Form 10-Q
period 1996-03-31
IMPERIAL CREDIT INDUSTRIES INC
filed 1996-05-15
CIK 883811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

Commission File number:  0-19861


IMPERIAL CREDIT INDUSTRIES, INC.



          CALIFORNIA                              95-4054791
  ----------------------                  -----------------------
(State or other jurisdiction of                (IRS Employer
incorporation or organization)              Identification Number)


23550 Hawthorne Boulevard, Building 1, Suite 110, Torrance,
California 90505

(310) 791-8020


Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(b) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.
Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

      Class                  Shares Outstanding at May 10, 1996
- - ------------------           ----------------------------------
Common Stock, no par value         18,331,229

IMPERIAL CREDIT INDUSTRIES, INC.

FORM 10-Q

TABLE OF CONTENTS

Part 1 - Financial Information
                                                              Page
Item 1.   Financial Statements:

     Consolidated Balance Sheets -
     March 31, 1996 (Unaudited) and December 31, 1995          1

     Consolidated Statements of Income (Unaudited)
     Three months Ended March 31, 1996 and 1995                2

     Consolidated Statement of Changes in
     Shareholders' Equity (Unaudited)                          3

     Consolidated Statements of Cash Flows
     (Unaudited) Three Months Ended
     March 31, 1996 and 1995                                   4

     Notes to Consolidated Financial Statements
    (Unaudited)                                                5

Item 2.
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations            14

Part II - Other Information

Items 1-5.     Not Applicable

Item 6.   Exhibit - Statement Regarding Computation of
          Earnings Per Share                                  35

          Signatures                                          36

ITEM 1. FINANCIAL STATEMENTS
IMPERIAL CREDIT INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

                                                 March 31,      December 31,
                                                  1996             1995
                                                 ---------      ------------
ASSETS
Cash.........................................   $34,945,570      $39,165,775
Interest bearing deposits....................     6,703,397      267,775,615
Investment in Federal Home
 Loan Bank stock.............................    10,025,700       22,750,000
Securities available for sale,
 at market...................................     5,962,500        5,962,500
Loans held for sale (Fair value of
 $1,059,041,873 and $1,345,509,326
 at March 31, 1996 and December 31 1995,
 respectively)............................... 1,059,041,873    1,341,809,910
Loans held for investment, net...............   647,739,054      668,771,208
Capitalized excess servicing fees receivable.    48,890,226       44,031,189
Purchased and originated servicing rights....    10,978,196       18,428,520
Retained interest in loan and
 lease securitizations.......................    20,417,623       14,241,098
Accrued interest on loans....................    10,406,899       10,164,585
Premises and equipment, net..................    11,283,486       11,369,004
Other real estate owned, net.................     6,589,750        7,179,157
Goodwill.....................................    21,120,696       20,345,931
Other assets.................................    50,309,457       38,640,656
                                             --------------     ------------
     Total assets........................... $1,944,414,427   $2,510,635,148

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits.................................... $1,023,906,441   $1,092,988,944
Borrowings from Imperial Bank...............      5,000,000        5,000,000
Borrowings from Federal Home Loan Bank......    195,000,000      190,000,000
Other borrowings............................    450,031,883      875,815,309
Bonds.......................................             --      111,995,353
Senior Notes................................     88,128,889       80,472,360
Other liabilities...........................     79,417,549       60,260,718
                                             ---------------  --------------
 Total liabilities.......................... $1,841,484,762   $2,416,532,684

Shareholders' equity:
Preferred stock, 8,000,000 shares authorized;
 none issued or outstanding.................             --               --
Common stock, no par value. Authorized 40,000,000
 shares; 16,077,597 and 14,578,481 shares issued
 and outstanding at March 31, 1996 and December
 31, 1995, respectively..................... $    78,109,623   $   51,981,388
Retained earnings...........................      21,608,819       38,909,853
Unrealized gain on securities available
 for sale, net..............................       3,211,223        3,211,223
                                              --------------   --------------
Total shareholders' equity..................     102,929,665       94,102,464
                                              --------------   --------------
Total liabilities and shareholders' equity..  $1,944,414,427   $2,510,635,148

Escrow, agency premium funds, and mortgage
  held in trust for various investors
 (segregated in special bank accounts -
 included in deposits)...................... $  25,118,370      $ 35,963,060

See accompanying notes to consolidated financial statements.

IMPERIAL CREDIT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                              Three months ended March 31,
                                                   1996         1995
                                              ------------ -------------
Revenue:
Gain on sale of loans........................ $21,710,715   $ 6,229,393
                                              -----------   ----------
Interest on loans............................  45,193,916    22,974,838
Interest on investments......................   2,185,147       483,784
Interest on other finance activities.........   2,141,392            --
                                              -----------   -----------
 Total interest income.......................  49,520,455    23,458,622
Interest expense.............................  36,783,076    18,624,529
                                              -----------   -----------
 Net interest income.........................  12,737,379     4,834,093
 Provision for loan losses...................   1,500,000       900,000
                                              -----------   -----------
 Net interest income after provision
 for loan losses.............................  11,237,379     3,934,093

Loan servicing income........................   2,010,116     3,535,598
Gain on sale of servicing rights.............   8,064,970     2,425,627
Other income.................................   1,201,788       189,260
                                               ----------   -----------
 Total other income..........................  11,276,874     6,150,485
                                              -----------   -----------
      Total revenue..........................  44,224,968    16,313,971

Expenses:

Personnel expense............................  12,435,371     6,895,375
Amortization of PMSR's and OMSR's............     718,452       644,137
Occupancy expense............................   1,319,520       987,932
Data processing expense......................     355,205       337,480
Net expenses of other real estate owned......   2,767,771       242,209
Professional services........................   1,145,500       451,540
FDIC insurance premiums......................      45,496       563,404
Telephone and other communications...........     907,136       605,171
    Restructuring provision -
       exit from mortgage banking operations.   3,800,000            --
 General and administrative expense..........   3,673,746     2,200,069
                                               ----------    ----------
    Total expenses...........................  27,168,197    12,927,317
  Income before income taxes.................  17,056,771     3,386,654
  Income taxes...............................   6,901,204     1,428,514
  Minority interest in income of
   consolidated subsidiaries.................   1,539,488            --
                                               ----------    ----------

        Net income........................... $ 8,616,079   $ 1,958,140

Net income per share:
Primary:.....................................     $  0.49   $      0.12
Fully Diluted:................................... $  0.49   $      0.12

See accompanying notes to consolidated financial statements

IMPERIAL CREDIT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

                                                                       Unrealized
                                 Number of                              gain on         Total
                                  shares       Common     Retained     securities    Shareholders
                                outstanding     stock     earnings    for sale,net      Equity
                                -----------   ---------    --------    ------------   ------------
Balance, December 31, 1995... $14,578,481    $51,981,388  $38,909,853  $3,211,223     $94,102,464
Exercise of stock options....      41,268        211,122           --          --         211,122
Stock dividend...............   1,457,848     25,917,113  (25,917,113)         --              --
Net income for period
 (unaudited)................           --             --    8,616,079          --       8,616,079
                               ------------    ---------  -----------  -----------   ------------
Balance March 31, 1996
 (unaudited)................   16,077,597    $78,109,623  $21,608,819  $3,211,223    $102,929,665


See accompanying notes to consolidated financial statements

IMPERIAL CREDIT INDUSTRIES, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                           Three months         Three months
                                          ended March 31,      ended March 31,
                                              1996                  1995
                                          --------------       --------------
Cash flows from operating activities:

 Net income............................     $  8,616,079      $    1,958,140
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
 Provision for loan losses............         1,500,000             900,000
 Depreciation and amortization........           709,748           1,049,460
 Accretion of discount................        (2,141,392)                 --
 Gain on sale of servicing rights.....        (8,064,970)         (2,425,627)
 Gain on sale of loans................       (21,710,715)         (6,229,393)
 Stock option compensation expense....                --             108,900
 Writedowns on other real estate owned         1,459,775             170,000
 Net change in loans held for sale....       304,478,752         151,380,811
 Net change in accrued
   interest on loans..................          (242,314)           (662,576)
 Net change in other assets...........        (9,718,056)         (5,416,786)
 Net change in other liabilities......        19,156,831           2,756,265
                                              -----------        -----------
Net cash provided by
 operating activities:                       294,043,738         143,589,194
 Cash flows from investing activities:
 Net change in interest
  bearing deposits....................       132,600,000           1,900,000
 Purchase of servicing rights.........        (2,743,745)         (1,984,248)
 Proceeds from sale of
   servicing rights...................         4,573,365          10,274,507
 Proceeds from sale of
   other real estate owned............         1,798,356             547,836
 Purchase of securities available
   for sale...........................       (91,771,322)         (1,785,783)
 Sale of securities available for sale       232,967,840                  --
 Net change in loans held for investment      19,567,793         (66,758,626)
 Purchases of premises and equipment..        (1,221,070)           (252,346)
Net cash provided by
 (used in) investing activities:              -----------         -----------
                                             295,771,217         (58,058,660)
Cash flows from financing activities:
 Net change in deposits...............       (69,082,503)        (90,302,732)
 Advances from Federal Home Loan Bank.       120,000,000         155,000,000
 Repayments of advances from
   Federal Home Loan Bank.............      (115,000,000)       (220,000,000)
 Net change in other borrowings.......      (425,783,426)         84,880,541
 Sale of bonds........................      (111,995,353)                 --
 Proceeds from resale of Senior Notes.         7,615,000                  --
 Proceeds from exercise of stock options         211,122                  --
                                            ------------         -----------
 Net cash used in financing activities:     (594,035,160)        (70,422,191)
 Net change in cash                           (4,220,205)         15,108,343
 Cash at beginning of year.............       39,165,775          24,903,671
                                            ------------         -----------
 Cash at end of period.................      $34,945,570         $40,012,014
                                             ===========         ============

Supplemental disclosure of cash flow information:
Income taxes paid during the period....      $ 1,506,000      $    3,650,079
Interest paid during the period........      $39,207,322      $   19,312,122

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements
(Unaudited)

1.   Organization

Imperial Credit Industries, Inc. (the "Company"), incorporated in 1986 in the State of California, is 26.4% owned by Imperial Bank.

The consolidated financial statements include Imperial Credit Industries, Inc.("ICII"), its wholly-owned subsidiaries and majority-owned subsidiaries (collectively the "Company"). The wholly-owned subsidiaries include Southern Pacific Thrift & Loan Association ("SPTL"), Southern
Pacific Funding Corporation ("SPFC"), Imperial Business Credit, Inc. ("IBCI") and Imperial Credit Advisors, Inc. ("ICAI"). The majority-owned consolidated subsidiaries include Franchise Mortgage Acceptance Company, LLC ("FMAC"), and ICI Funding Corporation ("ICIFC"). The minority interests are included in other liabilities on the consolidated balance sheet. The Company owns 66 2/3% of FMAC, with 33 1/3% of FMAC owned by the President of FMAC. The
Company owns 100% of the voting common stock of ICIFC which entitles it to a 1% economic interest. Imperial Credit Mortgage Holdings, Inc.
("ICMH"), an unconsolidated affiliated company, owns all of the ICIFC non voting preferred stock which entitles it to a 99% economic interest. All material intercompany balances and transactions have been eliminated.

2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. Prior years' consolidated financial statements have been reclassified to conform to the 1996 presentation.

3.   Preferred and Common Stock

The Company has authorized 8,000,000 shares of Preferred Stock. The Board has the authority to issue the preferred stock in one or more series, and to fix the designations, rights, preferences, privileges, qualifications and restrictions, including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preferences and sinking fund terms, any or all of which may be greater than the rights of the Common Stock.

On February 26, 1996, the Company paid a stock dividend to shareholders of record as of February 12, 1996. One new share of Common Stock was issued for each 10 shares currently held by shareholders.

On October 24, 1995, the Company paid a 3-for-2 stock split to shareholders of record as of October 10, 1995.

 Per Share Information

Net income per common share is computed based on the weighted average number of shares outstanding during the periods presented plus common stock equivalents deemed to be dilutive. Common stock equivalents deemed to be dilutive were calculated based on the average price per share during the periods presented for primary net income per share and based on the ending stock price per share, if greater than the average stock price per share, for fully diluted net income per share for the periods presented. The number of shares used in the computations give retroactive effect to stock dividends and stock splits for all periods presented. The weighted average number of shares including common stock equivalents for the three months ended March 31, 1996 and 1995 was 17,635,522 and 16,702,044 for
primary net income per share, respectively. The weighted average number of shares including common stock equivalents for the three months ended March 31, 1996 and 1995 was 17,680,403 and 16,837,941 for fully diluted net income per share, respectively.

4.   Commitments and Contingencies

     Sales of Loans and Servicing Rights

In the ordinary course of business, the Company is exposed to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of servicing rights. Under certain circumstances, the Company is required to repurchase mortgage loans if there has been a breach of representations or warranties.

During the three months ended March 31, 1996, the Company retained servicing rights on $30.6 million of mortgage loans sold and released servicing rights to the purchasers of mortgage loans sold on $379.7 million.

As of March 31, 1996, the Company was servicing loans totaling approximately $1.8 billion. During the three months ended March 31, 1996, the Company sold $2.6 billion of bulk servicing rights as compared to the sale of $332.1 million of bulk servicing rights in the same period of the previous year.

          Mortgage Loan Applications in Process

As of March 31, 1996 the Company had open short-term commitments amounting to $23,579,400 million to originate or acquire mortgage loan applications in process, subject to credit approval. Therefore, there is no exposure to credit risk in this type of commitment. Interest rate risk is mitigated by the use of forward contracts to sell loans to investors.

     Forward Contracts

Loans originated or acquired by the mortgage banking business are sold by the Company under mandatory or standby commitments wherein, upon sale, the credit risk is passed on to the purchaser.

The Company sells mortgage-backed securities through forward delivery contracts with major dealers in such securities. At March 31, 1996, the Company had $706.4 million in outstanding commitments to sell mortgage loans through mortgage-backed securities. These commitments allow the Company to enter into mandatory commitments when the Company notifies the investor of its intent to exercise a portion of the forward delivery contracts. At March 31, 1996, the Company was obligated under mandatory commitments to deliver loans to such investors of $20.0 million.

     Legal Proceedings

The Company is involved in additional litigation arising in the normal course of business of which management believes based in part upon the advice of legal counsel, will not have a material effect on the consolidated financial statements.

5.   Investment Securities Available for Sale

     The Company adopted SFAS 115 on January 1, 1994. The impact on the Company's financial position and results of operations was immaterial. At March 31, 1996, the carryig value of investment securities available for sale approximated market value.

6.   Loans Held for Sale

Loans held for sale consisted of the following at March 31, 1996 and December 31, 1995:

                                    At March 31, 1996    At December 31, 1995
                                    ----------------     --------------------
Loans secured by real estate:
 Single family 1-4..................    $648,244,506         $1,083,037,625
 Multi-family.......................     229,175,360            171,199,161
                                        ------------         --------------
                                         877,419,866          1,254,236,786

 Leases.............................      14,054,226             17,787,116
 Commercial loans...................     167,567,781             69,786,008
                                        ------------          -------------
                                      $1,059,041,873         $1,341,809,910


7.   Loans Held for Investment, net

Loans held for investment consisted of the following at March
31, 1996 and December 31, 1995.

                                   At March 31, 1996   At December 31, 1995
                                   -----------------   -------------------
Loans secured by real estate:
 Single Family 1-4.............        $233,474,129      $228,721,251
 Multi Family..................           7,274,665         7,027,788
 Commercial....................         142,978,817       133,189,268
                                       -------------     ------------
                                        383,727,611       368,938,307
 Leases.......................            1,539,421         7,296,735
 Installment loans............            8,393,463         1,900,382
 Commercial...................          278,553,180       311,121,613
                                       ------------      ------------
                                        672,213,675       689,257,037
 Unearned income                         (4,871,384)       (5,216,767)
 Deferred loan fees                      (6,267,542)       (1,540,353)
                                       -------------     ------------
                                        661,074,749       682,499,917
 Allowance for loan losses              (13,335,695)      (13,728,709)
                                       -------------     ------------
                                       $647,739,054      $668,771,208


The Company's loans held for investment are primarily comprised of first and second lien mortgages secured by residential and income producing real property in California, leases secured by equipment, asset based loans to middle market companies mainly in California, and loans to experienced franchisees of nationally recognized restaurant concepts. As a result, the loan portfolio has a high concentration in the same geographic region. Although the Company has a diversified portfolio, a substantial portion of its debtor's ability to honor their contracts is dependent upon the economy of California.

     Activity in the allowance for loan losses was as follows:

                             At March 31,    At December 31,  At December 31,
                                 1996             1995              1994
                             -----------     --------------    --------------
Balance, beginning of year.. $13,728,709        $7,053,901       $3,254,748
Provision for losses
 charged to expense ........   1,500,000         5,450,000        5,150,000
Business acquisitions and
 bulk loan purchases........          --         4,320,064               --

 Loans charged off..........  (1,921,180)       (3,105,943)      (1,435,960)
Recoveries on loans
 previously charged off.....      28,166            10,687           85,113
                              -----------     -------------    -------------
Net charge-offs.............  (1,893,014)       (3,095,256)      (1,350,847)

Balance, end of period...... $13,335,695       $13,728,709       $7,053,901

  As of March 31, 1996 and December 31, 1995 non-accrual loans totaled
$37,180,524 and $30,987,791, respectively.

          The following table sets forth the amount of NPA's attributable to the Company's former mortgage banking operations and to all of its other lending activities.

                               At March 31,     At December 31,         At December 31,
                                 1996                1995                    1994
                               ------------     --------------          -------------
                                      Former               Former                Former
                            All Other Mortgage  All other  Mortgage   All other  Mortgage
                             Lending  Banking   Lending    Banking    Lending    Banking
                           Activities Operat.   Activities Operat.   Activities  Operat.
                           ---------- --------  ---------- --------  ----------- --------
                                                     (Dollar amounts in thousands)
Nonaccrual loans:
 One to four family.....      9,587    19,050      2,652    20,990      4,012      5,697
 Commercial property....      4,648        --      1,824        --      2,201         --
 Multifamily property...      3,896        --      5,522        --      1,195         --
                             ------   -------    -------    ------     ------      ------
Total nonaccrual loans..     18,131    19,050      9,998    20,990      7,408      5,697

Other real estate owned:
 One to four family.....      3,426     2,203      1,937     4,173      1,217      1,277
 Commercial property....        122        --        211        --        445         --
 Multifamily property...        839        --        858        --        329         --
Total other real             ------   -------     ------     -----      -----      -----
 estate owned...........      4,387     2,203      3,006     4,173      1,991      1,277
Loans with modified terms:
 One to four family.....        866       --         870        --         76         --
 Commercial property....        457       --          --        --         --         --
 Multifamily property...         --       --          --        --         --         --
                             ------   -------     ------    ------      -----      ------
Total loans with
 modified terms........       1,323       --         870        --         76         --

Total non performing
 assets...............     $ 23,841  $ 21,253   $ 13,874   $ 25,163    $9,475     $6,974

Total loans and OREO..   $1,229,519  $508,326 $1,168,783   $869,463  $216,555 $1,094,144

Total NPA's as a percentage of
 loans and OREO.......        1.94%     4.18%      1.19%      2.89%     4.38%    0.64%


The provision for loan losses was $1.5 million for the three months ended March 31, 1996, an increase of 67% from $900,000 for the same period of the previous year. The increase in the provision was primarily the result of the increase in nonaccrual loans and the increase in the amount of net charge-offs. The ratio of the allowance for loan losses to total loans held for investment was 1.98%, substantially unchanged from 1.99% at December 31, 1995. The ratio of the allowance for loan losses to nonaccrual loans increased to 49.0% at March 31, 1996 from 44.3% at December 31, 1995. Although nonaccrual loans have decreased since December 31, 1995, with a corresponding decrease in allowance coverage, the Company evaluates expected losses on these nonaccrual loans in both periods on a loan-by-loan basis and has determined that the allowance is adequate to cover both expected losses on nonaccrual loans and inherent losses in the remainder of the Company's loans held for investment portfolio. The Company believes that the current loan loss allowance is adequate.

The percentage of the allowance for loan loss to nonaccrual loans will not remain constant due to the nature of the Company's portfolio of mortgage loans. The collateral for each nonperforming mortgage loan is analyzed by the Company to determine potential loss exposure, and in conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan losses. On an ongoing basis, management monitors the loan portfolio and evaluates the adequacy of the allowance for loan losses. In determining the adequacy of the allowance for loan losses, management considers such factors as historical loan loss experience, underlying collateral values, evaluations made by bank regulatory authorities, assessment of economic conditions and other appropriate data to identify the risks in the loan portfolio. Loans deemed by management to be uncollectible are charged to the allowance for loan losses. Recoveries on loans previously charged off are credited to the allowance. Provisions for loan losses are charged to expense and credited to the allowance in amounts deemed appropriate by management based upon its evaluation of the known and inherent risks in the loan portfolio. While management believes that the current allowance for loan losses is sufficient, future additions to the allowance may be necessary

8.   Purchased/Originated Servicing Rights and Capitalized
     Servicing Fees Receivable

 Changes in purchased/originated servicing rights were as follows:

                                    For the Three
                                    Months Ended   For the Year Ended
                                    March 31, 1996 December 31, 1995
                                    -------------  -----------------
Beginning balance..................  $18,428,520       $16,745,522
Addition...........................    2,743,745         7,339,799
Bulk purchase of servicing.........           --           757,208
Increase as a result of the
 FMAC acquisition..................                      3,804,855
Sales of servicing  ...............   (9,475,617)       (6,232,816)
Amortization prepayments...........                     (1,175,743)
Amortization - scheduled...........     (718,452)       (2,810,305)
                                   --------------  ----------------
Ending balance.....................  $10,978,196       $18,428,520

On May 12, 1995, the Financial Accounting Standards Board issued SFAS No. 122, "Accounting for Mortgage Servicing Rights", an amendment to SFAS No. 65. The Company has adopted this standard for its financial statement reporting beginning with the first quarter of 1995.

SFAS No. 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage loan servicing right based on its fair value relative to the fair value of the loan as a whole. To determine the fair value of the servicing rights created, the Company used the market prices under comparable servicing sale contracts, when available, or alternatively used a valuation model that calculates the present value of future net servicing revenues to determine the fair value of the servicing rights. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income which includes estimates of the cost of servicing, a discount rate, an inflation rate, ancillary income per loan, a loan prepayment speed, and a loan default rate.
The weighted average discount rate used in determining the fair value of PMSR's and OMSR's for all periods presented was approximately 11%.


In determining servicing value impairment, the post implementation originated servicing portfolio was disaggregated into its predominant risk characteristics. The Company has determined those risk characteristics to be loan program type and interest rate. Interest rates are stratified using 100 basis point increments. These segments of the portfolio were evaluated, using market prices under comparable servicing sale contracts, when available, or alternatively using the same model as used to originally determine the fair value at sale, using current assumptions.
The calculated value was compared to the capitalized book value of each loan type and interest rate pool to determine if a valuation allowance is required.

The Company will continue to calculate the fair value of its pre-implementation purchased servicing rights on a loan by loan basis. Additionally, the Company will continue to amortize its pre-implementation purchased servicing rights in proportion to, and over the period of, expected future net servicing income disaggregated by each individual loan with related capitalized servicng rights.

     Capitalized Servicing Fees Receivable

Changes in capitalized servicing fees receivable were as follows:


                                    For the Three
                                     Months Ended      For the Year Ended
                                   March 31, 1996     December 31, 1995
                                   --------------     ------------------
Beginning balance...........         $44,031,189          $4,319,393
Present value of excess servicing
 fees on loans sold........            9,941,125          42,352,733
Amortization...............           (5,082,088)         (2,640,937)
                                    -------------      ------------------
Ending balance.............          $48,890,226         $44,031,189

At March 31, 1996 and December 31, 1995 capitalized excess servicing fees receivable are recorded net of an allowance for recourse losses of $10,051,773 and $8,749,988, respectively.

The servicing portfolio associated with these capitalized excess servicing rights at March 31, 1996 and December 31, 1995 was $754.8 million and $664.6 million, respectively.

As a fundamental part of its business and financing strategy, the Company sells the majority of its loans with the associated servicing rights retained. A significant portion of the Company's revenue is recognized as gain on sale of loans, which may represent the present value of the difference between the interest rate charged by the Company to a borrower and the interest rate received by the investors who purchased the loan, in excess of normal loan servicing fees
(the "Excess Servicing Spread").

The Company has created capitalized excess servicing fees receivable as a result of the sale of loans and to a lesser extent leases into various trust vehicles. These various trust vehicles, primarily consisting of real estate mortgage investment conduits, are majority owned by an independent third party who has made a substantial capital investment and has substantial risks and rewards of ownership of the assets of the trust; therefore, these trust vehicles are not consolidated with the Company. Capitalized excess servicing fees receivable on the sale of loans and leases are determined by computing the present value of the excess of the weighted average coupon on the loans and leases sold (ranging from 9.0% to 13.3%) over the sum of: (1) the coupon in the pass through certificates (ranging from 5.6% to 7.4%), (2) a base servicing fee paid to the loan or lease servicer (ranging from 0.40% to 0.50%),
(3) expected losses to be incurred on the portfolio of loans or leases sold (ranging from 0.25% to 0.50% over the life of the loan), and considering
(4) prepayment assumptions.

Prepayment assumptions are based on recent evaluations of the actual prepayments of the Company's servicing portfolio or on market prepayment rates on new portfolios and consideration of the current interest rate environment and its potential impact on prepayment rates. The cash flows expected to be received by the Company, not considering the expected losses, are discounted at an interest rate that the Company believes an unaffiliated thirdparty purchaser would require as a rate of return on such a financial instrument. Expected losses are discounted using a rate equivalent to the riskfree rate for securities with a duration similar to that estimated for the underlying loans and leases sold. The combined result is an effective overall rate of approximately 15%. The excess servicing cash flows are available to the Company to the extent that there is no impairment of the credit enhancements established at the time the loans and leases are sold. Such credit enhancements are classified as retained interest in loan and lease securitizations on the consolidated balance sheets and represent the amount of overcollateralization of the certificates. To the extent that actual future performance results are different from the excess cash flows the Company estimated, the Company's capitalized excess servicing fees receivable will be adjusted quarterly with corresponding adjustments made to income in that period. The carrying value of the Company's capitalized excess servicing fees receivable was subject to a relative fair value allocation.

A portion of the Company's reported income and all of the related capitalized servicing fees receivable included in the Company's consolidated financial statements represent the recognition of the present value of the excess servicing spread, which is based on certain estimates made by management at the time loans are sold. The rate of prepayment of loans may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing. The effect of those factors on loan prepayment rates may vary depending on the particular type of loan. Estimates of prepayment rates are made based on management's expectations of future prepayment rate, which are based, in part, on the historical rate of prepayment of the Company's loans, and other considerations. There can be no assurance of the accuracy of management's prepayment estimates. If actual prepayment with respect to sold loans occur more quickly than was projected at the time such loans were sold, the carrying value of the capitalized servicing fees receivable may have to be written down through a charge to earnings in the period of adjustment. If actual prepayments with respect to sold loans occur more slowly than estimated, the carrying value of capitalized servicing fees receivable on the Company's consolidated statement of financial condition would not increase, although total income would exceed previously estimated amounts.

 9.        Borrowings from Imperial Bank

In November 1995, the Company renewed a $10 million line of credit with Imperial Bank. The line was subsequently increased to $15 million. On March 31, 1996, $5 million was outstanding which accrues interest at the prime lending rate. In April 1996, the line was repaid in full with the proceed raised in the Company's secondary stock offering.

10.  Other Borrowings

Other borrowings primarily consist of revolving warehouse lines of credit to fund the Company's and its subsidiaries lending activities. At March 31, 1996, approximately $450 million of loans were pledged as collateral for other borrowings. These lines of credit are short term and management believes these lines will be renewed in the normal course of business.

ICII and its subsidiaries has various revolving warehouse lines of credit available at March 31, 1996, as follows:

                            Interest
                              Rate   Commitment  Outstanding    Index
                          ---------- ----------  -----------   -------
                                     (Dollars in thousands)
DLJ (ICII).................   6.23%   $400,000     149,080  Libor+80bp-150bp
DLJ (SPFC).................   6.04%     50,000          --  FedFunds+65bp-85bp
PaineWebber (ICII).........   6.06%    200,000      16,720  Libor+65bp-100bp
Banco Santander (FMAC).....   8.19%     25,000      24,713  Libor+225bp
Lehman Brothers (SPFC).....   6.24%    200,000      70,103  Libor+30bp
Imperial Warehouse
  Lending Group (ICIFC)....   6.09%    600,000     176,322  Bank of America
                                                             Prime
Warehouse Lending Corporation
  of America (ICII)........   8.44%     20,000      13,094  Libor+250bp
                                       -------      ------
                                    $1,495,000    $450,032

 11.  Senior Notes

                                                         Balance at
                                           March 31,     December 31,
                                             1996            1995
                                          ----------     ------------
Senior notes........................     $90,000,000     $81,500,000
Unamortized discount................      (1,871,111)     (1,027,640)
                                          ----------     ------------
Net balance, Senior Notes...........     $88,128,889     $80,472,360

In January 1994, the Company issued $90,000,000 of Senior Notes with a stated interest rate of 9.75% which mature on January 15, 2004. In October 1994, the Company repurchased $8,500,000 of the Senior Notes. During the first quarter of 1996, the Company sold the repurchased Senior Notes for prices ranging from 90 to 95. At March 31, 1996, $90,000,000 of the Senior
Notes were outstanding and the interest rate on the Senior Notes was 9.75%. The Senior Notes may be redeemed after January 15, 1999 at the option of the Company until maturity at a declining premium, plus accrued interest. The Senior Notes are unsecured and rank pari passu with all other senior unsecured indebtedness of the Company, but are effectively subordinated to the liabilities of Southern Pacific Thrift and Loan Association, the Company's whollyowned subsidiary. The Trust Indenture
(the Indenture) for the Senior Notes includes provisions which limit the ability of the Company to incur additional indebtedness or issue certain stock of the Company, to make certain investments, engage in certain transactions with affiliates, create restrictions on the ability of subsidiaries to pay dividends or certain other distributions, create liens and encumbrances, or allow its subsidiaries to issue certain classes of stock.

Total interest expense on the Senior Notes for the quarters ended March 31, 1996 and 1995 was $2,160,553 and $2,096,513, respectively.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General

The Company is a diversified specialty finance company offering financial products, principally through its subsidiaries, in the following four sectors: non-conforming residential mortgage banking, commercial mortgage banking, business lending and consumer lending.

The Company's strategy is to concentrate its lending activities in select highmargin commercial and consumer markets in which loan and lease products originated or purchased by the Company can be readily sold through securitization or whole loan sales in the secondary market. The Company emphasizes (i) opportunistic expansion into niche segments of the financial services industry, (ii) conservative underwriting and credit guidelines, (iii) loan and lease originations on a wholesale basis to maintain low overhead, (iv) securitization or sale in the secondary market of substantially all of the Company's loans and leases other than those held by its subsidiary, Southern Pacific Thrift & Loan Association ("SPTL"), for investment and (v) business and financial flexibility to allow withdrawal from or entry into business segments if warranted by market conditions.

Since 1995, the Company has attempted to diversify its loan and lease products by focusing on the creation and acquisition of additional finance businesses in order to reduce dependency on residential mortgage lending. When acquiring new businesses or targeting expansion opportunities, the Company seeks to retain existing management or recruit experienced management to help make continued growth possible and to reduce the risks associated with market entry.
The financial products offered by the Company consist of loans and leases in the following four sectors:

non-conforming residential mortgage lending non-conforming single family mortgage loans commercial mortgage lending - franchise loans, income property loans and manufactured housing community loans business finance lending - equipment leasing, asset-based financing and loan participations consumer loans - sub-prime auto loans, home improvement loans and other consumer credit

The majority of the Company's loans and leases, other than those held by SPTL for investment, are sold in the secondary market through securitizations and whole loan sales. Securitizations and whole loan sales provide the Company with greater flexibility and operating leverage by allowing the Company to generate fee and interest income through originations and investments in loans with a significantly smaller capital commitment than that required by traditional portfolio lenders. In addition, the Company believes that the use of securitizations results in a lower overall cost of funds. SPTL also accepts Federal Deposit Insurance Corporation
("FDIC") insured deposits which are used to finance SPTL's lending activities through several active divisions.

Non-Conforming Residential Mortgage Lending

The Company engages in non-conforming residential mortgage lending through its whollyowned subsidiary, SPFC, and through the Bulk Acquisitions Division of SPTL.

     SPFC

Through SPFC, the Company is an originator, purchaser and seller of high yielding, single family non-conforming mortgage loans. SPFC's mortgage loan production increased to $80.5 million for the quarter ended March 31, 1996 from $54.4 million for the quarter ended March 31, 1995.

Substantially all of SPFC's loans are secured by first or second mortgages on owner occupied single family residences. The majority of the originated and purchased loans are made to borrowers who do not qualify for or are unwilling to obtain financing from conventional mortgage sources. SPFC typically packages a portfolio of originated and purchased loans and either sells such loans directly to institutional purchasers or through securitization. The average initial loan balance of non conforming residential mortgage loans originated or acquired by SPFC during the quarter ended March 31, 1996 was $121,000.

Wholesale Division. SPFC originates through its Wholesale Division, comprised of account executives located in 13 offices in nine states that have established relationships with independent mortgage loan brokers located throughout the United States. Of SPFC's 13 sales offices, four are located in California, two in Oregon, and one is located in each of Washington, Florida, Colorado, Illinois, Massachusetts, Utah and Virginia. Mortgage loan brokers act as intermediaries between potential borrowers and SPFC in arranging mortgage loans that adhere to SPFC's underwriting guidelines. As part of its lending strategy, SPFC solicits the majority of its loans from brokers on a wholesale basis. The Company believes that SPFC can generate sufficient origination volume through its wholesale network to create economies and compete effectively without the costly overhead structure associated with a retail branch system. The Wholesale Division originated nonconforming mortgage loans accounting for $76.4 million or 94.9% of SPFC's total loan origination and purchase volume for the quarter ended March 31, 1996.

Institutional Division. In November 1995, SPFC established its Institutional Division to purchase non-conforming loans on a per loan basis as well as in bulk acquisitions from mortgage lending institutions primarily consisting of small to medium sized commercial banks, savings banks and thrift institutions. SPFC establishes correspondent relationships with these financial institutions as they seek ways to retain and add new customers, generate additional fee income and broaden their mortgage product lines.

The Institutional Division establishes a relationship with an institution to employ its mortgage lending capability to originate, process and, upon the Institutional Division's underwriting, close the loan and assign it to SPFC. The financial institution utilizes SPFC's basic underwriting criteria and closes and delivers loans in a form acceptable to SPFC. From time to time, the institution may elect to deliver loans from its portfolio which may not have been originated in accordance with SPFC's underwriting guidelines. These portfolio loans are re-underwritten to SPFC's guidelines. Other factors, such as seasoning and pay history, are also considered before agreement to purchase such loans has been made.

  The Institutional Division's correspondent relationships are based on the participating institution's willingness to assume the cost and responsibility for loan origination, closing and sale in exchange for closing points and fees, control of the customer and the Institutional Division's willingness to provide a non conforming product line and a consistent funding source. The institution further agrees to extensive representations and warranties concerning its activities as an originator and seller of the non-conforming loans to SPFC.

The Institutional Division's operating headquarters located in Boca Raton, Florida, has a staff of seven persons and is responsible for underwriting and funding loans submitted by correspondent institutions. SPFC also has a satellite office in Braintree, Massachusetts.

Retail/Telemarketing Division. In March 1996, the SPFC entered into an agreement with a telemarketing company and a telecommunications equipment manufacturer pursuant to which the Company will originate loans utilizing a telemarketing system (the ''Telemarketing Agreement''). The system facilitates the origination of loans by combining predictive dialing technology with a scripted, interactive sales presentation, a credit scoring system using the SPFC's underwriting guidelines, and a loan quotation system. SPFC will implement the system using two separate approaches. First, SPFC will develop its own telemarketing division manned by its own staff. Under the Telemarketing Agreement, SPFC will, upon completion of its public stock offering, make an initial payment of $1.0 million and purchase a 24station predictive dialing system, and the telemarketing company will train staff to manage the system. The second approach is to develop a network of mortgage brokers, primarily from those who have an existing relationship with SPFC, with the authority to utilize the system. Those brokers will lease a predictive dialing system directly from the telecommunications company and staff the system with their employees. Those brokers will enter into an agreement to offer all of the originations resulting from the system to SPFC. The loans originated will be underwritten according to SPFC's guidelines and interest rates and delivered to SPFC for funding at par. There will be no cost of originating these loans passed to SPFC.

Bulk Purchase Program. SPFC's Bulk Purchase Program purchases loans on a bulk basis from third party originators. SPFC has established relationships with several mortgage bankers who have been reviewed by SPFC to ensure the quality and type of loans originated. SPFC also analyzes the financial condition of the mortgage banker, including a review of its financial statements. Upon approval, SPFC typically requires each mortgage banker to enter into a purchase and sale agreement with customary representations and warranties regarding the loans such mortgage brokers will sell to SPFC.

For the quarters ended March 31, 1996 and 1995, SPFC made bulk loan purchases of $600,000 and $10.2 million, respectively. All of these loans were secured by owner occupied single family residences. Although SPFC has established the infrastructure, systems and personnel to conduct a larger volume of bulk purchases, SPFC has been constrained by a lack of financial resources from significantly increasing the amount of loans purchased. In addition, SPFC has been actively involved in arranging for the purchase of non-conforming loans for SPTL. The loans were similar quality, size, weighted average coupon and weighted average initial loan-to-value relative to what the Company is currently originating and purchasing through its Wholesale Division and Bulk Purchase Program.

Commercial Mortgage Lending

The Company engages in commercial lending, which consists of franchise mortgage lending, asset-based lending, equipment leasing income property lending, manufactured housing community lending and loan participations.

     Franchise Mortgage Lending

     General

Franchise Mortgage Acceptance Company, LLC (''FMAC'') makes long-term, fixed rate loans to established franchisees of major restaurant franchise concepts, which are then securitized into investment grade structures and sold to institutional investors. In parallel with the accumulation of the collateral and the structuring of the securities sold in each securitization, independent rating agencies are retained to rate each series of securities issued which securities have, in each instance, received investment grade ratings (BBB- and above).

During the quarter ended March 31, 1996, loans to individual credits ranged from approximately $400,000 to $25.0 million.

The Company believes that recent changes in the banking environment have adversely affected the ability of small business operators to find credit, regardless of their track record and ratings. Franchise operations comprise a major portion of overall small business activity in the United States. The standardization imposed by franchisors make this market sector amenable to securitization. FMAC targets ''top tier'' franchises whose franchisors exercise significant operating and marketing control. It lends only to established, successful operators of franchise restaurants with proven track records. FMAC makes loans directly to franchisees based on the enterprise value as well as the cash flow of individual restaurants and, where applicable, the value of any associated real estate. FMAC generally lends against existing cash flow. It generally does not rely on projected sales growth to add incremental cash flow to help service debt. Borrowers must demonstrate positive cash flow on an EBITDA (earnings before interest, taxes, depreciation and amortization) basis.

For the quarter ended March 31, 1996, FMAC originated or acquired
$100.5 million of franchise mortgage loans. FMAC did not securitize any loans during the quarter ended March 31, 1996.

     Income Property Lending

SPTL's Income Property Loan Division ("IPLD") was formed in
February 1994 to expand the Company's apartment and commercial property lending business. In the first quarter of 1996, IPLD funded approximately $56.4 million in loans. IPLD seeks to make 70% of its loans secured by apartment buildings and 30% of its loans secured by other commercial properties. Most of IPLD's business is generated through in-house loan representatives who market the loans directly to mortgage brokers and borrowers. Virtually all of IPLD's loans are secured by properties in California.

The focus of IPLD's lending activity is the small loan market for apartments and commercial loans. IPLD's maximum loan amount is approximately $2.5 million. The Company believes that IPLD employs conservative underwriting criteria, which include a maximum loanto-value ratio of 70% and minimum debt coverage ratio of 1.2 to 1 on all loans. Loans secured by income properties entail additional risk as compared to single family residential lending. The payment experience on such loans is generally dependent on the successful operation of the related commercial or multifamily property and thus is subject to a greater extent to adverse conditions in local real estate markets or in the economy generally.

All of IPLD's loan programs include 30-year adjustable rate loans tied to the 6month LIBOR, 1-year Treasury, or Bank of America prime indexes with margins ranging from 350 to 550 basis points depending on product type, property location and credit history of the borrower. With respect to apartment loans, IPLD uses standard FNMA documentation and approved independent appraisers.

     Manufactured Housing Community Lending

Manufactured Housing Community Bankers (''MHCB'') was formed as a division of ICII in early 1995 as a specialty lending group to finance fully-developed manufactured housing communities throughout the United States. MHCB's loan programs are designed to originate, underwrite, close, service, warehouse and securitize mobile home community first mortgage loans. Many of these properties are master planned communities with recreational and social amenities. The loans are secured by the manufactured housing community real estate; the principal source of repayment is the rental payments for the pads on which the manufactured housing is situated.

Loan underwriting procedures and guidelines are intended to assess the value of the mortgaged property, the ability of such property to generate operating income and the borrower's previous credit experience. MHCB actively markets its programs through mortgage brokers and mortgage bankers and stresses rapid turnaround of loan requests and loan structures that meet borrowers' requirements.

MHCB is currently offering five to ten-year fixed rate and seven-year variable rate loans ranging from $1 million to $15 million, secured by existing manufactured housing communities. Only established properties with a minimum of five years stabilized occupancy qualify for MHCB's loan programs. Each of these communities must have a rent structure that is priced below that of the local permanent housing market. MHCB didn't close any loans in the quarter ended March 31, 1996.

Business Finance Lending

The Company, through CBCC, IBC and the Loan Participation and Investment Group of SPTL, also engages in business finance lending, which consists of asset-based lending, commercial equipment leasing and loan participations.

     Asset Based Lending

     General

On September 30, 1995, as part of the Company's strategy to diversify its lending operations, the Company acquired from Coast Savings Bank, Federal Savings Bank, all of the outstanding capital stock of CoastFed Business Credit Corporation (''CBCC''), a financial services company engaged primarily in the asset-based commercial lending business. The purchase price was approximately $150 million.

Concurrently with the closing of the transaction described above, CBCC was merged with and into SPTL. Upon consummation of the merger, CBCC was renamed Coast Business Credit Corporation ("CBC") and became an operating division of SPTL. CBC's headquarters are located in West Los Angeles, California and, except for one marketing representative located in Santa Clara, California, all of CBC's employees and principal activities are based at CBC's West Los Angeles headquarters office.

CBC is a senior secured asset-based lender which lends primarily to qualified California-based companies. At March 31, 1996, CBC had outstanding loans totaling $194.4 million.

CBC's principal business is asset-based lending to small to medium-sized businesses with annual revenues ranging from approximately $10 to $100 million. Generally, such businesses are constrained from obtaining financing from more traditional credit sources such as commercial banks due to inadequate equity capitalization, limited operating history, lack of profitability or financing needs below commercial bank minimum size requirements. CBC has focused its lending activities on high technology businesses engaged in the computer industry.

At March 31, 1996, CBC's loan portfolio represented lending relationships with approximately 80 customers, with an average total loan per customer of $2.4 million. CBC's loans typically have maturities of one year to five years, providing borrowers with greater flexibility to manage their borrowing needs. The Company believes that CBC's offering of shorter maturity loans, its relationships with principal investors and its industry expertise contribute to CBC's ability to distinguish itself from its competitors and grow its lending relationships.

The Company believes that CBC's pricing is competitive with pricing charged by other commercial finance companies. In addition, CBC attempts to be flexible in the structuring of its revolving credit lines and to provide prompt service in order to gain an advantage over its competitors. When CBC competes against more traditional lenders, it competes less on price and more on flexibility, speed of funding and the relative simplicity of its documentation. CBC strives to fund its initial advance under a loan to an approved client within three weeks of CBC's receipt of required information with respect to the client, and strives to fund future advances generally by the next business day after CBC's receipt of required documentation.

     Loan Products and Originations

CBC's loans are categorized based on the type of collateral securing the loan. CBC makes revolving loans primarily secured by accounts receivable and secondarily by inventory. It also makes term loans secured by real property, equipment or other fixed assets. CBC also periodically enters into participations with other commercial finance companies. The term of CBC's revolving loans is normally one year with an automatic renewal for a one year period at the end of such contract term unless terminated by either party (usually requiring 60 days written notice prior to the end of such term). Equipment loans are term loans typically with threeto five-year amortization periods, but are due and payable upon termination of the master loan and security agreement.

     Equipment Leasing

     General

On May 31, 1995, as part of the Company's diversification strategy, the Company acquired all of the assets and assumed certain liabilities of First Concord Acceptance Corporation (''FCAC''), a Colorado corporation engaged in the origination, acquisition and servicing of business equipment leases. The sale was effectuated pursuant to an asset purchase agreement among the Company, FCAC and Oren L. Benton, FCAC's majority shareholder (''Benton''). In connection with the purchase of FCAC's assets, the Company or its affiliates also purchased 100% of the partnership interests of three partnerships controlled by Benton that were formed for the purpose of securitizing certain of FCAC's lease receivables.

The net purchase price for FCAC's assets and the partnership interests was approximately $21 million. Due to the then-pending bankruptcy of Mr. Benton and certain affiliated entities, the transactions were subject to the approval of the United States Bankruptcy Court, which approval was obtained prior to the closing of the transactions.

Imperial Business Credit, Inc. ("IBC") was formed by ICII in May,
1995 to carry on the business previously operated by FCAC. IBC's corporate headquarters are located in Rancho Bernardo, California and IBC carries out its business equipment leasing operations from both its headquarters and its operations center in Denver, Colorado.

IBC's lease originations totaled $14.4 million in the quarter ended March 31, 1996.

     Lease Finance Operations

IBC is in the business of leasing equipment, including copying, data processing, communication, printing and manufacturing equipment, exclusively to business users. Initial lease terms typically range from 24 months to 60 months. IBC will commit to purchase this equipment only when it has a signed lease with a lessee who satisfies its credit and funding requirements. Substantially all the leases written by IBC are full payout ("direct financing") leases that allow IBC to sell or re-lease the equipment upon termination of the lease. IBC occasionally purchases small portfolios of existing equipment leases from brokers with whom it has established relationships. These portfolios are evaluated on an individual basis according to IBC's established credit policy. The Company believes that these acquisitions allow IBC to grow with greater efficiency than usual at a level of decreased risk due to the portfolio aging that has occurred in the books of the originating broker. IBC uses an established computer system and related software systems. The systems have in part been developed by IBC management. The systems allow IBC to process lease applications, book leases as post lease payments, follow closely for credit processing and collections. In the latter part of 1992, the hardware supporting the software was upgraded.

Upon expiration of the initial lease terms if its direct-financing leases, IBC expects, on average, to realize slightly more than the "residual value" at which the leased equipment is carried on IBC's books. IBC's ability to recover the recorded estimated residual value depends on the accuracy of initial estimates of the equipment's useful life, the market conditions for used equipment when leases expire, and the effectiveness of IBC's program for releasing or otherwise disposing of leased equipment. Residual recovery, however, is not required for IBC to achieve a profitable return on its investment. The residual is usually worth 1% to 2% of the gross yield depending upon original lease term, further mitigating against the residual risk inherent in the portfolio.

     Lease Terms and Conditions

IBC uses a non-cancelable lease, the terms and conditions of which vary only slightly from transaction to transaction. In substantially all of the leases, lessees are obligated to (1) remit all rents due, regardless of the performance of the equipment; (2) operate the equipment in a careful and proper manner and in compliance with governmental rules and regulations; (3) maintain and service the equipment; (4) insure the equipment against casualty losses and public liability, bodily injury and property damage; and (5) pay directly, or reimburse IBC for, any taxes associated with the equipment, its use, possession or lease, except those relating to net income derived by IBC therefrom. The lease provides that IBC, in the event of a default by a lessee, may declare the entire unpaid balance of rentals due and payable immediately, and may seize and remove the equipment for subsequent sale, release or other disposition.

In those instances when a portfolio of leases is acquired, documentation provided by the originating lessor is checked for compliance with IBC's standard documentation before accepting the portfolio for purchase.

     Loan Participation and Investment Group

The Company's Loan Participation and Investment Group (''LPIG'') is a division of SPTL that purchases for investment nationally-syndicated commercial loan participations originated by commercial banks and insurance companies, primarily in the secondary market. The principal types of loans acquired by LPIG are senior secured bank loans consisting of: (i) revolving lines of credit which allow the borrower to borrow and repay proceeds as needed for working capital purposes; (ii) long-term loans with a specific amortization schedule which requires the borrower to repay the borrowed loans over time, usually on a quarterly basis; or (iii) letters of credit which are normally funded as a sublimit under the revolving line of credit commitment. The loans are generally secured by a first priority lien on all of the borrower's personal property including accounts receivable, inventory and furniture, fixtures and equipment, as well as liens on owned real estate. At March 31, 1996, loan participations held by LPIG ranged in size from approximately $3.0 million to approximately $10.0 million.

The Company believes that LPIG's purchase of senior secured loan participations allows it to build and maintain a loan portfolio without costly direct customer loan servicing and loan origination costs. In addition, such purchases facilitate the maintenance of a portfolio which is diversified both geographically and by industry.

LPIG's loan underwriting policy requires an analysis of the borrower's ability to repay its debts, as well as an evaluation of the effects of general economic and industry trends and various competitive factors affecting the borrower.

During the quarter ended March 31, 1996, LPIG has purchased and funded approximately $37.2 million of senior secured loan participation commitments. Loans outstanding under LPIG's participation commitments at March 31, 1996 totaled $23.9 million.

Consumer Lending

Through SPTL, the Company also makes consumer finance loans consisting of sub-prime auto finance loans, home improvement loans and other consumer credit.

     Sub-Prime Auto Lending

SPTL's Sub-Prime Auto Lending Division ("ALD") was formed in
October 1994 to fund new and used automobile purchase contracts. ALD's borrowers are generally credit impaired and therefore are unable to access alternative sources of financing from banks and captive auto finance companies. ALD seeks to offset the increased risk of default in its portfolio with higher yields and aggressive servicing and collection activities.

During 1995, ALD generated and sold approximately $19 million in sub-prime auto loans. ALD generated $5.4 million in sub-prime auto loans during the quarter ended March 31, 1996. The Company currently generates sub-prime auto loans through three Northern California retail offices and anticipates expanding its activities to Central California and areas outside California in 1996.

Home Improvement Loans and Other Consumer Credit

SPTL's Consumer Credit Division ("CCD") was formed in early 1994 to offer loans primarily to finance home improvements, manufactured housing and other consumer goods. CCD's business is developed through a network of retailers and contractors throughout California. All loans are centrally processed, approved and funded at CCD's headquarters in Irvine, California.

Home improvement loans offered by CCD range from $5,000 to $350,000 and include major remodeling projects that are sometimes coupled with refinancings. CCD's typical loan is secured by a junior lien. In addition, CCD purchases unsecured installment sales contracts to finance certain home improvements such as air conditioning, roofing and kitchen and bathroom remodeling.

During the quarters ended March 31, 1996 and 1995, CCD originated $3.9 million and $2.1 million in loans, respectively.

     Strategic Divestitures

Historically, the Company's primary business was the origination and sale of conforming residential mortgage loans. This business experienced substantial growth due to high levels of mortgage loan refinancing activity in 1993 and 1992, as interest rates dropped to historically low levels. However, as interest rates increased and refinancing activity declined in 1994, conforming residential mortgage loan originations on an industrywide basis decreased dramatically and pricing became increasingly competitive. The Company recognized that the non-conforming residential mortgage market provided greater opportunities for mortgage loan origination growth. As a result, during 1995 and through the first quarter of 1996, the Company directed additional capital and resources to its nonconforming residential mortgage lending subsidiary, SPFC, and divested substantially all of its conforming mortgage lending and servicing businesses. At the same time, the Company entered or expanded its presence in higher margin commercial and consumer lending markets. Throughout this realignment, the Company's core business strategy has remained consistent in that it originates loans and leases funded primarily through securitizations and whole loan sales in the secondary market.

During the fourth quarter of 1995, the Company contributed its mortgage conduit operations and SPTL's warehouse lending operations to Imperial Credit Mortgage Holdings, Inc., a newly-formed Maryland corporation ("ICMH"),that subsequently engaged in an initial public offering of its common stock. ICMH operates three businesses, two of which were owned by ICII. ICMH elected to be taxed as a real estate investment trust. At the effective date of ICMH's public offering ("Offering"), ICII contributed to ICI Funding Corporation ("ICIFC") certain of the operating assets and certain customer lists of ICII's mortgage conduit operations including all of ICII's mortgage conduit operations' commitments to purchase mortgage loans subject to rate locks from correspondents, in exchange for 100% of the voting common stock and 100% of the outstanding non-voting preferred stock of ICIFC. Simultaneously, on the effective date of the Offering, in exchange for 500,000 shares of the common stock of ICMH, ICII (1) contributed to ICMH all of the outstanding non-voting preferred stock of ICIFC, which represents 99% of the economic interest in ICIFC, and (2)
 caused SPTL to contribute to ICMH certain of the operating assets and certain customer lists of SPTL's warehouse lending division, and (3) executed an agreement not to compete and a right of first refusal agreement in each case for a period of two years from the effective date of the Offering. All of the outstanding shares of common stock of ICIFC were retained by ICII. Lastly, ICMH contributed all of the aforementioned operating assets contributed by SPTL's warehouse lending operation to Imperial Warehouse Lending Group ("IWLG") in exchange for shares representing 100% of the common stock of IWLG. At and as of the quarter ended March 31, 1996, ICIFC had total assets of $188.1 million, total revenues of $2.8 million, and net income of $547,600.

The assets and operations of ICIFC are consolidated with ICII. ICMH's 99% economic interest in the earnings of ICIFC are eliminated from the Company's consolidated income statement through "Minority Interest in Income of Consolidated Subsidiaries." As a result, the assets and liabilities of the Company reflected on its consolidated balance sheet at March 31, 1996 included approximately $188.1 million in assets, and $178.5 million in liabilities related to ICIFC. The Company will retain only 1% of the net earnings or loss derived from such assets and liabilities along with the other operations of ICIFC.

In exchange for the contributed assets, the Company received 11.8% of the capital stock of ICMH. Additionally, the Company's wholly-owned subsidiary, Imperial Credit Advisors, Inc. (''ICAI''), entered into a management agreement with ICMH pursuant to which it provides management advisory services to ICMH in return for a management fee.

In the first quarter of 1996, the Company sold the majority of its mortgage origination offices related to its former conforming residential mortgage lending business. The Company's wholesale offices in Colorado, Florida, Oregon and Washington have been converted to SPFC offices. (See "Results of Operations - Quarter Ended March 31, 1996 Compared to Quarter Ended March 31, 1995 Restructuring Charges")

The Company recognized that maintaining a mortgage loan servicing infrastructure was not economically viable in the absence of a conforming residential mortgage loan origination business. Thus, in March 1996, the Company sold substantially all of its conforming residential mortgage loan servicing rights. Additionally, the Company has subcontracted all remaining servicing generated by its non-conforming residential mortgage banking business since September 1995 to Advanta Mortgage Corp. USA (''Advanta''). The Company expects to sell or subcontract all servicing related to such mortgage banking business prior to September 1995 to Advanta or other third party servicers. The Company intends to continue servicing all loans and leases originated by its equipment leasing and franchise mortgage lending businesses, as well as all loans held by SPTL.

Finally, the Company has announced that SPFC intends to offer shares of its common stock to the public in an initial public offering. After this offering, which is currently expected to include both primary and secondary shares, ICII expects that it will own approximately 65% of the issued and outstanding shares of SPFC's common stock, excluding shares issuable upon exercise of options granted or to be granted pursuant to SPFC's stock option plans.

     Strategic Focuses and Acquisitions

In December 1994, ICII incorporated and capitalized SPFC in the State of California. SPFC is a 100% owned subsidiary of ICII. SPFC was formed to originate and acquire non conforming single family residential loans, including loans secured by second trust deeds. The employees and operations of SPTL's Residential Lending Division were transferred to SPFC in April 1995. Since that time, SPFC has operated as a stand alone entity and has produced approximately $314.5 million of sub prime credit loans through March 31, 1996. The loans originated by SPFC (and before April 1995, the Residential Lending Division of SPTL) have accounted for a significant portion of the loans included in the Company's loan securitizations during the quarter and year ended 1996 and 1995, SPFC securitized $102.4 million and $164.9 million of loans, respectively. SPFC intends to continue to accumulate the loans originated or acquired and securitize them in the secondary mortgage markets. As of and for the quarter ended March 31, 1996, SPFC had total assets of $83.8 million and net income of $4.0 million.

Additionally, in 1995, the Company formed a new subsidiary, Imperial Credit Advisors, Inc. ("ICAI"), entering the Company in another new business-investment trust management. ICAI, incorporated in January 1995 in the State of California, is a 100% owned subsidiary of ICII. ICII formed ICAI to provide monitoring, reporting, and other general and administrative services to the ''Imperial Government Income Trusts, Series I through IV''; to advise and assist the Trustee (First Trust of California, National Association) of such Trusts in the acquisition of mortgage backed securities and beneficial interests in mortgage servicing rights by each Trust; and to further assist the Trustee in liquidation of trust assets in accordance with the Trusts' terms. During the second quarter of 1995, ICAI closed its first trust-Government Income Trust, SeriesOne. ICAI continues marketing efforts for the remaining four trusts. ICAI will also act as the manager of ICMH, the Company's newly formed REIT. ICAI will oversee the day-to-day operations of ICMH, subject to the supervision of ICMH's Board of Directors, pursuant to a management agreement. As of and for the quarter ended March 31, 1996, ICAI had total assets of $1.4 million and net income of $167,300.

During 1995, the Company completed the acquisition of substantially all of the assets and assumption of substantially all of the liabilities of First Concord Acceptance Corporation of Colorado ("FCAC"). At the date of acquisition the existing employees and operations of FCAC became a part of Imperial Business Credit, Inc. ("IBC"), a newly formed wholly owned subsidiary of ICII. The Company paid approximately $21 million in the acquisition of FCAC. Total assets of approximately $41 million were acquired and sold to SPTL as a result of the acquisition. FCAC's operations primarily consist of originating and securitizing equipment leases throughout the United States. The acquisition of FCAC has resulted in the significant expansion of the Company's equipment leasing activities. As of and for the quarter ended March 31, 1996, IBC had total assets of $4.0 million and net income of $194,100.

During 1995, the Company completed the acquisition of two-thirds of the outstanding common stock of Franchise Mortgage Acceptance Corporation ("FMAC") of Greenwich, Connecticut, and placed all of the employees, and operations of FMAC into a new subsidiary, Franchise Mortgage Acceptance Company LLC, ("FMAC"). The Company paid approximately $4 million in the acquisition of FMAC and was obligated to pay an additional $3.8 million based on FMAC's future loan originations. Total assets of approximately $3.8 million (primarily servicing rights) were acquired and sold to SPTL as a result of the acquisition, and the Company recorded goodwill of approximately $4.0 million. FMAC provides commercial financing programs to major franchising companies and their franchisees. The $3.8 million of assets transferred to SPTL consists primarily of franchise mortgage servicing rights aggregating approximately $267 million. As of and for the quarter ended March 31, 1996, FMAC had total assets of $34.1 million and income before income taxes of $3.0 million.

In September 1995, the Company completed the acquisition of 100% of the outstanding common stock of CoastFed Business Credit Corporation ("CBCC"), and placed all of the employees, and operations of CBCC into its existing subsidiary, SPTL. The Company paid approximately $150.0 million in its acquisition of CBCC. At the acquisition date, CBCC had total assets of approximately $137.2 million, total commitments to fund loans of $460.6 million, and total outstanding loans of $138.8 million. As a result of the acquisition, and the Company recorded goodwill of approximately $16.0 million. Coast Business Credit Corporation ("CBC") provides commercial receivables financing programs to retailers in a variety of businesses.
During 1995, CBC originated approximately $42.9 million in commercial receivables. Substantially all of the assets transferred to SPTL consist of outstanding loans to CBC customers. At December 31, 1995, SPTL had total outstanding loans related to CBC of $154.2 million. CBC contributed income of $2.3 million from October 1 through December 31, 1995.

     Servicing Rights

When the Company purchases servicing rights from others, or loans which include the associated servicing rights, the price paid for the servicing rights, net of amortization based on assumed prepayment rates, is included on the consolidated balance sheet as "Purchased and Originated Servicing Rights."

The Company's Purchased and Originated Mortgage Servicing Rights
("PMSR's" and "OMSR's") are subject to some degree of volatility in the event of unanticipated prepayments or defaults. Prepayments in excess of those anticipated at the time PMSR's and OMSR's are recorded result in accelerated amortization. Such prepayments may result in the impairment of PMSR's and OMSR's. In 1995 and 1994, the Company experienced prepayment rates of 13% and 22%, respectively, as a percentage of the servicing portfolio at the beginning of each period. In 1995 and 1994, the Company's amortization rates of its purchased and originated servicing rights were 23% and 19%, respectively as a percentage of the average balance of purchased and originated servicing rights outstanding during the period. During the quarter ended March 31, 1996 and the years ended December 31, 1995, and 1994, the Company incurred no impairment related write offs of its purchased and originated servicing rights.

To the extent that servicing fees on a mortgage loan exceed a "normal" servicing fee (typically 0.25% to 0.40% per annum of the mortgage loan principal amount), the Company will generate "Capitalized Servicing Fees Receivable" as an asset that represents an estimated present value of these excess fees on the mortgage loans.

After servicing rights are generated through its mortgage loan originations or acquisitions and sales, the Company's policy is to sell some of its servicing on a "bulk" basis to generate current earnings and cash flow, while keeping a portion of its servicing in order to build a source of future cash flow and earnings for the Company, and to reduce future borrowing costs as a result of cash balances that are held in trust in connection with servicing operations. Management believes that this loan servicing income may somewhat protect the Company against future adverse effects of interest rate changes on loan origination or acquisition and sale income. However, depending on certain factors, management may elect to change its policies with regard to the sale of servicing rights. Future results of operations for the Company may fluctuate significantly from period to period depending upon the amount of servicing rights sold.

     Funding

Until 1995, apart from equity and debt offerings in the capital markets, the Company's primary sources of financing were warehouse lines of credit at ICII and deposits with SPTL. Typically, ICII would borrow funds under its warehouse lines in connection with its wholesale loan originations and purchases, while SPTL used its deposits and borrowings from the Federal Home Loan Bank of San Francisco ("FHLB") to finance its lending activities.

In connection with its diversification strategy, the Company believes that lower cost financing is available through credit lines, repurchase facilities, whole loan sales and securitization programs established by SPFC, IBC and FMAC. Therefore, ICII expects that it will no longer maintain its warehouse lines of credit beyond the second quarter of 1996. With respect to all of its other lending activities, the Company continues to rely on FDIC insured deposits generated by SPTL, but it also utilizes third party warehouse lines of credit and securitizations. At December 31, 1995, SPTL had total deposits of approximately $1.1 billion (excluding deposits of ICII maintained with SPTL). During 1995, ICII and its subsidiaries completed seven securitizations totaling $1.0 billion in principal amount.

Results of Operations

Quarter Ended March 31, 1996 Compared to Quarter Ended March 31, 1995

Revenues for the quarter ended March 31, 1996 increased 171% to $44.2 million as compared to $16.3 million for the same period of the previous year. Expenses for the quarter ended March 31, 1996 increased 110% to $27.2 million as compared to $12.9 million for the same period of the previous year. Net income for the quarter ended March 31, 1996 increased 340% to $8.6 million as compared to $2.0 million for the same period of the previous year. The 171% increase in revenue, partially offset by the 110% increase in expenses accounted for the increase in the Company's net income. Net income per share for the year quarter ended March 31, 1996 increased 308% to $0.49, as compared to $0.12 for the same period of the previous year. Net income per share increased at a lower rate than net income due an increase in outstanding shares used for net income per share calculations as a result of the increased dilutive effect of common stock equivalents due to the increase in the price of the Company's stock in the Quarter ended March 31, 1996 as compared to the same period of the previous year. The Company had 17.7 million shares of common stock or common stock equivalents outstanding during the quarter ended March 31, 1996 as compared to 16.8 million shares outstanding during the same period of the previous year.

Gain on sale of loans increased 249% to $21.7 million for the quarter ended March 31, 1996 as compared to $6.2 million for the same period of the previous year. Gain on sale of loans consists primarily of gains recorded upon the sale of loans, net of associated expenses, and to a lesser extent, fees received on the origination of loans, and fees received for commitments to fund loans. The increase was primarily the result of substantially increased profitability on the sale of various servicing retained variable and fixed rate loan products through securitizations, in addition to the recognition of gains which were deferred at December 31, 1995, and due to an increase in the volume of loans sold on a servicing released basis. Gain on sale of loans includes; $7.7 million in gains recorded as a result of the securitization of $102.3 million of the Company's sub prime residential mortgage loans, $3.6 million in gains resulting from the sale of the Company's retained interest in the securitization of $105.2 million of franchise mortgage loans which was accounted for as a financing at December 31, 1995, and $4.0 million in gains recorded as a result of the sale of loans held by the Company's former mortgage banking operations. Also included in gain on sale of loans was $2.9 million in gains from the sale of loans at the Company's consolidated subsidiary, ICIFC. (See "Notes to Consolidated Financial Statements -
Note 1. - Organization.")

Net interest income, which consists of interest and fees net of interest charges, and net interest margin for the quarter ended March 31,1996 increased 163% and 100% to $12.7 million and 4.24% compared to $4.8 million and 2.12% for the same period in the same period of the previous year. The increase in net interest income and net interest margin was due primarily to two factors. The Company began 1995 with a loan portfolio consisting primarily of adjustable rate residential mortgage loans. The increase in net interest income can be directly attributed to the acquisitions completed throughout the last half of 1995, and the resultant change in the composition of loans held for sale and investment from primarily conforming single family residential mortgage loans to a more diversified mix of loan products from the Company's four primary businesses. The product mix of the Company's interest earning assets now includes a much larger percentage of higher-yielding loan and lease products as compared to the previous year. Interest income also increased as a result of the Company's loan and lease securitizations, which contributed interest income of $2.1 million from the accretion of discounts on the Company's capitalized excess servicing fees receivable. The increase in interest income due to the factors described above was partially offset by an increase in the average costs of borrowing from all sources, including warehouse lines of credit, borrowings from the FHLB, and customer deposits.

Loan servicing income for the quarter ended March 31, 1996 decreased 43% to $2.0 million as compared to $3.5 million for the same period in the previous year. The decrease in loan servicing income was primarily due to a decreased average balance of residential mortgage loans serviced for others, primarily as a result of the Company's sale of $2.6 billion of servicing rights in connection with the Company's exit from the mortgage banking business. Additionally, loan servicing income continues to be negatively effected by increased direct servicing costs related to the loan foreclosure and property liquidation process. The annualized prepayment rate on the Company's residential mortgage loan servicing portfolio was 19% for the quarter ended March 31, 1996, and the weighted average interest rate on the portfolio was 8.98% as compared to an annualized prepayment rate of 8% and a weighted average interest rate of 7.84% for and at the quarter ended March 31, 1995. The residential mortgage loan servicing portfolio decreased 60% to $1.8 billion at March 31, 1996 from $4.5 billion at December
31, 1995. As a result of the Company's strategic divestitures, the Company expects loan servicing income to continue to decrease substantially. This decrease is anticipated to be offset by increases in other finance activity revenues in the future and a reduction in servicing related expenses.

During the quarter ended March 31, 1996 and 1995, the Company sold mortgage loan servicing rights relating to $2.6 billion and $332.1 million principal amount of loans, resulting in pre-tax gains of $8.1 million and $2.4 million, respectively. Gain on the sale of servicing rights consists of the cash proceeds received on the ''bulk'' sale of servicing rights, net of the related capitalized originated or purchased servicing rights. The decision to sell servicing rights was based upon the Company's exit plan from its former mortgage banking operations.

Expenses for the quarter ended March 31, 1996 increased 110% to $27.2 million as compared to $12.9 million for the same period of the previous year.

Personnel expenses increased 80% to $12.4 million for the quarter ended March 31, 1996 as compared to $6.9 million for the same period of the previous year. This increase was primarily the result of personnel expenses related to the Company's acquisition and expansion activities throughout the second half of 1995, partially offset by reductions in personnel expense at the Company's mortgage banking operations.

Amortization of capitalized servicing rights increased 12% to $718,000 for the quarter ended March 31, 1996 as compared to $644,000 for the same period of the previous year. The increase was the result of an increased outstanding average balance of mortgage loan servicing rights with related capitalized values during the quarter ended March 31, 1996, as compared to the same period of the previous year.

Occupancy expense increased 34% to $1.3 million for the quarter ended March 31, 1996 as compared to $988,000 for the same period of the previous year. The increase primarily reflects an increase in lease expenses as a result of the Company's acquisition of Coast Business Credit, First Concord Leasing, and Franchise Mortgage Acceptance Company in the second half of 1995.

Net expenses of OREO increased 1,043% to $2.8 million for the quarter ended March 31, 1996 as compared to $969,000 for the same period of the previous year. The increase in net expense of OREO was primarily the result of the sale of properties foreclosed on by the Company's former mortgage banking operations.

FDIC insurance premiums decreased 92% to $45,000 for the quarter ended March 31, 1996 as compared to $563,000 for the same period of the previous year. FDIC insurance premiums decreased primarily as a result of a decrease in the rate of the insurance premium charged to SPTL for FDIC deposit insurance.

Restructuring charges were $3.8 million for the quarter ended March
31, 1996 as compared to no charge for the same period of the previous year. The charge represents those costs incurred in connection with the Company's exit from the conforming mortgage banking business in accordance with the provisions of EITF 943, "Accounting for Restructuring Charges." During the quarter ended March 31, 1996, the Company committed itself to, and began the execution of, an exit plan that specifically identified the necessary actions to be taken to complete the exit from the origination, sale and servicing of conforming residential mortgage loans. The Company believes that significant changes to the exit plan are not likely, and that the exit plan should be completed by December, 1996. The Company has included in the restructuring charge those costs resulting from the exit plan that are not associated with, nor would have benefit for the continuing operations of the Company.

All other general and administrative expenses, including data processing, professional services, and telephone and other communications expense increased 69% to $6.1 million for the quarter ended March 31, 1996 as compared to $3.6 million for the same period of the previous year. The increase in general and administrative expenses was due primarily to the Company's acquisition of CBCC, FCAC, and FMAC, as well as to the start up of ICAI in 1995.

As a result of the change in the composition of the Company's investment loan portfolio, earnings were reduced by an increase in the provision for loan losses. The provision for loan losses increased 67% to $1.5 million for the quarter ended March 31, 1996, as compared to $900,000 for the same period of the previous year. The increase in the provision was primarily the result of the increase in nonaccrual loans, the increase in the amount of net charge-offs, and the change in the composition of the investment loan portfolio. Total nonaccrual loans increased 20.0% to $37.2 million at March 31, 1996, as compared to $31.0 million at December 31, 1995. Total nonaccrual loans as a percentage of loans held for investment were 5.53% and 4.50% at March 31, 1996 and December 31, 1995,
 respectively.  Net chargeoffs
were $1.9 million for the quarter ended March 31, 1996, as compared to $214,000 for the same period of the previous year. Net charge-offs for the quarter ended March 31, 1996 by product type were as follows:
Multifamily Loans $845,000, Auto Loans $235,000, Conforming Residential Mortgage Loans - $470,000, and Leases - $371,000.

At March 31, 1996, of the $37.2 million of nonaccrual loans, 77%, 10% and 13% were single family, multifamily and non-residential loans, respectively, as compared to 76%, 18% and 6%, respectively, at December 31, 1995. The increase in nonaccrual loans represented by residential loans was due to the expansion of the investment loan portfolio with residential (one-to-four) loans originated by the Company's former mortgage banking operations. The Company's non-residential loans are comprised of commercial mortgages, commercial loans, indirect equipment leases and consumer loans.

NPA's consist of nonaccrual loans, loans with modified terms and OREO. Total NPA's increased 16% to $45.1 million at March 31, 1996, as compared to $39.0 million at December 31, 1995. The ratio of the allowance for loan losses to nonaccrual loans decreased to 35.9% at March 31, 1996 from 44.3% at December 31, 1995. NPA's as a percentage of total assets were 2.32% and 1.55% at March 31, 1996 and December 31, 1995, respectively. The Company evaluates expected losses on nonaccrual loans in both periods on a loan-byloan basis and has determined that the allowance is adequate to cover both expected losses on nonaccrual loans and inherent losses in the remainder of the Company's loans held for investment portfolio. The Company believes the overall increase in NPA's was a result of the transfer of unsaleable loans originated by the Company's former mortgage banking operations to the held for investment portfolio. The Company views the level of NPA's related to its other lending activities as acceptable due to the attractive yield on these loans.

On an ongoing basis, management monitors the loan portfolio and evaluates the adequacy of the allowance for losses considering such factors as historical loan loss experience, evaluations made by bank regulators, assessment of economic conditions and other appropriate data to identify the risks in the loan portfolio.

Inflation

The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Inflation affects the Company primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for mortgage loans and a borrowers ability to qualify for mortgage financing in a purchase transaction may be adversely effected. However, as interest rates increase, and loan prepayments decline, the value and earnings from the servicing portfolio increases.

Liquidity and Capital Resources

The Company's principal liquidity requirements result from the need for the Company to fund mortgage loans originated or acquired for purposes of sale or investment. In addition, the Company, as a loan servicer, requires funding to make advances of delinquent principal and interest payments and escrow balances, and as basic working capital. SPTL has historically provided the funding for its lending activities through its deposits and FHLB borrowings. During the quarter ended March 31, 1996, the Company had sufficient liquidity to meet its operating needs. In April 1996, the Company completed a secondary stock offering of 1,877,091 shares of its Common Stock. The shares issued were sold for $26.00 per share. The Company received net proceeds from the offering of $46.2 million.

Through the first quarter of 1995, funding for the Company's former mortgage banking operations was provided primarily by SPTL. In order for SPTL to provide funding for the Company's mortgage banking business, SPTL has historically originated and held substantially all of the Company's mortgage loans held for sale, and in accordance with a series of agreements with ICII, provided loan solicitation, origination and acquisition, and servicing. The agreements provided for the purchase of mortgage loans by ICII concurrent with sales to outside investors. In the first quarter of 1995, the former mortgage banking business became self-funded by using a gestation repurchase line provided by DLJ. While the repurchase line does reduce the net interest income earned on loans held for sale, holding the loans at ICII provides an additional source of cash for the parent company, and provides additional liquidity for SPTL to finance all of its other lending activities.

SPTL historically obtained the liquidity necessary to fund the Company's former mortgage banking operations through deposits and, if necessary through borrowings from the FHLB. At March 31, 1996 and December 31, 1995, SPTL had available lines of credit from the FHLB equal to 35% of its assets, or $480.9 million and $501.4 million, respectively. The highest FHLB advance outstanding during the quarter ending March 31, 1996 was $195.0 million, with an average outstanding balance of $128.3 million. The outstanding balance of FHLB advances was $195.0 million at March 31, 1996. Since December 31, 1991, SPTL has increased its deposits as necessary so that deposits, together with cash, liquid assets and FHLB borrowings have been sufficient to provide the funding for its mortgage loans held for sale and investment.

SPTL has been able to acquire new deposits through its local marketing strategies as well as domestic money markets. Additionally, SPTL maintains liquidity in the form of cash and interest bearing deposits with financial institutions. The Company tracks on a daily basis all new loan applications by office and, based on historical closing statistics, estimates expected fundings. Cash management systems at SPTL allow SPTL to anticipate both funding and sales and adjust deposit levels and short-term investments against the demands of the Company's lending activities.

The Company has an ongoing need for capital to finance its lending activities. This need is expected to increase as the volume of the Company's loan and lease originations and acquisitions increases. The Company's primary cash requirements include the funding of (i) loan and lease originations and acquisitions pending their pooling and sale, (ii) points and expenses paid in connection with the acquisition of wholesale loans, (iii) fees and expenses incurred in connection with its securitization programs, (iv) overcollateralization or reserve account requirements in connection with loans and leases pooled and sold, (v) ongoing administrative and other operating expenses, (vi) interest and principal payments under ICII's $90 million principal amount of Senior Notes due 2004 (the "Notes") and
(vii) the costs of the Company's warehouse credit and repurchase facilities with certain financial institutions. The Company has financed its activities through repurchase facilities, warehouse lines of credit from financial institutions, including SPTL, public offerings of capital stock of ICII, the issuance of the Notes and securitizations. The Company believes that such sources will be sufficient to fund the Company's liquidity requirements for the foreseeable future. Any future financing may involve the issuance of additional Common Stock or other securities, including securities convertible into or exercisable for Common Stock, and any such issuance may dilute the equity interest of purchasers of the Common Stock offered hereby.

The Company currently pools and sells through securitization a substantial portion of the loans or leases which it originates or purchases, other than loans held by SPTL for investment. Accordingly, adverse changes in the securitization market could impair the Company's ability to originate, purchase and sell loans or leases on a favorable or timely basis. Any such impairment could have a material adverse effect upon the Company's business and results of operations. In addition, the securitization market for many types of assets is relatively undeveloped and may be more susceptible to market fluctuations or other adverse changes than more developed capital markets. Finally, any delay in the sale of a loan or lease pool could cause the Company's earnings to fluctuate from quarter to quarter.

In a securitization, the Company recognizes a gain on sale of the loans or leases securitized upon the closing of the securitization, but does not receive the cash representing such gain until it receives the excess servicing fees, which are payable over the actual life of the loans or leases securitized. As a result, such transactions may not generate cash flows to the Company for an extended period.

In addition, in order to gain access to the secondary market for loans and leases, the Company has relied on monoline insurance companies to provide guarantees on outstanding senior interests in the trusts to which such loans and leases are sold to enable it to obtain an ''AAA/Aaa'' rating for such interests. Any unwillingness of the monoline insurance companies to guarantee the senior interests in the Company's loan or lease pools could have a material adverse effect on the Company's financial position and results of operations.

The Company is dependent upon its ability to access warehouse credit and repurchase facilities, in addition to its ability to continue to pool and sell loans and leases in the secondary market, in order to fund new originations and purchases. The Company has warehouse lines of credit and repurchase facilities under which it had available an aggregate of approximately $1.1 billion in financing at March 31, 1996 (excluding financing available to the Company's whollyowned subsidiary, ICI Funding Corporation ("ICIFC")). (See "Notes to Consolidated Financial Statements
Note 1. Organization") Certain of these credit and repurchase facilities will expire in 1996. The Company expects to be able to maintain existing warehouse lines of credit and repurchase facilities (or to obtain replacement or additional financing) as current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms. To the extent that the Company is unable to arrange new warehouse lines of credit and repurchase facilities, the Company may have to curtail its loan origination and purchasing activities, which could have a material adverse effect on the Company's operations and financial position.

In December 1995, the Company, through a Special Purpose Entity ("SPE") issued pass through certificates (the Bonds) secured by $101 million of franchise mortgage loans to various investors. The debentures consist of three separate classes, Class A, Class B and Class C, with principal balances at December 31, 1995 of approximately $92.6 million, $4.2 million and $4.2 million, respectively. The Class C bonds are subordinate to Class B and both Class B and C are subordinate to Class A. The Bonds have a weighted average loan rate of 9.63%, a pass through rate of 8.59%, and an anticipated life of 13 years. The premium associated with the Bonds of $11 million was being amortized as an adjustment to interest expense over the anticipated life of the Bonds. Due to the Company's retained interest in the SPE and the disproportionate payments on the pass through certificates, the Company accounted for this transaction as a financing at December 31, 1995. In the quarter ended March 31, 1996, the Company sold its retained interest in the SPE, resulting in a gain of $3.6 million.

In October 1995, Imperial Bank extended ICII a $10 million revolving line of credit bearing interest at the prime rate (8.50% at December 31, 1995. During the quarter ended March 31, 1996, the line of credit was increased to $15 million. At March 31, 1996 $5 million was outstanding under this line. In April of 1996, the Company repaid its advances under this line with a portion of the proceeds from its secondary stock offering.

In January 1994, the Company issued $90 million principal amount of Senior Notes (''Senior Notes'') to yield 10.00%, due 2004. In October 1994, the Company repurchased $8,500,000 of the Senior Notes. During the quarter ended March 31, 1996, the Company sold the $8.5 million of Senior Notes it purchased in October 1994. At March 31, 1996, $90 million of the Senior Notes were outstanding.

The Company believes that SPTL, together with liquidity available at ICII and its subsidiaries, will adequately fund the Company's lending activities. Under applicable regulations, dividends and loans from SPTL to ICII and its other subsidiaries are subject to various limitations. The liquidity needs of ICII arise in operating its former mortgage banking operations, not only to meet ICII operating expenses but also for its contractual obligation as a mortgage servicer. As a mortgage servicer, ICII is required to make advances to investors when a borrower is delinquent in meeting its payment obligation. Although these advances are recaptured through a foreclosure proceeding, the uncertainty as to when an advance will be necessary requires ICII to maintain liquidity. Since December 31, 1992, ICII's liquidity needs have included $51 million to make capital contributions to SPTL. The combination of cash from operations, including servicing sales, the Company's $20 million line of credit and the net proceeds received by the Company from its Senior Note offering allowed the Company to meet its required liquidity needs for 1994 and 1995. These available sources, in addition to the proceeds received from the Company's stock offering in April, 1996, are expected to meet the Company's needs for capital for at least the next 12 months.

     Securitization Transactions

During the three months ended March 31, 1996, the Company had completed one sale, through securitization, of sub prime residential mortgage loans aggregating $102.3 million. Of the principal amount securitized during 1995, $95.5 million was securitized at the end of the first quarter. The Company retained an interest in the loan securitization, representing the excess of the total amount of loans sold in the securitization over the amounts represented by interests in the security sold to investors. The retained interests in the mortgage loan securitizations were $20,417,623 and $14,241,098 million at March 31, 1996 and December 31, 1995, respectively. Although the Company continues to service the underlying mortgage loans included in each security and maintains the customer relationships, these securitizations are treated as sales for financial reporting purposes. Accordingly, the associated securitized mortgage loans are not reflected on the balance sheet, except for the retained interests as discussed above.

The Company is subject to certain recourse provisions in connection with these securitizations. At March 31, 1996 and December 31, 1995, the Company had discounted recourse allowances of $10,051,773 and $8,749,988, respectively, related to these recourse provisions which are netted against capitalized servicing fees receivable.

A portion of the Company's
reported income and all of the related capitalized servicing fees receivable included in the Company's consolidated financial statements represent the recognition of the present value of the excess servicing spread, which is based on certain estimates made by management at the time loans are sold. The rate of prepayment of loans may be affected by a variety of economic and other factors, including prevailing interest rate and the availability of alternative financing. The effect of those factors on loan prepayment rates may vary depending on the particular type of loan. Estimates of prepayment rate are made based on management's expectations of future prepayment rate, which are based, in part, on the historical rate of prepayment of the Company's loans, and other considerations. There can be no assurance of the accuracy of management's prepayments estimates. If actual prepayment with respect to sold loans occur more quickly than was projected at the time such loans were sold, the carrying value of the capitalized servicing fees receivable may have to be written down through a charge to earnings in the period of adjustment. If actual prepayments with respect to sold loans occur more slowly than estimated, the carrying value of capitalized servicing fees receivable on the Company's consolidated statement of financial condition would not increase, although total income would exceed previously estimated amounts.

 PART II OTHER INFORMATION
ITEM 6 EXHIBIT

IMPERIAL CREDIT INDUSTRIES, INC.
STATEMENT REGARDING COMPUTATION OF EARNING PER SHARE
UNAUDITED

                                       Quarter ended       Quarter ended
                                       March 31, 1996     March 31, 1995
                                       --------------     --------------
Primary earnings per share:

Net income                             $ 8,616,079         $ 1,958,140
                                       ===========         ===========
Avg. number of shares outstanding       16,064,226          15,874,572

Net effect of dilutive stock options
Based on treasury stock method
using average market price               1,571,296            827,472
                                       -----------         -----------
   Total average shares                 17,635,522          16,702,044

Primary earnings per share             $      0.49         $      0.12

Fully diluted earnings per share:

Net income                             $ 8,616,079         $ 1,958,140
                                       ===========         ============

Avg. number of shares outstanding       16,064,226          15,874,572

Net effect of dilutive stock options
 Based on treasury stock method
 using average market price              1,616,177              963,369
                                        ----------          -----------

Total average shares                    17,680,403           16,837,941

Fully diluted earnings per share:      $      0.49       $         0.12


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   IMPERIAL CREDIT INDUSTRIES, INC.





Date:     May 14, 1996             By: /s/Kevin Villani
                                   --------------------
                                   Kevin Villani
                                   Executive Vice President and CFO