Form 10-Q/A
period 1996-03-31
IMPERIAL CREDIT INDUSTRIES INC
filed 1996-05-23
CIK 883811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q/A

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

      Class                  Shares Outstanding at May 10, 1996
- ------------------           ----------------------------------
Common Stock, no par value         18,331,229

IMPERIAL CREDIT INDUSTRIES, INC.

FORM 10-Q/A

TABLE OF CONTENTS

Part 1 - Financial Information
                                                              Page
Item 1.   Financial Statements:

     Consolidated Balance Sheets -
     March 31, 1996 (Unaudited) and December 31, 1995          1

     Consolidated Statements of Income (Unaudited)
     Three months Ended March 31, 1996 and 1995                2

     Consolidated Statement of Changes in
     Shareholders' Equity (Unaudited)                          3

     Consolidated Statements of Cash Flows
     (Unaudited) Three Months Ended
     March 31, 1996 and 1995                                   4

     Notes to Consolidated Financial Statements
    (Unaudited)                                                5

Item 2.
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations            14

Part II - Other Information

Items 1-5.     Not Applicable

Item 6.   Exhibit - Statement Regarding Computation of
          Earnings Per Share                                  34

          Signatures                                          35

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

IMPERIAL CREDIT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                              Three months ended March 31,
                                                   1996         1995
                                              ------------ -------------
Revenue:
Gain on sale of loans........................ $21,710,715   $ 6,229,393
                                              -----------   ----------
Interest on loans............................  45,193,916    22,974,838
Interest on investments......................   2,185,147       483,784
Interest on other finance activities.........   2,141,392            --
                                              -----------   -----------
 Total interest income.......................  49,520,455    23,458,622
Interest expense.............................  36,783,076    18,624,529
                                              -----------   -----------
 Net interest income.........................  12,737,379     4,834,093
 Provision for loan losses...................   1,500,000       900,000
                                              -----------   -----------
 Net interest income after provision
 for loan losses.............................  11,237,379     3,934,093

Loan servicing income........................   2,010,116     3,535,598
Gain on sale of servicing rights.............   8,064,970     2,425,627
Other income.................................   1,201,788       189,260
                                               ----------   -----------
 Total other income..........................  11,276,874     6,150,485
                                              -----------   -----------
      Total revenue..........................  44,224,968    16,313,971

Expenses:

Personnel expense............................  12,435,371     6,895,375
Amortization of PMSR's and OMSR's............     718,452       644,137
Occupancy expense............................   1,319,520       987,932
Data processing expense......................     355,205       337,480
Net expenses of other real estate owned......   2,767,771       242,209
Professional services........................   1,145,500       451,540
FDIC insurance premiums......................      45,496       563,404
Telephone and other communications...........     907,136       605,171
Restructuring provision -
    exit from mortgage banking operations....   3,800,000            --
General and administrative expense..........   3,673,746     2,200,069
                                               ----------    ----------
    Total expenses...........................  27,168,197    12,927,317
  Income before income taxes.................  17,056,771     3,386,654
  Income taxes...............................   6,901,204     1,428,514
  Minority interest in income of
   consolidated subsidiaries.................   1,539,488            --
                                               ----------    ----------

        Net income........................... $ 8,616,079   $ 1,958,140

Net income per share:
Primary:.....................................     $  0.49   $      0.12
Fully Diluted:................................... $  0.49   $      0.12

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

5.   Investment Securities Available for Sale

     The Company adopted SFAS 115 on January 1, 1994. The impact on the Company's financial position and results of operations was immaterial. At March 31, 1996, the carrying value of investment securities available for sale approximated market value.

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


The provision for loan losses was $1.5 million for the three months ended March 31, 1996, an increase of 67% from $900,000 for the same period of the previous year. The increase in the provision was primarily the result of the increase in nonaccrual loans and the increase in the amount of net charge-offs. The ratio of the allowance for loan losses to total loans held for investment was 1.98%, substantially unchanged from 1.99% at December 31, 1995. The ratio of the allowance for loan losses to nonaccrual loans decreased to 35.9% at March 31, 1996 from 44.3% at December 31, 1995. Although nonaccrual loans have increased since December 31, 1995, with a corresponding decrease in allowance coverage, the Company evaluates expected losses on these nonaccrual loans in both periods on a loan-by-loan basis and has determined that the allowance is adequate to cover both expected losses on nonaccrual loans and inherent losses in the remainder of the Company's loans held for investment portfolio. The Company believes that the current loan loss allowance is adequate.

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

ICII and its subsidiaries has various revolving warehouse lines of credit available at March 31, 1996, as follows:

                            Interest
                              Rate   Commitment  Outstanding    Index
                          ---------- ----------  -----------   -------
                                     (Dollars in thousands)
DLJ (ICII).................   6.23%   $400,000     149,080  FedFunds+80bp-150bp
DLJ (SPFC).................   6.04%     50,000          --  FedFunds+65bp-85bp
PaineWebber (ICII).........   6.06%    200,000      16,720  Libor+65bp-100bp
Banco Santander (FMAC).....   8.19%     25,000      24,713  Libor+225bp
Lehman Brothers (SPFC).....   6.24%    200,000      70,103  Libor+30bp
Imperial Warehouse
  Lending Group (ICIFC)....   6.09%    600,000     176,322  Bank of America
                                                             Prime
Warehouse Lending Corporation
  of America (ICII)........   8.44%     20,000      13,094  Libor+250bp
                                       -------      ------
                                    $1,495,000    $450,032

 11.  Senior Notes

                                                         Balance at
                                           March 31,     December 31,
                                             1996            1995
                                          ----------     ------------
Senior notes........................     $90,000,000     $81,500,000
Unamortized discount................      (1,871,111)     (1,027,640)
                                          ----------     ------------
Net balance, Senior Notes...........     $88,128,889     $80,472,360

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

In September 1995, the Company completed the acquisition of 100% of the outstanding common stock of CoastFed Business Credit Corporation ("CBCC"), and placed all of the employees, and operations of CBCC into its existing subsidiary, SPTL. The Company paid approximately $150.0 million in its acquisition of CBCC. At the acquisition date, CBCC had total assets of approximately $137.2 million, total commitments to fund loans of $460.6 million, and total outstanding loans of $138.8 million. As a result of the acquisition, and the Company recorded goodwill of approximately $16.0 million. Coast Business Credit Corporation ("CBC") provides commercial receivables financing programs to retailers in a variety of businesses.
During 1995, CBC originated approximately $42.9 million in commercial receivables. Substantially all of the assets transferred to SPTL consist of outstanding loans to CBC customers. At March 31, 1996, SPTL had total outstanding loans related to CBC of $194.4 million.

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

In connection with its diversification strategy, the Company believes that lower cost financing is available through credit lines, repurchase facilities, whole loan sales and securitization programs established by SPFC, IBC and FMAC. Therefore, ICII expects that it will no longer maintain its warehouse lines of credit beyond the second quarter of 1996. With respect to all of its other lending activities, the Company continues to rely on FDIC insured deposits generated by SPTL, but it also utilizes third party warehouse lines of credit and securitizations. At March 31, 1996, SPTL had total deposits of approximately $1.0 billion (excluding deposits of ICII maintained with SPTL).

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

Net expenses of OREO increased 1,043% to $2.8 million for the quarter ended March 31, 1996 as compared to $242,000 for the same period of the previous year. The increase in net expense of OREO was primarily the result of the sale of properties foreclosed on by the Company's former mortgage banking operations.

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