Form 10-Q
period 1996-06-30
IMPERIAL CREDIT INDUSTRIES INC
filed 1996-08-19
CIK 883811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

Commission File number:  0-19861


IMPERIAL CREDIT INDUSTRIES, INC.



          CALIFORNIA                 95-4054791
- ----------------------       -----------------------
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
Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

   Class                    Shares Outstanding at August 14, 1996
- -----------------------     ------------------------------------
Common Stock, no par value              18,950,195

IMPERIAL CREDIT INDUSTRIES, INC.

FORM 10-Q

TABLE OF CONTENTS

Part 1 - Financial Information                         Page

Item 1.   Financial Statements:

     Consolidated Balance Sheets -
     June 30, 1996 (Unaudited) and December 31, 1995      1

     Consolidated Statements of Income (Unaudited)
     Six months Ended June 30, 1996 and 1995              2

     Consolidated Statement of Changes
     in Shareholders' Equity (Unaudited)                  3

     Consolidated Statements of Cash
     Flows (Unaudited) Six months Ended
     June 30, 1996 and 1995                               4

     Notes to Consolidated Financial Statements
     (Unaudited)                                          5

Item 2.
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations       15

Part II - Other Information

Items 1-5.     Not Applicable

Item 6.   Exhibit - Statement Regarding Computation
          of Earnings Per Share                          32

          Signatures                                     33

ITEM 1. FINANCIAL STATEMENTS
IMPERIAL CREDIT INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                  June 30,      December 31,
                                                    1996            1995
                                                ------------   --------------
ASSETS
Cash..........................................  $    116,778     $     39,166
Interest bearing deposits.....................        45,881          267,776
Investment in Federal Home
 Loan Bank stock..............................        19,250           22,750
Securities available for sale,
 at market....................................         6,596            5,963
Loans held for sale (Fair value of
 $982,789 and $1,345,509 at
 June 30, 1996 and December 31 1995,
 respectively)................................       982,789        1,341,810
Loans held for investment, net................       750,470          668,771
Capitalized excess servicing fees receivable..        79,354           44,031
Purchased and originated servicing rights.....         8,707           18,428
Retained interest in loan and
 lease securitizations........................        22,552           14,241
Accrued interest on loans.....................        10,742           10,164
Premises and equipment, net...................        12,386           11,369
Other real estate owned, net..................         9,133            7,179
Goodwill......................................        20,802           20,346
Other assets..................................        35,599           38,641
                                                ------------     ------------
     Total assets............................. $   2,121,039   $    2,510,635

                                               =============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits...................................... $     989,224   $    1,092,989
Borrowings from Imperial Bank.................            --            5,000
Borrowings from Federal Home Loan Bank........       295,000          190,000
Other borrowings..............................       414,967          875,815
Bonds.........................................            --          111,995
Senior Notes..................................        88,189           80,472
Minority interest in consolidated
 subsidiaries.................................        40,414            2,905
Other liabilities.............................        86,888           57,357
                                               -------------   --------------
 Total liabilities............................ $   1,914,682   $    2,416,533
                                               -------------   --------------
Shareholders' equity:
Preferred stock, 8,000,000 shares authorized;
       none issued or outstanding.............            --               --
Common stock, no par value. Authorized 40,000
 shares; 18,943 and 14,579 shares issued
 and outstanding at June 30, 1996 and December
 31, 1995, respectively....................... $     138,485   $      51,981
Retained earnings.............................        64,650          38,910
Unrealized gain on securities available
 for sale, net................................         3,222           3,211
                                               -------------   --------------
Total shareholders' equity....................       206,357          94,102
                                               -------------   --------------
Total liabilities and shareholders' equity.... $   2,121,039   $   2,510,635
                                               ==============   =============
Escrow, agency premium funds, and mortgage
  held in trust for various investors
 (segregated in special bank accounts -
 included in deposits)........................  $      8,261    $     35,963
                                               ==============   =============

See accompanying notes to consolidated financial statements.

IMPERIAL CREDIT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands)

                                           Three months ended June 30,   Six months ended June 30,
                                                   1996         1995         1996         1995
                                             ------------  -----------   ------------  -----------
Revenue:
Gain on sale of loans........................ $    19,166  $     8,794   $     40,877  $    15,024
                                              -----------  -----------   ------------  -----------
Interest on loans............................      43,089       25,850         88,282       48,825
Interest on investments......................         204          500          2,389          984
Interest on other finance activities.........       1,067           --          3,209           --
                                              -----------   ----------   ------------  -----------
      Total interest income..................      44,360       26,350         93,880       49,809
Interest expense.............................      30,955       20,350         67,738       38,975
                                              -----------   ----------   ------------  -----------
      Net interest income....................      13,405        6,000         26,142       10,834
      Provision for loan losses..............       2,025        1,700          3,525        2,600
                                              -----------   ----------   ------------  -----------
 Net interest income after provision
      for loan losses........................      11,380        4,300         22,617        8,234

Loan servicing (expense) income..............        (448)       3,006          1,562        6,541
(Loss) gain on sale of servicing rights......        (257)         496          7,808        2,921
Gain on sale of SPFC stock...................      62,007           --         62,007           --
Other income.................................       4,284           80          5,485          270
                                               ----------   ----------   ------------   ----------
      Total other income.....................      65,586        3,582         76,862        9,732
                                              -----------   ----------   ------------   ----------
      Total revenue..........................      96,132       16,676        140,356       32,990

Expenses:

Personnel expense............................      10,967        6,824         23,402       13,719
Amortization of PMSR's and OMSR's............         114          736            832        1,380
Occupancy expense............................         950          934          2,270        1,922
Data processing expense......................         575          450            930          788
Net expenses of other real estate owned......       1,218          473          3,986          715
Professional services........................       2,535          405          3,681          857
FDIC insurance premiums......................          --          559            45         1,123
Telephone and other communications...........         619          709          1,525        1,314
Restructuring provision -
 exit from mortgage banking operations.......          --          --           3,800           --
General and administrative expense...........        3,674       2,453          7,349        4,653
                                                ----------   ---------    -----------    ---------
    Total expenses...........................       20,652      13,543         47,820       26,471
  Income before income taxes.................       75,480       3,133         92,536        6,519
  Income taxes...............................       30,868       1,301         37,769        2,729
  Minority interests in net income of
   consolidated subsidiaries.................        1,571          --          3,110           --
                                                ----------   ---------    -----------    ---------
        Net income...........................  $    43,041   $   1,832         51,657        3,790
                                               ===========   =========    ===========    =========
Net income per share:
Primary:.....................................  $      2.22   $    0.11     $    2.79     $    0.22
                                               ===========  ==========     =========     =========
Fully Diluted:...............................  $      2.21   $    0.11     $    2.78     $   0.22
                                               ===========  ==========     =========    =========

See accompanying notes to consolidated financial statements

IMPERIAL CREDIT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

                                                               Unrealized
                                Number of                        gain on           Total
                                 shares      Common  Retained  securities     Shareholders
                               outstanding    stock  earnings  for sale, net     Equity
                               -----------  -------- ---------  ------------   -----------
Balance, December 31, 1995.        14,579   $ 51,981  $  38,910 $    3,211     $    94,102
Exercise of stock options..           466      1,358       --           --           1,358
Stock dividend.............         1,458     25,917    (25,917)        --              --
Issuance of common stock...         2,440     59,229        --          --          59,229
Net change in unrealized
   gain on securities
   available for sale......            --         --        --          11              11
Net income for period
(unaudited)................            --         --     51,657         --          51,657
                               -----------  ---------  ---------- ------------  -----------
Balance June 30, 1996
(unaudited)................        18,943   $138,485  $  64,650 $    3,222    $    206,357
                               ==========   ========= ===========  ===========  ===========

See accompanying notes to consolidated financial statements

IMPERIAL CREDIT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

                                             Six months       Six months
                                           ended June 30,   ended June 30,
                                                1996             1995
                                           -------------    --------------
Cash flows from operating activities:
 Net income............................... $     51,657     $       3,790
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
 Provision for loan losses................        3,525             2,600
 Restructuring provision - exit from
   mortgage banking operations............        3,800                --
 Depreciation and amortization............        1,958             2,144
 Accretion of discount....................       (3,209)               --
 Gain on sale of servicing rights.........       (7,808)           (2,921)
 Gain on sale of SPFC stock...............      (62,007)               --
 Gain on sale of loans....................      (40,877)          (15,024)
 Stock option compensation expense........           --               218
 Writedowns on other real estate owned....        2,088               540
 Net change in loans held for sale........      399,897            12,465
 Net change in accrued interest on loans..         (578)           (1,861)
 Net change in other assets...............      (16,869)          (12,965)
 Net change in other liabilities..........       63,252            12,456
                                             ----------         -----------
Net cash provided by
 operating activities:                          394,829             1,442
 Cash flows from investing activities:
 Net change in interest bearing deposits..      137,300           (14,300)
 Purchase of servicing rights.............       (4,500)           (4,219)
 Proceeds from sale of servicing rights...       19,097            11,798
 Proceeds from sale of
    other real estate owned...............        3,249             1,572
 Purchase of securities available
    for sale..............................     (154,777)           (1,801)
 Sale of securities available for sale....      242,238                --
 Net change in loans held for investment..      (85,021)         (128,243)
 Purchases of premises and equipment......       (2,759)             (448)
Net cash provided by
(used in) investing activities:              -----------       -----------
                                                154,827          (135,641)
Cash flows from financing activities:
 Net change in deposits..................      (103,765)          (37,677)
 Advances from Federal Home Loan Bank....       470,000           237,000
 Repayments of advances from
   Federal Home Loan Bank................      (365,000)         (302,000)
 Net change in other borrowings..........      (465,848)          269,488
 Repayment of bonds......................      (111,995)               --
 Proceeds from resale of Senior Notes....         7,615                --
 Proceeds from sale of SPFC stock........        36,362                --
 Issuance of common stock................        59,229                --
 Proceeds from exercise of stock options.         1,358               146
                                             -----------        -----------
 Net cash (used in) provided by financing
   activities:...........................      (472,044)           166,957
 Net change in cash......................        77,612             32,758
 Cash at beginning of year...............        39,166             24,903
                                             -----------        -----------
 Cash at end of period...................    $  116,778         $   57,661
                                             ===========       ============

Supplemental disclosure of cash flow information:
Income taxes paid during the period......    $    8,468       $      6,077
Interest paid during the period..........    $   67,413       $     36,474

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements
(Unaudited)

1.   Organization

   Imperial Credit Industries, Inc. (the "Company"),incorporated in 1986 in the State of California, is 24.9% owned by Imperial Bank.

  The consolidated financial statements include Imperial Credit Industries, Inc.("ICII"), and its wholly-owned and majority-owned subsidiaries (collectively the "Company"). The wholly-owned subsidiaries include Southern Pacific Thrift & Loan Association ("SPTL"),Imperial Business Credit, Inc. ("IBCI") and Imperial Credit Advisors, Inc. ("ICAI"). The majority owned consolidated subsidiaries include Southern Pacific Funding Corporation ("SPFC"), Franchise Mortgage Acceptance Company, LLC ("FMAC"), and ICI Funding Corporation ("ICIFC"). The minority interests in the majority owned consolidated subsidiaries are included in minority interest in consolidated subsidiaries on the consolidated balance sheets. The Company owns 58.4% of SPFC, with 41.6% owned by other public investors. The Company owns 66 2/3% of FMAC, with 33 1/3% of FMAC owned by the President of FMAC. The Company owns 100% of the voting common stock of ICIFC which entitles it to a 1% economic interest in ICIFC. The Company also owns 7.6% of Imperial Credit Mortgage Holdings, Inc. ("ICMH"), an unconsolidated affiliated company, that owns all of the ICIFC non voting preferred stock which entitles ICMH to a 99% economic interest in ICIFC.
The Company will retain only 1% of the net earnings or loss derived from the operations of ICIFC. All material intercompany balances and transactions have been eliminated.

2.   Basis of Presentation

  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31,
1995.

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

Per Share Information

  Net income per common share is computed based on the weighted average number of shares outstanding during the periods presented plus common stock equivalents deemed to be dilutive. Common stock equivalents deemed to be dilutive were calculated based on the average price per share during the periods presented for primary net income per share and based on the ending stock price per share, if greater than the average stock price per share, for fully diluted net income per share for the periods presented. The number of shares used in the computations give retroactive effect to stock dividends and stock splits for all periods presented. The weighted average number of shares including common stock equivalents for the three months ended June 30, 1996 and 1995 was 19,452,044 and 16,982,547 for fully diluted net income per share, respectively. The weighted average number of shares including common stock equivalents for the three months ended June 30, 1996 and 1995 was 19,423,270 and 16,902,641 for primary net income per share, respectively. The weighted average number of shares including common stock equivalents for the six months ended June 30, 1996 and 1995 was 18,588,101 and 16,980,747 for fully diluted net income per share, respectively.
The weighted average number of shares including common stock equivalents for the six months ended June 30, 1996 and 1995 was 18,527,646 and 16,803,511 for primary net income per share, respectively. Primary income per share was not materially different than fully diluted income per share.

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

   As of June 30, 1996, the Company was servicing loans totaling approximately $1.2 billion. During the three months ended June 30, 1996, the Company sold $478.5 million of bulk servicing rights as compared to the sale of $350.6 million of bulk servicing rights in the same period of the previous year.

Legal Proceedings

  The Company is involved in litigation arising in the normal course of business of which management believes based in part upon the advice of legal counsel, will not have a material effect on the consolidated financial statements.

5.   Investment Securities Available for Sale

   At June 30, 1996, the carrying value of investment securities available for sale, including interest bearing deposits and investment in Federal Home Loan Bank stock, equaled market value.

6.   Loans Held for Sale

  Loans held for sale consisted of the following at June 30, 1996 and December 31, 1995:
(Dollars in thousands)

                                     At June 30, 1996    At December 31, 1995
                                    ----------------     -------------------
Loans secured by real estate:
 Single family 1-4..................    $    635,273          $    1,083,038
 Multi-family.......................         207,000                 171,199
                                        -------------          -------------
                                             842,273               1,254,237

 Leases.............................          12,893                  17,787
 Commercial loans...................         127,623                  69,786
                                        -------------           ------------
                                      $      982,789          $    1,341,810
                                        =============          =============

7.   Loans Held for Investment, net

Loans held for investment consisted of the following at June 30, 1996 and December 31, 1995.
(Dollars in thousands)

                                   At June 30, 1996   At December 31, 1995
                                   -----------------     -----------------
Loans secured by real estate:
 Single Family 1-4.............        $    221,481      $         228,721
 Multi Family..................              70,866                  7,028
 Commercial....................              57,329                133,189
                                       -------------            -----------
                                            349,676                368,938
 Leases.......................                1,485                  7,297
 Installment loans............               16,060                  1,900
 Commercial...................              411,468                311,122
                                       -------------            ----------
                                            778,689                689,257
 Unearned income..............               (6,666)                (5,217)
 Deferred loan fees...........               (7,602)                (1,540)
                                       --------------           -----------
                                            764,421                682,500
 Allowance for loan losses....              (13,951)               (13,729)
                                       --------------            ----------
                                       $    750,470               $668,771
                                       =============            ============

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

 Activity in the allowance for loan losses was as follows:
(Dollars in thousands)

                             At June 30,    At December 31,
                                 1996             1995
                             -----------     --------------
Balance, beginning of year.. $    13,729           $7,054
Provision for losses
 charged to expense ........       3,525            5,450
Business acquisitions and
 bulk loan purchases........          --            4,320

 Loans charged off..........      (3,361)          (3,106)
Recoveries on loans
 previously charged off.....          58               11
                              -----------     ------------
Net charge-offs.............      (3,303)          (3,095)

Balance, end of period...... $    13,951       $   13,729
                              ===========       ==========

   As of June 30, 1996 and December 31, 1995 non-accrual loans totaled $43.3 and $31.0 million, respectively.

The following table sets forth the amount of NPA's attributable to the Company's former mortgage banking operations (Including
ICIFC) and to all of its other lending activities.

                               At June 30,      At December 31,
                                 1996                1995
                           -------------------  ----------------
                                      Former                 Former
                            All Other Mortgage  All other    Mortgage
                             Lending  Banking   Lending      Banking
                           Activities Operat.   Activities   Operat.
                           ---------- --------  ----------   -------
                                 (Dollar amounts in thousands)
Nonaccrual loans:
  One to four family.....     12,832    24,576       2,652     20,990
  Commercial.............      4,359        --       1,824         --
  Multifamily property...      1,499        --       5,522         --
                              ------   -------     -------     ------
Total nonaccrual loans...     18,690    24,576       9,998     20,990

Other real estate owned:
  One to four family.....      3,883     3,016       1,937      4,173
  Commercial ............        869        --         211         --
  Multifamily property...      1,365        --         858         --
Total other real              ------   -------      ------      -----
  estate owned...........      6,117     3,016       3,006      4,173
Loans with modified terms:
  One to four family.....        858       --          870         --
  Commercial property....        456       --           --         --
  Multifamily property...         --       --           --         --
                              ------   -------      -------     -----
Total loans with
  modified terms.........      1,314       --          870         --

Total non performing
  assets.................   $ 26,121  $ 27,592  $   13,874   $  25,163

Total loans and OREO..... $1,661,587  $109,024  $ 1,168,783  $ 869,463

Total NPA's as a percentage of
 loans and OREO.......        1.57%     25.31%      1.19%     2.89%

  The provision for loan losses was $3.5 million for the six months ended June 30, 1996, an increase of 36% from $2.6 million for the same period of the previous year. The increase in the provision was primarily the result of the significant increase in nonaccrual loans and the increase in the amount of net charge-offs in the current period. The Company's Multifamily loans amounted to $1.2 million of charge-offs and loans originated as a part of the former mortgage banking operations amounted to $1.1 million of charge offs in the six months ended June 30, 1996. The Company expects the trend in charge offs to continue relating to loans originated by the former mortgage banking operations for the next few quarters, until the existing portfolio of problem loans has been sold, paid off, or disposed of by other means. The ratio of the allowance for loan losses to total loans held for investment at June 30, 1996 decreased to 1.79%, from 1.99% at December 31, 1995. The ratio of the allowance for loan losses to nonaccrual loans decreased to 32.2% at June 30, 1996 from 44.3% at December 31, 1995. Although nonaccrual loans have increased since December 31, 1995, with a corresponding decrease in allowance coverage, the Company evaluates expected losses on these nonaccrual loans in both periods on a loan-by-loan basis and has determined that the allowance is adequate to cover both expected losses on nonaccrual loans and inherent losses in the remainder of the Company's loans held for investment portfolio. The Company believes that the current loan loss allowance is adequate.

   The percentage of the allowance for loan loss to nonaccrual loans will not remain constant due to the changing nature of the Company's portfolio of loans. The collateral for each nonperforming loan is analyzed by the Company to determine potential loss exposure, and in conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan losses. On an ongoing basis, management monitors the loan portfolio and evaluates the adequacy of the allowance for loan losses. In determining the adequacy of the allowance for loan losses, management considers such factors as historical loan loss experience, underlying collateral values, evaluations made by bank regulatory authorities, assessment of economic conditions and other appropriate data to identify the risks in the loan portfolio. Loans deemed by management to be uncollectible are charged to the allowance for loan losses. Recoveries on loans previously charged off are credited to the allowance. Provisions for loan losses are charged to expense and credited to the allowance in amounts deemed appropriate by management based upon its evaluation of the known and inherent risks in the loan portfolio. While management believes that the current allowance for loan losses is sufficient, future additions to the allowance may be necessary.

8.   Purchased/Originated Servicing Rights and Capitalized
     Servicing Fees Receivable

 Changes in purchased/originated servicing rights were as follows:
(Dollars in thousands)

                                     For the six
                                     Months Ended  For theYear Ended
                                    June 30, 1996  December 31, 1995
                                    -------------  ----------------
Beginning balance..................  $     18,428   $  16,746
Addition...........................         4,501       7,340
Bulk purchase of servicing.........           --          757
Increase as a result of the
 FMAC acquisition..................           --        3,805
Sales of servicing  ...............       (13,390)     (6,233)
Amortization - prepayments.........           --       (1,176)
Amortization - scheduled...........          (832)     (2,811)
                                      ------------  ----------
Ending balance.....................  $      8,707     $18,428
                                      ============ ===========

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

  Of the $8.7 million of servicing rights outstanding at June 30, 1996, $3.8 million are held at SPTL as acquired servicing rights of franchise mortgage loans from FMAC, with the remaining $4.9 million held at ICIFC in connection with their mortgage banking operations.(See "Notes to Consolidated Financial Statements -Note 1. -Organization.")

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

 The Company will continue to calculate the fair value of its pre-implementation purchased servicing rights on a loan by loan basis. Additionally, the Company will continue to amortize its pre-implementation purchased servicing rights in proportion to, and over the period of, expected future net servicing income disaggregated by each individual loan with related capitalized serving rights.

     Capitalized Servicing Fees Receivable

At June 30, 1996 and December 31, 1995 capitalized excess servicing fees receivable of 79.4 million and 44.0 million are recorded net of an allowance for recourse losses of $11.7 million and $8.7 million, respectively.

    As a fundamental part of its business and financing strategy, the Company sells the majority of its loans through loan securitization transactions. A significant portion of the Company's revenue is recognized as gain on sale of loans, which may represent the present value of the difference between the interest rate charged by the Company to a borrower and the interest rate received by the investors who purchased securities collateralized by the loans sold into the securitization vehicle.

 The Company has created capitalized excess servicing fees receivable as a result of the sale of loans and to a lesser extent leases into various trust securitization vehicles. These various trust vehicles, primarily consisting of real estate mortgage investment conduits, are majority owned by an independent third party who has made a substantial capital investment and has substantial risks and rewards of ownership of the assets of the trust; therefore, these trust vehicles are not consolidated with the Company. Capitalized excess servicing fees receivable on the sale of loans and leases are determined by computing the present value of the excess of the weighted average coupon on the loans and leases sold (ranging from 9.0% to 13.3%) over the sum of: (1) the coupon in the pass through certificates (ranging from 5.6% to 7.4%), (2) a base servicing fee paid to the loan or lease servicer (ranging from 0.40% to 0.50%), (3) expected losses to be incurred on the portfolio of loans or leases sold (ranging from 0.25% to 0.50% over the life of the loan), and considering (4) prepayment assumptions.

 Prepayment assumptions are based on recent evaluations of the actual prepayments of the Company's servicing portfolio or on market prepayment rates on new portfolios and consideration of the current interest rate environment and its potential impact on prepayment rates. The cash flows expected to be received by the Company, not considering the expected losses, are discounted at an interest rate that the Company believes an unaffiliated third party purchaser would require as a rate of return on such a financial instrument. Expected losses are discounted using a rate equivalent to the risk free rate for securities with a duration similar to that estimated for the underlying loans and leases sold.
The combined result is an effective overall discount rate of approximately 15%. The excess servicing cash flows are available to the Company to the extent that there is no impairment of the credit enhancements established at the time the loans and leases are sold. Such credit enhancements are classified as retained interest in loan and lease securitizations on the consolidated balance sheets and represent the amount of overcollateralization of the certificates. To the extent that actual future performance results are different from the excess cash flows the Company estimated, the Company's capitalized excess servicing fees receivable will be adjusted quarterly with corresponding adjustments made to income in that period.

 A portion of the Company's reported income and all of the related capitalized servicing fees receivable included in the Company's consolidated financial statements represent the recognition of the present value of the excess servicing spread, which is based on certain estimates made by management at the time loans are sold. The rate of prepayment of loans may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing. The effect of those factors on loan prepayment rates may vary depending on the particular type of loan. Estimates of prepayment rates are made based on management's expectations of future prepayment rate, which are based, in part, on the historical rate of prepayment of the Company's loans, and other considerations. There can be no assurance of the accuracy of management's initial prepayment estimates. If actual prepayment with respect to sold loans occur more quickly than was projected at the time such loans were sold, the carrying value of the capitalized servicing fees receivable may have to be written down through a charge to earnings in the period of adjustment. If actual prepayments with respect to sold loans occur more slowly than estimated, the carrying value of capitalized servicing fees receivable on the Company's consolidated statement of financial condition would not increase, although total income would exceed previously estimated amounts.

 9.        Borrowings from Imperial Bank

 In November 1995, the Company renewed a $10 million line of credit with Imperial Bank. The line was subsequently increased to $15 million.
In April 1996, the line was repaid in full with the proceeds raised in the Company's secondary stock offering.

10.  Other Borrowings

 Other borrowings primarily consist of revolving warehouse lines of credit to fund the Company's and its subsidiaries lending activities. At June 30, 1996, approximately $465.0 million of loans were pledged as collateral for other borrowings. These lines of credit are short term and management believes these lines will be renewed in the normal course of business.

 ICII and its subsidiaries has various revolving warehouse lines of credit available at June 30, 1996, as follows:

                            Interest
                              Rate   Commitment Outstanding Index
                          ---------- ----------  --------- --------
                                     (Dollars in thousands)
DLJ (ICII).................   6.48%   $400,000      34,131 FedFunds+80bp-150bp
PaineWebber (ICII).........   6.13%    200,000      14,369 Libor+65bp-100bp
Banco Santander (FMAC).....   8.25%     50,000      23,235 Libor+225bp
Lehman Brothers (SPFC).....   6.30%    200,000      80,137 Libor+30bp
Imperial Warehouse
 Lending Group (ICIFC).....   8.25%    600,000     246,706 Bank of America Prime
Warehouse Lending Corporation
 of America (ICII)........    8.50%     20,000      16,389 Libor+250bp
                                     ----------    -------
                                    $1,470,000    $414,967
                                     ==========   ========

11.  Senior Notes

(Dollars in thousands)                           Balance at
                                           June 30,       December 31,
                                             1996             1995
                                          ----------       -----------
Senior notes........................        $ 90,000          $ 81,500
Unamortized discount................          (1,811)           (1,028)
                                          ----------        ----------
Net balance, Senior Notes...........        $ 88,189          $ 80,472
                                           =========        ==========

 In January 1994, the Company issued $90,000,000 of Senior
Notes with a stated interest rate of 9.75% which mature on January 15, 2004. In October 1994, the Company repurchased $8,500,000 of the Senior
Notes. During the first quarter of 1996, the Company sold the repurchased Senior Notes for prices ranging from 90 to 95. At June 30, 1996,
$90,000,000 of the Senior Notes were outstanding and the interest rate on the Senior Notes was 9.75%. The Senior Notes may be redeemed after January 15, 1999 at the option of the Company until maturity at a declining premium, plus accrued interest. The Senior Notes are unsecured and rank pari passu with all other senior unsecured indebtedness of the Company, but are effectively subordinated to the liabilities of Southern Pacific Thrift and Loan Association, the Company's wholly owned subsidiary. The
Trust Indenture (the Indenture) for the Senior Notes includes provisions which limit the ability of the Company to incur additional indebtedness or issue certain stock of the Company, to make certain investments, engage in certain transactions with affiliates, create restrictions on the ability of subsidiaries to pay dividends or certain other distributions, create liens and encumbrances, or allow its subsidiaries to issue certain classes of stock.

  Total interest expense on the Senior Notes for the six months ended June 30, 1996 and 1995 was $5.2 million and $4.9 million, respectively.

12. Current accounting issues

  In June, 1996 the Financial Accounting Standards Board issued Statement of Accounting Standards No 125, Accounting for Transfers and servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125")

 SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

    SFAS 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at a fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based in their relative fair values at the date of the transfer.

    SFAS 125 included specific provisions to deal with servicing assets or liabilities. These provisions retain the impairment and amortization approaches that are contained in Statement No. 122 but eliminates the distinction between normal and excess servicing.

    SFAS 125 will be effective for transactions occurring after December 31, 1996. It is not anticipated that the financial impact of this statement will have a material effect on Imperial Credit
Industries, Inc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     General
  The Company is a diversified specialty finance company offering financial products, principally through its subsidiaries, in the following four sectors: non-conforming residential mortgage banking, commercial mortgage banking, business lending and consumer lending.

   The Company's strategy is to concentrate its lending activities in select high margin commercial and consumer markets in which loan and lease products originated or purchased by the Company can be readily sold through securitization or whole loan sales in the secondary market. The Company emphasizes (i) opportunistic expansion into niche segments of the financial services industry, (ii) conservative underwriting and credit guidelines, (iii) loan and lease originations on a wholesale basis to maintain low overhead, (iv) securitization or sale in the secondary market of substantially all of the Company's loans and leases other than those held by its subsidiary, Southern Pacific Thrift & Loan Association ("SPTL"), for investment and (v) business and financial flexibility to allow withdrawal from or entry into business segments as warranted by market conditions.

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

   non-conforming residential mortgage lending - non conforming single family mortgage loans commercial mortgage lending - franchise loans, income property loans and manufactured housing community loans business finance lending - equipment leasing, asset-based financing and loan participations consumer loans - sub-prime auto loans, home improvement loans and other consumer credit

   The majority of the Company's loans and leases, other than those held by SPTL for investment, are sold in the secondary market through securitizations. Securitizations provide the Company with greater flexibility and operating leverage by allowing the Company to generate fee and interest income through originations and investments in loans with a significantly smaller capital commitment than that required by traditional portfolio lenders. In addition, the Company believes that the use of securitizations results in a lower overall cost of funds.
SPTL also accepts Federal Deposit Insurance Corporation ("FDIC") insured deposits which are used to finance SPTL's lending activities through several active divisions.

Non-Conforming Residential Mortgage Lending

   The Company engages in non-conforming residential mortgage lending through its majority owned subsidiary, SPFC, and through the Bulk Acquisitions Division of SPTL.

     SPFC

  Through SPFC, a 58.4% owned subsidiary, the Company is an originator, purchaser and seller of high yielding, single family non conforming mortgage loans. Substantially all of SPFC's loans are secured by first or second mortgages on owner occupied single family residences. The majority of the originated and purchased loans are made to borrowers who do not qualify for or are unwilling to obtain financing from conventional mortgage sources. SPFC typically packages a portfolio of originated and purchased loans and sells such through securitization. SPFC's mortgage loan production increased to $259.8 million for the six months ended June 30, 1996 from $128.0 million for the six months ended June 30, 1995.

Commercial Mortgage Lending

 The Company engages in commercial lending, which consists of franchise mortgage lending, asset-based lending, equipment leasing income property lending, manufactured housing community lending and loan participations.

     Franchise Mortgage Lending

     General

     Franchise Mortgage Acceptance Company, LLC (''FMAC''), a 66 2/3% owned subsidiary, makes long-term, fixed and variable rate loans to established franchisees of major restaurant franchise concepts, which are then securitized into investment grade structures and sold to institutional investors. The Company believes that recent changes in the banking environment have adversely affected the ability of small business operators to find credit, regardless of their track record and ratings. Franchise operations comprise a major portion of overall small business activity in the United States. The standardization imposed by franchisors make this market sector amenable to securitization. FMAC targets ''top tier'' franchises whose franchisors exercise significant operating and marketing control. It lends only to established, successful operators of franchise restaurants with proven track records. FMAC makes loans directly to franchisees based on the enterprise value as well as the cash flow of individual restaurants and, where applicable, the value of any associated real estate. FMAC generally lends against existing cash flow. It generally does not rely on projected sales growth to add incremental cash flow to help service debt. Borrowers must demonstrate positive cash flow on an EBITDA (earnings before interest, taxes, depreciation and amortization) basis.

    During the six months ended June 30, 1996, loans to individual credits ranged from approximately $300,000 to $27.4 million. For the six months ended June 30, 1996, FMAC originated or acquired $208.0 million of franchise mortgage loans. FMAC securitized $167.4 million of franchise mortgage loans during the six months ended June 30, 1996.

     Income Property Lending

    SPTL's Income Property Loan Division ("IPLD") was formed in February 1994 to expand the Company's apartment and commercial property lending business. IPLD seeks to make 70% of its loans secured by apartment buildings and 30% of its loans secured by other commercial properties. Most of IPLD's business is generated through in house loan representatives who market the loans directly to mortgage brokers and borrowers. Virtually all of IPLD's loans are secured by properties in California.

The focus of IPLD's lending activity is the small loan market for apartments and commercial loans. IPLD's maximum loan amount is approximately $2.5 million. The Company believes that IPLD employs conservative underwriting criteria, which include a maximum loan to value ratio of 70% and minimum debt coverage ratio of 1.2 to 1 on all loans. Loans secured by income properties entail additional risk as compared to single family residential lending. The payment experience on such loans is generally dependent on the successful operation of the related commercial or multifamily property and thus is subject to a greater extent to adverse conditions in local real estate markets or in the economy generally.

   For the six months ended June 30 1996 and 1995, IPLD funded approximately $121.7 million and $57.2 million in loans, respectively.

     Manufactured Housing Community Lending

   Manufactured Housing Community Bankers (''MHCB'') was formed as a division of ICII in early 1995 as a specialty lending group to finance fully-developed manufactured housing communities throughout the United States. During the quarter ended June 30, 1996, the MHCB division of ICII was merged into SPTL, and will conduct its future operations as a SPTL division. MHCB's loan programs are designed to originate, underwrite, close, service, warehouse and securitize mobile home community first mortgage loans. Many of these properties are master planned communities with recreational and social amenities. The loans are secured by the manufactured housing community real estate; the principal source of repayment is the rental payments for the pads on which the manufactured housing is situated.

   MHCB originated $9.7 million and no loans in the six months ended June 30, 1996 and 1995, respectively.

Business Finance Lending

 The Company, through CBCC, IBC and the Loan Participation and Investment Group of SPTL, also engages in business finance lending, which consists of asset-based lending, commercial equipment leasing and loan participations.

     Asset Based Lending

 General

  The Company, through its SPTL division,  Coast Business Credit
Corporation ("CBC"), conducts an asset based lending business. CBC is a senior secured asset-based lender which lends primarily to qualified companies throughout the nation.

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

    At June 30, 1996, CBC's loan portfolio represented lending relationships with approximately 94 customers, with an average total loan per customer of $2.2 million. During the six months ended June 30, 1996, CBC began an expansion plan which the Company believes will substantially increase the customer base of CBC outside the state of California. At June 30, 1996 and December 31, 1995, CBC had outstanding loans totaling $210.2 million and $154.2 million, respectively. CBC and open commitments to fund additional loans of $210.4 million at June 30, 1996.

     Equipment Leasing

     General

 Imperial Business Credit, Inc. ("IBC") was formed by ICII in May,
1995 to carry on the Company's equipment leasing business. IBC carries out its business equipment leasing operations from both its headquarters in Rancho Bernardo, California, and its operations center in Denver, Colorado.

  IBC is in the business of leasing equipment, including copying, data processing, communication, printing and manufacturing equipment, exclusively to business users. Initial lease terms typically range from 24 months to 60 months. IBC will commit to purchase this equipment only when it has a signed lease with a lessee who satisfies its credit and funding requirements. Substantially all the leases written by IBC are full payout ("direct financing") leases that allow IBC to sell or release the equipment upon termination of the lease. IBC occasionally purchases small portfolios of existing equipment leases from brokers with whom it has established relationships. These portfolios are evaluated on an individual basis according to IBC's established credit policy. The Company believes that these acquisitions allow IBC to grow with greater efficiency than usual at a level of decreased risk due to the portfolio aging that has occurred in the books of the originating broker.

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

 IBC's lease originations totaled $33.7 million in the six months ended June 30, 1996.

     Loan Participation and Investment Group

   The Company's Loan Participation and Investment Group ("LPIG") is a division of SPTL that purchases for investment nationally syndicated commercial loan participations originated by commercial banks and insurance companies, primarily in the secondary market. The principal types of loans acquired by LPIG are senior secured bank loans consisting of: (i) revolving lines of credit which allow the borrower to borrow and repay proceeds as needed for working capital purposes; (ii) long-term loans with a specific amortization schedule which requires the borrower to repay the borrowed loans over time, usually on a quarterly basis; or (iii) letters of credit which are normally funded as a sublimit under the revolving line of credit commitment. The loans are generally secured by a first priority lien on all of the borrower's personal property including accounts receivable, inventory and furniture, fixtures and equipment, as well as liens on owned real estate. At June 30, 1996, loan participations held by LPIG ranged in size from approximately $3 million to approximately $10 million.

    During the six months ended June 30, 1996, LPIG has purchased and funded approximately $135.0 million of senior secured loan participation commitments. Loans outstanding under LPIG's participation commitments at June 30, 1996 totaled $116.3 million.

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

   During 1995, ALD generated and sold approximately $19 million in sub-prime auto loans. ALD generated $13.4 million in sub-prime auto loans during the six months ended June 30, 1996. The Company currently generates sub-prime auto loans through three Northern California retail offices and is expanding its activities to Central California and areas outside California in 1996.

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

  Home improvement loans offered by CCD range from $5,000 to $350,000 and include major remodeling projects that are sometimes coupled with refinancing. CCD's typical loan is secured by a junior lien. In addition, CCD purchases unsecured installment sales contracts to finance certain home improvements such as air conditioning, roofing and kitchen and bathroom remodeling.

  During the six months ended June 30, 1996 and 1995, CCD originated $9.5 million and $5.6 million in loans, respectively.

     Strategic Divestitures

   During the fourth quarter of 1995, the Company contributed its mortgage conduit operations and SPTL's warehouse lending operations to Imperial Credit Mortgage Holdings, Inc., a newly-formed Maryland corporation ("ICMH"),that subsequently engaged in an initial public offering of its common stock. ICMH operates three businesses, two of which were owned by ICII. ICMH elected to be taxed as a real estate investment trust.
At the effective date of ICMH's public offering ("Offering"), ICII contributed to ICI Funding Corporation ("ICIFC") certain of the operating assets and certain customer lists of ICII's mortgage conduit operations including all of ICII's mortgage conduit operations' commitments to purchase mortgage loans subject to rate locks from correspondents, in exchange for 100% of the voting common stock and 100% of the outstanding non-voting preferred stock of ICIFC. Simultaneously, on the effective date of the Offering, in exchange for 500,000 shares of the common stock of ICMH, ICII (1) contributed to ICMH all of the outstanding non-voting preferred stock of ICIFC, which represents 99% of the economic interest in ICIFC, and caused SPTL to contribute to ICMH certain of the operating assets and certain customer lists of SPTL's warehouse lending division, and
(3) executed an agreement not to compete and a right of first refusal agreement in each case for a period of two years from the effective date of the Offering. All of the outstanding shares of common stock of ICIFC were retained by ICII. Lastly, ICMH contributed all of the aforementioned operating assets contributed by SPTL's warehouse lending operation to Imperial Warehouse Lending Group ("IWLG") in exchange for shares representing 100% of the common stock of IWLG. At and for the six month ended June 30, 1996, ICIFC had total assets of $258.5 million, total revenues of $5.1 million, and net income of $624,000.

  The assets and operations of ICIFC are consolidated with ICII. ICMH's 99% economic interest in the earnings of ICIFC are eliminated from the Company's consolidated income statement through "Minority Interest in Income of Consolidated Subsidiaries." As a result, the assets and liabilities of the Company reflected on its consolidated balance sheet at June 30, 1996 included approximately $258.5 million in assets, and $248.8 million in liabilities related to ICIFC. The Company will retain only 1% of the net earnings or loss derived from such assets and liabilities along with the other operations of ICIFC.

    In exchange for the contributed assets, the Company received 11.8% of the capital stock of ICMH. During the quarter ended June 30, 1996, ICMH completed a secondary offering of its common stock, issuing 2.5 million primary shares, and generating net proceeds of $37.5 million. ICMH's secondary stock offering reduced the Company's ownership in ICMH to 7.6% at June 30, 1996. The Company's wholly-owned subsidiary, Imperial Credit Advisors, Inc. (''ICAI''), provides management advisory services to ICMH in return for a management fee.

 In the first six months of 1996, the Company sold all of its mortgage origination offices related to its former conforming residential mortgage lending business. The Company's wholesale offices in Colorado, Florida, Oregon and Washington were converted to SPFC offices.

 The Company recognized that maintaining a mortgage loan servicing infrastructure was not economically viable in the absence of a conforming residential mortgage loan origination business. Thus, during the first six months of 1996, the Company sold substantially all of its conforming residential mortgage loan servicing rights. Additionally, the Company has subcontracted all remaining servicing generated by its non conforming residential mortgage banking business since September 1995 to Advanta Mortgage Corp. USA (''Advanta''). The Company expects to sell or subcontract all servicing related to such mortgage banking business prior to September 1995 to Advanta or other third party servicers. The Company intends to continue servicing all loans and leases originated by its equipment leasing and franchise mortgage lending businesses, as well as all loans held by SPTL.

   Finally, during the quarter ended June 30, 1996, the Company completed its initial public offering of SPFC common stock. After the offering ICII owned 58.4% of the issued and outstanding shares of SPFC's common stock, excluding shares issuable upon exercise of options granted or to be granted pursuant to SPFC's stock option plans.

    Since April 1995 SPFC has operated as a stand alone entity and has produced approximately $490.9 million of sub prime credit loans through June 30, 1996. The loans originated by SPFC (and before April 1995, the Residential Lending Division of SPTL) have accounted for a significant portion of the loans included in the Company's loan securitizations. During the six months ended 1996 and 1995, SPFC securitized $229.7 million and $46.1 million of loans, respectively. SPFC intends to continue to accumulate the loans originated or acquired and securitize them in the secondary mortgage markets. As of and for the six months ended June 30, 1996, SPFC had total assets of $163.4 million and net income of $9.4 million.

     Strategic Focuses and Acquisitions

   Additionally, in 1995, the Company formed a new subsidiary, Imperial Credit Advisors, Inc. ("ICAI"), entering the Company in another new business-investment trust management. ICAI, incorporated in January 1995 in the State of California, is a 100% owned subsidiary of ICII. ICII formed ICAI to provide monitoring, reporting, and other general and administrative services to the Imperial Government Income Trusts, Series I through IV. ICAI also acts as the manager of ICMH, the Company's newly formed REIT. ICAI will oversee the day-to-day operations of ICMH, subject to the supervision of ICMH's Board of Directors, pursuant to a management agreement. As of and for the six month ended
June 30, 1996, ICAI had total assets of $2.9 million and net income of $883,400.

   During 1995, the Company completed the acquisition of substantially all of the assets and assumption of substantially all of the liabilities of First Concord Acceptance Corporation of Colorado ("FCAC"). At the date of acquisition the existing employees and operations of FCAC became a part of Imperial Business Credit, Inc. ("IBC"), a newly formed wholly owned subsidiary of ICII. The Company paid approximately $21 million in the acquisition of FCAC. Total assets of approximately $41 million were acquired and sold to SPTL as a result of the acquisition.
FCAC's operations primarily consist of originating and securitizing equipment leases throughout the United States. The acquisition of FCAC has resulted in the significant expansion of the Company's equipment leasing activities. As of and for the six month ended June 30, 1996, IBC had total assets of $12.2 million and net income of $660,000.

   During 1995, the Company completed the acquisition of two thirds of the outstanding common stock of Franchise Mortgage Acceptance Corporation ("FMAC") of Greenwich, Connecticut, and placed all of the employees, and operations of FMAC into a new subsidiary, Franchise Mortgage Acceptance Company LLC, ("FMAC"). The Company paid approximately $4 million in the acquisition of FMAC and was obligated to pay an additional $3.8 million based on FMAC's future loan originations. Total assets of approximately $3.8 million (primarily servicing rights) were acquired and sold to SPTL as a result of the acquisition, and the Company recorded goodwill of approximately $4.0 million. FMAC provides commercial financing programs to major franchising companies and their franchisees. The $3.8 million of assets transferred to SPTL consists primarily of franchise mortgage servicing rights aggregating approximately $267 million. As of and for the six month ended June 30, 1996, FMAC had total assets of $37.3 million and income before income taxes of $7.2 million.

   In September 1995, the Company completed the acquisition of 100% of the outstanding common stock of CoastFed Business Credit Corporation ("CBCC"), and placed all of the employees, and operations of CBCC into its existing subsidiary, SPTL. The Company paid approximately $150.0 million in its acquisition of CBCC. At the acquisition date, CBCC had total assets of approximately $137.2 million, total commitments to fund loans of $460.6 million, and total outstanding loans of $138.8 million. As a result of the acquisition, and the Company recorded goodwill of approximately $16.0 million. Coast Business Credit Corporation ("CBC") provides commercial receivables financing programs to retailers in a variety of businesses. During 1995, CBC originated approximately $42.9 million in commercial receivables. Substantially all of the assets transferred to SPTL consist of outstanding loans to CBC customers. At June 30, 1996, SPTL had total outstanding loans related to CBC of $210.2 million.

Securitization Transactions

  During the six months ended June 30, 1996, the Company had completed three sales, through securitization, of sub prime residential mortgage loans aggregating $229.7 million and franchise mortgage loans aggregating $167.4 million. Of the principal amount securitized during 1995, $150.8 million was securitized in the first six months. The Company retained an interest in each loan securitization, representing the excess of the total amount of loans sold in the securitization over the amounts represented by interests in the security sold to investors. The retained interests in the mortgage loan securitizations were $22.6 million and $14.2 million at June 30, 1996 and December 31, 1995, respectively. Although the Company continues to act as master servicer for the underlying mortgage loans included in each security and maintains the customer relationships, these securitizations are treated as sales for financial reporting purposes. Accordingly, the associated securitized mortgage loans are not reflected on the balance sheet, except for the retained interests and capitalized excess servicing fees described below.

   The Company is subject to certain recourse provisions in connection with these securitizations. At June 30, 1996 and December 31, 1995, the Company had discounted recourse allowances of $11,664,421 and $8,749,988, respectively, related to these recourse provisions which are netted against capitalized servicing fees receivable.

   A portion of the Company's reported income and all of the related capitalized servicing fees receivable included in the Company's consolidated financial statements represent the recognition of the present value of the excess servicing spread, which is based on certain estimates made by management at the time loans are sold. The rate of prepayment of loans may be affected by a variety of economic and other factors, including prevailing interest rate and the availability of alternative financing. The effect of those factors on loan prepayment rates may vary depending on the particular type of loan. Estimates of prepayment rate are made based on management's expectations of future prepayment rate, which are based, in part, on the historical rate of prepayment of the Company's loans, and other considerations. There can be no assurance of the accuracy of management's initial prepayments estimates. If actual prepayments with respect to sold loans occur more quickly than was projected at the time such loans were sold, the carrying value of the capitalized servicing fees receivable may have to be written down through a charge to earnings in the period of adjustment. If actual prepayments with respect to sold loans occur more slowly than estimated, the carrying value of capitalized servicing fees receivable on the Company's consolidated statement of financial condition would not increase, although total income would exceed previously estimated amounts.

     Servicing Rights

   When the Company purchases servicing rights from others, or loans which include the associated servicing rights, the price paid for the servicing rights, net of amortization based on assumed prepayment rates, is included on the consolidated balance sheet as "Purchased and Originated Servicing Rights."

   During the six months ended June 30, 1996, the Company sold all of its residential mortgage servicing with related capitalized Purchased and Originated Servicing Rights. As a result of this sale, of the $8.7 million of servicing rights outstanding at June 30, 1996, $3.8 million are held at SPTL as acquired servicing rights of franchise mortgage loans from FMAC, with the remaining $4.9 million held at ICIFC in connection with their mortgage banking operations. (See "Notes to Consolidated Financial Statements -Note 1. -Organization.")

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

   In connection with its diversification strategy, the Company believes that lower cost financing is available through credit lines, repurchase facilities, whole loan sales and securitization programs established by SPFC, IBC and FMAC. Therefore, ICII expects that it will no longer maintain its warehouse lines of credit beyond December 31, 1996. With respect to all of its other lending activities, the Company continues to rely on FDIC insured deposits generated by SPTL, but it also utilizes third party warehouse lines of credit and securitizations. At June 30, 1996, SPTL had total deposits of approximately $1.0 billion (excluding deposits of ICII maintained with SPTL).

Results of Operations

Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1995

  Revenues for the quarter ended June 30, 1996 increased 476% to $96.1 million as compared to $16.7 million for the same period of the previous year. Expenses for the quarter ended June 30, 1996 increased 52% to $20.7 million as compared to $13.5 million for the same period of the previous year. Net income for the quarter ended June 30, 1996 increased to $43.0 million as compared to $1.8 million for the same period of the previous year. The 476% increase in revenue, partially offset by the 52% increase in expenses accounted for the increase in the Company's net income. Fully diluted net income per share for the quarter ended June 30, 1996 was $2.21, as compared to $0.11 for the same period of the previous year. Net income per share increased at a lower rate than net income due an increase in outstanding shares used for net income per share calculations as a result of the Company's common stock offering. (See Liquidity and Capital Resources, below). The Company had 19.5 million shares of common stock and common stock equivalents outstanding during the quarter ended June 30, 1996 as compared to 17.0 million shares outstanding during the same period of the previous year.

   Net income and net income per share from core operations (defined as net income less the net gain from the sale of SPFC stock, and less the gains on sales of servicing rights) for the quarter ended June 30, 1996 increased 419% and 356% to $8.0 million and $0.41 per share from $1.5 million and $0.09 per share in the same period of the previous year, respectively.

   Gain on sale of loans increased 118% to $19.2 million for the quarter ended June 30, 1996 as compared to $8.8 million for the same period of the previous year. Gain on sale of loans consists primarily of gains recorded upon the sale of loans, net of associated expenses, and to a lesser extent, fees received on the origination of loans, and fees received for commitments to fund loans. The increase was primarily the result of substantially increased volume and profitability on the sale of various servicing retained variable and fixed rate loan products through securitizations, and due to an increase in the volume of loans sold on a servicing released basis at the Company's former mortgage banking operations. Gain on sale of loans includes; $13.2 million in gains recorded as a result of the securitization of $130.0 million of the Company's sub prime residential mortgage loans at SPFC, $4.6 million in gains (including $2.7 million in hedge gains) resulting from the sale of $167.4 million of franchise mortgage loans at Franchise Mortgage Acceptance Company, LLC, and a $257,000 loss recorded as a result of the sale of loans held by the Company's former mortgage banking operations in connection with the planned exit from this business. Also included in gain on sale of loans was $1.6 million in gains from the sale of loans at the Company's consolidated subsidiary, ICIFC. (See "Notes to Consolidated Financial Statements -Note 1. - Organization.")

 Net interest income, which consists of interest and fees net of interest charges, and net interest margin at Southern Pacific Thrift & Loan
Association for the quarter ended June 30,1996 increased 123% and 91% to $13.4 million and 4.15% compared to $6.0 million and 2.17% for the same period of the previous year. The increase in net interest income and net interest margin was due primarily to two factors. The Company began 1995 with a loan portfolio consisting primarily of adjustable rate residential mortgage loans. The increase in net interest income can be directly attributed to the acquisitions completed throughout the last half of 1995, and the resultant change in the composition of loans held for sale and investment from primarily conforming single family residential mortgage loans to a more diversified mix of higher yielding loan products from the Company's four primary businesses The product mix of the Company's interest earning assets now includes a much larger percentage of higher-yielding loan and lease products as compared to the previous year. Interest income also increased as a result of the Company's loan and lease securitizations, which contributed interest income of $1.1 million from the accretion of discounts on the Company's capitalized excess servicing fees receivable. The increase in interest income due to the factors described above was partially offset by an increase in the average costs of borrowing from all sources, including warehouse lines of credit, borrowings from the FHLB, and customer deposits.

 Loan servicing income for the quarter ended June 30, 1996 decreased 115% to an expense of $448,000 as compared to income of $3.0 million for the same period in the previous year. The decrease in loan servicing income was primarily due to a decreased average balance of residential mortgage loans serviced for others, primarily as a result of the Company's sale of $3.0 billion of servicing rights in connection with the Company's exit from the conforming mortgage banking business. Additionally, loan servicing income was negatively effected by increased direct servicing costs related to the loan foreclosure and property liquidation process of the remaining conforming residential mortgage loan portfolio. The conforming residential mortgage loan servicing portfolio decreased 75% to $1.2 billion at June 30, 1996 from $4.5 billion at December 31, 1995. As a result of the Company's strategic divestitures, the Company does not expect loan servicing income to be a strong contributor to total revenues in the near future. This reduced contribution to revenues is anticipated to be offset by increases in other finance activity revenues in the near future, as well from a reduction in servicing related expenses.

  In addition to the above referenced servicing portfolio, the Company also services a variety of other loan products at its other business operations that make positive contributions to total revenue. At June 30, 1996, FMAC serviced franchise mortgage loans for others totaling $454.7 million, IBCI serviced leases for others of $122.1 million, and SPTL serviced multifamily or commercial loans for others of $53.8 million. SPFC acts as master servicer for $376.9 million of sub prime residential loans serviced for others.
However, as a result of the sub servicing fee arrangement with SPFC's sub servicer, significant revenues are not realized from this operation.
ICIFC also acts as master servicer for $664.1 million of non conforming residential mortgage loans. (See "Notes to Consolidated Financial Statements
- -Note 1. Organization.").

   During the quarter ended June 30, 1996 and 1995, the Company sold mortgage loan servicing rights relating to $478.5 million and $18.5 million principal amount of loans, resulting in a pre-tax loss of $300,000 and a pre tax gain of $500,000, respectively. Gain on the sale of servicing rights consists of the cash proceeds received on the ''bulk'' sale of servicing rights, net of the related capitalized originated or purchased servicing rights. The decline in profitability on the sale of the conforming residential mortgage servicing rights was due to the increased amounts of capitalized servicing rights on the portfolio sold in the quarter as compared to the same period of the previous year as a result of the Company's adoption of SFAS 122 in the first quarter of 1995. The decision to sell servicing rights was based upon the Company's exit plan from its former mortgage banking operations.

 During the quarter ended June 30, 1996, the Company sold approximately 42% of its common stock in SPFC through an initial public offering of 5.8 million shares of SPFC common stock. The Company sold 2.3 million shares, with SPFC selling 3.5 million primary shares. As a result of the sale, the Company recorded a pretax gain of $62.0 million. Since the Company continues to have a majority ownership interest in SPFC, the Company will continue to consolidate SPFC's operations with its other majority owned or wholly owned subsidiaries. However, the Company will only retain 58.4% of SPFC's net income or loss in the future.

   Other income for the quarter ended June 30, 1996 increased to $4.3 million as compared to $80,000 for the same period of the previous year. This increase was primarily due to fee income generated from the Company's advisory contract with ICMH and dividend payments received by the Company on its investment in ICMH.

  Expenses for the quarter ended June 30, 1996 increased 52% to $20.7 million as compared to $13.5 million for the same period of the previous year.

 Personnel expenses increased 61% to $11.0 million for the quarter ended
June 30, 1996 as compared to $6.8 million for the same period of the previous year. This increase was primarily the result of personnel expenses related to the Company's acquisition and expansion activities throughout the second half of 1995, partially offset by reductions in personnel expense at the Company's former mortgage banking operations.

 Amortization of PMSR's and OMSR's decreased 85% $114,000 for the quarter ended June 30, 1996 as compared to $736,000 for the same period of the previous year. The decrease was the result of a decreased outstanding balance of PMSR's and OMSR's as a result of the Company's sale of conforming residential mortgage loan servicing rights generated by its former mortgage banking operations. As a result of this sale, of the $8.7 million of servicing rights outstanding at June 30, 1996, $3.8 million are held at SPTL as acquired servicing rights of franchise mortgage loans from FMAC, with the remaining $4.9 million held at ICIFC in connection with their mortgage banking operations. (See "Notes to Consolidated Financial Statements-Note 1. -Organization.")

    Occupancy expense remained relatively unchanged at $950,000 for the quarter ended June 30, 1996 as compared to $934,000 for the same period of the previous year. Occupancy expense remained relatively unchanged despite the Company's shift in business focus and related expansion activities due to the reduction of occupancy costs from the Company's former mortgage banking operations. The Company expanded its lease obligations in the current year as a result of the Company's acquisition of Coast Business Credit, First Concord Leasing, and Franchise Mortgage Acceptance Company
LLC in the second half of 1995.

  Net expenses of OREO increased 158% to $1.2 million for the quarter ended June 30, 1996 as compared to $473,000 for the same period of the previous year. The increase in net expense of OREO was primarily the result of the sale of properties foreclosed on by the Company's former mortgage banking operations.

  FDIC insurance premiums decreased 100% to $0 for the quarter ended
June 30, 1996 as compared to $559,000 for the same period of the previous year. FDIC insurance premiums decreased primarily as a result of a decrease in the rate and fee structure of the insurance premium charged to SPTL for FDIC deposit insurance.

 All other general and administrative expenses, including data processing, professional services, and telephone and other communications expense increased 84% to $7.4 million for the quarter ended June 30, 1996 as compared to $4.0 million for the same period of the previous year. The increase in general and administrative expenses was due primarily to the Company's acquisition of CBCC, FCAC, and FMAC, as well as to the start up of ICAI late in 1995.

    As a result of the change in the composition of the Company's investment loan portfolio, earnings were reduced by an increase in the provision for loan losses. The provision for loan losses increased 19% to $2.0 million for the quarter ended June 30, 1996, as compared to $1.7 million for the same period of the previous year. The increase in the provision was primarily the result of an increase in nonaccrual loans, an increase in the amount of net charge-offs, and the change in the composition of the investment loan portfolio. Total nonaccrual loans increased 40% to $43.3 million at June 30, 1996, as compared to $31.0 million at December 31, 1995.
Total nonaccrual loans as a percentage of loans held for investment were 5.56% and 4.50% at June 30, 1996 and December 31, 1995, respectively.
Net charge-offs were $1.4 million for the quarter ended June 30, 1996, as compared to $1.1 million for the same period of the previous year. Net charge-offs for the quarter ended June 30, 1996 by product type were as follows: Multifamily Loans $377,000, Auto Loans $199,000, Conforming Residential Mortgage Loans $687,000, and Leases $176,000.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

 Revenues for the six months ended June 30, 1996 increased 325% to $140.4 million as compared to $33.0 million for the same period of the previous year. Expenses for the six months ended June 30, 1996 increased 81% to $47.8 million as compared to $26.5 million for the same period of the previous year. Net income for the six months ended June 30, 1996 increased 1,263% to $51.7 million as compared to $3.8 million for the same period of the previous year. The 325% increase in revenue, partially offset by the 81% increase in expenses accounted for the increase in the Company's net income. Fully diluted net income per share for the six months ended
June 30, 1996 increased 1,164% to $2.78, as compared to $0.22 for the same period of the previous year. Net income per share increased at a lower rate than net income due an increase in outstanding shares used for net income per share calculations as a result of the Company's common stock offering as discussed below. (See "Liquidity and Capital Resources") The
Company had 18.6 million shares of common stock and common stock equivalents outstanding during the six months ended June 30, 1996 as compared to 17.0 million shares outstanding during the same period of the previous year.

    Net income and net income per share from "core" operations (defined as net income less the net gain from the sale of SPFC stock, net gains on sales of servicing rights, and in addition to the net expense of the restructuring provision) for the six months ended June 30, 1996 increased 632% and 569% to $15.3 million and $0.82 per share from $2.1 million and $0.12 per share in the same period of the previous year, respectively.

 Gain on sale of loans increased 172% to $40.9 million for the six months ended June 30, 1996 as compared to $15.0 million for the same period of the previous year. Gain on sale of loans consists primarily of gains recorded upon the sale of loans, net of associated expenses, and to a lesser extent, fees received on the origination of loans, and fees received for commitments to fund loans. The increase was primarily the result of substantially increased volume and profitability on the sale of various servicing retained variable and fixed rate loan products, and due to an increase in the volume of loans sold on a servicing released basis. Gain on sale of loans includes; $20.9 million in gains recorded as a result of the securitization of $229.7 million of the Company's sub prime residential mortgage loans at SPFC, $3.6 million in gains resulting from the sale of the Company's retained interest in the securitization of $105.2 million of franchise mortgage loans at FMAC LLC which was accounted for as a financing at December 31, 1995, $4.6 in gains recorded as a result of the securitization of $167.4 million of franchise mortgage loans in the second quarter of 1996, and $2.2 million in gains recorded as a result of the sale of loans held by the Company's former mortgage banking operations. Also included in gain on sale of loans were $4.5 million in gains from the sale of loans at the Company's consolidated subsidiary, ICIFC. (See "Notes to Consolidated Financial Statements -
Note 1. - Organization.")

 Net interest income, which consists of interest and fees net of interest charges, and net interest margin at SPTL for the six months ended June 30,1996 increased 109% and 81% to $26.1 million and 3.88% compared to $10.8 million and 2.14% for the same period in the previous year. The increase in net interest income and net interest margin was due primarily to two factors. The Company began 1995 with a loan portfolio consisting primarily of adjustable rate residential mortgage loans. The increase in net interest income can be directly attributed to the acquisitions completed throughout the last half of 1995, and the resultant change in the composition of loans held for sale and investment from primarily conforming single family residential mortgage loans to a more diversified mix of loan products from the Company's four primary businesses. The product mix of the Company's interest earning assets now includes a much larger percentage of higher-yielding loan and lease products as compared to the previous year. Interest income also increased as a result of the Company's loan and lease securitizations, which contributed interest income of $3.2 million from the accretion of discounts on the Company's capitalized excess servicing fees receivable.
The increase in interest income due to the factors described above was partially offset by an increase in the average costs of borrowing from all sources, including warehouse lines of credit, borrowings from the FHLB, and customer deposits.

  Loan servicing income for the six months ended June 30,1996 decreased 76% to $1.6 million as compared to $6.5 million for the same period in the previous year. The decrease in loan servicing income was primarily due to a decreased average balance of residential mortgage loans serviced for others, primarily as a result of the Company's sale of $3.0 billion of conforming residential mortgage servicing rights in connection with the Company's exit from the mortgage banking business. Additionally, loan servicing income continues to be negatively effected by increased direct servicing costs related to the loan foreclosure and property liquidation process. The conforming residential mortgage loan servicing portfolio decreased 75% to $1.2 million at June 30, 1996 from $4.5 billion at December 31, 1995.

  During the six months ended June 30, 1996 and 1995, the Company sold mortgage loan servicing rights relating to $3.0 billion and $350.6 million principal amount of loans, resulting in pre-tax gains of $7.8 million and $2.9 million, respectively. Gain on the sale of servicing rights consists of the cash proceeds received on the ''bulk'' sale of servicing rights, net of the related capitalized originated or purchased servicing rights. The decline in profitability on the sale of the conforming residential mortgage servicing rights was due to the increased amounts of capitalized servicing rights on the portfolio sold in the quarter as compared to the same period of the previous year as a result of the Company's adoption of SFAS 122 in the first quarter of 1995. The decision to sell servicing rights was based upon the Company's exit plan from its former mortgage banking operations.

  During the six months ended June 30, 1996, the Company sold approximately 42% of its common sock in SPFC through an initial public offering of 5.0 million shares of SPFC common stock. The Company sold 2.3 million shares, with SPFC selling 3.5 million primary shares. As a result of the sale, the Company recorded a pre tax gain of $62.0 million. Since the Company continues to own a majority ownership interest in SPFC, the Company will continue to consolidate SPFC's operations with its other majority owned or wholly owned subsidiaries. However, the Company will only retain 58.4% of SPFC's net income or loss in the future.

    Other income for the six months ended June 30, 1996 increased to $5.5 million as compared to $270,000 for the same period of the previous year. This increase was primarily due to fee income generated from the Company's advisory contract with ICMH and dividend payments received by the Company on its investment in ICMH.

 Expenses for the six months ended June 30, 1996 increased 81% to $47.8 million as compared to $26.5 million for the same period of the previous year.

 Personnel expenses increased 71% to $23.4 million for the six months ended June 30, 1996 as compared to $13.7 million for the same period of the previous year. This increase was primarily the result of personnel expenses related to the Company's acquisition and expansion activities throughout the second half of 1995, partially offset by reductions in personnel expense at the Company's former mortgage banking operations.

    Amortization of PMSR's and OMSR's decreased 40% to $832,000 for the six months ended June 30, 1996 as compared to $1.4 million for the same period of the previous year. The decrease was the result a decreased outstanding balance of PMSR's and OMSR's as a result of the Company's sale of servicing rights on conforming residential mortgage loans generated by the former mortgage banking operations.

  Occupancy expense increased 18% to $2.3 million for the six months ended March 31, 1996 as compared to $1.9 million for the same period of the previous year. The increase primarily reflects an increase in lease expenses as a result of the Company's acquisition of Coast Business Credit, First Concord Leasing, and Franchise Mortgage Acceptance Company in the second half of 1995.

  Net expenses of OREO increased 457% to $4.0 million for the six months ended June 30, 1996 as compared to $715,000 for the same period of the previous year. The increase in net expense of OREO was primarily the result of the sale of properties foreclosed on by the Company's former mortgage banking operations.

   FDIC insurance premiums decreased 96% to $45,000 for the six months ended June 30, 1996 as compared to $1.1 million for the same period of the previous year. FDIC insurance premiums decreased primarily as a result of a decrease in the rate of the insurance premium charged to SPTL for FDIC deposit insurance.

    Restructuring charges were $3.8 million for the six months ended June 30, 1996 as compared to no charge for the same period of the previous year.
The charge represents those costs incurred in connection with the Company's exit from the conforming mortgage banking business in accordance with the provisions of EITF 94-3, "Accounting for Restructuring Charges." During the six months ended June 30, 1996, the Company committed itself to, and began the execution of, an exit plan that specifically identified the necessary actions to be taken to complete the exit from the origination, sale and servicing of conforming residential mortgage loans. During the six months ended June 30, 1996, the Company incurred charges against the allowance of approximately $2.0 million. The Company believes that significant changes to the exit plan are not likely, and that the exit plan should be completed by December, 1996.The Company has included in the restructuring charge those costs resulting from the exit plan that are not associated with, nor would have benefit for the continuing operations of the Company.

  All other general and administrative expenses, including data processing, professional services, and telephone and other communications expense increased 77% to $13.5 million for the six months ended June 30, 1996 as compared to $7.6 million for the same period of the previous year. The increase in general and administrative expenses was due primarily to the Company's acquisition of CBCC, FCAC, and FMAC, as well as to the start up of ICAI in 1995.

   As a result of the change in the composition of the Company's investment loan portfolio, earnings were reduced by an increase in the provision for loan losses. The provision for loan losses increased 36% to $3.5 million for the six months ended June 30, 1996, as compared to $2.6 million for the same period of the previous year. The increase in the provision was primarily the result of the increase in nonaccrual loans, the increase in the amount of net charge-offs, and the change in the composition of the investment loan portfolio. Net charge-offs were $3.3 million for the six months ended June 30, 1996, as compared to $1.3 million for the same period of the previous year. Net charge-offs for the six months ended June 30, 1996 by product type were as follows: Multifamily Loans $1.2 million, Auto Loans $434,000, Conforming Residential Mortgage Loans $1.1 million, and Leases $548,000.

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

Liquidity and Capital Resources

  The Company's principal liquidity requirements result from the need for the Company to fund mortgage loans originated or acquired for purposes of sale or investment. In addition, the Company, as a loan servicer, requires funding to make advances of delinquent principal and interest payments and escrow balances, and as basic working capital. SPTL has historically provided the funding for its lending activities through its deposits and FHLB borrowings. During the quarter ended June 30, 1996, the Company had sufficient liquidity to meet its operating needs. In April 1996, the Company completed a secondary stock offering of 2,439,904 shares of its Common Stock. The shares issued were sold for $26.00 per share. The Company received net proceeds from the offering of $59.2 million.
 Also, during the quarter ended June 30, 1996, the Company completed its initial public offering of SPFC common stock. After the offering
ICII owned 58.4% of the issued and outstanding shares of SPFC's common stock, excluding shares issuable upon exercise of options granted or to be granted pursuant to SPFC's stock option plans. The Company received net proceeds from the offering of SPFC stock of $36.4 million.

   SPTL obtained the liquidity necessary to fund the Company's former mortgage banking operations and its own lending activities through deposits and, if necessary through borrowings from the FHLB. At June 30, 1996 and December 31, 1995, SPTL had available lines of credit from the FHLB equal to 35% of its assets, or $517.7 million and $501.4 million, respectively. The highest FHLB advance outstanding during the quarter ending June 30, 1996 was $295.0 million, with an average outstanding balance of $245.0 million. The outstanding balance of FHLB advances was $295.0 million at June 30, 1996. Since December 31, 1991, SPTL has increased its deposits as necessary so that deposits, together with cash, liquid assets and FHLB borrowings have been sufficient to provide the funding for its loans held for sale and investment.

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

  The Company has an ongoing need for capital to finance its lending activities. This need is expected to increase as the volume of the Company's loan and lease originations and acquisitions increases. The Company's primary cash requirements include the funding of (i) loan and lease originations and acquisitions pending their pooling and sale, (ii) points and expenses paid in connection with the acquisition of wholesale loans,
(iii) fees and expenses incurred in connection with its securitization programs, (iv) overcollateralization or reserve account requirements in connection with loans and leases pooled and sold, (v) ongoing administrative and other operating expenses, (vi) interest and principal payments under ICII's $90 million principal amount of Senior Notes due 2004 (the "Notes") and (vii) the costs of the Company's warehouse credit and repurchase facilities with certain financial institutions. The
Company has financed its activities through repurchase facilities, warehouse lines of credit from financial institutions, including SPTL, public offerings of capital stock of ICII and SPFC, the issuance of the Notes and securitizations. The Company believes that such sources will be sufficient to fund the Company's liquidity requirements for the foreseeable future. Any future financing may involve the issuance of additional Common Stock or other securities, including securities convertible into or exercisable for Common Stock.

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

  The Company is dependent upon its ability to access warehouse credit and repurchase facilities, in addition to its ability to continue to pool and sell loans and leases in the secondary market, in order to fund new originations and purchases. The Company has warehouse lines of credit and repurchase facilities under which it had available an aggregate of approximately $702 million in financing at June 30, 1996
(excluding financing available to the Company's wholly owned subsidiary, ICI Funding Corporation ("ICIFC")). (See "Notes to Consolidated Financial Statements Note 1. Organization") Certain of these credit and repurchase facilities will expire in 1996. The Company expects to be able to maintain existing warehouse lines of credit and repurchase facilities (or to obtain replacement or additional financing) as current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms. To the extent that the Company is unable to arrange new warehouse lines of credit and repurchase facilities, the Company may have to curtail its loan origination and purchasing activities, which could have a material adverse effect on the Company's operations and financial position.

 In December 1995, the Company, through a Special Purpose Entity ("SPE") issued pass through certificates (the Bonds) secured by $101 million of franchise mortgage loans to various investors. The debentures consist of three separate classes, Class A, Class B and Class C, with principal balances at December 31, 1995 of approximately $92.6 million, $4.2 million and $4.2 million, respectively. The Class C bonds are subordinate to Class B and both Class B and C are subordinate to Class A. The bonds have a weighted average loan rate of 9.63%, a pass through rate of 8.59%, and an anticipated life of 13 years. The premium associated with the Bonds of $11 million was being amortized as an adjustment to interest expense over the anticipated life of the Bonds. Due to the Company's retained interest in the SPE and the disproportionate payments on the pass through certificates, the Company accounted for this transaction as a financing at December 31, 1995. In the six months ended June 30, 1996, the Company sold its retained interest in the SPE, resulting in the deconsolidation of the SPE and a gain of $3.6 million.

    In October 1995, Imperial Bank extended ICII a $10 million revolving line of credit bearing interest at the prime rate (8.50% at December 31, 1995. During the quarter ended June 30, 1996, the line of credit was increased to $15 million. In April of 1996, the Company repaid its advances under this line with a portion of the proceeds from its secondary stock offering.

  In January 1994, the Company issued $90 million principal amount of Senior Notes (''Senior Notes'') to yield 10.00%, due 2004. In October 1994, the Company repurchased $8,500,000 of the Senior Notes. During the quarter ended June 30, 1996, the Company sold the $8.5 million of Senior Notes. At June 30, 1996, $90.0 million of the Senior Notes were outstanding.

  The Company believes that SPTL, together with liquidity available at ICII and its subsidiaries, will adequately fund the Company's lending activities. Under applicable regulations, dividends and loans from SPTL to ICII and its other subsidiaries are subject to various limitations. The liquidity needs of ICII arise in operating its former mortgage banking operations, not only to meet ICII operating expenses but also for its contractual obligation as a mortgage servicer. As a mortgage servicer, ICII is required to make advances to investors when a borrower is delinquent in meeting its payment obligation. Although these advances are recaptured through a foreclosure proceeding, the uncertainty as to when an advance will be necessary requires ICII to maintain liquidity. Since
December 31, 1992, ICII's liquidity needs have included $51 million to make capital contributions to SPTL. The combination of cash from operations, including servicing sales, the Company's $20 million line of credit and the net proceeds received by the Company from its Senior Note offering allowed the Company to meet its required liquidity needs for 1994 and 1995. These available sources, in addition to the proceeds received from the Company's stock offering in April, 1996 and the Company's offering of SPFC stock in June, 1996, are expected to meet the Company's needs for capital for at least the next 12 months.

PART II OTHER INFORMATION
ITEM 6 EXHIBIT

IMPERIAL CREDIT INDUSTRIES, INC.
STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE
UNAUDITED
(Dollars in thousands except per share information)

                                       Quarter ended      Six months ended
                                       June 30, 1996        June 30, 1996
                                      ---------------      --------------
Primary earnings per share:

Net income                             $      43,041    $         51,657
                                         ===========       ==============
Avg. number of shares outstanding             18,053              17,059

Net effect of dilutive stock options
Based on treasury stock method
using average market price                     1,370               1,469
                                         -----------         ------------
   Total average shares                       19,423              18,528

Primary earnings per share             $       2.22      $         2.79
                                         ===========        =============

Fully diluted earnings per share:

Net income                             $       43,041    $        51,657
                                          ===========       ==============

Avg. number of shares outstanding              18,053             17,059
Net effect of dilutive stock options
 Based on treasury stock method
  using average market price                    1,399              1,529
                                           ------------        ----------
Total average shares                           19,452             18,588

Fully diluted earnings per share:      $         2.21    $          2.78
                                          ===========         ============


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   IMPERIAL CREDIT INDUSTRIES, INC.





Date:     August 16, 1996             By: /s/ Kevin Villani
                                      ---------------------
                                       Kevin Villani
                                       Executive Vice-President and CFO