Form 10-Q/A
period 1996-06-30
IMPERIAL CREDIT INDUSTRIES INC
filed 1996-09-10
CIK 883811

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
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                  June 30,      December 31,
                                                    1996            1995
                                                ------------   --------------
ASSETS
Cash..........................................  $    116,778     $     39,166
Interest bearing deposits.....................        45,881          267,776
Investment in Federal Home
 Loan Bank stock..............................        19,250           22,750
Securities available for sale,
 at market....................................         6,596            5,963
Loans held for sale (Fair value of
 $982,789 and $1,345,509 at
 June 30, 1996 and December 31 1995,
 respectively)................................       982,789        1,341,810
Loans held for investment, net................       750,470          668,771
Capitalized excess servicing fees receivable..        79,354           44,031
Purchased and originated servicing rights.....         8,707           18,428
Retained interest in loan and
 lease securitizations........................        22,552           14,241
Accrued interest on loans.....................        10,742           10,164
Premises and equipment, net...................        12,386           11,369
Other real estate owned, net..................         9,133            7,179
Goodwill......................................        20,802           20,346
Other assets..................................        35,599           38,641
                                                ------------     ------------
     Total assets............................. $   2,121,039   $    2,510,635

                                               =============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits...................................... $     989,224   $    1,092,989
Borrowings from Imperial Bank.................            --            5,000
Borrowings from Federal Home Loan Bank........       295,000          190,000
Other borrowings..............................       414,967          875,815
Bonds.........................................            --          111,995
Senior Notes..................................        88,189           80,472
Minority interest in consolidated
 subsidiaries.................................        40,414            2,905
Other liabilities.............................        82,481           57,357
                                               -------------   --------------
 Total liabilities............................ $   1,910,275   $    2,416,533
                                               -------------   --------------
Shareholders' equity:
Preferred stock, 8,000,000 shares authorized;
       none issued or outstanding.............            --               --
Common stock, no par value. Authorized 40,000
 shares; 18,943 and 14,579 shares issued
 and outstanding at June 30, 1996 and December
 31, 1995, respectively....................... $     142,892   $      51,981
Retained earnings.............................        64,650          38,910
Unrealized gain on securities available
 for sale, net................................         3,222           3,211
                                               -------------   --------------
Total shareholders' equity....................       210,764          94,102
                                               -------------   --------------
Total liabilities and shareholders' equity.... $   2,121,039   $   2,510,635
                                               ==============   =============
Escrow, agency premium funds, and mortgage
  held in trust for various investors
 (segregated in special bank accounts -
 included in deposits)........................  $      8,261    $     35,963
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
                                               ===========  ==========     =========    =========

See accompanying notes to consolidated financial statements

IMPERIAL CREDIT INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

                                                               Unrealized
                                Number of                        gain on           Total
                                 shares      Common  Retained  securities     Shareholders
                               outstanding    stock  earnings  for sale, net     Equity
                               -----------  -------- ---------  ------------   -----------
Balance, December 31, 1995.        14,579   $ 51,981  $  38,910 $    3,211     $    94,102
Exercise of stock options..           466      1,358       --           --           1,358
Stock dividend.............         1,458     25,917    (25,917)        --              --
Issuance of common stock...         2,440     59,229        --          --          59,229
Net change in unrealized
   gain on securities
   available for sale......            --         --        --          11              11
Tax benefit from exercise of
   stock options...........            --      4,407        --          --           4,407
Net income for period
(unaudited)................            --         --     51,657         --          51,657
                               -----------  ---------  ---------- ------------  -----------
Balance June 30, 1996
(unaudited)................        18,943   $142,892  $  64,650 $    3,222    $    210,764
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