Form 10-Q
period 1996-09-30
IMPERIAL CREDIT INDUSTRIES INC
filed 1996-11-15
CIK 883811

 UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

 FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 1996

 Commission File number: 0-19861



                  IMPERIAL CREDIT INDUSTRIES, INC.


   CALIFORNIA                                         95-4054791

 (State or other jurisdiction of           (IRS Employer Identification Number)
   incorporation or organization)



  23550 Hawthorne Boulevard, Building 1, Suite 110, Torrance, California 90505

                             (310) 791-8022


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:


      Class                          Shares Outstanding at November 12, 1996

Common Stock, no par value                            37,905,109

                             IMPERIAL CREDIT INDUSTRIES, INC.

                                         FORM 10-Q
                                     TABLE OF CONTENTS


                                Part 1 - Financial Information

                                                                           Page
Item 1.       Financial Statements:

              Consolidated Balance Sheets -
              September 30, 1996 and December 31, 1995                        1

              Consolidated Statements of Income -
              Three months and nine months Ended September 30, 1996
              and 1995                                                        2

              Consolidated Statements of Cash Flows
              Nine months Ended September 30, 1996 and 1995                   3

              Consolidated Statement of Changes in Shareholders' Equity       4

              Notes to Consolidated Financial Statements                      5

Item 2.       Management's Discussion and Analysis of Financial               7
              Condition and Results of Operations


                                 Part II - Other Information

Items 1-5.    Not Applicable

Item 6.       Exhibit - Statement Regarding Computation of Earnings
               Per Share                                                     26

              Signatures                                                     27


                                           ITEM 1. FINANCIAL STATEMENTS
                                         IMPERIAL CREDIT INDUSTRIES, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                                  (In thousands)

                                                                                   (Unaudited)
                                                                                  September 30, 1996          December 31, 1995
                                                                                  ------------------          -----------------
                                       ASSETS
Cash......................................................................        $        57,938              $     39,166
Interest bearing deposits.................................................                314,192                   267,776
Investment in Federal Home Loan Bank stock................................                 16,900                    22,750
Securities available for sale, at market..................................                  7,937                     5,963
Loans held for sale (Fair value of $816,996 and $1,345,509
   at September 30, 1996 and December 31 1995, respectively)..............                812,257                 1,341,810
Loans held for investment, net............................................                803,205                   668,771
Capitalized excess servicing fees receivable..............................                 30,282                    34,396
Retained interest in loan and lease securitizations.......................                 33,196                    13,036
Interest-only and residual certificates, at market                                         58,854                    10,840
Purchased and originated servicing rights.................................                 14,038                    18,428
Accrued interest on loans.................................................                  8,880                    10,164
Premises and equipment, net...............................................                 12,388                    11,369
Other real estate owned, net..............................................                 11,303                     7,179
Goodwill..................................................................                 20,988                    20,346
Other assets..............................................................                 43,779                    38,641
                                                                                  -----------------          -----------------
   Total assets...........................................................        $     2,246,137           $     2,510,635
                                                                                  =================          =================

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits..................................................................        $     1,052,352                $1,092,989
Borrowings from Imperial Bank.............................................                     --                     5,000
Borrowings from Federal Home Loan Bank....................................                338,000                   190,000
Other borrowings..........................................................                400,045                   875,815
Bonds.....................................................................                     --                   111,995
Senior Notes..............................................................                 88,169                    80,472
Minority interest in consolidated subsidiaries............................                 43,678                     1,452
Other liabilities.........................................................                102,544                    58,810
                                                                                 ------------------          ----------------
Total liabilities.........................................................        $     2,024,788            $    2,416,533

Shareholders' equity:
Preferred stock, 8,000 shares authorized; none issued or
      outstanding.........................................................        $           --            $          --
Common stock, no par value. Authorized 80,000 shares;  37,903 and 14,579 shares issued and outstanding at September 30, 1996
      and December 31, 1995, respectively.................................                142,943                    51,981
Retained earnings.........................................................                 74,082                    38,910
Unrealized gain on securities available for sale, net.....................                  4,324                     3,211
                                                                                ------------------          ----------------
  Total shareholders' equity.............................................                 221,349                    94,102
                                                                                ------------------          ----------------
   Total liabilities and shareholders' equity.............................        $     2,246,137           $     2,510,635
                                                                                 =================          =================

Escrow, agency premium funds, held in trust
   for various investors (segregated in special bank
   accounts - included in deposits)......................................         $         2,044           $        35,963
                                                                                  =================          =================

                            See accompanying notes to consolidated financial statements


                                         IMPERIAL CREDIT INDUSTRIES, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)
                                  (Dollars in thousands except per share amounts)

                                                               Three months ended                    Nine months ended
                                                                  September 30,                          September 30,

                                                                1996              1995              1996             1995
                                                              -------            ------           -------           --------

Revenue:
   Gain on sale of loans.........................        $     28,640        $    14,929           $69,517           29,953
                                                              -------            ------            -------           --------

   Interest on loans............................               51,002             32,437           139,284           81,262
   Interest on investments......................                  442              1,651             2,831            2,635
   Interest on other finance activities.........                3,748                --              6,957              --
                                                               -------            ------           -------           -------
      Total interest income.....................               55,192             34,088           149,072           83,897
   Interest expense.............................               33,029             26,141           100,767           65,115
                                                               ------             ------           -------           -------
      Net interest income.......................               22,163              7,947            48,305           18,782
    Provision for loan losses...................                2,617              1,350             6,142            3,950
                                                               -------            ------           -------           --------

                                                               19,546              6,597            42,163           14,832
                                                               ------              -----            ------           -------

   Loan servicing income........................                  702              3,272             2,264            9,813
   Gain on sale of servicing rights.............                   --                 --             7,808            2,921
   Gain on sale of SPFC stock...................                   --                 --            62,007               --
   Other income.................................                2,285                268             7,770              537
                                                                -----              -----             -----            ------
      Total other income........................                2,987              3,540            79,849           13,271
                                                                -----              -----            ------            ------

       Total revenue............................               51,173             25,066           191,529           58,056
                                                               -------            ------           -------           --------
Expenses:
   Personnel expense............................               13,075             10,321            36,477           24,041
   Amortization of PMSR's and OMSR's............                  196              1,257             1,028            2,637
   Occupancy expense............................                1,038                973             3,308            2,895
   Data processing expense......................                  394                333             1,324            1,121
   Net expenses of other real estate owned......                  867                897             4,853            1,611
   Professional services........................                1,919                825             5,600            1,682
   FDIC insurance premiums (refund).............                  154                (9)               199            1,114
   Telephone and other communications...........                  563                493             2,108            1,807
   Restructuring provision - exit from
     mortgage banking operations................                   --                 --             3,800               --
   General and administrative expense...........                6,718              2,550            14,047            7,203
                                                               -------            ------           -------           --------
       Total expenses...........................               24,924             17,640            72,744           44,111

   Income before income taxes...................               26,249              7,426           118,785           13,945
   Income taxes.................................               13,553              3,115            51,322            5,844
   Minority interest in income of consolidated
     subsidiaries...............................                3,263                --              6,373              --
                                                               -------            ------           -------           -------

   Net income...................................                9,433              4,311            61,090            8,101
                                                               =======            ======           =======            =======

Net income per share:
Primary.........................................                 0.23               0.12              1.60             0.24
                                                                 ====               ====              ====             ====
Fully Diluted:.................................            $     0.23               0.12              1.60             0.23
                                                                 ====               ====              ====             ====

See accompanying notes to consolidated financial statements



                                         IMPERIAL CREDIT INDUSTRIES, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                              (Dollars in thousands)



                                                           Nine months ended        Nine months ended
                                                             September 30,            September 30,
                                                                1996                     1995
                                                               ----------                ----------
Cash flows from operating activities:
   Net income..........................................     $       61,090      $             8,101
   Adjustments to reconcile net income to net cash
       provided by operating activities:
   Provision for loan losses...........................              6,142                    3,950
   Depreciation and amortization.......................              4,373                    4,106
   Restructuring provision............................               3,800                       --
   Interest on other finance activities................             (6,957)                      --
   Gain on sale of servicing rights....................             (7,808)                  (2,921)
   Gain on sale of loans...............................            (69,517)                 (29,953)
   Gain on sale of SPFC stock.........................             (62,007)                      --
   Stock option compensation expense...................                --                       653
   Provision for losses on other real estate owned.....              2,459                    1,105
   Net change in loans held for sale...................            599,070                  (49,113)
   Net change in accrued interest on loans.............              1,284                     (301)
   Net change in other assets..........................            (59,513)                 (47,672)
   Net change in other liabilities.....................             83,275                   12,195
                                                                ----------                ----------
Net cash provided by (used in) operating activities:               555,691                  (99,850)
                                                                ----------                ----------
Cash flows from investing activities:
   Net change in interest bearing deposits.............            (89,936)                  (1,000)
   Purchase of servicing rights........................            (10,389)                  (6,205)
   Proceeds from sale of servicing rights..............             31,032                   11,798
   Proceeds from sale of other real estate owned.......              5,534                    1,594
   Purchase of securities available for sale...........           (219,702)                (220,547)
   Sale of securities available for sale...............            267,098                   12,630
   Net change in loans held for investment.............           (140,320)                 (68,618)
   Purchases of premises and equipment.................             (3,853)                    (842)
                                                                ----------                ----------
Net cash used in investing activities:                            (160,536)                (271,190)
                                                                ----------                ----------
Cash flows from financing activities:
   Net change in deposits..............................            (40,637)                 (27,255)
   Advances from Federal Home Loan Bank................            738,000                  502,000
   Repayments of advances from Federal Home Loan Bank..           (590,000)                (527,000)
   Net change in other borrowings......................           (480,771)                 403,836
   Sale of bonds.......................................           (111,995)                      --
   Proceeds from issuance of ICII common stock.........             59,228                       --
   Proceeds from sale of SPFC common stock.............             36,362                       --
   Proceeds from resale of Senior Notes................              7,615                       --
   Proceeds from exercise of stock options.............              5,815                      385
                                                                ----------                ----------
Net cash (used in) provided by financing activities:              (376,383)                 351,966
                                                                ----------                ----------
Net change in cash.....................................             18,772                  (19,074)
Cash at beginning of year..............................             39,166                   24,904
                                                                ----------                ----------
Cash at end of period..................................       $     57,938         $          5,830
                                                                ==========                ==========
Supplemental disclosure of cash flow information:
   Income taxes paid during the period.................       $     16,253         $          7,429
   Interest paid during the period.....................       $    104,427         $         65,555

                            See accompanying notes to consolidated financial statements

                                  IMPERIAL CREDIT INDUSTRIES, INC.

                   CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                             (in thousands)




                                                                                            Unrealized
                                                                                             gain on
                                          Number of                                         securities         Total
                                            shares         Common         Retained          available      Shareholders'
                                          outstanding        stock           earnings     for sale, net          Equity
                                          -----------     ---------        ----------       ----------      ----------

Balance, December 31, 1995 ............    $ 14,579       $ 51,981          $ 38,910         $  3,211         $ 94,102
Exercise of stock options .............         474          1,408                --               --            1,408
Issuance of common stock...............       2,440         59,229                --               --           59,229
Stock dividend ........................       1,458         25,918           (25,918)              --               --
Stock split ...........................      18,952             --                --               --               --
Tax benefit from exercise
  stock options........................          --          4,407                --               --            4,407
Net change in unrealized gain
 on securities available for sale......          --             --                --            1,113            1,113
Net income for period (unaudited)                --             --            61,090               --           61,090
                                          -----------     ---------        ----------       ----------      ----------
Balance September 30, 1996 (unaudited)    $  37,903       $142,943          $ 74,082         $  4,324         $221,349


                            See accompanying notes to consolidated financial statements


                                    Notes to Consolidated Financial Statements
                                                    (Unaudited)

1.   Organization

     The consolidated financial statements include Imperial Credit Industries, Inc. ("ICII"), its wholly-owned subsidiaries and majority-owned subsidiaries (collectively the "Company"). The wholly-owned subsidiaries include Southern Pacific Thrift & Loan Association ("SPTL"), Imperial Business Credit, Inc. ("IBC") and Imperial Credit Advisors, Inc. ("ICAI"). The majority-owned consolidated subsidiaries include Southern Pacific Funding Corporation ("SPFC"), Franchise Mortgage Acceptance Company, LLC ("FMAC"), and ICI Funding Corporation ("ICIFC"). The minority interests of these majority owned subsidiaries are included as "Minority interest in consolidated subsidiaries" on the Company's consolidated balance sheet. As of September 30, 1996, the Company owned 58.4% of SPFC, with 41.6% owned by other public investors. However, since that time, the Company has sold an additional 7.2% of the outstanding shares of SPFC, reducing its ownership in SPFC to 51.2%. The Company owns 66 2/3% of FMAC, with 33 1/3% of FMAC owned by the President of FMAC. The Company owns 100% of the voting common stock of ICIFC which entitles it to a 1% economic interest. Imperial Credit Mortgage Holdings, Inc. ("ICMH"), an unconsolidated affiliated company, owns all of the ICIFC non-voting preferred stock which entitles it to a 99% economic interest. All material intercompany balances and transactions have been eliminated.

     Imperial Credit Industries, Inc. (the "Company"), incorporated in 1986 in the State of California, is 24.8% owned by Imperial Bank

2.   Basis of Presentation

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

      In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. Prior year's consolidated financial statements have been reclassified to conform to the 1996 presentation

3.    Net Income Per Share Information

      Net income per common share is computed based on the weighted average number of shares outstanding during the periods presented plus common stock equivalents deemed to be dilutive. Common stock equivalents deemed to be dilutive were calculated based on the average price per share during the periods presented for primary net income per share and based on the ending stock price per share, if greater than the average stock price per share, for fully diluted net income per share for the periods presented. The number of shares used in the computations give retroactive effect to stock dividends and stock splits for all periods presented, including the Company's most recent 2-for-1 stock split on October 23, 1996.

      The weighted average number of shares including common stock equivalents for the three months ended September 30, 1996 and 1995 was 40,570,264 and 35,058,544 for fully diluted income per share, respectively. The weighted average number of shares including common stock equivalents for the nine months ended September 30, 1996 and 1995 was 38,293,874 and 35,004,055 for fully diluted net income per share, respectively.

      The weighted average number of shares including common stock equivalents for the three months ended September 30, 1996 and 1995 was 40,382,302 and 34,697,623 for primary income per share, respectively. The weighted average number of shares including common stock equivalents for the nine months ended September 30, 1996 and 1995 was 38,074,558 and 34,137,402 for primary income per share, respectively.


4.   Loans Held for Sale

     Loans held for sale consisted of the following at September 30, 1996 and December 31, 1995:
              (Dollars in thousands)

                                        At September 30, 1996      At December 31, 1995
                                              ---------------      -------------

      Loans secured by real estate:
           Single family 1-4........      $      539,143        $     1,083,038
           Multi-family.............              93,666                171,199
                                              -----------             ----------
                                                 632,809              1,254,237

      Leases........................               3,785                 17,787
      Commercial loans..............             175,663                 69,786
                                              ----------              ---------
                                           $     812,257       $      1,341,810
                                              ==========              ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    General

         The Company is a diversified financial services company offering financial products, principally through its subsidiaries, in the following five sectors: franchise lending, commercial mortgage banking, business lending, consumer lending, and non-conforming residential mortgage banking. The Company's strategy is to concentrate its lending activities in select high margin commercial and consumer markets in which loan and lease products originated or purchased by the Company can be readily sold through securitization or whole loan sales in the secondary market. The Company emphasizes (i) opportunistic expansion into niche segments of the financial services industry, (ii)
conservative underwriting and credit guidelines, (iii) loan and lease originations on a wholesale basis to maintain low overhead, (iv) securitization or sale in the secondary market of substantially all of the Company's loans and leases other than those held by its subsidiary, Southern Pacific Thrift & Loan Association ("SPTL"), for investment and (v) business and financial flexibility to allow withdrawal from or entry into business segments as warranted by market conditions.

      Since 1995, the Company has attempted to diversify its loan and lease products by focusing on the creation and acquisition of additional finance businesses in order to reduce dependency on residential mortgage lending. When acquiring new businesses or targeting expansion opportunities, the Company seeks to retain existing management or recruit experienced management to help make continued growth possible and to reduce the risks associated with market entry. The financial products offered by the Company consist of loans and leases in the following five sectors:

            franchise lending - franchise loans;

            commercial mortgage lending - income property loans;

            business finance lending - equipment leasing, asset-based financing and loan participations;

            consumer loans - sub-prime auto loans, home improvement loans and other consumer credit

            non-conforming  residential mortgage lending - non conforming single family mortgage loans.

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

Franchise Lending

    General

      Franchise Mortgage Acceptance Company, LLC ("FMAC"), a 66 2/3% owned subsidiary, makes long-term, fixed and variable rate loans to established franchisees of major restaurant franchise concepts, which are then securitized into investment grade structures and sold to institutional investors. The Company believes that recent changes in the banking environment have adversely affected the ability of small business operators to find credit, regardless of their track record and ratings. Franchise operations comprise a major portion of overall small business activity in the United States. The standardization imposed by franchisors makes this market sector amenable to securitization. FMAC targets "top tier" franchises whose franchisors exercise significant operating and marketing control. It lends only to established, successful operators of franchise restaurants with proven track records. FMAC makes loans directly to franchisees based on the enterprise value as well as the cash flow of individual restaurants and, where applicable, the value of any associated real estate. FMAC generally lends against existing cash flow. It generally does not rely on projected sales growth to add incremental cash flow to help service debt. Borrowers must demonstrate positive cash flow on an EBITDA (earnings before interest, taxes, depreciation and amortization) basis.

      During the nine months ended September 30, 1996, loans to individual credits ranged from approximately $241,000 to $7.0 million. For the nine months ended September 30, 1996, FMAC originated or acquired $304.8 million of franchise loans. FMAC securitized $167.4 million of franchise loans during the nine months ended September 30, 1996. At September 30, 1996 FMAC had total assets of $71.8 million. FMAC's total revenues and net income for the nine
months  ended   September   30,  1996  were  $14.1  million  and  $6.4  million,
respectively.

    Commercial Mortgage Lending

      The Company engages in commercial lending, which consists of income property lending.

Income Property Lending

      SPTL's Income Property Loan Division ("IPLD") was formed in February 1994 to expand the Company's apartment and commercial property lending business. IPLD seeks to make 70% of its loans secured by apartment buildings and 30% of its loans secured by other commercial properties. Most of IPLD's business is generated through in house loan representatives who market the loans directly to mortgage brokers and borrowers. Virtually all of IPLD's loans are secured by properties in California. The focus of IPLD's lending activity is the small loan market for apartments and commercial loans. IPLD's maximum loan amount is approximately $2.5 million. The Company believes that IPLD employs conservative underwriting criteria, which include a maximum loan to value ratio of 70% and minimum debt coverage ratio of 1.2 to 1 on all loans. Loans secured by income properties entail additional risk as compared to single family residential lending. The payment experience on such loans is generally dependent on the successful operation of the related commercial or multifamily property and thus is subject to a greater extent to adverse conditions in local real estate markets or in the economy generally. For the nine months ended September 30, 1996 and 1995, IPLD funded approximately $182.2 million and $93.9 million in loans, respectively. During the quarter ended September 30, 1996, SPTL completed a securitization of approximately $277.0 million of multi family and commercial mortgage loans. This securitization consisted primarily of loans originated and purchased by the Income Property Lending Division of SPTL.

    Business Finance Lending

      The Company, through CBC, IBC, and the Loan Participation and Investment Group, also engages in business finance lending, which consists of asset-based lending, commercial equipment leasing and loan participations.

    Asset Based Lending

    General

      The Company, through its SPTL division, Coast Business Credit Corporation ("CBC"), conducts an asset based lending business. CBC is a senior secured asset-based lender which lends primarily to qualified companies throughout the nation.

      CBC's principal business is asset-based lending to small to medium-sized businesses with annual revenues ranging from approximately $10 million to $100 million. Generally, such businesses are constrained from obtaining financing from more traditional credit sources such as commercial banks due to inadequate equity capitalization, limited operating history, lack of profitability or financing needs below commercial bank minimum size requirements. CBC has focused its lending activities on high technology businesses engaged in the computer industry.

      At September 30, 1996, CBC's loan portfolio represented lending relationships with approximately 104 customers, with an average total loan per customer of $2.7 million. During 1996, CBC executed an expansion plan which has increased the customer base of CBC outside the State of California. This includes production centers operating in the states of Massachusetts, Minnesota, and Georgia. At September 30, 1996 and December 31, 1995, CBC had outstanding loans totaling $278.9 million and $154.2 million, respectively. CBC had open unused commitments of $236.4 million at September 30, 1996.

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

      In October 1996, the Company acquired from AVCO Financial Services, Inc. ("AFS"), an $85 million lease portfolio and the operations of the Business Equipment Lease Division of AVCO Leasing Services, Inc. ("ALSI"). ALSI, originates and services leases for general office and business equipment. The acquired assets will be consolidated with IBC. The purchase price was approximately $95 million.

      IBC's lease originations totaled $60.9 million for the nine months ended September 30, 1996. IBC securitized $67.7 million of leases during the nine months ended September 30, 1996. At September 30, 1996 IBC had total assets of $14.4 million. IBC's total revenues and net income for the nine months ended September 30, 1996 were $5.0 million and $1.3 million, respectively.

    Loan Participation and Investment Group

         The Company's Loan Participation and Investment Group ("LPIG") is a division of SPTL that purchases for investment nationally syndicated commercial loan participations originated by commercial banks and insurance companies, primarily in the secondary market. The principal types of loans acquired by LPIG are senior secured bank loans consisting of: (i) revolving lines of credit which allow the borrower to borrow and repay proceeds as needed for working capital purposes; (ii) long-term loans with a specific amortization schedule which requires the borrower to repay the borrowed loans over time, usually on a quarterly basis; or (iii) letters of credit which are normally funded as a sublimit under the revolving line of credit commitment. The loans are generally secured by a first priority lien on all of the borrower's personal property including accounts receivable, inventory and furniture, fixtures and equipment, as well as liens on owned real estate. At September 30, 1996, loan participations held by LPIG ranged in size from approximately $900,000 to approximately $10 million, as compared to approximately $2 million to $10 million at December 31, 1995, respectively.

      During the nine months ended September 30, 1996, LPIG has purchased and funded approximately $174.7 million of senior secured loan participation commitments. Loans outstanding under LPIG's participation commitments at September 30, 1996 totaled $129.6 million.

    Consumer Lending

      Through SPTL, the Company also makes consumer finance loans consisting of sub-prime auto finance loans, home improvement loans and other consumer credit:

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

      ALD generated $24.8 and $19 million and in sub-prime auto loans during the nine months and year ended September 30, 1996 and December 31, 1995, respectively. The Company currently generates sub-prime auto loans through three Northern California retail offices and is expanding its activities to Central California and areas outside California.

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

      During the nine months ended September 30, 1996 and year ended December 31, 1995, CCD originated $16.5 million and $14.6 million in loans, respectively.

    Non-Conforming Residential Mortgage Lending

      The Company engages in non-conforming residential mortgage lending through its majority owned subsidiary, SPFC, and through the Bulk Acquisitions Division of SPTL.

    SPFC

      Through SPFC, a 51.2% owned subsidiary, the Company is an originator, purchaser and seller of high yielding, single family non conforming mortgage loans. Substantially all of SPFC's loans are secured by first or second mortgages on owner occupied single family residences. The majority of the originated and purchased loans are made to borrowers who do not qualify for or are unwilling to obtain financing from conventional mortgage sources. SPFC typically packages a portfolio of originated and purchased loans and sells such through securitization.

      SPFC's mortgage loan production increased to $490.2 million for the nine months ended September 30, 1996 from $85.8 million for the nine months ended September 30, 1995. SPFC securitized $421.8 million of sub prime residential mortgage loans for the nine months ended September 30, 1996. At September 30, 1996 SPFC had total assets of $235.1 million. SPFC's total revenues and net income for the nine months ended September 30, 1996 were $14.1 million and $17.8 million, respectively.

    Strategic Divestitures

      During the fourth quarter of 1995, the Company contributed its mortgage conduit operations and SPTL's warehouse lending operations to Imperial Credit Mortgage Holdings, Inc., a newly-formed Maryland corporation ("ICMH"), that subsequently engaged in an initial public offering of its common stock. ICMH operates three businesses, two of which were owned by ICII. ICMH elected to be taxed as a real estate investment trust. At the effective date of ICMH's public offering ("Offering"), ICII contributed to ICI Funding Corporation ("ICIFC") certain of the operating assets and certain customer lists of ICII's mortgage conduit operations including all of ICII's mortgage conduit operations' commitments to purchase mortgage loans subject to rate locks from correspondents, in exchange for 100% of the voting common stock and 100% of the outstanding non-voting preferred stock of ICIFC. Simultaneously, on the effective date of the Offering, in exchange for 500,000 shares of the common stock of ICMH, ICII (1) contributed to ICMH all of the outstanding non-voting preferred stock of ICIFC, which represents 99% of the economic interest in ICIFC, and (2) caused SPTL to contribute to ICMH certain of the operating assets and certain customer lists of SPTL's warehouse lending division, and (3) executed an agreement not to compete and a right of first refusal agreement in each case for a period of two years from the effective date of the Offering. All of the outstanding shares of common stock of ICIFC were retained by ICII. Lastly, ICMH contributed all of the aforementioned operating assets contributed by SPTL's warehouse lending operation to Imperial Warehouse Lending Group ("IWLG") in exchange for shares representing 100% of the common stock of IWLG. At and for the nine months ended September 30, 1996, ICIFC had total assets of $185.5 million, total revenues of $7.7 million, and net income of $726,000.

      The assets and operations of ICIFC are consolidated with ICII. ICMH's 99% economic interest in the earnings of ICIFC are eliminated from the Company's consolidated income statement through "Minority Interest in Income of Consolidated Subsidiaries." As a result, the assets and liabilities of the Company reflected on its consolidated balance sheet at September 30, 1996 included approximately $185.5 million in assets, and $175.7 million in liabilities related to ICIFC. The Company will retain only 1% of the net earnings or loss derived from such assets and liabilities along with the other operations of ICIFC.

      The Company currently intends to reduce its ownership in ICIFC to below 50% by December 31, 1996, resulting in the deconsolidation of the assets and liabilities of ICIFC from the Company's consolidated balance sheet. Such reduction in ownership may occur as a result of the sale or transfer of ICII owned shares of ICIFC stock, or by other possible means.

      In the first nine months of 1996, the Company sold all of its mortgage origination offices related to its former conforming residential mortgage lending business. The Company's wholesale offices in Colorado, Florida, Oregon and Washington were converted to SPFC offices.

      The  Company   recognized  that  maintaining  a  mortgage  loan  servicing infrastructure was not economically viable in the absence of a conforming residential mortgage loan origination business. Thus, during the first nine months of 1996, the Company sold substantially all of its conforming residential mortgage loan servicing rights. Additionally, the Company has subcontracted all remaining servicing generated by its non-conforming residential mortgage banking business since September 1995 to Advanta Mortgage Corp. USA ("Advanta"). The Company has sold or subcontracted most of its servicing related to its former mortgage banking operations to other third party servicers. The Company intends to continue servicing all loans and leases originated by its equipment leasing and Franchise Lending businesses, as well as all loans originated by SPTL.

      Manufactured Housing Community Lending ("MHCB") - During the quarter ended September 30, 1996, the MHCB division of ICII was merged into SPTL, and the origination operations of MHCB were discontinued. MHCB will operate as a division of SPTL only to satisfy its remaining commitments. The Company believes that MHCB will cease all of its operations permanently during the fourth quarter of 1996.

    Business Strategies

      Since September 30, 1996, the Company has completed the sale of an additional one million shares, or 7.3% of SPFC, reducing its ownership to 51.2% of SPFC. The registration statement filed with the Securities and Exchange Commission grants the underwriters of the sale the option to issue up to an additional 150,000 shares of SPFC stock for sale. If so exercised, the Company's ownership in SPFC would decline to 50.1%.

      The Company currently intends to reduce its ownership in SPFC to below 50% by December 31, 1996, resulting in the deconsolidation of the assets and liabilities of SPFC from the Company's consolidated balance sheet. Such reduction in ownership may occur as a result of the issuance of additional shares of SPFC stock under SPFC's stock option plan, by the sale or transfer of additional ICII owned shares of SPFC stock, or by other possible means.

      In October 1996, as a part of the Company's strategy of expanding into new business opportunities, the Company invested approximately $9 million, primarily in the form of a subordinated loan to Dabney/Resnick, Inc. ("DRI"). In conjunction with the loan, the Company received warrants which are convertible into a 49% ownership interest in Dabney/Resnick/Imperial, LLC ("DRIL"). DRI, headquartered in Beverly Hills, California, with offices in Chicago, Illinois, Dallas, Texas, and Sun Valley, Idaho, offers full service investment banking, brokerage and asset management services.

      In October 1996, the Company acquired from AVCO Financial Services, Inc. ("AFS"), an $85 million lease portfolio and the operations of the Business Equipment Lease Division of AVCO Leasing Services, Inc. ("ALSI"). ALSI, originates and services leases for general office and business equipment. The acquired assets will be consolidated with IBC. The purchase price was approximately $95 million.

    Securitization Transactions

      During the nine months ended September 30, 1996, the Company had completed five loan and lease securitizations totaling $933.9 million. Sub prime residential mortgage loans securitized totaled $421.8 million, multifamily and commercial mortgage loans totaled $277.0 million, franchise mortgage loans totaled $167.4 million, and leases totaled $67.7 million. Of the principal amount securitized during 1995, $505.0 million was securitized in the first nine months. The Company has retained interests in loan and lease securitizations, representing the excess of the total amount of loans sold in the securitization over the amounts represented by interests in the security sold to investors. The retained interests in the loan and lease securitizations were $33.2 million and $13.0 million at September 30, 1996 and December 31, 1995, respectively.

      The Company is subject to certain recourse provisions in connection with these securitizations. At September 30, 1996 and December 31, 1995, the Company had discounted recourse allowances of $15.8 million and $8.7 million, respectively, related to these recourse provisions which are netted against capitalized servicing fees receivable and interest-only and residual certificates.

      As a fundamental part of its business and financing strategy, the Company sells the majority of its loans through loan securitization transactions. A significant portion of the Company's revenue is recognized as gain on sale of loans, which represents the present value of the difference between the interest rate charged by the Company to a borrower and the interest rate received by the investors who purchased securities collateralized by the loans sold into the securitization vehicle.

      The Company has created capitalized excess servicing fees receivable and interest-only and residual certificates as a result of the sale of loans and to a lesser extent leases into various trust securitization vehicles. These various trust vehicles, primarily consisting of real estate mortgage investment conduits, are majority owned by an independent third party who has made a substantial capital investment and has substantial risks and rewards of ownership of the assets of the trust; therefore, these trust vehicles are not consolidated with the Company. Capitalized excess servicing fees receivable and interest-only and residual certificates on the sale of loans and leases are determined by computing the present value of the excess of the weighted average coupon on the loans and leases sold (ranging from 9.0% to 13.3%) over the sum of: (1) the coupon in the pass through certificates (ranging from 5.6% to 7.4%),
(2) a base servicing fee paid to the loan or lease servicer (ranging from 0.40% to 0.50%), (3) expected losses to be incurred on the portfolio of loans or leases sold (ranging from 0.25% to 0.50% over the life of the loan), and considering (4) prepayment assumptions.

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

         A significant portion of the Company's reported income and all of the related capitalized servicing fees receivable and interest-only and residual certificates included in the Company's consolidated financial statements represent the recognition of the present value of the excess servicing spread, which is based on certain estimates made by management at the time loans are sold. The rate of prepayment of loans and expected losses may be affected by a variety of economic and other factors, including the prevailing interest rate and the availability of alternative financing. The effect of those factors on loan prepayment rates may vary depending on the particular type of loan. Estimates of prepayment rate and losses are made based on management's expectations of future prepayment rates and losses, which are based, in part, on the historical rate of prepayment and previous loss experience of the Company's loans, and other considerations. There can be no assurance of the accuracy of management's initial prepayment or loss estimates. If actual prepayments and losses with respect to sold loans, occur more quickly than was projected at the time such loans were sold, the carrying value of the capitalized servicing fees receivable may have to be written down through a charge to earnings in the period of adjustment. If actual prepayments and losses, with respect to sold loans occur more slowly than estimated, the carrying value of capitalized servicing fees receivable on the Company's consolidated balance sheet would not increase, although total income would exceed previously estimated amounts. Interest-only and residual certificates in loan securitizations retained by the Company's subsidiary Southern Pacific Funding Corporation, are held as trading securities and are adjusted to their respective market values quarterly with corresponding charges and credits made to income in the adjustment period.

    Servicing Rights

      When the Company purchases servicing rights from others, or loans which include the associated servicing rights, the price paid for the servicing rights, net of amortization based on assumed prepayment rates, is included on the consolidated balance sheet as "Purchased and Originated Servicing Rights."

      During the nine months ended September 30, 1996, the Company sold substantially all of its conforming residential mortgage servicing with related capitalized Purchased and Originated Servicing Rights. As a result of this sale, of the $14.0 million of Purchased and Originated Servicing Rights outstanding at September 30, 1996, $5.8 million are held at SPTL and $700,000 are held at ICAI, with the remaining $7.5 million held at ICIFC in connection with its ongoing mortgage banking operations. (See "Notes to Consolidated Financial Statements -Note 1. -Organization.")

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

     In connection with its diversification strategy, the Company believes that lower cost financing is available through credit lines, repurchase facilities, whole loan sales and securitization programs established by SPFC, IBC and FMAC. Therefore, ICII expects that it will no longer maintain its warehouse lines of credit beyond December 31, 1996. With respect to all of its other lending activities, the Company continues to rely on FDIC insured deposits generated by SPTL, but it also utilizes third party warehouse lines of credit and securitizations. At September 30, 1996, SPTL had total deposits of approximately $1.1 billion (excluding deposits of ICII maintained with SPTL).

     ICII and its subsidiaries have various revolving warehouse lines of credit available at September 30, 1996, as follows:

                                            Weighted
                                            average
                                            interest
                                            rate           Commitment         Outstanding                 Index
                                            --------       --------           ----------              ------------
                                                                  (Dollars in thousands)

PaineWebber (ICII)................           6.18%         $   200,000           $ 13,774    Libor+65bp - 100bp
Banco Santander (FMAC)............           7.78%              50,000             26,141    Libor+225bp
Stanley Mortgage Capital (SPFC)...             --              150,000               --      FedFunds+65bp - 85bp
Greenwich (FMAC)..................           7.23%              33,086             33,086    Libor+175bp
Lehman Brothers (SPFC)............           6.28%             200,000            141,078    Libor+30bp
Imperial Warehouse
   Lending Group (ICIFC)..........           8.25%             600,000            171,504    Bank of America Prime
Warehouse Lending
   Corporation of America (ICII)..           7.94%              20,000             14,462    Libor+250bp
                                                             -----------         ---------
                                                             $1,253,086          $400,045


      Results of Operations

    Quarter Ended September 30, 1996 Compared to Quarter Ended September 30,1995

      Revenues for the quarter ended September 30, 1996 increased 104% to $51.2 million as compared to $25.1 million for the same period of the previous year. Expenses for the quarter ended September 30, 1996 increased 41% to $24.9 million as compared to $17.6 million for the same period of the previous year. Net income for the quarter ended September 30, 1996 increased to $9.4 million as compared to $4.3 million for the same period of the previous year. Fully diluted net income per share for the quarter ended September 30, 1996 was $0.23, as compared to $0.12 for the same period of the previous year. Net income increased primarily due to the increased revenues from gain on sale of loans and net interest income, partially offset by increases in total expenses. Net income per share increased at a lower rate than net income due an increase in outstanding shares used for net income per share calculations as a result of the Company's common stock offering, and as a result of the increased dilutive effect of outstanding shares under the Company's stock option plans. (See Liquidity and Capital Resources, below.) The Company had 40.6 million shares of fully diluted common stock and common stock equivalents outstanding during the quarter ended September 30, 1996 as compared to 35.1 million shares of common stock and common stock equivalents outstanding during the same period of the previous year.

      The number of shares used in the computations of net income per share give retroactive effect to stock dividends and stock splits for all periods presented, including the Company's most recent 2-for-1 stock split on October 23, 1996.

      Net income and net income per share from core operations (defined as net income less the net gain from the sale of SPFC stock, and less the net gain or loss on sales of servicing rights) and excluding the net expense of the restructuring provision for the quarter ended September 30, 1996 increased 120% and 90% to $9.5 million and $0.23 per share from $4.3 million and $0.12 per share in the same period of the previous year, respectively.

      Gain on sale of loans increased 92% to $28.6 million for the quarter ended September 30, 1996 as compared to $14.9 million for the same period of the previous year. Gain on sale of loans consists primarily of gains recorded upon the sale of loans, net of associated expenses, and to a lesser extent, fees received on the origination of loans, and fees received for commitments to fund loans. The increase was primarily the result of substantially increased volume and profitability on the sale of various servicing retained variable and fixed rate loan products through securitizations. Gain on sale of loans includes $17.0 million in gains recorded as a result of the securitization of $189.5 million of the Company's sub prime residential mortgage loans at SPFC, $11.2 million in gains resulting from the sale of $277.0 million of commercial and multi-family loans at SPTL, less a $900,000 loss recorded as a result of the sale of loans held by the Company's former mortgage banking operations in connection with the planned exit from this business. Upon completion of an analysis of the carrying values of the Company's excess servicing assets during the third quarter, the Company wrote down the balance of excess servicing assets by $2.5 million. Also included in gain on sale of loans was $1.3 million in gains from the sale of loans at the Company's consolidated subsidiary, ICIFC. (See "Notes to Consolidated Financial Statements -Note 1. - Organization.")

      As a part of the SPTL securitization of $277.0 million of multi-family and commercial mortgage loans, the Company retained subordinate bonds of approximately $22 million and delivered the bonds into a total rate of return swap with JP Morgan. The provisions of the swap entitle the Company to receive the total return on the subordinate bonds delivered in exchange for a floating payment of Libor plus a spread of 1.95%. The swap is an off balance sheet instrument.

      Net interest income, which consists of interest and fees net of interest charges, and net interest margin at Southern Pacific Thrift & Loan Association for the quarter ended September 30,1996 increased 179% and 87% to $22.2 million and 4.15% compared to $7.9 million and 2.22% for the same period of the previous year, respectively. The increase in net interest income and net interest margin was due primarily to two factors. The increase in net interest income can be directly attributed to the acquisitions completed throughout the last half of 1995, and the resultant change in the composition of loans held for sale and investment from primarily conforming single family residential mortgage loans to a more diversified mix of higher yielding loan products from the Company's four primary businesses. The product mix of the Company's interest earning assets now includes a much larger percentage of higher-yielding loan and lease products as compared to the previous year. Interest income also increased as a result of the Company's loan and lease securitizations, which contributed interest income of $3.7 million from the accretion of discounts on the Company's capitalized excess servicing fees receivable. In anticipation of potential writedowns of the Company's excess servicing fees, the Company began to slow the rate of accretion of the discounts related to excess servicing assets in the second quarter of 1996. Upon completion an analysis of the carrying values of the Company's excess servicing assets during the third quarter, the Company accreted into interest income those discounts which had been deferred, and simultaneously wrote down the balance of excess servicing fees receivable. The net result of these events was to increase interest income by approximately $2.5 million, with an offsetting writedown of excess servicing assets through gain on sale of loans. The increase in interest income due to the factors described above was partially offset by an increase in the average costs of borrowings from all sources, including warehouse lines of credit, borrowings from the FHLB, and customer deposits.

      Loan servicing income for the quarter ended September 30, 1996 decreased 79% to $702,000 as compared to $3.3 million for the same period in the previous year. The decrease in loan servicing income was primarily due to a decreased average balance of residential mortgage loans serviced for others, primarily as a result of the Company's sale or transfer of substantially all of its conforming residential mortgage loan servicing rights in connection with the Company's exit from the conforming mortgage banking business. Additionally, loan servicing income was negatively affected by increased direct servicing costs related to the loan foreclosure and property liquidation process of the remaining conforming residential mortgage loan portfolio. As a result of the Company's strategic divestitures, the Company does not expect loan servicing income to be a strong contributor to total revenues in the near future. This reduced contribution to revenues is anticipated to be offset by increases in other finance activity revenues, as well as from a reduction in servicing related expenses.

      In addition to the above referenced servicing portfolio, the Company also services a variety of other loan products at its other business operations that make positive contributions to total revenue. At September 30, 1996, FMAC serviced franchise loans for others totaling $527.2 million, and SPTL serv iced multifamily or commercial loans for others of $328.6 million. SPFC acts as master servicer for $497.8 million of sub prime residential loans serviced for others. As a result of the sub servicing fee arrangement with SPFC's sub servicer; however, significant servicing revenues are not realized from this operation. ICIFC also acts as master servicer for $1.2 billion of non
conforming  residential mortgage loans.   (See   "Notes   to   Consolidated
Financial   Statements   -Note   1. Organization.").

      Other income for the quarter ended September 30, 1996 increased to $2.3 million as compared to $268,000 for the same period of the previous year. This increase was primarily due to $986,000 of fee income generated from the Company's advisory contract of with ICMH and dividend payments of $193,000 received by the Company on its investment in ICMH. Additionally, impacting other income was the resolution and recovery of $1.4 million of certain outstanding reconciling items at SPTL.

      Personnel expenses increased 27% to $13.1 million for the quarter ended September 30, 1996 as compared to $10.3 million for the same period of the previous year. This increase was primarily the result of personnel expenses related to the Company's acquisition and expansion activities throughout the second half of 1995, partially offset by reductions in personnel expense at the Company's former mortgage banking operations.

      Amortization of PMSR's and OMSR's decreased 84% to $196,000 for the quarter ended September 30, 1996 as compared to $1.3 million for the same period of the previous year. The decrease was the result of a decreased outstanding balance of PMSR's and OMSR's as a result of the Company's sale of conforming residential mortgage loan servicing rights generated by its former mortgage banking operations. As a result of this sale, of the $14.0 million of PMSR's and OMSR's outstanding at September 30, 1996, $5.8 million are held at SPTL, $700,000 are held at ICAI, with the remaining $7.5 million held at ICIFC in connection with it's continuing mortgage banking operations. (See "Notes to Consolidated Financial Statements-Note 1. -Organization.")

      Occupancy expense remained relatively unchanged at $1.0 million for the quarter ended September 30, 1996 as compared to $973,000 for the same period of the previous year. Occupancy expense remained relatively unchanged despite the Company's shift in business focus and related expansion activities due to the reduction of occupancy costs from the Company's former mortgage banking operations. The Company expanded its lease obligations in the current year as a result of the Company's acquisition of Coast Business Credit, First Concord Leasing, and Franchise Mortgage Acceptance Company LLC in the second half of 1995.

      Net expenses of OREO decreased 3% to $867,000 for the quarter ended September 30, 1996 as compared to $897,000 for the same period of the previous year. The decrease in net expense of OREO was primarily the result of a reduction on the average loss on the sale of properties foreclosed on by the Company's former mortgage banking operations.

      All other general and administrative expenses, including data processing, professional services, and telephone and other communications expense increased 132% to $9.7 million for the quarter ended September 30, 1996 as compared to $4.2 million for the same period of the previous year. The increase in general and administrative expenses was due primarily to the Company's acquisition of CBC, FCAC, and FMAC, as well as to the start up of ICAI late in 1995.

    Asset Quality

      As a result of the continuing change in the composition of the Company's investment loan portfolio, earnings were reduced by an increase in the provision for loan losses. The provision for loan losses increased 94% to $2.6 million for the quarter ended September 30, 1996, as compared to $1.4 million for the same period of the previous year. The increase in the provision was primarily the result of an increase in nonaccrual loans, an increase in the amount of net charge-offs, and the continuing change in the composition of the investment loan portfolio to higher-yielding loan products. Total nonaccrual loans increased 50% to $46.6 million at September 30, 1996, as compared to $31.0 million at December 31, 1995. Total nonaccrual loans as a percentage of loans held for investment were 5.56% and 4.50% at September 30, 1996 and December 31, 1995, respectively.

      Net charge-offs for the quarter and nine months ended September 30, 1996 were $2.2 million and $5.4 million, as compared to $772,000 and $2.1 million for the same period of the previous year. Net charge-offs for the quarter and nine months ended September 30, 1996 by product type were as follows: Multifamily loans $50,000 and $1.0 million, Consumer loans $165,000 and $599,000, Conforming Residential Mortgage loans $822,000 and $2.0 million, Commercial loans $183,000 and $432,000, Leases $942,000 and $1.5 million, respectively.

     Loans held for investment  consisted of the following at September 30, 1996 and December 31, 1995:
                                                                      (Dollars in thousands)

                                                            September 30, 1996             December 31, 1995
                                                                 ------------                 -------------
        Loans secured by real estate:
        Single Family 1-4...................                   $        59,204                $        228,721
        Multi Family........................                           234,608                           7,028
        Commercial..........................                            25,698                         133,189
                                                                  --------------                --------------
                                                                       319,510                         368,938
        Leases..............................                               120                           7,297
        Installment loans...................                            28,094                           1,900
        Commercial..........................                           481,819                         311,122
                                                                   -------------                 -------------
                                                                       829,543                         689,257
        Unearned income.....................                           (6,138)                         (5,217)
        Deferred loan fees..................                           (5,739)                         (1,540)
                                                                    ------------                 -------------
                                                                      817,666                         682,500
        Allowance for loan losses...........                          (14,461)                        (13,729)
                                                                    ------------                 -------------
                                                              $        803,205                 $       668,771

     The Company's loans held for investment are primarily comprised of first and second lien mortgages secured by residential and income producing real property in California, leases secured by equipment, asset based loans to middle market companies mainly in California, and loans to experienced franchisees of nationally recognized restaurant concepts. As a result, the loan portfolio has a high concentration in the same geographic region. Although the Company has a diversified portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economy of California.


     Activity in the allowance for loan losses was as follows:
                              (Dollars in thousands)

                                                      Nine months ended         Year ended
                                                      September 30, 1996      December 31, 1995
                                                       -----------------       ----------------
Balance, beginning of year......................        $      13,729        $         7,054
Provision for losses charged to expense.........                6,142                  5,450
Business acquisitions and bulk loan purchases...                   --                  4,320

Loans charged off...............................               (5,523)                (3,106)
Recoveries on loans previously charged off......                  113                     11
                                                           ------------             ----------
Net charge offs.................................               (5,410)                (3,095)

Balance, end of period..........................     $         14,461         $       13,729
                                                            ===========              =========

     As of September 30, 1996 and December 31, 1995 non-accrual loans totaled $46.6 million and $31.0 million, respectively.

         The following table sets forth the amount of NPA's attributable to the Company's former mortgage banking operations and to all of its other lending activities.

                                             At September 30,           At December 31,
                                                1996                        1995

                                                        Former                    Former
                                         All Other     Mortgage     All Other    Mortgage
                                          Lending      Banking      Lending      Banking
                                         Activities   Operations    Activities   Operations
                                         -----------  ----------    ----------   ------------
(Dollar amounts in thousands)
 Nonaccrual loans:
     One to four family.............        27,005        11,842         2,652       20,990
     Commercial property............         2,684            --         1,824          --
     Multifamily property...........         5,054            --         5,522          --
                                         -----------  ----------    ----------   ------------
Total nonaccrual loans..............        34,743        11,842         9,998       20,990

Other real estate owned:
     One to four family.............         5,383         3,797         1,937        4,173
     Commercial property............         1,076           --            211          --
      Multifamily property..........         1,047           --            858          --
                                         -----------  ----------    ----------   ------------
Total other real estate owned.......         7,506         3,797         3,006        4,173

Loans with modified terms:
     One to four family.............         1,314           --            870          --
     Commercial property............           --            --             --          --
     Multifamily property...........           --            --             --          --
                                         -----------  ----------    ----------   ------------
Total loans with modified terms.....         1,314           --            870          --

Total non performing assets.........    $   43,563      $ 15,639      $ 13,874     $ 25,163
                                         -----------  ----------    ----------   ------------
Total loans and OREO................    $1,584,403      $ 68,700    $1,168,783     $869,463

Total NPA's as a percentage of
   loans and OREO...................          2.75%        22.76%        1.19%     2.89%

     The provision for loan losses was $2.6 million and $6.1 million for the quarter and nine months ended September 30, 1996, increases of 94% and 55% from $1.4 million and $4.0 million and for the same periods of the previous year, respectively. The increase in the provision in both periods was primarily the result of the increase in nonaccrual loans and the increase in the amount of net charge-offs. The ratio of the allowance for loan losses to total loans held for investment was 1.74%, a decrease from the 1.99% at December 31, 1995. The ratio of the allowance for loan losses to nonaccrual loans decreased to 31.0% at September 30, 1996 from 44.3% at December 31, 1995. Although nonaccrual loans have increased since December 31, 1995, with a corresponding decrease in allowance coverage, the Company evaluates expected losses on these nonaccrual loans on a loan-by-loan basis and has determined that the allowance is adequate to cover both expected losses on nonaccrual loans and inherent losses in the remainder of the Company's loans held for investment portfolio. The Company believes that the allowance for loan losses is adequate.

      The percentage of the allowance for loan losses to nonaccrual loans will not remain constant due to the nature of the Company's portfolio of loans. The collateral for each nonperforming mortgage loan is analyzed by the Company to determine potential loss exposure, and in conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan losses. On an ongoing basis, management monitors the loan portfolio and evaluates the adequacy of the allowance for loan losses. In determining the adequacy of the allowance for loan losses, management considers such factors as historical loan loss experience, underlying  collateral values,
evaluations  made  by  bank  regulatory  authorities,   assessment  of  economic
conditions and other appropriate data to identify the risks in the loan portfolio. Loans deemed by management to be uncollectible are charged to the allowance for loan losses. Recoveries on loans previously charged off are credited to the allowance. Provisions for loan losses are charged to expense and credited to the allowance in amounts deemed appropriate by management based upon its evaluation of the known and inherent risks in the loan portfolio. Future additions to the allowance for loan losses may be necessary.

    Nine months Ended September 30, 1996 Compared to Nine months Ended September 30, 1995

      Revenues for the nine months ended September 30, 1996 increased 230% to $191.5 million as compared to $58.1 million for the same period of the previous year. Expenses for the nine months ended September 30, 1996 increased 65% to $72.7 million as compared to $44.1 million for the same period of the previous year. Net income for the nine months ended September 30, 1996 increased 654% to $61.1 million as compared to $8.1 million for the same period of the previous year. Net income increased primarily due to increased revenues from gain on sale of loans, net interest income, and gain on sale of SPFC stock, partially offset by increased total expenses. Fully diluted net income per share for the nine months ended September 30, 1996 increased 596% to $1.60, as compared to $0.23 for the same period of the previous year. The Company had 38.3 million shares of fully diluted common stock and common stock equivalents outstanding during the nine months ended September 30, 1996 as compared to 35.0 million shares outstanding during the same period of the previous year.

      The number of shares used in the computations of net income per share give retroactive effect to stock dividends and stock splits for all periods presented, including the Company's most recent 2-for-1 stock split on October 23, 1996.

      Net income and net income per share from "core" operations for the nine months ended September 30, 1996 increased 368% and 333% to $30.0 million or $0.78 per share from $6.4 million or $0.18 per share in the same period of the previous year, respectively.

      Gain on sale of loans increased 132% to $69.5 million for the nine months ended September 30, 1996 as compared to $30.0 million for the same period of the previous year. Gain on sale of loans consists primarily of gains recorded upon the sale of loans, net of associated expenses, and to a lesser extent, fees received on the origination of loans, and fees received for commitments to fund loans. The increase was primarily the result of substantially increased volume and profitability on the sale of various servicing retained variable and fixed rate loan products. Gain on sale of loans includes; $37.8 million in gains recorded as a result of the securitization of $421.8 million of the Company's sub prime residential mortgage loans at SPFC, $3.6 million in gains resulting from the sale of the Company's retained interest in the securitization of $105.2 million of franchise mortgage loans at FMAC which was accounted for as a financing at December 31, 1995, $4.6 million in gains recorded as a result of the securitization of $167.4 million of franchise loans in the second quarter of 1996, $11.2 million in gains recorded resulting from the sale of $277.0 million of multi-family and commercial mortgage loans at SPTL, and $1.5 million in gains recorded as a result of the sale of loans held by the Company's former mortgage banking operations. Upon completion of an analysis of the carrying values of the Company's excess servicing assets during the third quarter, the Company wrote down the balance of excess servicing assets by $2.5 million. Also included in gain on sale of loans were $5.9 million in gains from the sale of loans at the Company's consolidated subsidiary, ICIFC. (See "Notes to Consolidated Financial Statements - Note 1. Organization.")

      Net interest income, which consists of interest and fees net of interest charges, and net interest margin at SPTL for the nine months ended September 30,1996 increased 157% and 87% to $48.3 million and 4.03% compared to $18.8 million and 2.16% for the same period in the previous year. The increase in net interest income and net interest margin was due primarily to two factors. The increase in net interest income can be directly attributed to the acquisitions completed throughout the last half of 1995, and the resultant change in the composition of loans held for sale and investment from primarily conforming single family residential mortgage loans to a more diversified mix of loan products from the Company's four primary businesses. The product mix of the Company's interest earning assets now includes a much larger percentage of higher-yielding loan and lease products as compared to the previous year. Interest income also increased as a result of the Company's loan and lease securitizations, which contributed interest income of $7.0 million from the accretion of discounts on the Company's capitalized excess servicing fees receivable. In anticipation of potential writedowns of the Company's excess servicing fees, the Company began to slow the rate of accretion of the discounts related to excess servicing assets in the second quarter of 1996. Upon completion of an analysis of the carrying values of the Company's excess servicing assets during the third quarter, the Company accreted into interest income those discounts which had been deferred, and simultaneously wrote down the balance of its excess servicing assets. The net result of these events was to increase interest income by approximately $2.5 million, with an offsetting writedown of excess servicing assets through gain on sale of loans. The increase in interest income due to the factors described above was partially offset by an increase in the average costs of borrowing from all sources, including warehouse lines of credit, borrowings from the FHLB, and customer deposits.

      Loan servicing income for the nine months ended September 30, 1996 decreased 77% to $2.3 million as compared to $9.8 million for the same period in the previous year. The decrease in loan servicing income was primarily due to a decreased average balance of conforming residential mortgage loans serviced for others, primarily as a result of the Company's sale or transfer of substantially all of its conforming residential mortgage servicing rights in connection with the Company's exit from the mortgage banking business. Additionally, loan servicing income continues to be negatively affected by increased direct servicing costs related to the loan foreclosure and property liquidation process.

      During the nine months ended September 30, 1996 and 1995, the Company sold mortgage loan servicing rights relating to $3.2 billion and $350.6 million principal amount of loans, resulting in pre-tax gains of $7.7 million and $2.9 million, respectively. Gain on the sale of servicing rights consists of the cash proceeds received on the "bulk" sale of servicing rights, net of the related capitalized purchased or originated servicing rights. The decline in profitability on the sale of the conforming residential mortgage servicing rights was due a lower average purchase price and due to the increased amounts of capitalized servicing rights on the portfolio sold in the nine months ended September 30, 1996 as compared to the same period of the previous year as a result of the Company's adoption of SFAS 122 in the first quarter of 1995. The decision to sell servicing rights was based upon the Company's exit plan from its former mortgage banking operations.

      During the nine months ended September 30, 1996, the Company sold approximately 42% of its common stock in SPFC through an initial public offering of 5.0 million shares of SPFC common stock. The Company sold 2.3 million shares, with SPFC selling 3.5 million primary shares. As a result of the sale, the Company recorded a pre tax gain of $62.0 million. Since the Company continues to own a majority ownership interest in SPFC, the Company will continue to consolidate SPFC's operations with its other majority owned or wholly owned subsidiaries. However, as a result of the Company's requirement to record income tax expense on its ownership interest in SPFC's after tax income, the Company will only retain approximately 34% of SPFC's net income or loss, so long as the Company maintains a 58% ownership interest in SPFC.

      Other income for the nine months ended September 30, 1996 increased to $7.8 million as compared to $537,000 for the same period of the previous year. This increase was primarily due to fee income generated from the Company's advisory contract with ICMH and dividend payments received by the Company on its investment in ICMH. Additionally, impacting other income was the resolution and recovery of $2.5 million of certain outstanding reconciling items at SPTL.

      Personnel expenses increased 52% to $36.5 million for the nine months ended September 30, 1996 as compared to $24.0 million for the same period of the previous year. This increase was primarily the result of personnel expenses related to the Company's acquisition and expansion activities throughout the second half of 1995, partially offset by reductions in personnel expense at the Company's former mortgage banking operations.

      Amortization of PMSR's and OMSR's decreased 61% to $1.0 million for the nine months ended September 30, 1996 as compared to $2.6 million for the same period of the previous year. The decrease was the result of a decreased outstanding balance of PMSR's and OMSR's as a result of the Company's sale of servicing rights on conforming residential mortgage loans generated by the former mortgage banking operations.

      Occupancy expense increased 14% to $3.3 million for the nine months ended September 30, 1996 as compared to $2.9 million for the same period of the previous year. The increase primarily reflects an increase in lease expenses as a result of the Company's acquisition of Coast Business Credit, First Concord Leasing, and Franchise Mortgage Acceptance Company in the second half of 1995.

      Net expenses of OREO increased 201% to $4.9 million for the nine months ended September 30, 1996 as compared to $1.6 million for the same period of the previous year. The increase in net expense of OREO was primarily the result of the dramatic increase in the volume of properties foreclosed on by the Company's former mortgage banking operations.

      FDIC insurance premiums decreased 82% to $200,000 for the nine months ended September 30, 1996 as compared to $1.1 million for the same period of the previous year. FDIC insurance premiums decreased primarily as a result of a decrease in the rate of the insurance premium charged to SPTL for FDIC deposit insurance.

      Restructuring charges were $3.8 million for the nine months ended September 30, 1996 as compared to no charge for the same period of the previous year. The charge represents those costs incurred in connection with the Company's exit from the conforming mortgage banking business in accordance with the provisions of Emerging Issues Task Force ("EITF") Abstract No. 94-3, "Accounting for Restructuring Charges." During the first quarter of 1996, the Company committed itself to, and began the execution of, an exit plan that specifically identified the necessary actions to be taken to complete the exit from the origination, sale and servicing of conforming residential mortgage loans. During the nine months ended September 30, 1996, the Company incurred charges against the allowance of approximately $2.3 million. The Company believes that significant changes to the exit plan are not likely, and that the exit plan should be completed by December, 1996. The Company has included in the restructuring charge those costs resulting from the exit plan that are not associated with, nor would have benefit for the continuing operations of the Company.

      All other general and administrative expenses, including data processing, professional services, and telephone and other communications expense increased 97% to $23.3 million for the nine months ended September 30, 1996 as compared to $11.8 million for the same period of the previous year. The increase in general and administrative expenses was due primarily to the Company's acquisition of CBCC, FCAC, and FMAC, as well as to the start up of ICAI in 1995.

      As a result of the change in the composition of the Company's investment loan portfolio, earnings were reduced by an increase in the provision for loan losses. The provision for loan losses increased 55% to $6.1 million for the nine months ended September 30, 1996, as compared to $4.0 million for the same period of the previous year.

    Inflation

      The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Inflation affects the Company primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for loans and a borrower's ability to qualify for mortgage financing in a purchase transaction may be adversely affected. During periods of decreasing interest rates borrowers are more likely to refinance their existing loans which may negatively impact the Company's investments in capitalized excess servicing assets.

    Regulatory Matters:

      On September 30, 1996 the Omnibus spending bill was signed into law. This bill includes a comprehensive legislative package on BIF-SAIF. The package includes the following provisions which impact the Company 1) a FICO premium assessment on BIF-insured deposits as one-fifth the premium rate (approximately
1.3 basis points) imposed on SAIF-insured deposits for the three year period beginning in 1997. In the year 2000, the bill required BIF-insured institutions to share in the payment of the FICO obligations on a pro-rata basis with all thrift institutions, with annual assessments expected to equal approximately 2.4 basis points until the year 2017, and to be completely phased out by 2019; 2) a merger of the BIF and SAIF on January 1, 1999, if no thrift institutions exist on that date; 3) the FDIC is prohibited from setting insurance premiums above the amount which would result in the deposit insurance fund exceeding its designated reserve ratio - currently 1.25% and 4) the FDIC was given the authority to refund assessments paid to it in excess of amounts due.

      On September 30, 1996 SPTL entered into an agreement [Memorandum of Understanding] with the FDIC. This agreement requires that SPTL shall (i) have and retain qualified management, (ii) within 120 days, adopt and implement comprehensive risk management policies, programs and systems, (iii) within 30 days, take all reasonable and good faith steps to ensure future compliance with all applicable laws and regulations, (iv) within 60 days, develop a credit review program, (v) within 60 days, update the lending, investments and audit policies, and (vi) provide quarterly progress reports to the FDIC. This agreement will remain in effect until terminated by the FDIC. Management believes that it is in compliance with the terms and conditions of the agreement.

    Liquidity and Capital Resources

      The Company's principal liquidity requirements result from the need for the Company to fund mortgage loans originated or acquired for purposes of sale or investment. In addition, the Company, as a loan servicer, requires funding to make advances of delinquent principal and interest payments and escrow balances, and as basic working capital. SPTL has historically provided the funding for its lending activities through its deposits and FHLB borrowings. During the quarter and nine months ended September 30, 1996, the Company had sufficient liquidity to meet its operating needs. In April 1996, the Company completed a secondary stock offering of 4,879,808 shares of its Common Stock. The shares issued were sold for $13.00 per share. The Company received net proceeds from the offering of $59.2 million. Also, during the nine months ended September 30, 1996, the Company completed its initial public offering of SPFC common stock. After the offering ICII owned 58.4% of the issued and outstanding shares of SPFC's common stock, excluding shares issuable upon exercise of options granted or to be granted pursuant to SPFC's stock option plans. The Company received net proceeds from the offering of SPFC stock of $36.4 million.

      SPTL obtained the liquidity necessary to fund the Company's former mortgage banking operations and its own lending activities through deposits and, if necessary through borrowings from the FHLB. At September 30, 1996 and December 31, 1995, SPTL had available lines of credit from the FHLB equal to 35% of its assets, or $559.4 million and $501.4 million, respectively. The highest FHLB advance outstanding during the quarter ending September 30, 1996 was $338.0 million, with an average outstanding balance of $229.0 million. The outstanding balance of FHLB advances was $338.0 million at September 30, 1996. Since December 31, 1991, SPTL has increased its deposits as necessary so that deposits, together with cash, liquid assets and FHLB borrowings have been sufficient to provide the funding for its loans held for sale and investment.

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

      The Company has an ongoing need for capital to finance its lending activities. This need is expected to increase as the volume of the Company's loan and lease originations and acquisitions increases. The Company's primary cash requirements include the funding of (i) loan and lease originations and acquisitions pending their pooling and sale, (ii) points and expenses paid in connection with the acquisition of wholesale loans, (iii) fees and expenses incurred in connection with its securitization programs, (iv) overcollateralization or reserve account requirements in connection with loans and leases pooled and sold, (v) ongoing administrative and other operating expenses, (vi) interest and principal payments under ICII's $90 million principal amount of Senior Notes due 2004 (the "Notes") and (vii) the costs of the Company's warehouse credit and repurchase facilities with certain financial institutions. The Company has financed its activities through repurchase facilities, warehouse lines of credit from financial institutions, including SPTL, public offerings of capital stock of ICII and SPFC, the issuance of the Notes, the issuance of convertible securities, and securitizations. The Company believes that such sources will be sufficient to fund the Company's liquidity requirements for the foreseeable future. Any future financing may involve the issuance of additional Common Stock or other securities, including securities convertible into or exercisable for Common Stock.

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

      In addition, in order to gain access to the secondary market for loans and leases, the Company has relied on monoline insurance companies to provide guarantees on outstanding senior interests in the trusts to which such loans and leases are sold to enable it to obtain an "AAA/Aaa" rating for such interests. Any unwillingness of the monoline insurance companies to guarantee the senior interests in the Company's loan or lease pools could have a material adverse effect on the Company's financial position and results of operations.

      The Company is dependent upon its ability to access warehouse credit and repurchase facilities, in addition to its ability to continue to pool and sell loans and leases in the secondary market, in order to fund new originations and purchases. The Company has warehouse lines of credit and repurchase facilities under which it had available an aggregate of approximately $424.5 million in financing at September 30, 1996 (excluding financing available to the Company's wholly owned subsidiary, ICI Funding Corporation ("ICIFC")). (See "Notes to Consolidated Financial Statements Note 1. Organization") Certain of these credit and repurchase facilities will expire in 1996. The Company expects to be able to maintain existing warehouse lines of credit and repurchase facilities (or to obtain replacement or additional financing) as current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms. To the extent that the Company is unable to arrange new warehouse lines of credit and repurchase facilities, the Company may have to curtail its loan origination and purchasing activities, which could have a material adverse effect on the Company's operations and financial position.

      In December 1995, the Company, through a Special Purpose Entity ("SPE") issued pass through certificates (the Bonds) secured by $105.2 million of franchise mortgage loans to various investors. The debentures consist of three separate classes, Class A, Class B and Class C, with principal balances at December 31, 1995 of approximately $92.6 million, $4.2 million and $4.2 million, respectively. The Class C bonds are subordinate to Class B and both Class B and C are subordinate to Class A. The bonds have a weighted average loan rate of 11.0%, a pass through rate of 8.59%, and an anticipated life of 13 years. The premium associated with the Bonds of $11 million was being amortized as an adjustment to interest expense over the anticipated life of the Bonds. Due to the Company's retained interest in the SPE and the disproportionate payments on the pass through certificates, the Company accounted for this transaction as a financing at December 31, 1995. In the first quarter of 1996, the Company sold its retained interest in the SPE, resulting in the deconsolidation of the SPE and a gain of $3.6 million.

      In October 1995, Imperial Bank extended ICII a $10 million revolving line of credit bearing interest at the prime rate (8.50% at December 31, 1995). During the quarter ended June 30, 1996, the line of credit was increased to $15 million. In April of 1996, the Company repaid its advances under this line with a portion of the proceeds from its secondary stock offering.

         The Company believes that SPTL, together with liquidity available at ICII and its subsidiaries, will adequately fund the Company's lending activities. Under applicable regulations, dividends and loans from SPTL to ICII and its other subsidiaries are subject to various limitations. The liquidity needs of ICII arise in operating its former mortgage banking operations, not only to meet ICII operating expenses but also for its contractual obligation as a mortgage servicer. As a mortgage servicer, ICII is required to make advances to investors when a borrower is delinquent in meeting its payment obligation. Although these advances are recaptured through a foreclosure proceeding, the uncertainty as to when an advance will be necessary requires ICII to maintain liquidity. Since December 31, 1992, ICII's liquidity needs have included $51 million to make capital contributions to SPTL. The combination of cash from operations, including servicing sales, the Company's $15 million line of credit and the net proceeds received by the Company from its Senior Note offering allowed the Company to meet its required liquidity needs for 1994 and 1995. These available sources, in addition to the proceeds received from the Company's stock offering in April, 1996 and the completion of the Company's offering of SPFC stock in June, 1996, are expected to meet the Company's needs for capital for at least the next 12 months.

    Current Accounting Issues

      In June, 1996 the Financial Accounting Standards Board issued Statement of Accounting Standards No 125, Accounting for Transfers and servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125").

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


                                             PART II OTHER INFORMATION
                                                  ITEM 6 EXHIBIT

                                         IMPERIAL CREDIT INDUSTRIES, INC.
                               STATEMENT REGARDING COMPUTATION OF EARNING PER SHARE
                                                     UNAUDITED
                                     (In thousands, except per share amounts)


                                                      Quarter ended                Nine months ended
                                                    September 30, 1996             September 30, 1996

Primary earnings per share:

Net income                                          $          9,433              $          61,090
                                                      ===============               ===============
Avg. number of shares outstanding                             37,895                         35,385

Net effect of dilutive stock options-
    Based on treasury stock method
    using average market price                                 2,487                          2,690
                                                      --------------                ---------------
      Total average shares                                    40,382                         38,075

Primary earnings per share                        $             0.23             $             1.60
                                                     ===============                ===============

Fully diluted earnings per share:

Net income                                          $          9,433               $         61,090
                                                     ===============                ===============
Avg. number of shares outstanding                             37,895                         35,385

Net effect of dilutive stock options-
    Based on treasury stock method
    using greater of ending or average                         2,675                          2,908
    market price                                      --------------                ---------------

Total average shares                                          40,570                         38,293

 Fully diluted earnings per share:                $             0.23             $             1.60
                                                     ===============                ===============


                                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              IMPERIAL CREDIT INDUSTRIES, INC.





Date:    November 14, 1996                    By: /s/Kevin Villani
                                                     Kevin Villani
                                                     Executive Vice President
                                                       and CFO