Form 10-K405
period 1996-12-31
IMPERIAL CREDIT INDUSTRIES INC
filed 1997-04-15
CIK 883811

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from _____________________to _____________________
  Commission File Number: 0-19861

                       IMPERIAL CREDIT INDUSTRIES, INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              CALIFORNIA                             95-4054791
    (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION
    INCORPORATION OR ORGANIZATION)                     NUMBER)

  23550 HAWTHORNE BOULEVARD, BUILDING 1,                90505
                SUITE 110                            (ZIP CODE)
        TORRANCE, CALIFORNIA 90505
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

Registrant's telephone number, including area code: (310) 791-8020

Securities registered pursuant to Section 12(b) of the Act:

                                     None

Securities registered pursuant to Section 12(g) of the Act:

                                                       NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                           ON WHICH REGISTERED
          -------------------                         ----------------------
       Common Stock, no par value                     Nasdaq National Market

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [_]

  THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT BASED UPON THE CLOSING SALES PRICE OF ITS COMMON STOCK ON APRIL 8, 1997 ON THE NASDAQ NATIONAL MARKET WAS APPROXIMATELY $711,813,733.

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THE FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF APRIL 8, 1997:
38,476,418

                      DOCUMENTS INCORPORATED BY REFERENCE

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       IMPERIAL CREDIT INDUSTRIES, INC.

                         1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                    PART I

 Item 1.  BUSINESS.......................................................     3
 Item 2.  PROPERTIES.....................................................    38
 Item 3.  LEGAL PROCEEDINGS..............................................    39
 Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    39

                                    PART II

 Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           SHAREHOLDER MATTERS...........................................    40
 Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA...........................    41
 Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.........................................    44
 Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................    64
 Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE..........................................   109

                                   PART III

 Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............   109
 Item 11. EXECUTIVE COMPENSATION.........................................   111
 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.   116
 Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................   117

                                    PART IV

 Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-    125
           K.............................................................

FORWARD LOOKING STATEMENTS

  When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

  The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

ITEM 1. BUSINESS

GENERAL

  Imperial Credit Industries, Inc. (the "Company" or "ICII"), with consolidated assets of $2.5 billion, is a diversified commercial and consumer finance holding company, organized in 1986 with its headquarters located in Torrance, California. Its principal business activities consist of the operation of three wholly owned companies; Southern Pacific Thrift and Loan ("SPTL") a thrift and loan company specializing in business and consumer lending, Imperial Business Credit Inc., ("IBC") a commercial leasing company specializing in lending to small businesses and Imperial Credit Advisors, Inc. ("ICAI") a management advisory services company overseeing the investment activities of a real estate investment trust (Imperial Credit Mortgage Holdings, Inc. ("ICMH")). In addition, the Company is a majority owner of three subsidiaries; Franchise Mortgage Acceptance Co. LLC., ("FMAC"), a franchise lending company specializing in lending to business franchises, Southern Pacific Funding Corporation ("SPFC") a mortgage banking company providing non-conforming residential mortgage lending and ICI Funding Corporation ("ICIFC"), a company engaged in the mortgage conduit operations of ICMH.

BUSINESS STRATEGY

  In 1995, the Company began to reposition its business from originating and selling conforming residential mortgage loans to offering higher margin loan and lease products. The Company accomplished this repositioning through a business strategy that emphasizes:

    1. Opportunistic expansion and acquisitions of businesses in niche segments of the financial services industry.

    2. Conservative, disciplined underwriting and credit risk management.

    3. Loan and lease originations, where possible, on a wholesale basis.

    4. Securitization or sale in the secondary market of substantially all of the Company's loans and leases, other than those held by SPTL for investment.

    5. Maintaining business and financial flexibility to take advantage of changing market conditions with respect to specific financial services businesses.

  The Company has diversified its loan and lease products by focusing on the creation and acquisition of additional finance businesses in order to reduce dependency on residential mortgage lending. When acquiring new businesses or targeting expansion opportunities, the Company seeks to retain existing management and recruit additional experienced management to increase growth and profitability and to reduce the risks associated with operating the newly acquired entity. For the years ended December 31, 1996 and December 31, 1995, the Company originated or acquired $2.2 billion and $3.0 billion of loans and leases, respectively. In addition, during the years ended December 31, 1996 and December 31, 1995, the Company completed securitization transactions of $1.3 billion and $1.0 billion, respectively.

 Strategic Focus and Acquisitions

  Part of the Company's strategy to diversify away from the conforming residential mortgage business was to focus its residential mortgage operations, through SPFC, on the origination, purchase and sale of non-conforming residential mortgage loans secured primarily by single family residences. During 1995 and 1996, a substantial portion of the Company's operations were conducted through SPFC. For the years ended December 31, 1996 and December 31, 1995, SPFC originated or acquired $789.9 million and $288.5 million of non-conforming residential mortgage loans, respectively.

  SPFC seeks to sell all mortgage loans originated or acquired through its loan securitization program or through whole loan sales. During the year ended December 31, 1996 and December 31, 1995, SPFC sold $657.4 million and $164.9 million through securitizations and $0 and $58.6 million through whole loan sales, respectively.

  In May 1995, the Company expanded its existing commercial equipment leasing business conducted by IBC through the acquisition of the assets of First Concord Acceptance Corporation ("FCAC"). This business was again expanded in October 1996 when IBC acquired substantially all of the assets of Avco Leasing Services, Inc. and all of the assets of Avco Financial Services of Southern California, Inc. related to its business of originating and servicing business equipment leases and agreed to assume certain related liabilities in connection therewith from Avco Financial Services, Inc. (the "Avco Acquisition"). IBC's lease originations were $87.2 million and $36.0 million, and it securitized, including leases acquired through purchase transactions, $87.0 million and $85.2 million during the year ended December 31, 1996 and December 31, 1995, respectively.

  In June 1995, the Company expanded into franchise lending by establishing FMAC, the assets of which were acquired from Greenwich Financial Capital Products, Inc. During the year ended December 31, 1996, and for the six-month period ended December 31, 1995, FMAC originated or acquired $449.3 million and $163.5 million and securitized $325.1 million and $105.2 million of franchise loans, respectively.

  In September 1995, the Company began making asset-based loans to middle market companies by acquiring CoastFed Business Credit Corporation ("CBCC") from Coast Federal Bank. This business, now a division of SPTL, was renamed Coast Business Credit ("CBC"). At December 31, 1996 and December 31, 1995, CBC had total commitments of $547.7 and $364.2 million, of which $288.5 million and $154.2 million of loans were outstanding, respectively.

  During the fourth quarter of 1996, the Company continued to diversify and strategically deploy its capital by announcing the closing of its investment in Dabney/Resnick/Imperial LLC ("DRI") (formerly Dabney/Resnick, Inc.), an investment banking firm.

  DRI is headquartered in Beverly Hills, California with offices in Chicago, Illinois, Dallas, Texas and Sun Valley, Idaho offering full service investment banking, brokerage and asset management services. DRI manages and underwrites public offerings of securities, arranges private placements and provides advisory and other services in connection with mergers, acquisitions, restructurings, and other financial transactions. The Company has acquired a 1% percent interest in DRI and has purchased a warrant to acquire an additional 48% interest.

  As a part of the Company's diversification strategy, and the related acquisitions of FMAC, FCAC and CBCC, the product mix of the Company's interest earning assets has changed in 1996 to include a much larger percentage of higher-yielding loan and lease products as compared to the previous year.

  As part of the repositioning and diversification process, the Company's loan portfolio composition as a percentage of total loans and leases outstanding at December 31, 1996 and 1995 were as follows:

                                                               DECEMBER 31,
                                                               ---------------
                                                                1996     1995
                                                               ------   ------
   Conforming residential mortgage loans......................      8%      58%
   Non-conforming residential mortgage loans..................     46       28
   Commercial mortgage loans..................................      7        9
   Consumer loans.............................................      2        3
   Business loans and leases..................................     37        2
                                                               ------   ------
     Total....................................................    100%     100%
                                                               ======   ======

  As noted in the above schedule, the Company's conforming residential mortgage loans, commercial mortgage loans and consumer loans decreased, while non-conforming residential mortgage loans, business loans and leases increased as a percentage of total outstanding loans and leases.

  The Company offers loan and lease products in the following sectors:

  . FRANCHISE LENDING. Franchise lending is conducted through ICII's 66 2/3% owned subsidiary, FMAC.

  . BUSINESS FINANCE LENDING. Business finance lending is conducted through IBC and three divisions of SPTL: Coast Business Credit ("CBC"), the Loan Participation and Investment Group ("LPIG") and the Auto Lend Group ("Auto Lend").

  . COMMERCIAL MORTGAGE LENDING. The Company conducts its commercial mortgage lending operations through the Income Property Lending Division ("IPLD") of SPTL.

  . CONSUMER LENDING. The Company conducts consumer lending operations through the Auto Lending Division ("ALD") and Consumer Credit Division ("CCD") of SPTL.

  . NON-CONFORMING RESIDENTIAL LENDING. Non-conforming residential lending is conducted through ICII's 51.2% owned subsidiary, SPFC.

FRANCHISE LENDING

 General

  FMAC is a full service franchise finance company engaged in the business of originating loans and equipment leases to top-tier established franchisees of national and regional franchise concepts such as Taco Bell, Burger King, Hardee's, Wendy's, Pizza Hut and KFC, which are then securitized into investment grade structures and sold to institutional investors.

  FMAC's assets were acquired from a division of Greenwich Financial Capital Products, Inc. ("Greenwich") in June 1995. In addition, included in the purchase of the assets were all of Greenwich's rights under certain servicing contracts entered into by FMAC's predecessor (the "Servicing Contracts"). The Servicing Contracts pertained to the servicing of franchise loans that were previously securitized or funded by Greenwich through FMAC's predecessor. In connection with the acquisition, the Company and its affiliates assumed certain liabilities related to the Servicing Contracts and Greenwich agreed to act as the Company's exclusive agent in connection with the securitization of franchise mortgage loans for a period of 24 months. The net purchase price for these assets was approximately $7.6 million.

  Concurrently with the closing of the transactions described above, the Company entered into an operating agreement with Wayne L. Knyal ("Knyal"), the former president of FMAC's predecessor, for the formation of FMAC. FMAC was formed to originate, securitize and service franchise loans secured by mortgages.

  Under the terms of the operating agreement, in exchange for a 66 2/3% ownership interest in FMAC, the Company contributed to FMAC approximately $1.3 million in cash and all of the assets purchased from Greenwich. In exchange for a 33.3% ownership interest in FMAC, Knyal caused his wholly-owned subsidiary, Franchise Mortgage Acceptance Corporation ("FMAC Corporation"), to contribute to FMAC all of its rights under a servicing contract pertaining to franchise loans that were previously securitized by FMAC Corporation. FMAC's headquarters and operations center are located in Greenwich, Connecticut.

  During the year ended December 31, 1996, and for the six-month period ended December 31, 1995, FMAC originated or acquired $449.3 million and $163.5 million and securitized $325.1 million and $105.2 million of franchise mortgage loans, respectively. At December 31, 1996 and December 31, 1995, none of the loans included on the Company's consolidated balance sheet originated by FMAC were delinquent. The Company's current product line consists of enterprise loans, which are loans to finance the operation of existing franchise units; development loans, which are loans to fund construction of new units; other real estate loans, which are loans to acquire additional units; and equipment financing, which are loans and leases for franchise equipment.

  To reduce credit risk, the Company strategically focuses on lending to established franchise owners who typically own three or more units, have three or more years of ownership experience in the concept, or have an equivalent ownership tenure in a different major concept.

  FMAC is currently expanding its marketing focus to include other food and non-food related franchise concepts. In addition, FMAC recently established a division to provide financing to experienced golf course operators for the expansion and development of golf courses. In February 1996, FMAC established a division doing business under the name Imperial Golf Finance Group, which expands FMAC's financing to owners and operators of golf courses nationwide, with a focus on lending to experienced golf course operators. For the year ended December 31, 1996, FMAC made $21.0 million in loan originations related to golf course financing.

  In connection with its lending activities, the Company has taken equity positions with borrowers and intends to expand such interests in the future to increase its returns. For example, in June 1996, FMAC provided a $40.0 million acquisition loan to Summerwood LP ("Summerwood") for the acquisition of 65 Taco Bell and six KFC restaurants in the greater Philadelphia area. The restaurant assets were comprised of a mixture of fee and leased properties, restaurant operating equipment, and the development rights for the Philadelphia markets for 34 additional Taco Bell and 10 KFC restaurants. As part of the transaction FMAC acquired warrants to acquire in excess of one-third of the ownership of Summerwood.

 Industry Data

  According to the 1996 Edition of the Franchise Opportunities Guide (the "Guide"), there are more than 550,000 domestic franchise businesses currently generating more than $800 billion in sales. According to the Guide, sales by franchised businesses now total more than one-third of the United States retail market and more than seven million people draw their paychecks from franchised businesses.

  The Company believes that substantial business opportunities exist in the growing franchise finance market. Although the term franchise is typically associated with fast food restaurants, there are a multitude of franchise businesses offering a variety of products and services such as home sales, car maintenance and hair cutting.

  Members of FMAC's management group have gained extensive experience in the development and refinement of systems of operation, management and research which have enhanced FMAC's ability to identify, evaluate and structure new investments. FMAC's experience in the restaurant franchise industry results in efficient, in-house performance of loan origination, real estate acquisition and management.

  FMAC utilizes experienced loan originators recruited from banking, commercial finance, and franchise finance companies to analyze operations data, assess real estate values, process and document loan files, and implement FMAC's business growth strategy.

LOAN ORIGINATIONS

 Overview

  Enterprise loans--Enterprise loans are fixed or variable rate loans offered to finance the value of existing franchise units. These loans are used to refinance any existing franchise debt of the borrower, provide business expansion proceeds based on the value of the franchise or for working capital purposes. Enterprise loans generally have a term and amortization of up to 15 years and are partially secured by taking a first lien on all available franchise furniture, fixtures and equipment. In the origination process for enterprise loans, FMAC focuses on the cash flow of the franchise business, the continuing ability of the borrower to operate the franchise in a cash positive manner and the borrower's ability to repay the loan. Since neither the franchise loan nor the franchise agreement is generally not assignable to secure the loan.

  Development loans--Development loans are offered to fund the development and construction of new franchise units. Development loans generally have a term and amortization of up to 16 years and are secured by the franchise mortgage or leasehold interest as well as all available franchise furniture, fixtures and equipment. The loans may be interest only for the first year and fully amortizing for the subsequent 15 years. Loans may be fixed or variable rate.

  Other real estate loans--Other real estate loans are fixed or variable rate loans offered to acquire additional franchise units, which may include the underlying real estate interest. Other real estate loans generally have a term and amortization of up to 15 years and are secured by the franchise mortgage or leasehold interest as well as all available franchise furniture, fixtures and equipment.

  Equipment financing--FMAC offers both equipment loans and equipment leases to finance the acquisition of franchise concept equipment. Equipment loans and leases generally have a term and amortization of up to seven years and are secured by the underlying financed equipment.

  The following table sets forth FMAC's loan originations by type of loans for the periods presented.

                            TWELVE MONTHS ENDED DECEMBER 31, 1996        SIX MONTHS ENDED DECEMBER 31, 1995
                          ------------------------------------------ ------------------------------------------
                                                            WEIGHTED                                   WEIGHTED
                          NUMBER OF  PRINCIPAL              AVERAGE  NUMBER OF  PRINCIPAL              AVERAGE
                            LOANS      AMOUNT   % OF TOTAL  INTEREST   LOANS      AMOUNT   % OF TOTAL  INTEREST
                          ORIGINATED ORIGINATED ORIGINATION   RATE   ORIGINATED ORIGINATED ORIGINATION   RATE
                          ---------- ---------- ----------- -------- ---------- ---------- ----------- --------
                                                         (DOLLARS IN THOUSANDS)
Enterprise Loans
 Fixed rate loans.......     118      $ 63,357      14.1%    10.30%      82      $ 52,740      32.3%    10.11%
 Variable rate loans....      74        43,606       9.7      8.96       30        12,377       7.6      8.53
                             ---      --------     -----                ---      --------     -----
 Total..................     192       106,963      23.8      9.75      112        65,117      39.9      9.81
                             ---      --------     -----                ---      --------     -----
Development Loans
 Fixed rate loans.......     --            --        --        --       --            --        --        --
 Variable rate loans....     103       105,706      23.5      9.50        6         5,955       3.6      9.38
                             ---      --------     -----                ---      --------     -----
 Total..................     103       105,706      23.5      9.50        6         5,955       3.6      9.38
                             ---      --------     -----                ---      --------     -----
Other Real Estate Loans
 Fixed rate loans.......     175       163,737      36.5     10.30       84        73,643      45.0      9.97
 Variable rate loans....      83        72,904      16.2      9.05       20        18,784      11.5      8.57
                             ---      --------     -----                ---      --------     -----
 Total..................     258       236,641      52.7      9.92      104        92,427      56.5      9.69
                             ---      --------     -----                ---      --------     -----
  Total(1)..............     553      $449,310     100.0%     9.78      222      $163,499     100.0%     9.72
                             ===      ========     =====                ===      ========     =====

--------
(1) Excludes $3.2 million of equipment loans and net lease receivables originated during the twelve months ended December 31, 1996. There were no equipment leases originated during the period from June 30, 1995 through December 31, 1995.

  All of FMAC's borrowers must have a franchise agreement in place with an approved concept franchisor. The following table sets forth FMAC's loan originations by franchise concept.

                                   TWELVE MONTHS                        SIX MONTHS
                              ENDED DECEMBER 31, 1996            ENDED DECEMBER 31, 1995
                         ---------------------------------- ----------------------------------
                         NUMBER OF  PRINCIPAL               NUMBER OF  PRINCIPAL
                           LOANS      AMOUNT    % OF TOTAL    LOANS      AMOUNT    % OF TOTAL
                         ORIGINATED ORIGINATED ORIGINATIONS ORIGINATED ORIGINATED ORIGINATIONS
                         ---------- ---------- ------------ ---------- ---------- ------------
                                                (DOLLARS IN THOUSANDS)
Taco Bell...............    233      $167,544      37.3%        44      $ 33,599      20.6%
Burger King.............    116       109,782      24.4         54        38,503      23.6
Hardee's................     57        40,586       9.0         39        33,447      20.4
Wendy's.................     41        32,905       7.3         22        16,769      10.3
Pizza Hut...............     16         8,093       1.8         44        27,925      17.0
TGI Friday's............      4         9,120       2.0          1         2,550       1.6
Long John Silvers.......     15         6,850       1.5        --            --        --
KFC.....................     21        13,411       3.0         18        10,706       6.5
Other...................     50        61,019      13.7        --            --        --
                            ---      --------     -----        ---      --------     -----
  Total.................    553      $449,310     100.0%       222      $163,499     100.0%
                            ===      ========     =====        ===      ========     =====

  Geographic Distribution--The following table sets forth by state the number and principal amount of loans originated by FMAC for the periods presented.

                                   TWELVE MONTHS                        SIX MONTHS
                              ENDED DECEMBER 31, 1996            ENDED DECEMBER 31, 1995
                         ---------------------------------- ----------------------------------
                         NUMBER OF  PRINCIPAL               NUMBER OF  PRINCIPAL
                           LOANS      AMOUNT    % OF TOTAL    LOANS      AMOUNT    % OF TOTAL
                         ORIGINATED ORIGINATED ORIGINATIONS ORIGINATED ORIGINATED ORIGINATIONS
                         ---------- ---------- ------------ ---------- ---------- ------------
                                                (DOLLARS IN THOUSANDS)
Pennsylvania............     85      $ 59,719      13.3%       --       $    --        -- %
Alabama.................     73        57,503      12.8        --            --        --
California..............     46        36,986       8.2         16        10,475       6.4
Tennessee...............     43        34,161       7.6        --            --        --
Virginia................     17        32,789       7.3         25        18,819      11.5
New Jersey..............     20        25,734       5.7          6         6,258       3.8
Texas...................     34        23,146       5.1         16        13,445       8.2
Maryland................     20        17,375       3.9          2         1,407       0.9
North Carolina..........     15        16,992       3.8         17         9,588       5.9
Kansas..................     33        15,273       3.4          3         1,927       1.2
Illinois................     17        13,367       3.0          6         4,986       3.1
Wisconsin...............     14        12,040       2.7         13         9,327       5.7
Georgia.................      8        10,590       2.4         16        11,583       7.1
Connecticut.............     10         9,616       2.1         14         7,859       4.8
Maine...................      6         7,150       1.6        --            --        --
Nevada..................     12         6,689       1.5        --            --        --
New York................      9         6,286       1.4          9         6,464       4.0
Ohio....................      9         6,396       1.4          7         8,192       5.0
South Carolina..........      8         6,106       1.4          8         5,391       3.3
Michigan................      7         4,848       1.1          6         4,828       3.0
Louisiana...............      6         4,945       1.1        --            --        --
Oregon..................      8         5,197       1.1        --            --        --
Florida.................      7         4,168       0.9          6         4,634       2.8
Utah....................      6         4,197       0.9        --            --        --
New Hampshire...........      5         3,250       0.7        --            --        --
Massachusetts...........      4         2,957       0.7          4         4,197       2.6
Kentucky................      3         3,041       0.7          4         5,423       3.3
Colorado................      5         2,790       0.6          6         3,807       2.3
Montana.................      2         2,661       0.6        --            --        --
Rhode Island............      4         2,100       0.5        --            --        --
Washington..............      3         2,275       0.5        --            --        --
Indiana.................      4         1,794       0.4        --            --        --
Arkansas................      1         1,600       0.4        --            --        --
New Mexico..............      3         1,443       0.3          1           189       0.1
Minnesota...............      1           976       0.2          7         5,781       3.4
Alaska..................      1           750       0.2         11         8,259       5.1
Idaho...................      1           750       0.2        --            --        --
Wyoming.................      1         1,100       0.2        --            --        --
Oklahoma................      2           550       0.1          9         1,929       1.2
Iowa....................    --            --        --           2         1,954       1.2
Missouri................    --            --        --           4         3,884       2.4
Other...................    --            --        --           4         2,893       1.7
                            ---      --------     -----        ---      --------     -----
  Total.................    553      $449,310     100.0%       222      $163,499     100.0%
                            ===      ========     =====        ===      ========     =====

 Underwriting

  Under FMAC's current underwriting guidelines, each franchisee loan is originated after a review of the following criteria: (i) the applicant's ability to repay the franchisee loan, (ii) the adequacy of the cash flow of both the franchise unit and the borrower, and (iii) the real and tangible personal property that serves as collateral for such franchisee loan. FMAC has created an underwriting model which incorporates management's assumptions, which are based upon industry statistics, into an underwriting formula. Loan officers input data provided by potential borrowers and determine whether or not a loan would qualify under FMAC's underwriting guidelines. FMAC's loan originations typically range in size from $250,000 to $2.0 million for each franchise location. The majority of borrowers are multiple unit operators.

  For all loans, the borrower completes an environmental questionnaire and FMAC obtains a report from a third party service which identifies environmental risks in the vicinity. Certificates of occupancy are requested on all units. Additionally, Uniform Commercial Code ("UCC") searches are conducted for all borrowers before and after origination of a loan. FMAC prefers franchisees to pay off all existing loans and equipment leases with FMAC loan proceeds. For cases in which encumbrances will survive the funding of the franchisee loan, FMAC reviews all such notes, pledge and security agreements, and loan documents.

  Although the franchise agreement is not assigned to secure the franchisee loan, the continued ability of the borrower to operate the franchise is essential to ensure the borrower's ability to repay the franchisee loan. FMAC reviews a copy of the executed franchise agreement to verify (i) that the borrower is the franchisee or has been granted an assignment of franchisee rights from the franchisor, (ii) that the duration of the franchise term is as reported by the borrower and (iii) that the renewal section of the agreement provides for renewals of the franchise term, particularly when the franchise term does not exceed the loan term. In the event a loan term exceeds the term of a borrower's franchise agreement, the loan documentation provides that it is an event of default (entitling FMAC to accelerate the loan at a premium) if the franchise agreement is not renewed. If a franchise agreement is not renewed, FMAC can permit a borrower to provide substitute collateral satisfying FMAC's underwriting guidelines. Additionally, a certificate of good standing is required from the franchisor. Units must meet minimum seasoning requirements which are typically 12 months of operation. The amount of seasoning generally required is three years for single unit borrowers and six to 12 months for multi-unit borrowers.

  FMAC reviews the organizational documents of borrowers which are business entities and reviews the personal net worth of borrowers who are individuals. Business credit reports are obtained for all borrowers. Personal credit reports are obtained for majority owners of all borrowers. For borrowers organized as sole proprietorships (other than multi-unit borrowers) and in certain other cases, personal guarantees are required from the principals. All former bankruptcies must be discharged and the time since discharge must be at least five years except in extraordinary circumstances.

  Three years of historical operating statements, if available, are required of all borrowers. FMAC analyzes the revenue and expense numbers to determine the ability of the unit to support the repayment of a prospective franchisee loan. Two measures are calculated for this purpose: fixed charge coverage ratio, i.e., the ratio of cash flow to fixed charges of both the borrower and the unit, which is generally required to be 1.15x to 1.25x and loan-to-business value of the unit. The "business value" of a franchise unit is derived from a formula based upon the franchise concept and the revenues (sales) and cash flow generated by the franchise unit through its operations, which in turn is dependent upon and derived from a borrower's franchise agreement with (or license from) the franchisor. In the case of development loans, the maximum loan-to-business value is 70% and, in the case of enterprise loans, the maximum loan-to-business value is 65%. Exceptions to these maximum loan-to-business values may be made in certain circumstances and with respect to single-unit borrowers more stringent loan-to-business value standards are required.

 Marketing

  FMAC originates the majority of its loans through its marketing department, comprised of account executives located in seven offices that have established relationships with franchise operators located in all 50 states. FMAC's offices are in Alabama, California, Colorado, Connecticut, Georgia, Nebraska and

Washington. FMAC is actively seeking to expand and diversify its financing operations pursuant to selected franchise operating statistics and other criteria developed by FMAC, which are intended to identify attractive markets for FMAC's products.

  Applicants are identified through direct solicitation, targeted mailings, phone solicitations, participation at franchisee conventions, and through existing customer contacts. Prospective borrowers are contacted by a lending officer and complete an application for each franchisee location. In addition to an application, FMAC reviews substantial required documentation depending on the nature of the borrower and the collateral securing the loan. If a borrower meets FMAC's underwriting criteria, the account executive uses the FMAC underwriting model to generate a loan proposal. FMAC funds over 90% of all loan proposals generated by its underwriting model.

  FMAC's databases include specific franchise location data for over 20 franchise concepts, including demographic information, traffic volumes and information about surrounding retail and other commercial development that generate customer traffic for franchise establishments. FMAC also maintains a database of approximately 3,000 chain restaurant industry participants, as well as databases of unit-level financial performance for existing and prospective clients. FMAC has the ability to integrate information collected on sales performance and restaurant location with a mapping system which contains demographic, retail space, traffic count and street location information for every significant market in the United States. FMAC also has collected extensive data regarding management practices within several franchised industries, franchisor practices and industry trends.

  The information collected by FMAC is actively used to assess lending opportunities, measure prospective credit risk, evaluate portfolio performance and manage underperforming assets. FMAC intends to continually develop, improve and use its knowledge of franchised enterprises through research and broader application of information technology to lower portfolio risk, improve performance, expand into other franchise concepts and improve its competitive advantage.

BUSINESS FINANCE LENDING

  The Company, through IBC, and SPTL's CBC, LPIG and Auto Lend divisions, engages in business finance lending, which consists of commercial equipment leasing, asset based lending, loan participations and automobile inventory financing for auto dealers.

  Imperial Business Credit. IBC leases business equipment including copying, data processing, communication, printing and manufacturing equipment exclusively to business users. IBC was formed in May 1995 to combine the Company's existing leasing business with the assets acquired from First Concord Acceptance Corporation ("FCAC"). For the year ended December 31, 1996, IBC originated $87.2 million of leases and securitized $87.0 million of leases.

  Coast Business Credit. CBC is an asset-based lender specializing in lending to middle market manufacturing and high-technology businesses. On September 30, 1995, as part of the Company's strategy to diversify its lending operations, the Company acquired from Coast Federal Bank all of the outstanding capital stock of CoastFed Business Credit Corporation ("CBCC"), a financial services company engaged primarily in the asset-based commercial lending business. The purchase price was approximately $150.0 million. CBC originates loans and commitments subject to stringent underwriting and collateral requirements. As of December 31, 1996, CBC had total loan commitments of $547.7 million of which $288.5 million of loans were outstanding. Concurrently with the closing of the transaction described above, CBCC was merged with and into SPTL. Upon consummation of the merger, CBCC became the Coast Business Credit operating division of SPTL ("CBC").

  Loan Participation and Investment Group. LPIG was formed in September 1995 to invest in and purchase syndicated commercial loan participations in the secondary market originated by commercial banks. As of December 31, 1996, LPIG had total loan commitments of $267.1 million of which $160.7 million of loans were outstanding.

  Auto Lend Group. Auto Lend was formed in September 1996 to finance automobile dealership inventories. As of December 31, 1996, Auto Lend had total loan commitments of $28.8 million of which $4.6 million of loans were outstanding.

ASSET-BASED LENDING

 General

  CBC is a senior secured asset-based lender located in West Los Angeles, California which has historically conducted its lending business activities primarily with California-based companies. During 1996 CBC executed an expansion plan which has increased its customer base outside of California. CBC now operates three loan production centers in California and additional loan production centers in Boston, Minneapolis, Atlanta, Portland, Chicago and Seattle. At December 31, 1996, and December 31, 1995, CBC had outstanding loans totaling $288.5 million and $154.2 million, respectively. CBC had unused loan commitments of $259.2 million at December 31, 1996.

  CBC's principal business is asset-based lending to small- to medium-sized businesses with annual revenues ranging from approximately $10 million to $100 million. Generally, such businesses are constrained from obtaining financing from more traditional credit sources such as commercial banks due to inadequate equity capitalization, limited operating history, lack of profitability or financing needs below commercial bank minimum size requirements. CBC has focused its lending activities on high technology businesses engaged in the computer industry, many of which are backed by venture capital investors. At December 31, 1996, CBC had outstanding loans totaling $115.6 million to technology companies.

  At December 31, 1996, CBC's loan portfolio represented lending relationships with 105 customers, with an average outstanding loan balance per customer of $2.8 million. The Company believes that CBC's relationships with venture capital investors and its industry expertise contribute to CBC's ability to distinguish itself from its competitors and grow its lending relationships.

  The Company believes that CBC's loan pricing is competitive with pricing charged by other commercial finance companies. In addition, CBC attempts to be flexible in the structuring of its revolving credit lines and to provide prompt service in order to gain an advantage over its competitors. When CBC competes against more traditional lenders, it competes less on price and more on flexibility, speed of funding and the relative simplicity of its documentation. CBC strives to fund its initial loan advance under a loan to an approved client within three weeks of CBC's receipt of required information with respect to the client, and strives to fund future advances generally by the next business day after CBC's receipt of required documentation.

 Loan Products and Originations

  CBC's loans are categorized based on the type of collateral securing the loan. CBC makes revolving loans primarily secured by accounts receivable and secondarily by inventory. It also makes term loans secured by real property, equipment or other fixed assets. CBC also periodically enters into participations with other commercial finance companies. CBC's loans typically have maturities of two to five years, providing borrowers with greater flexibility to manage their borrowing needs. These loans have an automatic renewal for a one year period at the end of such contract term unless terminated by either party (usually requiring 60 days written notice prior to the end of such term). Equipment loans are term loans typically with three- to five-year amortization periods, but are due and payable upon termination of the master loan and security agreement.

  The principal types of loans made by CBC are as follows:

  Accounts Receivable Loans--These loans are revolving lines of credit that are collateralized principally by accounts receivable. Borrowers normally remit their customer accounts receivable payments directly to CBC, usually on a daily basis. CBC deposits the payments daily and apply the funds to the borrowers' loan balances. CBC typically lends up to 80% of the principal balance of accounts receivable that meet CBC's eligibility requirements. CBC's auditors conduct quarterly audits of the collateral and financial condition of each borrower.

  Inventory Loans--These loans are revolving lines of credit which are collateralized by eligible inventory that is restricted to raw materials and finished goods. Inventory Loans are generally made in conjunction with accounts receivable loans to qualifying borrowers. Borrowers are required to provide CBC with monthly inventory designations that are supported by a physical listing or a copy of a perpetual computer listing. These reports are compared to the borrower's financial statements for accuracy and CBC advances the loan proceeds as a percentage of the eligible inventory value. Inventory loans are primarily structured as revolving lines of credit, but under certain circumstances may be structured to incorporate monthly amortization.

  Participation Loans--These loans consist of term loans or revolving lines of credit in which CBC and other lenders (banks or other asset-based lenders) jointly lend to borrowers when the loan amount exceeds the lending limits of an individual lender.

  Set forth below is a table showing the principal amount of CBC's loans outstanding as of December 31, 1996 and December 31, 1995, and the percentage of CBC's portfolio comprised of each loan type as of such date.

                             AT DECEMBER 31, 1996     AT DECEMBER 31, 1995
                             -----------------------  -----------------------
                              OUTSTANDING   % OF       OUTSTANDING   % OF
                                BALANCE     TOTAL        BALANCE     TOTAL
                             ------------- ---------  ------------- ---------
                                       (DOLLARS IN THOUSANDS)
   Accounts receivable
    loans...................   $    208.1       72.1%   $    127.3       82.6%
   Inventory loans..........         34.9       12.1          18.9       12.3
   Participation loans(1)...         45.5       15.8           8.0        5.1
                               ----------  ---------    ----------  ---------
     Total..................   $    288.5      100.0%   $    154.2      100.0%
                               ==========  =========    ==========  =========

--------
(1) Participation loans include $48.4 million and $10.3 million purchased and $2.9 million and $2.3 million sold at December 31, 1996 and December 31, 1995, respectively.

  The weighted average yield on CBC's loans outstanding was 12.41% and 13.25% at December 31, 1996 and December 31, 1995, respectively.

  CBC had commitments to make additional fundings on lines of credit with existing borrowers totaling approximately $259.2 million and $209.9 million at December 31, 1996 and December 31, 1995, respectively; however, each additional funding is contingent upon the borrower's maintaining both sufficient collateral and compliance with the terms and conditions of the loan documents.

 Underwriting

  Before a credit line is established, CBC policy requires a review of the prospective client, its principals, business and customer base, including a review of financial statements and other financial records, legal documentation, samples of invoices and related documentation, operational matters, account receivables and payables.

  Following this review, CBC confirms certain matters with respect to the prospective client's business and the collectibility of the client's commercial receivables and other potential collateral by conducting public record searches for liens, conducting credit reviews of the prospective client and its principals, contacting major customers and suppliers to identify potential problems, and conducting an on-site audit of the prospective client's invoice, bookkeeping and collection procedures to verify that they are properly conducted and operationally compatible with CBC's operations. For high technology borrowers, particular emphasis is placed on comprehending the underlying value of the technology itself, including the value of the borrowers' intangible assets.

  After the preliminary review and diligence, CBC requires the prospective borrower to provide a deposit for fees, orders appraisals if lending against inventory, equipment or real estate and schedules an audit. CBC's auditing staff conducts an audit generally consisting of a due diligence review of the prospective borrower's accounting and financial records, including a statistical review of accounts receivable and charge-off history. CBC auditors then submit their audit reports and work papers to CBC's credit committee for review prior to the extension of credit.

  In making a decision to approve a credit line, CBC establishes credit limits under the revolving credit line and analyzes the prospective client's customer base to assure compliance with CBC's policies generally limiting CBC's overall exposure to individual borrowers, especially with respect to privately held or non-investment grade borrowers. When deemed necessary for credit approval, CBC may obtain guaranties or other types of security from a client or its affiliates and may also obtain subordination and intercreditor agreements from the borrower's other lenders. Although CBC's underwriting guidelines specify a review of the factors described above, CBC does not apply a rigid scoring system to prospective borrowers and decisions to enter into a relationship with a prospective client are made on a case-by-case basis.

  CBC's underwriting guidelines and policies provide that, prior to each loan funding, the account executive assigned to the borrower (i) obtains the original or a copy of the invoice to be sent to the borrower and the purchase order (if one is required by CBC) related to such invoice, (ii) confirms the validity and accuracy of a representative sampling of invoices and (iii) mails a letter, on the borrower's letterhead, to the new borrower's customer which introduces CBC and requests that payment be made directly to CBC.

 Credit Monitoring and Controls

  An assigned CBC account executive monitors each borrower's credit, collateral and advances. All account executives are required to meet with each of their assigned borrowers at least quarterly to monitor the borrower's business, physically inspect the borrower's facilities and equipment, and discuss any potential problems the borrower may be experiencing.

  CBC monitors borrowers' accounts receivable using three forms. The first form is an accounts receivable aging analysis report prepared monthly by the loan processor and reviewed by the account executive, and which includes, among other things, details pertaining to account concentrations and aging trends. The second is an accounts receivable activity summary prepared weekly by the loan processor and reviewed by the account executive, summarizing borrowings, repayments and pledged collateral. The third is a daily report prepared by the borrower and reviewed by the account executive to determine credit availability for a particular day.

  In addition to the foregoing monitoring procedures, interim audits of all borrowers are scheduled as deemed appropriate. Also, each account is reviewed on its anniversary date and revolving lines are reviewed and reconciled on a monthly basis.

  Where liquidation is required for repayment of an outstanding loan, CBC attempts to effect a consensual possession of the subject collateral property and joint collection of accounts receivable. In certain instances, court action may be required to ensure collection of receivables and possession of pledged assets. CBC has not experienced any loan losses since its acquisition by the Company.

 Marketing

  CBC obtains business through referrals from banks, venture capitalists, accounting firms, management consultants, existing borrowers, other finance companies and independent brokers. CBC's marketing officers call on CBC's referral sources to identify and receive introductions to potential clients and to identify potential clients from database searches. CBC currently compensates its marketing personnel with what it believes are competitive base salaries and commissions based on funded transactions in order to motivate and reward the creation of new business and the renewal of existing business. Such commissions can be a significant portion of the total compensation paid to CBC's marketing personnel. CBC's marketing personnel have no credit decision authority.

  The Company believes that CBC's marketing strengths are its rapid response time and high level of service. The Company believes that, based on CBC's experience with technology credits and valuation of their associated tangible and intangible assets, CBC is able to quickly evaluate potential borrowers, providing it with a competitive advantage over other lenders with less experience providing loans to high technology companies. The Company also believes that CBC's ability to quickly evaluate credit requests and provide loans to borrowers who, for various reasons, have not established relationships with traditional lenders, has resulted in a loyal customer base.

COMMERCIAL EQUIPMENT LEASING

 General

  In May 1995, the Company expanded its existing commercial equipment leasing business conducted by its wholly-owned subsidiary, Imperial Business Credit, Inc. ("IBC"), through the acquisition of the assets and the assumption of certain liabilities of First Concord Acceptance Corporation ("FCAC"), a Colorado corporation engaged in the origination, acquisition and servicing of business equipment leases. The sale was effectuated pursuant to an asset purchase agreement among the Company, FCAC and Oren L. Benton, FCAC's majority shareholder ("Benton"). In connection with the purchase of FCAC's assets, the Company or its affiliates also purchased 100% of the partnership interests of three partnerships controlled by Benton that were formed for the purpose of securitizing certain of FCAC's lease receivables. The net purchase price for FCAC's assets and the partnership interests was approximately $21 million.

  In October 1996, IBC acquired substantially all of the assets of Avco Leasing Services, Inc. and all of the assets of Avco Financial Services of Southern California, Inc. related to its business of originating and servicing business equipment leases and agreed to assume certain related liabilities in connection therewith from Avco Financial Services, Inc. (the "Avco Acquisition"). The net purchase price for AVCO's assets was approximately $94.8 million.

  IBC's corporate headquarters are located in Rancho Bernardo, California. IBC carries out its business equipment leasing operations from both its headquarters and its sales offices in Irvine, California, Denver, Colorado and Atlanta, Georgia.

  IBC's lease originations totaled $87.2 million and $36.0 million for the years ended December 31, 1996 and December 31, 1995, respectively. During the years ended December 31, 1996 and December 31, 1995, IBC securitized $87.0 million and $85.2 million of leases, respectively.

 Lease Finance Operations

  IBC is in the business of leasing equipment, including copying, data processing, communication, printing and manufacturing equipment, exclusively to business users. Initial lease terms typically range from 24 months to 60 months. IBC will commit to purchase this equipment only when it has a signed lease with a lessee who satisfies its credit and funding requirements. Substantially all the leases written by IBC are full-payout ("direct financing") leases that allow IBC to sell or re-lease the equipment upon termination of the lease.

  IBC also purchases small portfolios of existing equipment leases from brokers with whom it has established relationships. These portfolios are evaluated on an individual basis according to IBC's established credit policy. The Company believes that these acquisitions allow IBC to grow with greater efficiency than usual at a level of decreased risk due to the portfolio aging that has occurred on the books of the originating broker. IBC uses an established computer system and related software systems to process lease applications, book leases, post lease payments, closely monitor credit processing and collections. These systems have in part been developed by IBC management.

  Upon expiration of the initial lease terms of its direct-financing leases, IBC expects, on average, to realize slightly more than the "residual value" at which the leased equipment is carried on IBC's books. IBC's ability to recover the recorded estimated residual value depends on the accuracy of initial estimates of the equipment's useful life, the market conditions for used equipment when leases expire, and the effectiveness of IBC's program for releasing or otherwise disposing of leased equipment. Residual recovery, however, is not required for IBC to achieve a profitable return on its investment. The residual is usually worth 1% to 2% of the gross yield depending upon the original lease term, further mitigating against the residual risk inherent in the portfolio.

  The following table sets forth IBC's lease originations by equipment type for the period presented.

                                                 YEAR ENDED DECEMBER 31, 1996
                                              ----------------------------------
                                                NUMBER   PRINCIPAL
                                              OF LEASES    AMOUNT    % OF TOTAL
                                              ORIGINATED ORIGINATED ORIGINATIONS
                                              ---------- ---------- ------------
                                                    (DOLLARS IN THOUSANDS)
     Computers...............................     857     $21,331       24.5%
     Manufacturing/Machine work..............     380      11,289       13.0
     Restaurant..............................     395       6,238        7.2
     Furniture and fixtures..................     242       5,963        6.8
     Automotive..............................     475       4,279        4.9
     Heavy equipment.........................     163       3,938        4.5
     Radio television production equipment...     202       3,838        4.4
     Print/Typeset equipment.................     141       3,251        3.7
     Health/Sports equipment.................     125       3,069        3.5
     Dry cleaning/Washing....................     102       2,387        2.7
     Clothing manufacture....................      59       2,373        2.7
     Other...................................   1,204      19,251       22.1
                                                -----     -------      -----
       Total.................................   4,345     $87,207      100.0%
                                                =====     =======      =====

  IBC uses a non-cancelable lease, the terms and conditions of which vary only slightly from transaction to transaction. In substantially all of the leases, lessees are obligated to: (i) remit all rents due, regardless of the performance of the equipment, (ii) operate the equipment in a careful and proper manner within compliance of governmental rules and regulations, (iii) maintain and service the equipment, (iv) insure the equipment against casualty losses and public liability, bodily injury and property damage and (v) pay directly, or reimburse IBC for, any taxes associated with the equipment, its use, possession or lease, except those relating to net income derived by IBC therefrom. The lease provides that IBC, in the event of a default by a lessee, may declare the entire unpaid balance of rentals due and payable immediately, and may seize and remove the equipment for subsequent sale, release or other disposition.

 Underwriting

  IBC maintains written credit policies that IBC believes are prudent and customary within the lease finance industry. Such policies form the basis for IBC's standardized lease forms and approval processes. On occasion, IBC will make exceptions to its written credit policy for lease brokers with whom IBC has had past positive experience. In general, IBC's credit policies encourage leasing of income-generating equipment. Within these guidelines, there are few specific equipment or industry prohibitions.

  IBC's credit policies allow it to accept credit investigations provided by select brokers and has generated a database about the brokers with whom it does business. IBC also maintains a written collection policy to provide standard collection guidelines. In those instances when a portfolio of leases is acquired, documentation provided by the originating lessor is checked for compliance with IBC's documentation standards before accepting the portfolio for purchase.

 Marketing

  IBC markets its equipment lease products through its own in-house sales force and through its network of professional equipment lease brokers. IBC's 20 person in-house sales force solicit end user customers and vendors to market their equipment lease transactions. IBC intends to expand its marketing efforts to include more vendors. The sales force also calls on IBC's network of professional equipment lease brokers to solicit these professionals to send their lease transactions to IBC.

  IBC's broker advisory panel consists of a group of its most productive brokers who are brought together on an annual basis, so that they may have an open interchange of ideas and information regarding IBC and the leasing marketplace. IBC believes the advisory panel serves a multi-purpose function by allowing IBC to reward those brokers that provide a profitable base of business to IBC, and also providing IBC the opportunity to market new ideas and concepts to those brokers before a general release to the leasing community. IBC believes that it benefits by obtaining information on how the brokers work with IBC's competitors (such as special programs and market trends), and this information can then be used to drive future marketing plans.

COMMERCIAL MORTGAGE LENDING

 Income Property Lending Division

  SPTL's Income Property Lending Division ("IPLD") was formed in February 1994 to expand the Company's apartment and commercial property lending business. For the years ended December 31, 1996 and 1995, IPLD funded approximately $260.9 million and $160.0 million in loans, respectively. During the year ended December 31, 1996 and the year ended December 31, 1995, SPTL completed securitizations of approximately $277.0 million and $57.7 million of multi-family and commercial mortgage loans originated or purchased by IPLD, respectively. At December 31, 1996 and December 31, 1995, $1.9 million and $0.4 million or 1.1% and 0.04%, respectively, of IPLD's outstanding loans were 30 days or more delinquent. At December 31, 1996 and December 31, 1995, $4.4 million and $0.4 million, respectively, of IPLD originated loans were held for investment by SPTL. IPLD generally seeks to make 70% of its loans secured by apartment buildings and 30% of its loans secured by other commercial properties. Most of IPLD's business is generated through in-house loan representatives who market the loans directly to mortgage brokers and borrowers. Most of IPLD's loans have been secured by properties in California.

  The focus of IPLD's lending activity is the small loan market for apartments and commercial loans and its maximum loan amount is $2.5 million. SPTL believes that IPLD employs conservative underwriting criteria, which include a maximum loan-to-value ratio of 70% and minimum debt coverage ratio of 1.2x on all loans. Loans secured by income properties entail additional risk as compared to single family residential lending. The payment experience on such loans is generally dependent on the successful operation of the related commercial or multi-family property and can be greatly impacted by adverse conditions in local real estate markets or in the economy.

  All of IPLD's loan programs include 30-year adjustable rate loans tied to the 6-month LIBOR, 1-year Treasury, or Bank of America prime indexes. Margins vary depending on product type, property location and credit history of the borrower. With respect to apartment loans, IPLD uses standard government agency documentation and approved independent appraisers.

 Loan Participation and Investment Group

  SPTL's Loan Participation and Investment Group ("LPIG") was formed in September 1995 to invest in and purchase syndicated commercial loan participations in the secondary market originated by commercial banks. During the year ended December 31, 1996, LPIG purchased senior secured loan participations with outstanding loan commitments totaling $267.1 million. Loans outstanding under these commitments at December 31, 1996, were $160.7 million. At December 31, 1996, none of LPIG's loan participations were 30 days or more delinquent.

  The principal types of loans acquired by LPIG are senior secured bank loans consisting of: (i) revolving lines of credit which allow the borrower to borrow and repay proceeds as needed for working capital purposes,

(ii) long-term loans with a specific amortization schedule which requires the borrower to repay the borrowed loans over time, usually on a quarterly basis or (iii) letters of credit which are normally funded as a sublimit under the revolving line of credit commitment. The loans are generally secured by a first priority lien on all of the borrower's property including accounts receivable, inventory and furniture, fixtures and equipment, as well as liens on owned real estate. At December 31, 1996, loan participations held by LPIG ranged in size from approximately $900,000 to approximately $15.0 million.

  LPIG believes that its purchase of senior secured loan participations allows it to build and maintain a loan portfolio without costly direct customer loan servicing and loan origination costs. In addition, such purchases facilitate the maintenance of a portfolio which is diversified both geographically and by industry.

  LPIG's loan underwriting policy requires an analysis of the borrower's ability to repay its debts, as well as an evaluation of the effects of general economic and industry trends and various competitive factors affecting the borrower.

  LPIG's commitments/outstandings by industry type at December 31, 1996:

                                              % OF TOTAL             % OF TOTAL
                                   COMMITMENT COMMITMENT OUTSTANDING OUTSTANDING
                                     AMOUNT     AMOUNT     AMOUNT      AMOUNT
                                   ---------- ---------- ----------- -----------
                                              (DOLLARS IN THOUSANDS)
   Manufacturing.................   $ 69,893     26.2%    $ 43,865       27.3%
   Television broadcasting.......     24,625      9.2       15,040        9.4
   Paper.........................     15,195      5.7        7,670        4.8
   Supermarkets..................     14,474      5.4       10,784        6.7
   Defense.......................      4,643      1.7        1,427         .9
   Hotels........................     33,942     12.7       14,436        9.0
   Credit information services...     11,000      4.1        6,054        3.8
   Air carrier...................     20,000      7.5       16,484       10.2
   Cable television..............     10,000      3.8        6,937        4.3
   Outdoor advertising...........     19,000      7.1        6,479        4.0
   Food distribution.............      4,917      1.8        4,917        3.1
   Restaurants...................      5,000      1.9        5,000        3.1
   Direct mail advertising.......      4,758      1.8        2,664        1.7
   Park management...............      4,620      1.7        3,580        2.2
   Waste disposal services.......     10,000      3.8        6,129        3.8
   Office products dist..........     15,000      5.6        9,205        5.7
                                    --------    -----     --------      -----
       Total.....................   $267,067    100.0%    $160,671      100.0%
                                    ========    =====     ========      =====

 Auto Lend Group

  SPTL's Auto Lend Group ("Auto Lend") was established in September 1996, to provide automobile inventory financing for automobile dealers. The principal types of loans originated are fixed-rate lines of credit. Auto Lend had $28.8 million of commitments and $4.6 million of loans outstanding at December 31, 1996. SPTL believes that Auto Lend's products offer synergistic opportunities, when offered in connection with SPTL's sub-prime auto lending ability, to provide car dealers a complete financing package. See "--Consumer Lending-- Auto Lending Division."

CONSUMER LENDING

  Through SPTL, the Company also makes consumer loans consisting of sub-prime automobile finance loans, home improvement loans and other consumer credit.

 Auto Lending Division

  ALD was formed in October 1994 to finance new and used automobile purchase contracts. ALD's borrowers are generally credit-impaired and therefore are unable to access traditional sources of financing from banks and captive automobile finance companies. ALD seeks to offset the increased risk of default in its portfolio with higher yields and aggressive servicing and collection activities.

  During the year ended December 31, 1996 and December 31, 1995, ALD originated approximately $35.0 million and $19.0 million, respectively, in automobile loans. SPTL currently generates automobile loans through three Northern California retail offices and anticipates expanding its activities within California.

 Home Improvement Loans and Other Consumer Credit

  CCD was formed in early 1994 to offer loans primarily to finance home improvements and consumer goods. CCD's business is developed through a network of retailers and contractors throughout California. All loans are centrally processed, approved and funded at CCD's headquarters in Irvine, California.

  Home improvement loans offered by CCD range from $5,000 to $350,000 and include major remodeling projects that are sometimes coupled with refinancings. CCD's typical loan is secured by a junior lien. In addition, CCD purchases unsecured installment sales contracts to finance certain home improvements such as air conditioning, roofing, kitchen or bathroom remodeling.

  During the years ended December 31, 1996 and December 31, 1995, CCD originated $22.0 million and $14.6 million in loans, respectively, all of which are held for investment. At December 31, 1996 and December 31, 1995 $0.9 million and $0.6 million or 2.4% and 2.3%, respectively, of CCD's outstanding loans were 30 days or more delinquent.

NON-CONFORMING RESIDENTIAL LENDING

  SPFC originates, purchases and sells high yielding, single family non-conforming mortgage loans. Substantially all of SPFC's loans are secured by first or second mortgages on owner occupied single family residences. The majority of the originated and purchased loans are made to borrowers who do not qualify for or are unwilling to obtain financing from conventional mortgage sources. SPFC's mortgage loan originations and purchases for the year ended December 31, 1996 were $789.9 million. SPFC securitized $657.4 million of non-conforming residential mortgage loans for the year ended December 31, 1996.

OTHER ACTIVITIES

 SPFC

  During the years ended December 31, 1996 and December 31, 1995, a substantial portion of the Company's operations were conducted through its non-conforming residential mortgage lending subsidiary, SPFC. SPFC commenced operations in January 1993 as a division of SPTL, and has been an operating subsidiary of ICII since April 1995. SPFC completed an initial public offering of its common stock in June 1996 and its stock is listed on the New York Stock Exchange under the symbol "SFC."

  As of December 31, 1996, ICII owned 51.2% of SPFC; ICII expects that its percentage ownership of SPFC will be reduced to below 50% at which point the financial statements of SPFC would not be consolidated with those of ICII. For a further description, see "Deconsolidation" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  SPFC is a specialty finance company engaged in the business of originating, purchasing and selling high-yielding, sub-prime mortgage loans secured primarily by one-to-four family residences. The majority of SPFC's loans are made to owners of single family residences who use the loan proceeds for purposes such as debt consolidation, financing of home improvements and educational expenditures. SPFC focuses on lending to individuals who often have impaired or unsubstantiated credit histories and/or unverifiable income. As a result, SPFC's customers are less likely to qualify for loans from conventional sources and generally pay higher interest rates as compared to interest rates charged by conventional mortgage sources. Substantially all of SPFC's mortgage loans originated or purchased during the years ended December 31, 1996 and December 31, 1995, were secured by first mortgages, and the remainder were secured by second mortgages. SPFC originates and purchases loans through its wholesale division (the "Wholesale Division"), its retail/telemarketing division (the "Retail/Telemarketing Division"), its correspondent program (the "Correspondent Program"), and its institutional division (the "Institutional Division").

  SPFC originates a majority of its loans through its Wholesale Division, which is currently comprised of approximately 68 account executives located in 14 sales offices who have established relationships with independent mortgage brokers. For the year ended December 31, 1996, the Wholesale Division originated loans in 50 states and the District of Columbia. Of the Wholesale Division's 14 sales offices, four are located in California, two in Oregon, and one in each of Ohio, Washington, Florida, Colorado, Illinois, Massachusetts, Virginia and Texas. The Wholesale Division originated $511.8 million and $267.4 million of loans during the years ended December 31, 1996 and December 31, 1995 respectively, representing 64.8% and 92.7% of SPFC's total loan originations and purchases during the respective periods.

  SPFC recently formed its Retail/Telemarketing Division to solicit loans directly from prospective borrowers. The Retail/Telemarketing Division originates loans through predictive dialing machines, which combine telephone dialing technology with an on-line computer to facilitate the loan origination process. The predictive dialing machine (i) automatically dials prospective borrowers, (ii) provides the telemarketer with an on-screen marketing presentation to market efficiently SPFC's loan products and (iii) provides an interactive loan underwriting program and loan quotation system to assess immediately the prospect's borrowing capability. During the year ended December 31, 1996, SPFC originated $4.6 million of mortgage loans through the Retail/Telemarketing Division.

  SPFC purchases loans through its Correspondent Program. Loans purchased through the Correspondent Program are complete loan packages that have been underwritten and funded by mortgage bankers or financial institutions. All loans purchased through the Correspondent Program are reunderwritten by SPFC's underwriting staff to determine that the loan packages are complete and materially adhere to SPFC's underwriting guidelines. During the years ended December 31, 1996 and December 31, 1995 SPFC purchased $204.8 million and $21.1 million of mortgage loans, respectively, through its Correspondent Program.

  The Institutional Division, which began operations in 1996, also originates and purchases loans through relationships developed with small- to medium-sized commercial banks, savings banks and thrift institutions. During the year ended December 31, 1996, the Institutional Division originated and purchased $17.2 million of mortgage loans.

 Strategic Alliances

  In addition to originating loans through its Wholesale Division, Retail/Telemarketing and the Correspondent Program, SPFC purchases loans through its Strategic Alliance Division. Purchases under the Strategic Alliance Division increase SPFC's volume and diversify its sources of loan originations.

  Pursuant to such strategic alliances, SPFC will provide financing arrangements and a commitment to purchase qualifying loans, and the participant in such a strategic alliance will be entitled to participate in the potential profitability of SPFC sponsored securitizations. SPFC currently has two active strategic alliance partners and two strategic alliance acquisitions. All four specialize in home equity loans. During the year ended December 31, 1996, SPFC purchased $51.5 million of mortgage loans through the Strategic Alliance Program.

  SPFC sells a majority of its loan origination and purchase volume through public securitizations. Generally, in each securitization transaction, SPFC retains an interest in the loans sold through interest-only and residual certificates, which are amortized over an estimated average life. Cash flow received from these interest-only and residual certificates is subject to the prepayment and loss characteristics of the underlying loans. During the years ended December 31, 1996 and December 31, 1995, SPFC securitized $657.4 million and $164.9 million of mortgage loans, respectively.

  SPFC retains the servicing rights on all loans it originates or purchases. In September 1995, SPFC chose to outsource its loan servicing operations to Advanta Mortgage Corp. USA. As of December 31, 1996, SPFC's servicing portfolio (inclusive of securitized loans for which SPFC has ongoing risk of loss but has no remaining servicing rights or obligations) was $908 million.

  The delinquency experience as a percentage of loans held for sale or securitization included in SPFC's servicing portfolio and securitized loans originated by SPFC but serviced by an affiliate or by an outside party was 6.9%, 3.4%, and 1.3%, at December 31, 1996, 1995, and 1994, respectively.

 ICAI

  Imperial Credit Advisors, Inc. ("ICAI"), a wholly owned subsidiary of ICII, oversees the day-to-day operations of ICMH, pursuant to a management agreement more fully described in "Certain Transactions--Relationships with ICMH--Other Transactions--General."

 DRI

  In September 1996, the Company entered into various transactions with Dabney/Resnick, Inc. subsequently renamed Dabney/Resnick/Imperial, LLC ("DRI"). DRI engages in investment banking activities. ICII has acquired a 1% equity interest in DRI and has purchased a warrant to acquire an additional 48% interest therein.

  DRI is an investment bank that serves institutional, high net worth, and corporate clients. DRI's services include securities underwriting, sales and trading, financial advisory services, investment research, and asset management. DRI manages and underwrites public offerings of securities, arranges private placements and provides advisory and other services in connection with mergers, acquisitions, restructurings, and other financial transactions. See "Strategic Focus and Acquisition" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

 ICIFC

  In November 1995, the Company contributed to ICIFC certain of the operating assets and customer lists of the Company's mortgage conduit operations in exchange for 100% of ICIFC's common stock, representing 1% of the economic interest in ICIFC. ICMH owns 100% of ICIFC's non-voting preferred stock, representing 99% of the economic interest in ICIFC. Since 100% of the common stock of ICIFC is owned by the Company, the Company consolidates the financial statements of ICIFC in its financial statements. As a result, the assets and liabilities of the Company reflected on its balance sheet are significantly greater than they would otherwise be absent such consolidation. However, since the Company only owns 1% of the economic interest of ICIFC, it considers ICIFC's operations immaterial to the Company.

  To more properly reflect the Company's future financial condition the Company intends to dispose of its common stock interest in ICIFC at which point the financial statements of ICIFC would not be consolidated with those of ICII. For a further description, see "Deconsolidation" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

LOANS HELD FOR INVESTMENT

  The following table sets forth certain information regarding the Company's loans held for investment. Substantially all of the Company's loans held for investment are held by SPTL:

                                                AT DECEMBER 31
                                    ------------------------------------------
                                       1996       1995       1994       1993
                                    ----------  --------  ----------  --------
                                                (IN THOUSANDS)
   Loans secured by real estate:
   One to four family.............. $  375,476  $228,721  $  897,494  $ 73,636
   Multi-family....................      2,527     7,028      82,004    61,908
   Commercial......................     11,011   133,189      30,287    21,663
                                    ----------  --------  ----------  --------
                                       389,014   368,938   1,009,785   157,207
   Leases..........................     99,717     7,297      23,667     2,969
   Installment loans...............     34,248     1,900       4,290        12
   Franchise loans.................    115,910    46,766         --        --
   Asset based loans...............    288,528   154,252         --        --
   Commercial loans................    173,932   110,104       5,882       247
                                    ----------  --------  ----------  --------
                                     1,101,349   689,257   1,043,624   160,435
   Unearned income.................     (6,336)   (5,217)     (5,900)   (1,406)
   Deferred loan fees..............     (6,415)   (1,540)     (1,115)   (1,180)
                                    ----------  --------  ----------  --------
                                     1,088,598   682,500   1,036,609   157,849
   Allowance for loan losses.......    (19,999)  (13,729)     (7,054)   (3,254)
                                    ----------  --------  ----------  --------
       Total....................... $1,068,599  $668,771  $1,029,555  $154,595
                                    ==========  ========  ==========  ========

  The Company's loans held for investment are primarily comprised of first and second lien mortgages secured by residential and income producing real property in California, leases secured by equipment, asset-based loans to middle market companies mainly in California, and loans to experienced franchisees of national and regional restaurant franchises. As a result, the loan portfolio has a high concentration in the same geographic region. Although the Company has a diversified portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economy of California.

  With respect to loans held for investment at SPTL, a continuing decline in California real estate values may adversely affect the underlying loan collateral. In order to reduce the Company's risk of loss on any one credit, the Company has historically sought to maintain a fairly low average loan size within the portfolio of loans held for investment. The average loan size and single largest loan, excluding loans originated by CBC, of the loans originated by and held for investment at SPTL at December 31, 1996 and December 31, 1995 were $0.1 million and $11.0 million, and $0.1 million and $3.4 million, respectively. The largest loan held for investment at December 31, 1996 and December 31, 1995 was a performing loan secured by a first deed of trust.

  Non-performing assets ("NPA's") consist of nonaccrual loans, loans with modified terms and OREO. The Company's policy is to place all loans 90 days or more past due on nonaccrual. Any mortgage loans held for sale, originated or acquired as part of the Company's former mortgage banking operations which are held more than 90 days after origination are classified as mortgage loans held for investment and are transferred at the lower of carrying value or market value. Such loans may be unsalable for a variety of reasons, including documentation deficiencies, payment defaults or borrower misrepresentations.

  The former mortgage banking operations' OREO arises primarily through foreclosure on mortgage loans repurchased from investors, typically due to a breach of representations or warranties. The Company incurred losses of approximately $5 million related to the activities during the year ended December 31, 1996. During the years ended December 31, 1995 and 1994, the impact of loans repurchased as the result of borrower misrepresentations was not material.

  The following table sets forth the amount of NPA's attributable to the Company's former mortgage banking operations and to all of its other lending activities:

                                                              AT DECEMBER 31,
                          ------------------------------------------------------------------------------------------
                                  1996                   1995                   1994                   1993
                          ---------------------- ---------------------- ---------------------  ---------------------
                                        FORMER                 FORMER      ALL       FORMER                 FORMER
                          ALL OTHER    MORTGAGE  ALL OTHER    MORTGAGE    OTHER     MORTGAGE   ALL OTHER   MORTGAGE
                           LENDING     BANKING    LENDING     BANKING    LENDING    BANKING     LENDING    BANKING
                          ACTIVITIES  OPERATIONS ACTIVITIES  OPERATIONS ACTIVITIES OPERATIONS  ACTIVITIES OPERATIONS
                          ----------  ---------- ----------  ---------- ---------- ----------  ---------- ----------
                                                          (DOLLARS IN THOUSANDS)
Nonaccrual loans:
 One to four family.....  $   24,711   $19,928   $    2,652   $ 20,990   $  4,012  $    5,697   $  1,124  $    1,198
 Commercial property....       3,052       --         1,824        --       2,201         --       1,481         --
 Multi-family property..       1,421       --         5,522        --       1,195         --       1,136         --
 Leases.................         997       --           --         --         --          --         --          --
                          ----------   -------   ----------   --------   --------  ----------   --------  ----------
   Total nonaccrual
    loans...............      30,181    19,928        9,998     20,990      7,408       5,697      3,741       1,198
                          ----------   -------   ----------   --------   --------  ----------   --------  ----------
OREO:
 One to four family.....       6,639     3,508        1,937      4,173      1,217       1,277        189       2,148
 Commercial property....       1,200       --           211        --         445         --         358         --
 Multi-family property..         867       --           858        --         329         --         781         --
                          ----------   -------   ----------   --------   --------  ----------   --------  ----------
   Total OREO...........       8,706     3,508        3,006      4,173      1,991       1,277      1,328       2,148
                          ----------   -------   ----------   --------   --------  ----------   --------  ----------
Loans with modified
 terms:
 One to four family.....         800       --           870        --          76         --          47         --
 Commercial property....         456       --           --         --         --          --         702         --
 Multi-family property..         --        --           --         --         --          --         871         --
                          ----------   -------   ----------   --------   --------  ----------   --------  ----------
Total loans with
 modified terms.........       1,256       --           870        --          76         --       1,620         --
                          ----------   -------   ----------   --------   --------  ----------   --------  ----------
   Total NPAs...........  $   40,143   $23,436   $   13,874   $ 25,163   $  9,475  $    6,974   $  6,689  $    3,346
                          ==========   =======   ==========   ========   ========  ==========   ========  ==========
   Total loans and OREO.  $2,015,031   $40,955   $1,168,783   $869,463   $216,555  $1,094,144   $120,606  $1,281,313
Total NPA's as a
 percentage of loans and
 OREO...................        1.99%    57.22%        1.19%      2.89%      4.38%       0.64%      5.55%       0.26%

  The following table summarizes certain information regarding the Company's allowance for loan losses and losses on OREO:

                                               YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                             1996     1995     1994     1993
                                            -------  -------  -------  -------
                                                    (IN THOUSANDS)
   Allowance at beginning of period........ $13,729  $ 7,054  $ 3,255  $ 1,995
   Provision for loan and lease losses.....   9,773    5,450    5,150    2,350
   Business acquisitions and bulk loan
    purchases..............................   4,500    4,320      --       --
   Loans charged off.......................  (8,326)  (3,106)  (1,436)  (1,124)
   Recoveries on loans previously charged
    off....................................     323       11       85       34
                                            -------  -------  -------  -------
   Net charge-offs.........................  (8,003)  (3,095)  (1,351)  (1,090)
                                            -------  -------  -------  -------
     Allowance at end of period............ $19,999  $13,729  $ 7,054  $ 3,255
                                            =======  =======  =======  =======
   OREO losses:
     OREO writedowns.......................   3,252  $ 2,085  $   369  $   406
     Loss (gain) on sale of OREO...........   2,842     (957)    (119)     (62)
                                            -------  -------  -------  -------
       Total OREO losses................... $ 6,094  $ 1,128  $   250  $   344
                                            =======  =======  =======  =======

  The percentage of the allowance for loan losses to nonaccrual loans will not remain constant due to the nature of the Company's portfolio of mortgage loans. The collateral for each non-performing mortgage loan is analyzed by the Company to determine potential loss exposure, and in conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan losses. On an ongoing basis, management monitors the loan portfolio and evaluates the adequacy of the allowance for loan losses.

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

FUNDING AND SECURITIZATIONS

  The Company's liquidity requirements are met primarily by repurchase facilities, warehouse lines of credit from financial institutions, securitizations, whole loan sales, SPTL customer deposits and FHLB borrowings. The Company has also accessed the capital markets through equity and debt offerings.

  As of December 31, 1996, the Company had warehouse lines of credit and commitments of $435.2 million, excluding financing at SPFC and ICIFC and amounts available to ICII under a warehouse facility with PaineWebber Incorporated which the Company does not anticipate using in the future. Amounts outstanding under these facilities at December 31, 1996 totaled $197.5 million. Business operations conducted through divisions of SPTL will be primarily financed through deposits, capital contributions from ICII to SPTL and Federal Home Loan Bank of San Francisco ("FHLB") borrowings. At December 31, 1996, SPTL had total deposits of approximately $1.1 billion (excluding deposits of the Company maintained with SPTL).

 Repurchase and Warehouse Facilities

  The Company is dependent upon its ability to access repurchase facilities and warehouse lines of credit in order to fund new originations and purchases. The Company has repurchase facilities and warehouse lines of credit, under which it had available approximately $237.7 million in financing at December 31, 1996 excluding financing available to ICIFC and SPFC, and amounts available under a $200 million warehouse facility with PaineWebber Incorporated (the "PaineWebber Line") which the Company does not anticipate using in the future. At such date, approximately $197.5 million in borrowings were outstanding under such facilities, excluding borrowings by ICIFC and SPFC and the PaineWebber Line. See "--Other Activities--ICIFC."

  The Company, excluding ICIFC's and SPFC's lines and facilities and the PaineWebber Line, had various warehouse lines and reverse repurchase facilities available as follows at December 31, 1996.

                                      PRINCIPAL
                         COMMITMENT    AMOUNT
                          AMOUNT(1)  OUTSTANDING              INDEX                EXPIRATION DATE
                         ----------- -----------              -----                ---------------
                             (IN THOUSANDS)
Warehouse Lending
 Corporation of America
 (ICII)(2).............. $    20,000  $  4,600     LIBOR plus 250 basis points         Expired
Imperial Warehouse
 Lending Group (ICII)...      20,000     5,077   Prime Rate minus 25 basis points September 30, 1997
CS First Boston (FMAC)..     200,000    48,773     LIBOR plus 125 basis points    December 31, 1997
Banco Santander
 (FMAC)(3)..............      50,000    16,229     LIBOR plus 225 basis points     Under extension
Greenwich Financial
 Capital Products, Inc.
 (FMAC)................. Unspecified    35,158     LIBOR plus 175 basis points    30 days on demand
CoreStates Bank, N.A.
 (IBC)..................      10,000     1,111     LIBOR plus 230 basis points    November 30, 1997
Conti (IBC).............     100,000    87,657     LIBOR plus 200 basis points      April 10, 1997
                         -----------  --------
  Total................. $   400,000  $198,605
                         ===========  ========

--------
(1) At December 31, 1996, SPFC had two warehouse facilities, a $150 million commitment with Morgan Stanley Mortgage Capital, Inc. having an index of LIBOR plus 70 basis points, of which $152.7 million was outstanding at such date, and a $200 million commitment with Lehman Commercial Paper Inc. having an index of LIBOR plus 80 to 95 basis points, of which $0 million was outstanding at such date. In addition, at December 31, 1996, ICIFC had a $600 million commitment from IWLG having an index of Bank of America's Prime Rate, of which $337.4 million was outstanding at such date. At December 31, 1996, ICII had a $200 million commitment under the PaineWebber Line having an index of LIBOR plus 65 to 85 basis points, of which $5.7 million was outstanding at such date.

(2) The availability under this facility expired in August 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

(3) FMAC is currently negotiating an extension of this facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

 Securitizations of Assets


  The Company has created Capitalized Excess Servicing Fees Receivable and Interest-only and Residual Certificates as a result of the sale of loans and (to a lesser extent) leases through various trust vehicles. Each trust vehicle, primarily consisting of real estate mortgage investment conduits ("REMICs"), is majority owned by an independent third party who has made a substantial capital investment and has substantial risks and rewards of ownership of the assets of the trust; therefore, these trust vehicles are not consolidated with the Company. Capitalized Excess Servicing Fees Receivable and Interest-only and Residual Certificates on the sale of loans and leases are determined by computing the present value of the excess of the weighted average coupon on the loans and leases sold over the sum of: (i) the coupon in the pass-through certificates, (ii) a base servicing fee paid to the loan or lease servicer, (iii) expected losses to be incurred on the portfolio of loans or leases sold, and considering (iv) prepayment assumptions. Prepayment assumptions are based on recent evaluations of the actual prepayments of the Company's servicing portfolio or on market prepayment rates on new portfolios and consideration of the current interest rate environment and its potential impact on prepayment rates. The cash flows expected to be received by the Company, not considering the expected losses, are discounted at an interest rate that the Company believes an unaffiliated third-party purchaser would require as a rate of return on such a financial instrument.

  Expected losses are discounted using a rate equivalent to the risk-free rate for securities with a duration similar to that estimated for the underlying loans and leases sold. The excess servicing cash flows are available to the Company to the extent that there is no impairment of the credit enhancements established at the time the loans and leases are sold. Such credit enhancements are classified as retained interest in loan and lease securitizations on the consolidated balance sheets and represent the amount of overcollateralization of the pass-through certificates. Capitalized Excess Servicing Fees Receivable are amortized using the interest method. Interest-only and residual certificates in loan securitizations retained by SPFC are held as trading securities and are adjusted to their respective market values quarterly with corresponding charges and credits made to income in the adjustment period. To the extent that actual future performance results are different from the excess cash flows the Company estimated, the Company's Capitalized Excess Servicing Fees Receivable and Interest-only and residual certificates will be adjusted quarterly with corresponding adjustments made to income in that period. Carrying values of the Company's Capitalized Excess Servicing Fees Receivable were subject to relative fair value allocations.

  Each loan or lease securitization has specific credit enhancement requirements in the form of overcollateralization which must be met before the Company receives cash flows due. As the securitized assets generate excess servicing fees, they are initially used to pay down the balance of the pass-through certificates until such time as the ratio of securitized assets to pass-through certificates reaches the overcollateralization requirement specified in each securitization. This overcollateralization amount is carried on the balance sheet as retained interest in loan and lease securitizations. After the overcollateralization requirement and the other requirements specified in the pooling and servicing agreement have been met, the Company begins to receive the excess servicing fees and a portion of the retained interest on a monthly basis.

  The Company's purchased and originated mortgage servicing rights ("PMSR's" and "OMSR's") are subject to some degree of volatility in the event of unanticipated prepayments or defaults. Prepayments in excess of those anticipated at the time PMSR's and OMSR's are recorded result in accelerated amortization. Such prepayments may result in the impairment of PMSR's and OMSR's. At December 31, 1996 and December 31, 1995, PMSR's and OMSR's together amounted to $14.9 million and $18.4 million, respectively.

  For the years ended December 31, 1996, 1995 and 1994, the Company's amortization rates of its PMSR's and OMSR's were 13%, 23% and 19%, respectively as a percentage of the average balance of PMSR's and OMSR's outstanding during the period.

  During the years ended December 31, 1996, 1995, and 1994, the Company recognized accelerated amortization of PMSR's and OMSR's due to prepayments of $0, $1.2 million, and $0.3 million, respectively. During the years ended December 31, 1996, 1995, and 1994, the Company incurred no impairment related charge-offs of its PMSR's and OMSR's.

  At December 31, 1996 and December 31, 1995, the Company's consolidated balance sheet reflected retained interest in loan and lease securitizations of $49.5 million and $14.3 million, respectively. At December 31, 1996 and December 31, 1995, the Company's consolidated balance sheet reflected Capitalized Excess Servicing Fees Receivable of $23.1 million and $33.2 million, respectively. Capitalized Excess Servicing Fees Receivable is computed using prepayment, default, discount rate and interest rate assumptions that the Company believes market participants would use for similar instruments at the time of sale. There is no liquid market for Capitalized Excess Servicing Fees Receivable; therefore, no assurance can be given that all or any portion of Capitalized Excess Servicing Fees Receivable could be sold at its stated value on the consolidated balance sheet.

  During the year ended December 31, 1996, the Company had completed seven loan and lease securitizations totaling $1.3 billion. Non-conforming residential mortgage loans totaled $657.4 million, multi-family and commercial mortgage loans totaled $277.0 million, franchise loans totaled $325.1 million and equipment leases totaled $87.0 million.

  The following table sets forth the securitizations effected by the Company since inception:

                                                                    PRINCIPAL
                                                                     AMOUNT
   ISSUE DATE                     ISSUANCE NAME                    SECURITIZED
   ----------                     -------------                   -------------
                                                                  (IN MILLIONS)
   December 1994  Prudential Securities 1994-6.................     $   45.5
   March 1995     Prudential Securities 1995-1.................         95.5
   June 1995      Southern Pacific Secured Assets Corp.                 55.3
                  ("SPSAC") 1995-1.............................
   August 1995    Second delivery of SPSAC 1995-1..............         20.0
   August 1995    Donaldson, Lufkin & Jenrette ("DLJ") 1995-4..        290.9
   September 1995 SPSAC 1995-2.................................        261.7
   November 1995  DLJ 1995-5...................................         98.3
   November 1995  Second delivery of SPSAC 1995-2..............         28.0
   December 1995  Third delivery of SPSAC 1995-2...............          2.3
   December 1995  Franchise Loan Receivables Trust ("FLRT")            105.2
                  1995-B.......................................
   March 1996     SPSAC 1996-1.................................        102.4
   June 1996      SPSAC 1996-2.................................        130.0
   June 1996      FLRT 1996-A..................................        167.4
   July 1996      Second delivery of SPSAC 1996-2..............         40.0
   August 1996    SPSAC 1996-3.................................        150.0
   September 1996 Southern Pacific Thrift & Loan 1996 C-1......        277.0
   October 1996   Second delivery of SPSAC 1996-3..............         50.0
   December 1996  SPSAC 1996-4.................................        185.0
   December 1996  FLRT 1996-B..................................        157.7
                                                                    --------
                  Total(1).....................................     $2,262.2
                                                                    ========

--------
(1) Excludes IBC's monthly deliveries to a Citicorp North America, Inc. securitization vehicle which totaled $87.0 and $85.2 million for the year ended December 31, 1996 and 1995, respectively

 SPTL Deposits

  SPTL obtains its funds from depositors by issuing FDIC insured passbook accounts and term certificates of deposit. SPTL solicits both individual and institutional depositors for new accounts through print advertisements and computerized referral networks. SPTL currently maintains two deposit gathering facilities in Southern California. At such facilities, tellers provide banking services to customers such as accepting deposits and permitting withdrawals. However, customers are not offered check writing services or offered demand deposit accounts. Generally, certificates of deposit are offered for terms of one to 12 months. See "--Regulation--Thrift and Loan Operations--Limitations on Types of Deposits" for a description of limitations on types of deposits that SPTL, as a thrift and loan, can accept.

  The following table sets forth the distribution of SPTL's deposit accounts (prior to intercompany elimination), and the weighted average nominal interest rates on each category of deposits:

                               AT DECEMBER 31, 1996              AT DECEMBER 31, 1995
                         --------------------------------- ---------------------------------
                                               WEIGHTED                          WEIGHTED
                                      % OF      AVERAGE                 % OF      AVERAGE
                           AMOUNT   DEPOSITS INTEREST RATE   AMOUNT   DEPOSITS INTEREST RATE
                         ---------- -------- ------------- ---------- -------- -------------
                                               (DOLLARS IN THOUSANDS)
Passbook accounts....... $   47,890    4.5%      4.73%     $   51,146    4.7%      1.27%
Time deposits of less
 than $100,000..........    803,556   74.9       5.84         755,499   69.1       5.67
Time deposits of
 $100,000 and over......    220,820   20.6       5.74         286,794   26.2       5.97
                         ----------  -----                 ----------  -----
  Total................. $1,072,266  100.0%      5.77%     $1,093,439  100.0%      5.54%
                         ==========  =====                 ==========  =====

  The following table sets forth the dollar amount of deposits by time remaining to maturity:

                                           AT DECEMBER 31,     AT DECEMBER 31,
                                                1996                1995
                                         ------------------- -------------------
                                                      % OF                % OF
                                           AMOUNT   DEPOSITS   AMOUNT   DEPOSITS
                                         ---------- -------- ---------- --------
                                                 (DOLLARS IN THOUSANDS)
Three months or less.................... $  404,565   37.7%  $  356,353   32.6%
Over three months through six months....    279,397   26.1      259,300   23.7
Over six months through twelve months...    311,862   29.1      367,285   33.6
Over twelve months......................     76,442    7.1      110,501   10.1
                                         ----------  -----   ----------  -----
  Total................................. $1,072,266  100.0%  $1,093,439  100.0%
                                         ==========  =====   ==========  =====

  Certificates of deposit of $100,000 and over totaled approximately $220.8 million and $286.8 million at December 31, 1996 and 1995, respectively. Interest expense associated with certificates of deposit of $100,000 and over was approximately $13.6 million, $15.4 million and $16.8 million for the years ended December 31, 1996, 1995 and 1994, respectively.

  Since December 31, 1991, SPTL has increased its deposits as necessary so that deposits together with cash, liquid assets and FHLB borrowings, have been sufficient to provide SPTL funding for its lending activities. The weighted average interest rate of the deposit accounts was 5.77% at December 31, 1996 as compared to 5.54% at December 31, 1995 and 4.80% at December 31, 1994.

  The Company believes that SPTL's local marketing strategies, as well as its utilization of domestic money markets, have been the basis by which SPTL has been able to acquire new deposits at levels consistent with management's financial targets. Certain levels of growth of SPTL's assets and deposits require notice to the FDIC.

  As an additional source of funds, SPTL was approved in 1991 to become a member of the FHLB. Currently, SPTL is approved for borrowings from the FHLB pursuant to a secured line of credit that is automatically adjusted subject to applicable FHLB regulations and available pledged collateral. At December 31, 1996 $140.5 million was outstanding bearing an average interest rate of 6.30%.

COMPETITION

  The businesses in which the Company operates are highly competitive. The Company faces significant competition from other commercial and consumer finance lenders, commercial banks, credit unions, thrift institutions and securities firms, among others. Many of these competitors are substantially larger and have more capital and other resources than the Company. Competition can take many forms, including convenience in obtaining a loan or lease, customer service, marketing and distribution channels and interest rates charged to borrowers. In addition, the current level of gains realized by the Company and its competitors on the sale of their loans and leases could attract additional competitors into these markets, with the possible effect of lowering gains that may be realized on the Company's future loan and lease sales.

  Wholesale originations are expected to remain a significant part of the Company's loan and lease production programs. As a wholesale purchaser of loans and leases, the Company is exposed to fluctuations in the volume and cost of wholesale loans and leases resulting from competition with other purchasers of such loans and leases, market conditions and other factors.

  Management believes that SPTL's most direct competition for deposits comes from savings and loan associations, other thrift and loan companies, commercial banks and credit unions. The Company's cost of funds fluctuates with general market interest rates. During certain interest rate environments, additional significant competition for deposits may be expected from corporate and governmental debt securities as well as money market mutual funds.

REGULATION

  The Company's businesses are subject to extensive regulation in the United States at both the federal and state level. In the Company's home equity loan and financing businesses, regulated matters include loan origination, credit activities, maximum interest rates, finance and other charges, disclosure to customers, the terms of secured transactions, the collection, repossession and claims handling procedures utilized by the Company, multiple qualification and licensing requirements for doing business in various jurisdictions and other trade practices. As a part of the financing and asset securitization business, the Company is required to register as a broker-dealer with certain Federal and state securities regulatory agencies and is a member of the NASD.

 Truth in Lending

  The Truth in Lending Act ("TILA") and Regulation Z promulgated thereunder contain disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. TILA also guarantees consumers a three day right to cancel certain credit transactions including loans of the type originated by the Company.

  The Company believes that it is in compliance with TILA in all material respects. The enforcement provisions applicable to TILA grant broad powers to the appropriate federal regulatory agencies or the Federal Trade Commission to enforce TILA with respect to those entities not otherwise subject to federal regulations, such as the Company. TILA also contains criminal penalties for willful violations and grants a private right of action with specified statutory damage rewards for certain violations. If the Company were found not to be in compliance with TILA with respect to certain loans, aggrieved borrowers could have the right to rescind their mortgage loan transactions and to demand the return of finance charges paid to the Company, and other damages provided under TILA. The Board of Governors of the Federal Reserve System recently amended Regulation Z to add rescission "tolerances" to the rule to limit the rule's rescission remedy to disclosure inaccuracies of the finance charge which amount to over one percent of the face amount of the note. The new rule also implements amendments to TILA which provide for rescission after the initiation of foreclosure proceedings under certain circumstances.

  TILA applies to all individuals and businesses that regularly extend consumer credit which is subject to a finance charge or is payable by a written agreement in more than four installments and is primarily for personal, family or household purposes. As such, TILA is applicable to the Company and its subsidiaries. Generally, TILA requires a creditor to make certain disclosures to the consumer concerning, among other things, finance charges and annual percentage rates. In addition to these general requirements, recent amendments to TILA require additional disclosures in connection with certain types of mortgage loans. These additional disclosure requirements apply to loans (other than mortgage loans to finance the acquisition or initial construction of a dwelling) with (i) total points and fees upon origination in excess of eight percent of the loan amount or $400, whichever is greater or (ii) an annual percentage rate of more than ten percentage points higher than comparably maturing United States Treasury securities ("Covered Loans"). Effective January 1, 1997, the $400 figure was adjusted by the Board of Governors of the Federal Reserve System to $424, in accordance with Regulation Z. These TILA provisions prohibit lenders from originating Covered Loans that are underwritten solely on the basis of the borrower's home equity without regard to the borrower's ability to repay the loan. The Company believes that only a small portion of loans originated in 1996 are of the type that, unless modified, are prohibited by TILA. It is the Company's policy to apply to all Covered Loans underwriting criteria that take into consideration the borrower's ability to repay.

  TILA also prohibits lenders from including prepayment fee clauses in Covered Loans to borrowers except in cases in which the penalty can be exercised only during the first five years following consummation of the loan, the consumer's total monthly debt-to-income ratio does not exceed 50% and the Covered Loans are not used to refinance existing loans originated by the same lender. The Company will continue to collect prepayment fees on loans originated prior to October 1995 (the effective date of the prepayment provision of TILA) and on non-Covered Loans, as well as on Covered Loans in permitted circumstances, but the level of prepayment fee revenue may decline in future years. TILA imposes other restrictions on Covered Loans, including restrictions on balloon payments and negative amortization features, which the Company does not believe will have a material impact on its operations.

 Other Lending Laws

  The Company and its subsidiaries are also required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), which prohibits creditors from discriminating against applicants on the basis of race, color, religion, sex, age or marital status. The ECOA also prohibits discrimination in the extension of credit based on the fact that all or part of the applicant's income derives from a public assistance program or the fact that the applicant has in good faith exercised any right under the Consumer Credit Protection Act. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for loans increases as a result of information obtained from a consumer credit agency, another statute, the Fair Credit Reporting Act of 1970, as amended, requires lenders to supply the applicant with the name and address of the reporting agency. The Company is also subject to the Real Estate Settlement Procedures Act of 1974, as amended, and is required to file an annual report with the Department of Housing and Urban Development pursuant to the Home Mortgage Disclosure Act.

  In addition, the Company is subject to various other Federal and state laws, rules and regulations governing, among other things, the licensing of, and procedures which must be followed by, mortgage lenders and servicers, and disclosures which must be made to consumer borrowers. Failure to comply with such laws may result in civil and criminal liability and may, in some cases, give consumer borrowers the right to rescind their mortgage loans and to demand the return of finance charges paid to the Company.

  In addition, certain of the loans originated or purchased by the Company, such as Title I home improvement loans, are insured by an agency of the Federal government. Such loans are subject to extensive government regulation.

 Environmental Liability

  In the course of its business, the Company may foreclose on properties securing loans that are in default. There is a risk that hazardous or toxic substances or petroleum constituents could be on such properties. In such event, it is possible that the Company could be held responsible for the cost of cleaning up or removing such waste depending upon the lender's activities, and such cost could exceed the value of the underlying properties.

  Under the laws of certain states, contaminated property may be subject to a lien on the property to assure payment for cleanup costs. In several states, such a lien has priority over the lien of an existing mortgage or owner's interest. In addition, under the laws of some states and under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), a lender may become liable for cleanup of a property and adjacent properties that are contaminated by releases from the mortgaged property if the lender engages in certain activities. These activities include foreclosure on the property and participation in the management or operational aspects of such property. In 1996 CERCLA was amended to eliminate federal lender liability under CERCLA in certain circumstances, including foreclosure if the lender resells the property at the earliest practicable, commercially reasonable time on commercially reasonable terms. In addition, the amendments defined the term participation in management, which provided some guidance to lenders about the nature of activities that would and would not give rise to liability under CERCLA. These amendments do not apply to state Superfund laws. Also, foreclosure and other activities on contaminated property may subject a lender to state tort liability.

 Future Laws

  Because each of the Company's businesses is highly regulated, the laws, rules and regulations applicable to the Company are subject to modification and change. There are currently proposed various laws, rules and regulations which, if adopted, could impact the Company. There can be no assurance that these proposed laws, rules and regulations, or other such laws, rules or regulations will not be adopted in the future which could make compliance more difficult or expensive, restrict the Company's ability to originate, broker, purchase or sell loans, further limit or restrict the amount of commissions, interest and other charges earned on loans originated, brokered, purchased or sold by the Company, or otherwise adversely affect the business or prospects of the Company.

THRIFT AND LOAN OPERATIONS

  SPTL is subject to regulation, supervision and examination under both Federal and California law. SPTL is subject to supervision and regulation by the California Commissioner of Corporations (the "Commissioner") and, as a member of the federal deposit insurance fund, by the FDIC. Neither the Company's mortgage banking operations nor SPTL's thrift business is regulated or supervised by the Office of Thrift Supervision, which regulates savings and loan institutions.

  ICII is not directly regulated or supervised by the Commissioner, the FDIC, the Federal Reserve Board or any other bank regulatory authority, except with respect to the general regulatory and enforcement authority of the Commissioner and the FDIC over transactions and dealings between ICII or any of its other subsidiaries and SPTL, and except with respect to both the specific limitations regarding ownership of the capital stock of a parent company of any thrift and loan association and the specific limitations regarding the payment of dividends from SPTL discussed below.

 General

  SPTL is governed by the California Industrial Loan Law and the rules and regulations of the Commissioner that, among other things, regulate in certain limited circumstances the maximum interest rates payable on, and the terms of, certain thrift deposits as well as the collateral requirements and maximum maturities of the various types of loans that are permitted to be made by California chartered industrial loan companies, also known as thrift and loan companies or thrifts. As SPTL's primary regulator, the Commissioner has broad supervisory and enforcement authority with respect to SPTL and its affiliates. The enforcement authority of the Commissioner over thrift and loan companies includes the ability to impose penalties for and to seek correction of violations of laws or regulations or unsafe or unsound practices by assessing monetary penalties, issuing cease and desist or removal and prohibition orders against a company, its directors, officers or employees and other persons, initiating injunctive actions or even taking possession of the business and property of a thrift and loan company. In general, such enforcement actions may be initiated for violations of laws, regulations, cease and desist orders or the thrift and loan company's articles of incorporation or for unsafe or unsound conditions or practices. Certain provisions of the California Industrial Loan Law also provide for the institution of civil or criminal actions against thrift and loan companies and their officers, directors, employees and affiliates with respect to violations of the law and related regulations.

  SPTL's deposits are insured by the FDIC to the full extent permissible by law. As an insurer of deposits, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises the operations of institutions to which it provides deposit insurance. SPTL is subject to the rules and regulations of the FDIC to the same extent as other state financial institutions that are insured by that entity. This supervision and regulation is intended primarily for the protection of depositors, and to ensure services for the public's convenience and advantage and to ensure the safety and soundness of the regulated institution. The approvals of the FDIC and the Commissioner are required before any merger, consolidation or change in control, or the establishment or relocation of any branch office facility of SPTL.

  The FDIC, as insurer of SPTL's deposits, also has broad enforcement authority over state-chartered thrift and loan companies, including the power in appropriate circumstances to issue cease-and-desist orders and removal and prohibition orders, to impose civil money penalties and to terminate the insurance of their insured accounts. The FDIC is required to notify the Commissioner of its intent to take certain types of enforcement actions with respect to a California chartered, FDIC insured thrift and loan company and of the grounds therefor. If satisfactory corrective action is not effectuated within an appropriate time by action of the Commissioner, the FDIC may proceed with its enforcement action. The FDIC may also terminate the deposit insurance of any insured depository institution if it determines that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by in writing by the FDIC.

  In September 1996, President Clinton signed into law, as part of a 1997 omnibus spending bill, the Economic Growth and Regulatory Paperwork Reduction Act of 1996, which simplifies and streamlines across a broad spectrum the regulation of federally-insured depository institutions in diverse areas including consumer credit, truth-in-lending, real estate residential lending, regulatory applications, branching, disclosures and advertising, regulatory examinations, insider lending and lender and fiduciary exposure for environmental contamination under the Comprehensive Environmental Response, Compensation and Liability Act (i.e., "Superfund" Liability) and the Solid Waste Disposal Act, and the elimination (after five years) of civil liability under the Truth in Savings Act.

 Recent Development

  In January 1996, the California Department of Corporations and the FDIC conducted a joint examination of SPTL. As a result of such examination, SPTL entered into a joint memorandum of understanding with the FDIC and the California Department of Corporations. The memorandum of understanding requires certain measures to be taken in the areas of: (i) hiring and retention of management, (ii) adoption of systems to monitor and control risk,
(iii) correction of certain violations of law, (iv) credit review and (v) enhancement of other operational policies. SPTL does not believe that this informal agreement will have a material adverse effect on the Company. In the event that SPTL fails to comply with the memorandum of understanding, SPTL and its affiliates, officers and directors could be subject to various enforcement actions, including cease and desist orders, criminal and civil penalties, removal from office, termination of deposit insurance or the revocation of SPTL's charter. Any such enforcement action could have a material adverse effect on the Company. Management believes SPTL has complied fully with the terms of the memorandum of understanding at December 31, 1996.

 Limitations on Investments

  Subject to restrictions imposed by California law, SPTL is permitted to make secured and unsecured consumer and non-consumer loans. The maximum term for repayment of loans made by thrift and loan companies may be as long as 40 years and 30 days depending upon collateral and priority of the lender's lien on the collateral, except that loans with repayment terms in excess of 30 years and 30 days may not in the aggregate exceed five percent of total outstanding loans and obligations of the thrift. Although secured loans may generally be repayable in unequal periodic payments during their respective terms, consumer loans secured by real property with terms in excess of three years must be repayable in substantially equal periodic payments unless such loans were made or purchased by the thrift and loan under the Garn-St Germain Depository Institutions Act of 1982 (which applies primarily to one to four unit single family residential loans).

  California law limits lending activities outside of California by thrift and loan companies to no more than 40% of total assets. California law contains extensive requirements for the diversification of the loan portfolio of thrift and loan companies.

  A thrift and loan with outstanding certificates of deposit may not, among other things: (i) place more than 25% of its loans or other obligations in loans or obligations that are secured only partially, but not primarily, by real property; (ii) make any one loan secured primarily by improved real property that exceeds 20% of its paid-up and unimpaired capital stock and surplus not available for dividends; (iii) lend an amount in excess of five percent of its paid-up and unimpaired capital stock and surplus not available for dividends upon the security of the stock of any one corporation; (iv) make loans to, or hold the obligations of, any one person as primary obligor in an aggregate principal amount exceeding 20% of its paid-up and unimpaired capital stock and surplus not available for dividends; and (v) have more than 70% of its total assets in loans that have remaining terms to maturity in excess of seven years and are secured solely or primarily by real property. At each of December 31, 1996 and December 31, 1995, SPTL had paid-up and unimpaired capital stock and surplus not available for dividends of $80.5 million and $80.5 million, respectively.

  At December 31, 1996 and December 31, 1995, SPTL satisfied its California investment law requirements. SPTL originates and holds a portion of the Company's loans held for sale, of which a majority have a maturity of greater than seven years. SPTL believes that it will be able to continue to meet its requirements by managing the types of loans originated and where the loans are domiciled.

  Under California law, thrift and loan companies are generally limited to investments that are legal investments for commercial banks. In general, California commercial banks are prohibited from investing an amount exceeding 15% of shareholders' equity in the securities of any one issuer, except for specified obligations of the United States, California and local governments and agencies. A thrift and loan company may acquire real property only in satisfaction of debts previously contracted, pursuant to certain foreclosure transactions, or as may be necessary as premises for the transaction of its business, in which case such investment is limited to one-third of a thrift and loan's paid-in capital stock and surplus not available for dividends.

  Effective January 1, 1997, SPTL may organize operating subsidiaries to engage in a variety of activities that are part of or incidental to the banking business. This results from changes in the California Industrial Loan Law passed in 1996. In general, these subsidiaries, each capitalized with as much as 10% of SPTL's gross capital (subject to a 25% gross capital limit for all such subsidiaries), may sell loan originations to SPTL without being subject to limitations on "covered transactions" under federal banking law (see "--Transactions with Affiliates"), and up to 20% of the voting stock of each subsidiary may be held by other parties. In addition, a subsidiary capitalized with up to 5% of SPTL's gross capital will be able to enter into partnerships and limited liability companies provided that the subsidiary retains veto power over investments of the partnership or other company.

 Transactions With Affiliates

  Under California law, a thrift and loan generally may not make any loan to, or hold an obligation of, any of its directors or officers or any director or officer of its holding company or affiliates, except in specified cases and subject to regulation by the Commissioner. In addition, a thrift and loan may not make any loan to, or hold an obligation of, any of its shareholders or any shareholder of its holding company or affiliates, except that this prohibition does not apply to persons who own less than 10% of the stock of a holding company or an affiliate that is listed on a national securities exchange. As a result of these requirements, SPTL may not make loans to ICII or other affiliates or purchase a contract, loan or chose in action of ICII or other affiliates. Subject to prior approval of the Commissioner, exemptions from these restrictions are available for purchase of loans from affiliates which are licensed mortgage brokers (such as ICII) or other certain types of licensed lenders. However, these purchases would be subject to strict limitations under federal law.

  Federal law also limits transactions between SPTL and its affiliates. Generally, such transactions must be on terms and under conditions, including credit standards, that are substantially the same, or at least as favorable to SPTL, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. In addition, SPTL is prohibited from engaging in "covered transactions" with an affiliate if the aggregate amount of such transactions with such affiliate would exceed 10% of SPTL's capital stock and surplus, or in the case of all affiliates, if the aggregate amount of such transactions exceeds 20% of SPTL's capital stock and surplus.

  "Covered transactions" include loans or extensions of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate (subject to certain exemptions), the acceptance of securities issued by an affiliate as collateral security for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. For certain "covered transactions," collateral requirements in specified amounts will be applicable. SPTL also is generally prohibited from purchasing low-quality assets from its affiliates. SPTL engages in many transactions which involve its affiliates, including ICII and its other subsidiaries. As such, many of the transactions between the Company and SPTL are subject to federal and state affiliate transaction regulations.

  Under the California Industrial Loan Law, it is unlawful for SPTL to offer or sell any security in an issuer transaction unless the sale has been qualified under applicable provisions of the California Corporate Securities Act of 1968, as amended. The Commissioner, however, has authority to exempt any such transaction which the Commissioner determines is not comprehended within the purposes of the qualification requirements and which the Commissioner finds not necessary or appropriate in the public interest or for the protection of investors, investment certificate holders, and the industrial loan company industry as a whole. The Commissioner also has authority to restrict, limit, prohibit or otherwise condition the uses of proceeds from the sale of securities, the extent to which a security may be included within the definition of capital, or the extent to which the proceeds from the sale of securities may be included in the investment certificate ratio or used to increase outstanding investment certificates. SPTL reasonably believes that it would qualify for an exemption from qualification and has no reason to believe it would not have full use of the proceeds as intended as well as full leverage authority as defined under the Industrial Loan Law.

 Capital; Limitations on Borrowings

  Under California law, a thrift and loan is subject to certain leverage limitations that are not generally applicable to commercial banks or savings and loan associations. In particular, a thrift and loan institution that has been in operation in excess of 60 months may have outstanding at any time deposits not to exceed 20 times paid-up and unimpaired capital and surplus as restricted in its by-laws as not available for dividends, with the exact limitation subject to order by the Commissioner. The Commissioner has issued an order to SPTL authorizing the maximum 20 times leverage standard.

  Thrift and loan companies are not permitted to borrow, except by the issuance of certificates of deposit, in an amount exceeding 300% of outstanding capital stock, surplus and undivided profits, without the Commissioner's prior consent. All sums borrowed in excess of 150% of outstanding capital stock, surplus and undivided profits must be unsecured borrowings or, if secured, approved in advance by the Commissioner, and be included as certificates of deposit for purposes of computing the above ratios; however, collateralized FHLB advances are excluded from this test of secured borrowings and are not specifically limited by California law.

  In 1989, the FDIC and the other federal regulatory agencies adopted final risk-based capital adequacy standards applicable to financial institutions like SPTL whose deposits are insured by the FDIC. These guidelines provide a measure of capital adequacy and are intended to reflect the degree of risk associated with both on and off balance sheet items, including residential loans sold with recourse, legally binding loan commitments and standby letters of credit. Under these regulations, financial institutions such as SPTL are required to maintain capital to support activities that in the past did not require capital. Because ICII, unlike SPTL, is not directly regulated by any bank regulatory agency, it is not subject to any minimum capital requirements. See "--Holding Company Regulations."

  A financial institution's risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets. Financial institutions generally are expected to meet a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 50% of qualifying total capital must be in the form of core capital (Tier 1), which includes common stock, noncumulative perpetual preferred stock, minority interests in equity capital accounts of combined subsidiaries and allowed mortgage servicing rights less all intangible assets other than allowed mortgage servicing rights and purchased credit card relationships, subject to certain amount limitations.

  Supplementary capital (Tier 2) consists of the allowance for loan losses up to 1.25% of risk-weighted assets, cumulative preferred stock, intermediate-term preferred stock, hybrid capital instruments and term subordinated debt. The maximum amount of Tier 2 capital that may be recognized for risk-based capital purposes is limited to 100% of Tier 1 capital (after any deductions for disallowed intangibles). The aggregate amount of term subordinated debt and intermediate term preferred stock that may be treated as Tier 2 capital is limited to 50% of Tier 1 capital. Certain other limitations and restrictions apply as well. At December 31, 1996, the Tier 2 capital of SPTL consisted solely of its allowance for loan losses.

  The FDIC has adopted a 3% minimum leverage ratio that is intended to supplement risk-based capital requirements and to ensure that all financial institutions, even those that invest predominantly in low risk assets, continue to maintain a minimum level of core capital. A financial institution's minimum leverage ratio is determined by dividing its Tier 1 capital by its quarterly average total assets, less intangibles not includable in Tier 1 capital. The FDIC rules provide that a minimum leverage ratio of 3% is required for institutions that have been determined to be in the highest category used by regulators to rate financial institutions. All other organizations are required to maintain leverage ratios of at least 100 to 200 basis points above the 3% minimum. At December 31, 1996, SPTL was in compliance with all of its capital requirements.

 Prompt Corrective Action

  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the federal banking regulators to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. In response to this requirement, the FDIC adopted final rules based upon FDICIA's five capital tiers.

  The FDIC's rules provide that an institution is "well capitalized" if its risk-based capital ratio is 10% or greater; its Tier 1 risk-based capital ratio is 6% or greater; its leverage ratio is 5% or greater; and the institution is not subject to a capital directive of a federal bank regulatory agency. A bank is "adequately capitalized" if its risk-based capital ratio is 8% or greater; its Tier 1 risk-based capital ratio is 4% or greater; and its leverage ratio is 4% or greater (3% or greater for the highest rated institutions). An institution is considered "undercapitalized" if its risk-based capital ratio is less than 8%; its Tier 1 risk-based capital ratio is less than 4%, or its leverage ratio is 4% or less (less than 3% for the highest rated institutions). An institution is "significantly undercapitalized" if its risk-based capital ratio is less than 6%; its Tier 1 risk-based capital ratio is less than 3%; or its leverage ratio is less than 3%. A bank is deemed to be "critically undercapitalized" if its ratio of tangible equity (Tier 1 capital) to total assets is equal to or less than 2%. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it engages in unsafe or unsound banking practices. Under this standard, SPTL is currently "well capitalized"; this classification, however, is a regulatory capital classification used for internal regulatory purposes, and is not necessarily indicative of SPTL's financial condition and operations.

  Undercapitalized institutions are required to submit a capital restoration plan for improving capital. In order to be accepted, such plan must include a financial guaranty from the institution's holding company that the institution will return to capital compliance. If such a guarantee were deemed to be a commitment to maintain capital under the Federal Bankruptcy Code, a claim for a subsequent breach of the obligations under such guarantee in a bankruptcy proceeding involving the holding company would be entitled to a priority over third party general unsecured creditors of the holding company. Undercapitalized institutions: are prohibited from making capital distributions or paying management fees to controlling persons; may be subject to growth limitations; acquisitions, branching and entering into new lines of business are restricted; and transactions with affiliates or the appointment of additional directors or senior executive officers are restricted. Finally, the institution's regulatory agency has discretion to impose certain of the restrictions generally applicable to significantly undercapitalized institutions.

  In the event an institution is deemed to be significantly undercapitalized, it may be required to: sell stock; merge or be acquired; restrict transactions with affiliates; restrict interest rates paid; divest a subsidiary; or dismiss specified directors or officers. If the institution is a bank holding company, it may be prohibited from making any capital distributions without prior approval of the Federal Reserve Board and may be required to divest a subsidiary.

  ICII is not a bank holding company, as that term is defined under the Bank Holding Company Act of 1956 (the "BHCA"). A critically undercapitalized institution is generally prohibited from making payments on subordinated debt and may not, without the approval of its principal bank supervisory agency, enter into a material transaction other than in the ordinary course of business; engage in any covered transaction; or pay excessive compensation or bonuses. Critically undercapitalized institutions are subject to appointment of a receiver or conservator. Effectively, the FDIC would have general enforcement powers over SPTL and the Company in the event that SPTL is deemed undercapitalized.

 SPTL's Capital Ratios

  The following table presents SPTL's actual capital ratios and the corresponding minimum and well capitalized capital ratio requirements under the (i) California Leverage limitation, (ii) FDIC Risk-based Capital and Tier 1 Capital regulations and (iii) the FDIC Leverage ratio regulation as of December 31, 1996.

                                                              WELL
                                            MINIMUM        CAPITALIZED
                             ACTUAL       REQUIREMENT      REQUIREMENT
                         --------------  --------------  ---------------
                          AMOUNT  RATIO   AMOUNT  RATIO   AMOUNT  RATIO
                         -------- -----  -------- -----  -------- ------
California Leverage
 Limitation............. $144,798 13.50% $ 53,613 5.00%  $    --  $  --
Risk-based Capital......  145,018 10.87%  106,715 8.00%   133,393  10.00%
Risk-based Tier 1
 Capital................  129,497  9.71%   53,357 4.00%    80,036   6.00%
FDIC Leverage Ratio.....  129,497  9.35%   55,397 4.00%    69,247   5.00%

 Limitations on Types of Deposits

  Because of the limitations described in "--Holding Company Regulations" below, SPTL currently offers only passbook accounts and certificates of deposit and does not offer NOW accounts, checking accounts or similar demand deposit accounts.

 Insurance Premiums

  The FDIC administers two separate deposit insurance funds, the Bank Insurance Fund ("BIF"), which insures the deposits of institutions which were insured by the FDIC prior to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), and the Savings Association Insurance Fund ("SAIF"), which insures the deposits of institutions which were insured by the Federal Savings and Loan Insurance Corporation prior to the enactment of FIRREA. SPTL's insurance premium for the first quarter of 1997 will be approximately $115,000.

  As required by FDICIA, the FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessments vary depending on the level of capital the institution holds and the degree to which it is of supervisory concern to the FDIC. Once an insurance fund has reached its designated reserve ratio of 1.25%, and as long as there are no outstanding borrowings by the FDIC from the United States Treasury, the FDIC is not permitted to charge assessment premiums that would increase the reserve ratio of the insurance fund above its designated reserve ratio. The BIF reached its designated reserve ratio in 1995.

 Recent Legislation

  A new California state regulatory agency was created in 1996 to be known as the Department of Financial Institutions ("DFI"). The DFI will become effective July 1, 1997. All state chartered depository institutions will be licensed and regulated after July 1, 1997 by the DFI, which includes banks, savings associations, credit unions, and industrial loan companies. SPTL, an industrial loan company, will be subject to the jurisdiction of the DFI as its state regulator. Currently SPTL is regulated by the Commissioner. It is expected that this transfer of jurisdiction will not have any material effect on SPTL.

  On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("Funds Act") was enacted which, among other things, imposes on BIF-insured deposits a special premium assessment on domestic deposits at one-fifth the premium rate imposed on SAIF-insured deposits, which will be used to pay the interest on Financial Corporation ("FICO") bonds issued by the federal government as part of the savings association bailout provisions of the 1989 FIRREA legislation. In the year 2000, however, the Funds Act requires BIF-insured institutions to share in the payment of the FICO obligations on a pro-rata basis with all savings institutions, with annual assessments expected to equal approximately
2.4 basis points until the year 2017, and to be completely phased out by 2019. The Funds Act also prohibits the merger of the BIF and SAIF insurance funds unless the savings institution charter has been eliminated on January 1, 1999.

  In addition, on December 6, 1996, the FDIC determined to continue the current downward adjustment to the assessment rate schedule applicable to deposits of BIF institutions for the semi-annual assessment period beginning January 1, 1997. For such period, the BIF assessment rates will range from 0 to 27 basis points. In addition, in accordance with the Funds Act, the FDIC eliminated the minimum assessment amount for BIF-insured institutions. SPTL has been notified that its combined FDIC and FICO assessment rate for 1997 will be approximately 4.3 cents per $100 of deposits, which is $115,000 for the first quarter of 1997.

 Safety and Soundness Guidelines

  In July 1995, certain federal bank regulatory agencies, including the FDIC, adopted Interagency Guidelines establishing standards for safety and soundness as required by the FDICIA. In accordance with these Guidelines, institutions are required to establish policies and procedures regarding: (i) internal controls and information; (ii) internal audit systems; (iii) loan documentation; (iv) credit underwriting; (v) interest rate exposure; and
(vi) asset growth. In addition, under these Guidelines institutions must maintain safeguards to prevent the payment of compensation and fees which are excessive or could lead to a material loss for the institution. The federal bank regulatory agencies recently amended the Interagency Guidelines to include asset quality and earnings standards. The new guidelines require an institution to identify problem assets and estimate inherent losses. The earnings standards under the revised guidelines require an institution to establish monitoring and reporting systems.

 Holding Company Regulations

  The Competitive Equality Banking Act of 1987 ("CEBA") subjected certain previously unregulated companies to regulation as bank holding companies by expanding the definition of the term "bank" in the BHCA. SPTL remained exempt from the definition of "bank" under the BHCA, and therefore ICII was exempt from regulation as a bank holding company. SPTL may cease to fall within those exceptions if it engages in certain operational practices, including accepting demand deposit accounts. SPTL currently has no plans to engage in any operational practice that would cause it to fall outside of one or more of the exceptions to the term "bank" as defined by CEBA. Pursuant to CEBA, ICII and its affiliates are treated as if ICII were a bank holding company for the limited purposes of applying certain restrictions on loans to insiders and anti-tying provisions.

 Limitations on Dividends

  Under the California Industrial Loan Law, a thrift and loan may declare dividends on its capital stock only if it has at least $750,000 of unimpaired capital stock plus additional capital stock of $50,000 for each branch office. In addition, no distribution of dividends is permitted unless: (i) such distribution would not exceed a thrift and loan's retained earnings, (ii) any payment would not result in a violation of the approved minimum capital to thrift and loan certificate of deposit ratio and (iii) after giving effect to the distribution, either (y) the sum of a thrift and loan's assets (net of goodwill, capitalized research and development expenses and deferred charges) would be not less than 125% of its liabilities (net of deferred taxes, deferred income and other deferred credits), and (z) current assets would be not less than current liabilities (except that if a thrift and loan's average earnings before taxes for the last two fiscal years had been less than average interest expense, current assets must be not less than 125% of current liabilities).

  Under California law, in order for capital (including surplus) of an institution to be included in calculating the leverage limitation described above, thrift institutions must amend their by-laws to restrict such capital from the payment of dividends. The amount of restricted capital maintained by a thrift also provides the basis for establishing the maximum amount that a thrift may lend to one single borrower. As of December 31, 1996 and December 31, 1995, $80.5 million and $80.5 million, respectively, of SPTL's capital was so restricted.

  The FDIC has advised insured institutions that the payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action. As a result of this policy, thrift and loans may find it difficult to pay dividends out of retained earnings from historical periods prior to the most recent fiscal year or to take advantage of earnings generated by extraordinary items. Under the Financial Institutions Supervisory Act and FIRREA, federal regulators also have authority to prohibit financial institutions from engaging in business practices which are considered to be unsafe or unsound. It is possible, depending upon the financial condition of a thrift and other factors, that such regulators could assert that the payment of dividends in some circumstances might constitute unsafe or unsound practices and prohibit payment of dividends even though technically permissible.

  Pursuant to FDICIA, SPTL is prohibited from paying dividends if the payment of such dividends would cause the institution to become "undercapitalized." These limitations on the payment of dividends may restrict the Company's ability to utilize cash from SPTL which may have been otherwise available to the Company for working capital.

 Limitations on Acquisitions of Voting Stock of the Company

  Any person who wishes to acquire 10% or more of the capital stock or capital of a California thrift and loan company or 10% or more of the voting capital stock or other securities giving control over management of its parent company must obtain the prior written approval of the Commissioner. Similarly, the federal Change in Bank Control Act of 1978 requires any person or company that wishes to obtain "control" of an insured depository institution to notify the appropriate Federal banking agency, which would be the FDIC in the case of SPTL, 60 days prior to the proposed acquisition.

  If the FDIC has not issued a notice disapproving the proposed acquisition within that time period (including a possible 90 day extension), the person may acquire such institution. For purposes of the statute, "control" is defined as the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of an insured depository institution.

 Restrictions on Loans from Imperial Bank

  Under certain provisions of the California Financial Code and implementing regulations thereunder, lending by banks such as Imperial Bank is subject to certain limitations. Loans by Imperial Bank to any single obligor are limited to 15% of gross capital (25% with acceptable collateral).

  As a result, at December 31, 1996, loans by Imperial Bank to the Company were limited to approximately $75.1 million. At December 31, 1996, no amounts were outstanding from Imperial Bank to the Company.

 Restriction on Investments by Imperial Bank

  At December 31, 1996, Imperial Bank owned 9,396,106 shares of Common Stock, or 24.5% of the Company. Imperial Bancorp ("Bancorp") is the owner of all of the outstanding capital stock of Imperial Bank.

  FDICIA restricts the ability of state chartered banks, such as Imperial Bank, to hold equity securities and requires impermissible investments to be disposed of before December 19, 1996. Imperial Bank acquired its interest in the Company at its formation, which interest has been reduced by the Company's sale of Common Stock to third parties, as well as through a sale of stock by Imperial Bank subsequent to the initial public offering of the Company. The
9.4 million shares of the Company's Common Stock held by Imperial Bank may be subject to divestiture under FDICIA. Imperial Bank has requested approval from the FDIC to retain its investment in the Company and the FDIC has extended the FDICIA-imposed deadline pending a decision on Imperial Bank's application. The regional office of the FDIC has acknowledged the request and requested and received additional information on the Company, and has recommended to its Washington, D.C. headquarters that Imperial Bank be allowed to retain its stock ownership in the Company subject to certain conditions. The Federal Reserve Bank of San Francisco has requested that Bancorp make an application under Section 4 of the Bank Holding Company Act for approval for Imperial Bank to retain the Company's stock. Bancorp has deferred any application pending the results of the FDIC application.

  Because Imperial Bank owns less than 50% of the outstanding shares of the Company and the Company is operated as a company independent of Imperial Bank and Bancorp, the Company believes that, in the event of an insolvency, bankruptcy or receivership proceeding involving Imperial Bank or Bancorp, a court, exercising reasonable judgment after full consideration of all relevant factors, would not order the substantive consolidation of the assets and liabilities of the Company with either Imperial Bank or Bancorp.

  Two directors of the Company also serve on the Board of Directors of Imperial Bank or its parent, Imperial Bancorp. See item 10, "Directors and executive officers of the registrant"

EMPLOYEES

  As of December 31, 1996, the Company had 488 employees, excluding 370 employees at SPFC; (67 at ICII, 242 at SPTL, 85 at IBC, 88 at FMAC, and 6 at
ICAI). Management believes that its relations with these employees are satisfactory. Neither ICII nor any of its subsidiaries is a party to any collective bargaining agreement.

ITEM 2. PROPERTIES

  The Company's executive offices occupy 7,393 square feet of space in Torrance, California at a current monthly rental of approximately $11,459. During the first quarter of 1997, the Company increased its square footage to 14,100 and monthly rent to approximately $20,600.

  The Company's administrative facilities occupy approximately 25,122 square feet of space in Santa Ana Heights, California. The Company leases these facilities pursuant to a ten-year lease, commencing September 1, 1992 and subleases a portion of these premises to ICMH for a monthly rental of approximately $33,936. See "Certain Transactions--Relationships with ICMH."

  The Company currently leases offices in San Diego, Walnut Creek, Newport Beach, Woodland Hills, Sacramento, San Jose and Irvine, California, as well as in Parsippany, New Jersey; Greenville, Delaware; Bellevue, Washington; Denver, Colorado; Boca Raton, Florida; Allentown, Pennsylvania; and Lake Oswego and Grants Pass, Oregon. SPTL operates in California through branches and loan production offices and in other states through loan production offices and representatives.

ITEM 3. LEGAL PROCEEDINGS

  The predecessor entity to FMAC, and an officer of such entity and of FMAC, among others, are named as defendants in De Wald et al. vs. Knyal et al. filed on November 15, 1996 in the Los Angeles Superior Court. The complaint seeks an accounting, monetary and punitive damages for alleged breach of contract, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing and fraud arising from an alleged business relationship. The Company has not been named as a defendant in this lawsuit.

  On September 6, 1996, a former employee filed suit against the Company in Sanders vs. ICII, filed in the U.S. District Court for the Middle District of Florida, alleging sexual harassment and sexual discrimination. The complaint seeks compensatory damages, non-economic damages and punitive damages as a result of the alleged misconduct. Discovery has only recently commenced, but the Company believes the claims to be invalid.

  The Company is a defendant in Fortune Mortgage Corporation et al. vs. ICII et al., filed in Orange County Superior Court on March 5, 1997. The complaint alleges breach of contract, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, fraud, conspiracy to commit fraud, aiding and abetting fraud, contractual indemnity and reimbursement, money had and received, and unjust enrichment arising from the Company's sale of a group of loan production offices to plaintiffs. The plaintiffs seek rescission, restitution and general, specific and/or consequential damages, and also exemplary and punitive damages as relate to the claims regarding fraud.

  In Agoura Willow Creek, Ltd. vs. SPTL, filed on February 27, 1997, the plaintiff seeks damages from SPTL for alleged breach of written contract and breach of fiduciary duty arising out of a loan commitment agreement.

  All of the above referenced actions are being actively defended.

  The Company is involved in additional litigation arising in the normal course of business. Management believes, based in part upon the advice of legal counsel, none of these proceedings will have a material effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
    MATTERS

  Since May 18, 1992, the Company's Common Stock has been quoted in the over-the-counter market on the Nasdaq National Market under the symbol "ICII". The following table sets forth the high and low closing sales prices for the Common Stock as reported by the Nasdaq National Market.

                                                                    HIGH   LOW
                                                                   ------ ------
     1996
       First Quarter.............................................. $13.09 $ 8.52
       Second Quarter............................................. $16.69 $11.69
       Third Quarter.............................................. $18.44 $13.06
       Fourth Quarter............................................. $21.25 $15.38
     1995
       First Quarter.............................................. $ 7.12 $ 4.85
       Second Quarter............................................. $ 8.48 $ 5.68
       Third Quarter.............................................. $17.35 $ 7.50
       Fourth Quarter............................................. $19.77 $12.05
     1994
       First Quarter.............................................. $ 8.18 $ 6.21
       Second Quarter............................................. $ 7.58 $ 5.83
       Third Quarter.............................................. $ 7.42 $ 5.00
       Fourth Quarter............................................. $ 6.97 $ 4.85
     1993
       First Quarter.............................................. $11.85 $ 7.58
       Second Quarter............................................. $ 8.13 $ 6.34
       Third Quarter.............................................. $ 8.95 $ 7.30
       Fourth Quarter............................................. $ 8.95 $ 7.27

  At April 8, 1997, the closing sales price of the Common Stock as reported by the Nasdaq National Market was $18 1/2. At April 8, 1997, there were approximately 114 shareholders of record.

  The Company has not paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The present policy of the Company is to retain earnings for use in its operations and the expansion of its business.

  On October 22, 1996, the Company effected a two for one stock split to shareholders of record as of October 15, 1996.

  On February 26, 1996, the Company paid a stock dividend to shareholders of record as of February 12, 1996. One new share of Common Stock was issued for each ten shares currently held by shareholders.

  On October 24, 1995, the Company effected a three for two stock split to shareholders of record as of October 10, 1995.

  On December 30, 1993, the Company paid a stock dividend to shareholders of record as of December 20, 1993. One new share of Common Stock was issued for each ten shares currently held by shareholders.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following schedules set forth selected consolidated income statement data for each of the years in the five-year period ended December 31, 1996 and the selected consolidated balance sheet data as of December 31, 1995 and 1996. Such selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

                                      YEARS ENDED DECEMBER 31,
                          -----------------------------------------------------
                            1996       1995       1994        1993       1992
                          --------  ----------  ---------  ----------  --------
                                           (IN THOUSANDS)
INCOME STATEMENT DATA:
Revenues:
  Gain on sale of loans.  $ 88,156  $   39,557  $   8,628  $   18,149  $ 20,606
                          --------  ----------  ---------  ----------  --------
  Interest on loans.....   188,242     120,244     79,173      51,612    32,741
  Interest on
   investments..........    10,807       6,630      3,610       1,972     1,162
  Interest on other
   finance activities...     8,422       2,608        --          --        --
                          --------  ----------  ---------  ----------  --------
   Total interest
    income..............   207,471     129,482     82,783      53,584    33,903
  Interest expense......   135,036      95,728     61,674      29,811    19,959
                          --------  ----------  ---------  ----------  --------
   Net interest income..    72,435      33,754     21,109      23,773    13,944
  Provision for loan and
   lease losses.........     9,773       5,450      5,150       2,350       680
                          --------  ----------  ---------  ----------  --------
   Net interest income
    after provision for
    loan losses.........    62,662      28,304     15,959      21,423    13,264
  Loan servicing income.     1,680      12,718     16,332       6,785     5,910
  Gain on sale of
   servicing rights.....     7,591       3,578     30,837      23,655     6,658
  Gains on sale of SPFC
   stock................    82,690         --         --          --        --
  Other income..........    14,154       1,152      1,048       1,414       654
                          --------  ----------  ---------  ----------  --------
   Total other income...   106,115      17,448     48,217      31,854    13,222
                          --------  ----------  ---------  ----------  --------
   Total revenues.......   256,933      85,309     72,804      71,426    47,092
Expenses:
  Personnel expense.....    48,355      34,053     33,477      24,520    15,678
  Other expenses........    50,694      27,127     28,037      15,433     8,190
                          --------  ----------  ---------  ----------  --------
   Total expenses.......    99,049      61,180     61,514      39,953    23,868
                          --------  ----------  ---------  ----------  --------
   Income before income
    taxes...............   157,884      24,129     11,290      31,473    23,224
Income taxes............    69,874      10,144      4,685      13,055     9,583
Minority interest in
 income (loss) of
 consolidated
 subsidiaries...........    12,026        (208)       --          --        --
                          --------  ----------  ---------  ----------  --------
   Income before
    extraordinary item..    75,984      14,193      6,605      18,418    13,641
Extraordinary item--
 repurchase of Senior
 Notes, net of income
 taxes..................       --          --         919         --        --
                          --------  ----------  ---------  ----------  --------
   Net income...........  $ 75,984  $   14,193  $   7,524  $   18,418  $ 13,641
                          ========  ==========  =========  ==========  ========
                                      YEARS ENDED DECEMBER 31,
                          -----------------------------------------------------
                            1996       1995       1994        1993       1992
                          --------  ----------  ---------  ----------  --------
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME PER SHARE(1):
  Income before
   extraordinary item...  $   1.95  $     0.40  $    0.19  $     0.54  $   0.45
  Extraordinary item--
   repurchase of Senior
   Notes................       --          --        0.03         --        --
                          --------  ----------  ---------  ----------  --------
   Net income...........  $   1.95  $     0.40  $    0.22  $     0.54  $   0.45
                          ========  ==========  =========  ==========  ========
  Weighted average fully
   diluted shares
   outstanding..........    38,975      35,122     33,582      33,880    30,229
CASH FLOW DATA:
  Net cash provided by
   (used in) operating
   activities...........  $199,407  $ (668,666) $ 961,579  $ (903,050) $(78,865)
  Net cash (used in)
   provided by investing
   activities...........   (51,117)   (364,076)  (796,638)   (145,701)   21,302
  Net cash (used in)
   provided by financing
   activities...........  (113,209)  1,047,004   (177,314)  1,066,584    70,216
                          --------  ----------  ---------  ----------  --------
   Net increase
    (decrease) in cash..  $ 35,081  $   14,262  $ (12,373) $   17,833  $ 12,653
                          ========  ==========  =========  ==========  ========

                                             YEARS ENDED DECEMBER 31,
                               ------------------------------------------------------------
                                  1996        1995        1994          1993         1992
                               ----------  ----------  ----------    ----------    --------
                                              (DOLLARS IN MILLIONS)
OPERATING AND FINANCIAL
 DATA(2):
  Loans originated:
   ICII......................  $      310  $    1,816  $    4,260    $    6,019    $  3,383
   SPTL......................         531         724          NA(3)         NA(3)       NA(3)
   SPFC......................         790         288         190           --          --
   FMAC......................         450         164         --            --          --
   IBC.......................          87          36         --            --          --
                               ----------  ----------  ----------    ----------    --------
     Total...................  $    2,168  $    3,028  $    4,450    $    6,019    $  3,383
                               ==========  ==========  ==========    ==========    ========
  Loans securitized:
   ICII......................  $      --   $      177  $      --     $      --     $    --
   SPTL......................         277         511          46           --          --
   SPFC......................         657         165         --            --          --
   FMAC......................         325         105         --            --          --
   IBC.......................          87          85         --            --          --
                               ----------  ----------  ----------    ----------    --------
     Total...................  $    1,346  $    1,043  $       46    $      --     $    --
                               ==========  ==========  ==========    ==========    ========
  Outstanding balance of
   loans and leases
   securitized (at end of
   period)(4)................  $    2,118  $    1,047  $       45    $      --     $    --
SELECTED RATIOS:
  Ratio of earnings to fixed
   charges(5)................         2.2x        1.3x        1.2x          2.1x        2.2x
  Pre-tax interest coverage
   ratio(6)..................        17.0         3.9         2.4           --          --
  Ratio of indebtedness to
   total capitalization (at
   end of period)(7).........        40.5%       46.1%       51.4%          -- %        -- %
  Average equity to average
   assets....................        7.27        4.72        4.86          6.71        7.71
  Return on average common
   equity....................       45.55       17.59       10.57         31.76       37.75
  Return on average assets...        3.31        0.82        0.51          2.13        2.91
SPTL REGULATORY CAPITAL
 RATIOS (AT END OF PERIOD):
  California leverage
   limitation................       13.50%      11.58%      11.50%         7.29%       8.73%
  Risk-based--Tier 1.........        9.71       11.72       14.21         10.27       14.94
  Risk-based--Total..........       10.87       13.18       15.13         10.73       15.74
  FDIC Leverage Ratio........        9.35        8.04        8.08          9.47        8.78
ASSET QUALITY RATIOS (AT END
 OF PERIOD):
  Non-performing assets as a
   percentage of total
   assets....................        2.64%       1.55%       1.16%         0.64%       0.79%
  Allowance for loan and
   lease losses as a
   percentage of non-
   performing loans..........       38.94       44.30       53.83         65.91       79.10
  Net charge-offs as a
   percentage of average
   total loans held for
   investment................        0.94        0.36        0.23          0.89        0.18
                                             YEARS ENDED DECEMBER 31,
                               ------------------------------------------------------------
                                  1996        1995        1994          1993         1992
                               ----------  ----------  ----------    ----------    --------
                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash.......................  $   74,247  $   39,166  $   24,904    $   37,277    $ 19,444
  Interest bearing deposits..       3,369     267,776      10,600        90,000      30,000
  Securities available for
   sale......................      59,116       5,963      18,817        18,000       5,000
  Loans held for sale........     940,096   1,341,810     263,807     1,238,006     328,575
  Loans held for investment,
   net.......................   1,068,599     668,771   1,029,556       154,595      84,843
  Securitization related
   assets....................     159,707      58,272       4,558           529         982
  Total assets...............   2,470,639   2,510,635   1,420,409     1,572,663     479,430
  Deposits...................  $1,069,184  $1,092,989  $  934,621    $1,001,468    $422,551
  Borrowings from FHLB.......     140,500     190,000     295,000       320,000         --
  Other borrowings...........     694,352     987,810         --        147,611         --
  Senior and convertible
   subordinated notes........     163,209      80,472      80,344           --          --
  Total liabilities..........   2,231,131   2,416,533   1,344,536     1,504,411     429,652
  Shareholders' equity.......     239,508      94,102      75,873        68,253      49,778

--------
(1) Income per share and weighted average shares outstanding reflect 1-for-10, 1-for-10 and 1-for-19 stock dividends paid in 1996, 1993 and 1992, respectively, a 3-for-2 stock split effected in 1995 and a 2-for-1 stock split effected in 1996.
(2) Does not include loans originated or securitized by ICIFC.
(3) Information not available.
(4) Represents the outstanding balance of loans and leases securitized, excluding loans held for sale and investment.
(5) For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes, plus fixed charges. Fixed charges represent interest expense on all indebtedness and the interest factor of rent expense estimated to be one-third of occupancy expense.
(6) Ratio of (i) the sum of income before income taxes plus interest expense on non-funding indebtedness to (ii) interest expense on non-funding indebtedness.
(7) Ratio of (i) non-funding indebtedness to (ii) non-funding indebtedness plus total shareholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

 Organization

  The consolidated financial statements include Imperial Credit Industries, Inc. ("ICII") and its wholly-owned and majority-owned subsidiaries (collectively the "Company"). All material intercompany balances and transactions have been eliminated. The wholly-owned subsidiaries include Southern Pacific Thrift and Loan Association ("SPTL"), Imperial Business Credit, Inc. ("IBC"), and Imperial Credit Advisors, Inc. ("ICAI"). The majority-owned consolidated subsidiaries include Franchise Mortgage Acceptance Company, LLC ("FMAC"), Southern Pacific Funding Corporation ("SPFC") and ICI Funding Corporation ("ICIFC"). As of December 31, 1996, FMAC was owned 66.7% by ICII and 33.3% by the President of FMAC. As of December 31, 1996, ICII owned 51.2% of the outstanding capital stock of SPFC with 48.8% owned by other public investors. The Company owns 100% of the voting common of ICIFC which entitles it to a 1% economic interest. Imperial Credit Mortgage Holdings, Inc. ("ICMH"), an unconsolidated affiliated company, owns all of the ICIFC non-voting preferred stock which entitles it to a 99% economic interest.

 General

  Historically, the Company's primary business was the origination and sale of conforming residential mortgage loans. This business experienced substantial growth due to high levels of mortgage loan refinancing activity in 1992 and 1993, as interest rates dropped to historically low levels. However, as interest rates increased and refinancing activity declined in 1994, conforming residential mortgage loan originations on an industry-wide basis decreased dramatically and pricing became increasingly competitive. The Company recognized that the non-conforming residential mortgage loan market provided greater opportunities for mortgage loan origination growth. As a result, during 1995 and 1996, the Company directed additional capital and resources to its non-conforming residential mortgage lending subsidiary, SPFC, and divested substantially all of its conforming mortgage lending and servicing businesses. At the same time, the Company entered or expanded its presence in higher margin commercial and consumer lending markets. 1995 marked the first year for the Company that included operations from both its historical operations and newly acquired or recently started business lines.

  The Company now operates as a commercial and consumer finance company providing loan and lease products in the following sectors: franchise lending, business finance lending, commercial mortgage lending, consumer lending and non-conforming residential mortgage lending.

 Strategic Divestitures

  During the fourth quarter of 1995, the Company sold its mortgage conduit operations and SPTL's warehouse lending operations to Imperial Credit Mortgage Holdings, Inc. ("ICMH"), a real estate investment trust, which subsequently completed an initial public offering of its common stock. In exchange for these assets, the Company received 11.8% of the capital stock of ICMH. As of December 31, 1996, the Company owned 5.0% of the capital stock of ICMH. Additionally, the Company's wholly-owned subsidiary, ICAI, entered into a management agreement with ICMH pursuant to which it provides management advisory services to ICMH in exchange for management fees. See "Business-- Other Activities."

  In the first quarter of 1996, the Company sold the majority of its wholesale mortgage origination offices related to its former conforming residential mortgage lending business. The Company's wholesale offices in Colorado, Florida, Oregon and Washington were converted to SPFC offices.

  The Company recognized that maintaining a mortgage loan servicing infrastructure was not economically viable in the absence of a conforming residential mortgage loan origination business. Commencing in March 1996, the Company sold substantially all of its conforming residential mortgage loan servicing rights.

  Additionally, SPFC has subcontracted substantially all servicing related to its mortgage lending business to an outside third party. The Company continues servicing all loans and leases originated by its equipment leasing and franchise lending businesses, as well as all loans originated or acquired by SPTL.

 Strategic Focus and Acquisitions

  Part of the Company's strategy to diversify away from the conforming residential mortgage business was to focus its residential mortgage operations, through SPFC, on the origination, purchase and sale of non-conforming residential mortgage loans secured primarily by single family residences. During 1995 and 1996, a substantial portion of the Company's operations were conducted through SPFC. For the years ended December 31, 1996 and December 31, 1995, SPFC originated or acquired $789.9 million and $288.5 million of non-conforming residential mortgage loans, respectively. SPFC seeks to sell all mortgage loans originated or acquired through its loan securitization program or through whole loan sales. During the year ended December 31, 1996 and December 31, 1995, SPFC sold $657.4 million and $164.9 million through securitizations and $0 and $58.6 million through whole loan sales, respectively.

  In May 1995, the Company expanded its existing commercial equipment leasing business conducted by IBC through the acquisition of the assets of First Concord Acceptance Corporation ("FCAC"). This business was again expanded in October 1996 when IBC acquired substantially all of the assets of Avco Leasing Services, Inc. and all of the assets of Avco Financial Services of Southern California, Inc. related to its business of originating and servicing business equipment leases and agreed to assume certain related liabilities in connection therewith from Avco Financial Services, Inc. (the "Avco Acquisition"). IBC's lease originations were $87.2 million and $36.0 million, and it securitized, including leases acquired through purchase transactions, $87.0 million and $85.2 million during the year ended December 31, 1996 and December 31, 1995, respectively.

  In June 1995, the Company expanded into franchise lending by establishing FMAC, the assets of which were acquired from Greenwich Financial Capital Products, Inc. During the year ended December 31, 1996, and for the six-month period ended December 31, 1995, FMAC originated or acquired $449.3 million and $163.5 million and securitized $325.1 million and $105.2 million of franchise loans, respectively.

  In September 1995, the Company began making asset-based loans to middle market companies by acquiring CoastFed Business Credit Corporation ("CBCC") from Coast Federal Bank. This business, now a division of SPTL, was renamed Coast Business Credit ("CBC"). At December 31, 1996 and December 31, 1995, CBC had total commitments of $547.7 and $364.2 million, of which $288.5 million and $154.2 million of loans were outstanding, respectively.

  During the fourth quarter of 1996, the Company continued to diversify and strategically deploy its capital by announcing the closing of its investment in Dabney/Resnick/Imperial LLC ("DRI") (formerly Dabney/Resnick, Inc.), an investment banking firm.

  DRI is headquartered in Beverly Hills, California with offices in Chicago, Illinois, Dallas, Texas and Sun Valley, Idaho offering full service investment banking, brokerage and asset management services. DRI manages and underwrites public offerings of securities, arranges private placements and provides advisory and other services in connection with mergers, acquisitions, restructurings, and other financial transactions. The Company has acquired a 1% percent interest in DRI and has purchased a warrant to acquire an additional 48% interest.

  In March 1997, ICII acquired Auto Marketing Network, Inc. ("AMN") through a stock purchase transaction for 100% of AMN's common stock. In addition, AMN issued a subordinated note to ICII. The total consideration for the stock purchase and subordinated note was approximately $12 million. ICII has also guaranteed AMN's existing warehouse lending agreement and credit facility with Greenwich Capital Financial Products, Inc.

  As a part of the Company's diversification strategy, and the related acquisitions of FMAC, FCAC and CBCC, the product mix of the Company's interest earning assets has changed in 1996 to include a much larger percentage of higher-yielding loan and lease products as compared to the previous year.

 Deconsolidation

  In March 1997, ICII reduced its ownership percentage of SPFC to 49.4%. In future reporting periods, the financial statements of SPFC will not be consolidated with those of ICII.

  At December 31, 1996, ICII owned 100% of the voting common stock of ICIFC which entitled it to a 1% economic interest. ICIFC is the corporation through which ICMH conducts its mortgage conduit operations. Since 100% of the common stock of ICIFC was owned by ICII, ICII consolidated the financial statements of ICIFC in its financial statements. As a result, the assets and liabilities of the Company reflected on its balance sheet are greater than they would otherwise be absent such consolidation. However, since ICII only owns 1% of the economic interest of ICIFC, it considers ICIFC's operations immaterial to the Company. Therefore, to more properly reflect the Company's true financial condition, the Company disposed of its common stock interest in ICIFC during March 1997. In future reporting periods, the financial statements of ICIFC will not be consolidated with those of ICII.

RESULTS OF OPERATIONS

 Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  The Company's consolidated net income for the year ended December 31, 1996 was $76.0 million or $1.95 per share as compared to $14.2 million or $0.40 per share for the previous year, an increase of 435%. The increase in net income is attributable to several factors: gains on sale of SPFC stock; a 123% increase in gain on sale of loans; a 115% increase in net interest income; and an improved net interest margin. These positive factors were partially offset by an increase in total expenses and the provision for loan and lease losses.

  Revenues for the year ended December 31, 1996 increased 201% to $256.9 million as compared to $85.3 million for the same period of the previous year. Expenses for the year ended December 31, 1996 increased 62% to $99.0 million as compared to $61.2 million for the same period of the previous year.

  Total revenues for the Company included a pre-tax gain of $82.7 million from the sales of SPFC's common stock through an initial public offering in August 1996 and a secondary offering in November 1996. Prior to the sale of SPFC stock, SPFC was a wholly owned subsidiary of the Company specializing in non-conforming residential mortgage lending. In the initial public offering, ICII sold 3.5 million shares, and recorded a gain of $30.6 million with SPFC selling 5.2 million primary shares to the public, resulting in a gain to the Company of $31.5 million. In November 1996, ICII sold an additional 1.5 million shares of SPFC common stock through a secondary offering in which ICII was the sole selling shareholder, resulting in a gain to the company of $20.6 million, and reducing its ownership in SPFC to 51.2%. As a result of the Company's requirement to record income tax expense on its ownership interest in SPFC's after tax income, the Company will only retain approximately 30% of SPFC's net income or loss, so long as ICII maintained 51.2% ownership interest in SPFC. ICII expects that its percentage ownership interest of SPFC will be reduced below 50% at which point the financial statements of SPFC would not be consolidated with those of ICII.

  Gain on sale of loans increased 123% to $88.2 million for the year ended December 31, 1996 as compared to $39.6 million for the same period of the previous year. Gain on sale of loans consists primarily of gains recorded upon the sale of loans, net of associated expenses, and to a lesser extent, fees received on the origination of loans, and fees received for commitments to fund loans. The increase was primarily the result of substantially increased volume and profitability on the sale of various variable and fixed rate loan products through securitizations. Gain on sale of loans includes $55.4 million in gains recorded as the result of the securitization of $657.4 million of the Company's sub prime residential mortgage loans at SPFC, $11.2 million in gains resulting from the securitization of $277.0 million of commercial and multi-family loans at SPTL, $3.6 million gain on sale of the Company's retained interest in the securitization of $105.2 million of franchise loans at FMAC which were accounted for as a financing at December 31, 1995 and a gain on sale of $13.7 million resulting from the securitization of $325.1 million of franchise loans during the second and fourth quarters of 1996. During the year ended December 31, 1996, the Company wrote down the carrying value of its Capitalized Excess Servicing Fees Receivable by $4.7 million due to actual performance results differing from original excess cash flows estimated by the Company.

  For the year ended December 31, 1996, net interest income, which consists of interest income and fees net of interest expense, increased $38.6 million or 115% to $72.4 million as compared to $33.8 million for the year ended December 31, 1995. The increase in net interest income was due primarily to two factors. The increase in interest income can be directly attributed to the acquisitions completed throughout the last half of 1995, and the change in the composition of loans held for sale and investment from primarily conforming single family residential mortgage loans to a more diversified mix of loan products. The product mix of the Company's interest earning assets now includes a much larger percentage of higher-yielding loan and lease products as compared to the previous year.

  For the year ended December 31, 1996, interest income increased $78.0 million or 60% to $207.5 million from $129.5 million for the year ended December 31, 1995. The increase in interest on loans was primarily attributable to an overall increase in the yield on outstanding loan and lease products. Interest income also increased as a result of the Company's loan and lease securitizations, which contributed interest income of $8.4 million from the accretion of discounts on the Company's Capitalized Excess Servicing Fees Receivable.

  For the year ended December 31, 1996, interest expense increased $39.3 million or 41% to $135.0 million from $95.7 million for the year ended December 31, 1995. The increase in interest expense primarily resulted from increased outstanding average balances of warehouse lines of credit.

  For the year ended December 31, 1996, consolidated net interest margin increased to 3.40%, an increase of 132 basis points as compared to 2.08% for the year ended December 31, 1995. The improvement in net interest income and margin is largely the result of the Company's repositioning itself with the origination and acquisition of higher yielding loan and lease products. Acquisitions have added to the improvement in net interest income and net interest margin. For the year ended December 31, 1996, net interest margin and net income benefited from a full year of operation from the acquired CoastFed Business Credit Corporation as well as the fourth quarter purchase of equipment leases totaling approximately $85 million with a weighted average interest rate of 15.5% from Avco Leasing services, a division of Avco Financial Services of Southern California, Inc.

  Loan servicing income for the year ended December 31, 1996 decreased 87% to $1.7 million as compared to $12.7 million for the year ended December 31, 1995. The decrease in loan servicing income was primarily due to a decreased average balance of conforming residential mortgage loans serviced for others, primarily as a result of the Company's sale or transfer of substantially all of its conforming residential mortgage servicing rights in connection with the Company's exit from the conforming mortgage banking business. Additionally, loan servicing income continues to be negatively affected by increased direct servicing costs related to the loan foreclosure and property liquidation process of the remaining delinquent conforming residential mortgage servicing portfolio of the Company's former mortgage banking operations.

  During 1996 and 1995, the Company sold mortgage loan servicing rights relating to $3.2 billion and $957.2 million principal amount of loans, resulting in pre-tax gains of $7.6 million and $3.6 million, respectively. Gain on the sale of servicing rights consisted of the cash proceeds received on the "bulk" sale of servicing rights, net of the related capitalized purchased or originated servicing rights. The decline in profitability on the sale of the conforming residential mortgage servicing rights was due to a lower average sales price and the increased amounts of capitalized servicing rights on the portfolio sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995 as a result of the Company's adoption of SFAS 122 in the first quarter of 1995.

  The decision to sell servicing rights was based upon the Company's plan to exit the conforming mortgage banking business.

  Other income, including management fees, for the year ended December 31, 1996 increased to $14.2 million as compared to $1.2 million for the year ended December 31, 1995. This increase was primarily due to fee income generated from the Company's advisory contract with ICMH and dividend payments received by the Company on its investment in ICMH. Additionally, increasing other income was the resolution and recovery of $2.5 million of certain outstanding reconciling items at SPTL.

  Personnel expenses increased 42% to $48.4 million for the year ended December 31, 1996 as compared to $34.1 million for the year ended December 31, 1995. This increase was primarily the result of personnel expenses related to the Company's acquisition and expansion activities throughout the second half of 1995, partially offset by reductions in personnel expense at the Company's former mortgage banking operations.

  Amortization of Purchased Mortgage Servicing Rights and Originated Mortgage Servicing Rights decreased 72% to $1.1 million for the year ended December 31, 1996 as compared to $4.0 million for the year ended December 31, 1995. The decrease was the result of a decreased outstanding balance of PMSR's and OMSR's as a result of the Company's sale of servicing rights on conforming residential mortgage loans generated by the former mortgage banking operations.

  Occupancy expense increased 19% to $4.7 million for the year ended December 31, 1996 as compared to $3.9 million for the year ended December 31, 1995. The increase primarily reflected an increase in lease expenses as a result of the Company's acquisition of FMAC, FCAC and CBCC in the second half of 1995, as well as to the continued expansion of SPFC throughout 1996.

  Net expenses of other real estate owned ("OREO") increased 267% to $7.0 million for the year ended December 31, 1996 as compared to $1.9 million for the year ended December 31, 1995. The increase in net expense of OREO was primarily the result of the increase in the volume of properties foreclosed on and liquidated by the Company's former mortgage banking operations.

  Federal Deposit Insurance Corporation ("FDIC") insurance premiums decreased 71% to $327,000 for the year ended December 31, 1996 as compared to $1.1 million for the year ended December 31, 1995. FDIC insurance premiums decreased primarily as a result of a decrease in the rate of the insurance premium charged to SPTL for FDIC deposit insurance.

  Restructuring charges of $3.8 million were recognized during the year ended December 31, 1996. The charge represents those costs incurred in connection with the Company's exit from the conforming mortgage banking business. During the first quarter of 1996, the Company committed itself to, and began the execution of, an exit plan that specifically identified the necessary actions to be taken to complete the exit from the origination, sale and servicing of conforming residential mortgage loans. During the year ended December 31, 1996, the Company incurred actual charges of approximately $3.2 million. The Company believes that significant changes to the exit plan are not likely, and that the exit plan should be completed in the second quarter of 1997. The Company has included in the restructuring provision those costs resulting from the exit plan that are not associated with, nor would have benefit for, the continuing operations of the Company.

  All other general and administrative expenses, including data processing, professional services, and telephone and other communications expense, increased 109% to $33.8 million for the year ended December 31, 1996 as compared to $16.2 million for the year ended December 31, 1995. The increase in general and administrative expenses was due primarily to the Company's acquisition of FMAC, FCAC, and CBCC, as well as to the start up of ICAI in 1995, and the continued expansion of SPFC throughout 1996.

  As a result of the growth in the loan portfolio and the change in its product mix, the Company continued to add to the allowance for loan and lease losses. For the year ended December 31, 1996, the provision for loan losses increased $4.3 million to $9.8 million as compared to $5.5 million for the year ended December 31, 1995.

  The increase in the loan and lease loss provision for the year ended December 31, 1996 was primarily the result of an increase in nonaccrual loans (specifically one purchased loan portfolio) and due to the continuing change in the composition of the Company's investment loan portfolio to include higher yielding loan products.

  At December 31, 1996, of the $50.1 million of nonaccrual loans, 89%, 3% and 8% were single family, multi-family and non-residential loans, respectively, as compared to 76%, 18% and 6%, respectively, at December 31, 1995. The increase in nonaccrual loans represented by residential loans was due to the expansion of the investment loan portfolio with residential (one-to-four family) loans originated by the Company's former mortgage banking operations. The Company's non-residential loans were comprised of commercial mortgages, commercial loans, indirect equipment leases and consumer loans.

  Non-performing assets ("NPA's") consist of nonaccrual loans, loans with modified terms and OREO. Total NPA's increased 63% to $63.6 million at December 31, 1996, as compared to $39.0 million at December 31, 1995. The ratio of the allowance for loan and lease losses to nonaccrual loans decreased to 39.9% at December 31, 1996 from 44.3% at December 31, 1995. NPA's as a percentage of total assets were 2.64% and 1.55% at December 31, 1996 and 1995, respectively.

  The Company believes the overall increase in NPA's was primarily a result of the acquisition of a portfolio of sub-prime residential mortage loans by SPTL late in 1995. Nonaccrual loans in the acquired portfolio increased to $18.2 million from $0.6 million at December 31, 1996 and 1995, respectively. Although the levels of nonaccrual loans has increased, actual losses from the acquired portfolio have been minor at $337,000 and $0 in 1996 and 1995, respectively. The Company considered the level of NPA's related to its other lending activities to be acceptable due to the attractive yield on these loans.

  The Company evaluated expected losses on nonaccrual loans in both periods on a loan-by-loan basis and determined that the allowance was adequate to cover both expected losses on nonaccrual loans and inherent losses in the remainder of the Company's loans held for investment portfolio.

 Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

  Revenues for the year ended December 31, 1995 increased 17% to $85.3 million as compared to $72.8 million for the year ended December 31, 1994. Income before extraordinary item increased 115% to $14.2 million as compared to $6.6 million for the previous year. Net income for the year ended December 31, 1995 increased 89% to $14.2 million as compared to $7.5 million for the previous year. The 17% increase in revenue and the relatively unchanged level of expenses accounted for the increase in the Company's net income.

  Gain on sale of loans increased 359% to $39.6 million for the year ended December 31, 1995 as compared to $8.6 million for the year ended December 31, 1994. The increase was primarily the result of substantially increased profitability on the sale of various servicing retained variable and fixed rate loan products through securitizations, together with an increase in the volume of loans sold on a servicing released basis.

  Gain on sale of loans includes $28.9 million in gains recorded as a result of the securitization of $404.9 million of the Company's sub-prime residential mortgage loans, $98.3 million of non-conforming residential mortgage loans, $290.9 million of conforming residential mortgage loans, $57.7 million of multi-family mortgage loans, and $85.2 million of gross lease receivables. Also during 1995, the Company securitized $105.2 million of franchise mortgage loans which was accounted for as a financing.

  Net interest income, which consists of interest and fees net of interest charges, and net interest margin for the year ended December 31, 1995 increased 60% and 32% to $33.8 million and 2.08% compared to $21.1 million and 1.57% for the year ended December 31, 1994, respectively. The increase in net interest income and net interest margin was due primarily to two factors. The Company began 1995 with a loan portfolio consisting primarily of adjustable rate residential mortgage loans ("ARMs") tied to either the 11th District Cost of Funds index, or the 6 Month London Interbank Offering Rate ("LIBOR") index.

  These loans were originated during 1994 by the Company's mortgage lending operations, and the majority of these loans included a "teaser" period (typically three months) in which the borrower paid an interest rate to the mortgage lender that is substantially lower than the fully-indexed loan interest rate. As these loans repriced throughout 1995 and became fully indexed, the Company's related interest income increased commensurately. Interest income also increased as a result of the Company's loan and lease securitizations, which contributed interest income of $2.6 million from the accretion of discounts on the Company's Capitalized Excess Servicing Fees Receivable. The increase in interest income due to the factors described above was partially offset by an increase in the average costs of borrowing from all sources, including warehouse lines of credit, borrowings from the FHLB, and SPTL customer deposits.

  Loan servicing income for the year ended December 31, 1995 decreased 22% to $12.7 million as compared to $16.3 million for the year ended December 31, 1994. The decrease in loan servicing income was primarily due to a decreased average balance of residential mortgage loans serviced for others, coupled with an increase in direct servicing costs related to the loan foreclosure and property liquidation process. As interest rates decreased throughout 1995, the prepayment rate on the Company's residential mortgage loan servicing portfolio did not increase dramatically, primarily the result of the relatively low weighted average interest rate of 8.35% on the Company's residential mortgage loan servicing portfolio. Total runoff amounted to $612.3 million or 13% of the beginning balance of the residential mortgage loan servicing portfolio for 1995 as compared to $841.9 million or 22% of the beginning balance of the residential mortgage loan servicing portfolio for 1994. The residential mortgage loan servicing portfolio decreased 8% to $4.5 billion at December 31, 1995 from $4.9 billion at December 31, 1994.

  During 1995 and 1994, the Company sold mortgage loan servicing rights relating to $957.2 million and $2.9 billion principal amount of loans, resulting in pre-tax gains of $3.6 million and $30.8 million, respectively. During 1995, the average gain on sale of servicing rights decreased 66% to 37 basis points as compared to 108 basis points for the previous year. The profitability on the sale of servicing decreased primarily as a result of the Company's adoption of SFAS 122 which required the Company to capitalize servicing rights related to loans originated.

  Gain on the sale of servicing rights consists of the cash proceeds received on the "bulk" sale of servicing rights, net of the related capitalized PMSR's and OMSR's. The decision to buy or sell servicing rights is based upon management's assessment of the market for and current market value of servicing rights and the Company's current and future earnings and cash flow objectives.

  Expenses for the year ended December 31, 1995 were substantially unchanged from the previous year at $61.2 million as compared to $61.5 million in 1994.

  Personnel expenses increased 1.7% to $34.1 million in 1995 as compared to $33.5 million in 1994. This increase was primarily the result of increased personnel expenses related to the Company's acquisition and expansion activities throughout 1995, partially offset by reductions in personnel expense at the Company's mortgage banking operations. Amortization of capitalized servicing rights increased 26% to $4.0 million in 1995 as compared to $3.2 million in 1994, despite the decrease in the runoff rate of the Company's residential servicing portfolio. This increase was the result of an increase in prepayments of loans in the Company's servicing portfolio with related capitalized servicing. Amortization as a result of loan prepayments increased 275% to $1.2 million in 1995, as compared to $313,000 in 1994. Scheduled amortization of capitalized servicing rights was $2.8 million in 1995, substantially equal to the $2.9 million in 1994.

  Occupancy expense increased 15% to $3.9 million in 1995 as compared to $3.4 million in 1994. The increase primarily reflected an increase in lease expenses as a result of the Company's acquisition of FMAC, FCAC and CBCC in 1995.

  Net expenses of OREO increased 97% to $1.9 million in 1995 as compared to $969,000 in 1994. The increase in OREO expenses in 1995 was primarily the result of an increase in OREO writedowns. OREO writedowns increased 465% to $2.1 million in 1995 as compared to $369,000 in 1994.

  FDIC insurance premiums decreased 48% to $1.1 million in 1995 as compared to $2.2 million in 1994. FDIC insurance premiums decreased primarily as a result of a decrease in the premium charged for FDIC insurance in 1995. On June 1, 1995, the premium charged to SPTL decreased from 0.23% of deposits outstanding to $2,000 annually. SPTL has been considered to be well capitalized by its regulators.

  All other general and administrative expenses, including data processing, professional services, and telephone and other communications expense decreased 12% to $16.2 million in 1995 as compared to $18.3 million in 1994. The decrease was the result of the reversal in 1995 of $1.8 million of the $2.0 million provision established in 1994 for potential operating losses. The allowance was established as a result of the discovery of the lack of timely reconciliation of several cash and loans in process clearing accounts at the Company's principal subsidiary, SPTL. The Company corrected the accounting deficiencies at SPTL that included the use of significant Company and external resources to complete the reconciliations. At the completion of the reconciliation process, nothing came to the attention of management that caused the Company to believe any irregularities had taken place. Based on the resolution of the unidentified reconciling items at December 31, 1994, $1.8 million of the remaining allowance was reversed. Excluding the establishment in 1994 and the reversal in 1995 of the provision for operating losses, general and administrative expenses as described increased 10% to $18.0 million in 1995 as compared to $16.3 million in 1994. The increase in general and administrative expenses was due primarily to the Company's acquisition of FMAC, FCAC, and CBCC, as well as to the start up of ICAI in 1995.

  As a result of the change in the composition of the Company's investment loan portfolio, earnings were reduced by an increase in the provision for loan losses. The provision for loan losses was $5.5 million for 1995, an increase of 6% from $5.2 million for the same period in 1994. The increase in the provision was primarily the result of the increase in nonaccrual loans and the increase in the amount of net charge-offs. Total nonaccrual loans increased 136% to $31.0 million at December 31, 1995, as compared to $13.1 million at December 31, 1994. Total nonaccrual loans as a percentage of loans held for investment were 4.50% and 1.26% at December 31, 1995 and 1994, respectively. Net charge-offs were $3.1 million for 1995, as compared to $1.4 million for the same period in 1994.

  At December 31, 1995, of the $31.0 million of nonaccrual loans, 76%, 18% and 6% were single family, multi-family and non-residential loans, respectively, as compared to 74%, 9% and 17%, respectively, at December 31, 1994. The increase in nonaccrual loans represented by residential loans was due to the expansion of the investment loan portfolio with residential (one-to-four family) loans originated by the Company's former mortgage banking operations. The Company's non-residential loans were comprised of commercial mortgages, commercial loans, indirect equipment leases and consumer loans.

  Total NPA's increased 137% to $39.0 million at December 31, 1995, as compared to $16.4 million at December 31, 1994. The ratio of the allowance for loan losses to nonaccrual loans decreased to 44.3% at December 31, 1995 from 53.8% at December 31, 1994. NPA's as a percentage of total assets were 1.55% and 1.16% at December 31, 1995 and 1994, respectively. The Company believes the overall increase in NPA's was a result of the transfer of unsalable loans originated by the Company's former mortgage banking operations to the held for investment portfolio. The Company considered the level of NPA's related to its other lending activities to be acceptable due to the attractive yield on these loans.

  The ratio of the allowance for loan losses to nonaccrual loans decreased to 44.3% at December 31, 1995 from 53.8% at December 31, 1994. The Company evaluated expected losses on nonaccrual loans in both periods on a loan-by-loan basis and determined that the allowance was adequate to cover both expected losses on nonaccrual loans and inherent losses in the remainder of the Company's loans held for investment portfolio.

  On an ongoing basis, management monitors the loan portfolio and evaluates the adequacy of the allowance for losses considering such factors as historical loan loss experience, evaluations made by bank regulators, assessment of economic conditions and other appropriate data to identify the risks in the loan portfolio.

LIQUIDITY AND CAPITAL RESOURCES

 General

  The Company has an ongoing need for capital to finance its lending activities. This need is expected to increase as the volume of the Company's loan and lease originations and acquisitions increases. The Company's primary cash requirements include the funding of (i) loan and lease originations and acquisitions pending their pooling and sale, (ii) points and expenses paid in connection with the acquisition of wholesale loans, (iii) fees and expenses incurred in connection with its securitization programs, (iv) overcollateralization or reserve account requirements in connection with loans and leases pooled and sold through securitizations, (v) ongoing administrative and other operating expenses and
(vi) the costs of the Company's warehouse credit and repurchase facilities with certain financial institutions. The Company has financed its activities through warehouse lines of credit and repurchase facilities with financial institutions, equity and debt offerings in the capital markets, deposits or borrowings at SPTL and securitizations. The Company believes that such sources will be sufficient to fund the Company's liquidity requirements for the foreseeable future. There can be no assurance that the Company will have access to the capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to fund its future growth.

  SPTL historically obtained the liquidity necessary to fund the Company's former mortgage banking operations and its own investing activities through deposits and, if necessary through borrowings from the FHLB. At December 31, 1996 and December 31, 1995, SPTL had available lines of credit from the FHLB equal to 35% of its assets, or $484.4 million and $501.4 million, respectively. The highest FHLB advance outstanding during the year ended December 31, 1996 was $338.0 million, with an average outstanding balance of $188.8 million. The highest FHLB advance outstanding during the year ended December 31, 1995 was $435.0 million, with an average outstanding balance of $292.0 million. The outstanding balance of FHLB advances was $140.5 million at December 31, 1996.

  SPTL has been able to acquire new deposits through its local marketing strategies as well as domestic money markets. Additionally, SPTL maintains liquidity in the form of cash and interest bearing deposits with financial institutions. The Company tracks on a daily basis all new loan applications by office and, based on historical closing statistics, estimates expected fundings. Cash management systems at SPTL allow SPTL to anticipate both funding and sales and adjust deposit levels and short-term investments against the demands of the Company's lending activities. For a further description of SPTL's deposit generating activities and available funding, see "Business-- Funding and Securitizations."

  In addition to warehouse lines of credit and SPTL borrowings, the Company has also accessed the capital markets to fund its operations. In the second quarter of 1992, the Company completed its initial public offering of 8,750,211 shares, raising net proceeds of $15.9 million. In April 1996, the Company completed a stock offering of 4,879,808 shares of its common stock at $13.00 per share for net proceeds of $59.2 million.

  In January 1994, the Company issued $90.0 million principal amount of the Senior Notes. In October 1994, the Company repurchased $8.5 million of the Senior Notes.

  In March 1996, the Company reissued the $8.5 million of Senior Notes it purchased in October 1994. At December 31, 1996, $90.0 million of the Senior Notes were outstanding.

  In June 1996, SPFC completed an initial public offering of its common stock pursuant to which ICII was a selling shareholder. SPFC and ICII received net proceeds from such offering of approximately $53.8 million and $35.9 million, respectively. In November 1996, (i) SPFC issued $75.0 million of convertible subordinated notes due 2006 and (ii) ICII sold 1.0 million shares of SPFC common stock held by ICII for net proceeds of approximately $28.0 million.

  After the sale of such common stock by ICII, ICII owned approximately 51.2% of the issued and outstanding shares of SPFC's common stock, excluding shares issuable upon exercise of options granted or to be granted pursuant to SPFC's stock option plans and shares issuable upon conversion of the $75.0 million of convertible subordinated notes, mentioned above.

  During December 1996, the Company announced that it commenced a cash tender offer and consent solicitation for all $90 million principal amount of its 9.75% Senior Notes due 2004 at $1,040 per Senior Note. Subsequent to December 31, 1996, the Company successfully issued a 9.875% Senior Note offering due 2007, totaling $200.0 million. A portion of the proceeds from the offering was used to repurchase $69.8 million of the outstanding 9.75% Senior Notes. The remaining proceeds will be used to make capital contributions to subsidiaries, strategic acquisitions, investments, and for general corporate purposes. The effective interest rate on the tendered notes was approximately 10.8% after the amortization of original issue discount and deferred bond issue costs. The effective interest rate on the new notes is approximately 10.4% after the amortization of deferred bond issue costs. The Company engaged in the tender offer and new issuance in order to obtain a more favorable debt covenant package, and to raise new capital to support its growing businesses.

  In the first quarter of 1997, the Company sold 370,000 shares of its common stock investment in SPFC, generating net proceeds of $6.2 million. This sale resulted in a reduction of the company's ownership in SPFC to 49.4%. As such, beginning with the first quarter of 1997, the Company will no longer consolidate SPFC in its consolidated financial statements. The Company will report its investment in SPFC under the equity method.

 Limitations on Dividends

  Under the California Industrial Loan Law, a thrift and loan may declare dividends on its capital stock only if it has at least $750,000 of unimpaired capital stock plus additional capital stock of $50,000 for each branch office. In addition, no distribution of dividends is permitted unless: (i) such distribution would not exceed a thrift and loan's retained earnings, (ii) any payment would not result in a violation of the approved minimum capital to thrift and loan certificate of deposit ratio and (iii) after giving effect to the distribution, either (y) the sum of a thrift and loan's assets (net of goodwill, capitalized research and development expenses and deferred charges) would be not less than 125% of its liabilities (net of deferred taxes, deferred income and other deferred credits), and (z) current assets would be not less than current liabilities (except that if a thrift and loan's average earnings before taxes for the last two fiscal years had been less than average interest expense, current assets must be not less than 125% of current liabilities).

  Under California law, in order for capital (including surplus) of an institution to be included in calculating the leverage limitation described above, thrift institutions must amend their by-laws to restrict such capital from the payment of dividends. The amount of restricted capital maintained by a thrift also provides the basis for establishing the maximum amount that a thrift may lend to one single borrower. As of December 31, 1996 and December 31, 1995, $80.5 million and $80.5 million, respectively, of SPTL's capital was so restricted.

  The FDIC has advised insured institutions that the payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action. As a result of this policy, thrift and loans may find it difficult to pay dividends out of retained earnings from historical periods prior to the most recent fiscal year or to take advantage of earnings generated by extraordinary items. Under the Financial Institutions Supervisory Act and FIRREA, federal regulators also have authority to prohibit financial institutions from engaging in business practices which are considered to be unsafe or unsound. It is possible, depending upon the financial condition of a thrift and other factors, that such regulators could assert that the payment of dividends in some circumstances might constitute unsafe or unsound practices and prohibit payment of dividends even though technically permissible.

  Pursuant to FDICIA, SPTL is prohibited from paying dividends if the payment of such dividends would cause the institution to become "undercapitalized." These limitations on the payment of dividends may restrict the Company's ability to utilize cash from SPTL which may have been otherwise available to the Company for working capital.

 Lines of Credit and Warehouse Facilities

  The Company is dependent upon its ability to access warehouse credit and repurchase facilities, in addition to its ability to continue to pool and sell loans and leases in the secondary market, in order to fund new originations and purchases. The Company has warehouse lines of credit and repurchase facilities under which it had available an aggregate of approximately $236.6 million in financing at December 31, 1996 (excluding financing available to ICIFC and SPFC, and amounts available to ICII under a $200 million warehouse facility with PaineWebber Incorporated as described below). The Company expects to be able to maintain existing warehouse lines of credit and repurchase facilities (or to obtain replacement or additional financing) as current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms. To the extent that the Company is unable to arrange new warehouse lines of credit and repurchase facilities, the Company may have to curtail its loan origination and purchasing activities, which could have a material adverse effect on the Company's operations and financial position.

  PaineWebber Incorporated has agreed to make available repurchase lines to ICII in an amount equal to $200.0 million. PaineWebber provided ICII with these funding capabilities for its former mortgage banking operations, where ICII can close loans in its name. The loan collateral is held by an independent third-party custodian and ICII has the ability to borrow against that collateral at a percentage of the original principal balance. The rate charged is LIBOR plus 65 to 85 basis points, depending on the loan product type. This line does not have an expiration date, but is due on 30 days demand. As of December 31, 1996, ICII had an outstanding balance of $5.7 million with respect to this facility. The Company does not intend to utilize this facility in the future.

  The Warehouse Lending Corporation of America has agreed to make available repurchase lines to ICII in an amount equal to $20.0 million. The Warehouse Lending Corporation of America has provided ICII with these funding capabilities for its former mortgage banking operations, where ICII can repurchase loans in its name. The loan collateral is held by an independent third-party custodian and ICII has the ability to borrow against that collateral at a percentage of the original principal balance.

  The rate charged is LIBOR plus 250 basis points, depending on the loan product type. Availability under this facility expired in August 1996. As of December 31, 1996, ICII had an outstanding balance of $4.6 million with respect to this facility.

  Imperial Warehouse Lending Group ("IWLG") has agreed to make available repurchase lines to ICII in an amount equal to $20.0 million. IWLG has provided ICII with these funding capabilities for its mortgage banking operations, where ICII can close loans in its name. The loan collateral is held by an independent third-party custodian and ICII has the ability to borrow against that collateral at a percentage of the original principal balance. The rate charged is Bank of America's Prime Lending Rate minus 25 basis points. This line has an expiration date of September 30, 1997. As of December 31, 1996, ICII had an outstanding balance of $5.1 million with respect to this facility.

  CS First Boston has agreed to make available repurchase lines to FMAC in an amount equal to $200.0 million. CS First Boston has provided FMAC with these funding capabilities for its franchise mortgage banking operations, where FMAC can close loans in its name. The loan collateral is held by an independent third-party custodian and FMAC has the ability to borrow against that collateral at a percentage of the original principal balance. The rate charged is LIBOR plus 125 basis points. This line is guaranteed by ICII and has an expiration date of December 1997. As of December 31, 1996, FMAC had an outstanding balance of $48.8 million with respect to this facility.

  Banco Santander has agreed to make available repurchase lines to FMAC in an amount equal to $50.0 million. Banco Santander has provided FMAC with these funding capabilities for its franchise mortgage banking operations, where FMAC can close loans in its name. The loan collateral is held by an independent third-party custodian and FMAC has the ability to borrow against that collateral at a percentage of the original principal balance. The rate charged is LIBOR plus 225 basis points. This line is guaranteed by ICII and expired November 1996; FMAC is currently negotiating an extension of this facility. As of December 31, 1996, FMAC had an outstanding balance of $16.2 million with respect to this facility.

  Greenwich Financial Capital Products, Inc. ("Greenwich") has agreed to make available repurchase lines to FMAC. The total commitment amount has been unspecified. Greenwich has provided FMAC with these funding capabilities for its franchise mortgage operations, where FMAC can close loans in its name. The loan collateral is held by an independent third-party custodian and FMAC has the ability to borrow against that collateral at a percentage of the original principal balance. The rate charged is LIBOR plus 175 basis points. This line is guaranteed by ICII and is due on 30 days demand. As of December 31, 1996, FMAC had an outstanding balance of $35.2 million with respect to this facility.

  CoreStates Bank, N.A. ("CoreStates") has agreed to make available repurchase lines to IBC in an amount equal to $10.0 million. CoreStates has provided IBC with these funding capabilities for its equipment leasing operations. The loan collateral is held by an independent third-party custodian and IBC has the ability to borrow against that collateral at a percentage of the original principal balance. The rate charged is LIBOR plus 230 basis points. The Company intends to use this credit line to fund IBC's equipment purchases. This line is guaranteed by ICII and has an expiration date of November 1997. As of December 31, 1996, IBC had an outstanding balance of $1.1 million with respect to this facility.

  Conti Financial Corporation has agreed to make available credit lines of $100.0 million for the purpose of acquiring AVCO and the securitization of their leasing assets. As of December 31, 1996, IBC has an outstanding balance of $87.7 million with respect to this credit facility.

  Lehman Commercial Paper Inc. ("LCPI") has agreed to make available repurchase lines to SPFC in an amount equal to $200.0 million. LCPI has provided SPFC with these funding capabilities for its mortgage banking operations, where SPFC can close loans in its name. The loan collateral is held by an independent third-party custodian and SPFC has the ability to borrow against that collateral at a percentage of the original principal balance. The rate charged is LIBOR plus 80 to 95 basis points. This line is guaranteed by ICII and has an expiration date of April 1, 1997. As of December 31, 1996, SPFC had an outstanding balance of $0 million with respect to this facility.

  In October 1996, Morgan Stanley Mortgage Capital agreed to make available to SPFC a $150.0 million warehouse line of credit for the purpose of loan originations and purchases. The loan collateral is held by an independent third-party custodian and SPFC has the ability to borrow against that collateral at a percentage of the original principal balance. The rate charged is LIBOR plus 70 basis points. The lender of this facility did not require ICII's guarantee. This line has an expiration date of October 22, 1997. As of December 31, 1996, SPFC had an outstanding balance of $152.7 million with respect to this facility. In February 1997, the line of credit was increased to $400 million.

  IWLG has agreed to make available to ICIFC repurchase lines in an amount equal to $600.0 million. IWLG has provided ICIFC with these funding capabilities for its mortgage banking operations, where ICIFC can close loans in its name. The loan collateral is held by an independent third-party custodian and ICIFC has the ability to borrow against that collateral at a percentage of the original principal balance. The rate charged is Bank of America's Prime Rate. The Company intends to use this credit line to fund ICIFC's mortgage loan originations and acquisition in the future. This line has no expiration date. As of December 31, 1996, ICIFC had an outstanding balance of $337.4 million with respect to this facility.

 Securitizations

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

  In a securitization, the Company recognizes a gain on sale of the loans or leases securitized upon the closing of the securitization but does not receive the cash representing such gain until it receives the excess servicing fees, which are payable over the actual life of the loans or leases securitized. As a result, such transactions may not generate cash flows to the Company for an extended period.

  In addition, in order to gain access to the secondary market for loans and leases, the Company has relied on monoline insurance companies to provide guarantees on outstanding senior interests in the special purpose entities to which such loans and leases are sold to enable it to obtain investment grade ratings for such interests. To a limited extent, the Company also relies on overcollateralization to support outstanding senior interests.

  However, any unwillingness of the monoline insurance companies to guarantee the senior interests in the Company's loan or lease pools could have a material adverse effect on the Company's financial position and results of operations.

  The pooling and servicing agreements that govern the distribution of cash flows from the loans included in securitizations require either (i) the establishment of a reserve account that may be funded with an initial cash deposit by the Company or (ii) the overcollateralization of the senior interests by using interest receipts on the loans to reduce the outstanding principal balance of the senior interests. To the extent that a loss is realized on the loans, the loss will either be paid out of the reserve account or the overcollateralization amount or will be reduced to the extent that funds are available and will result in a reduction in the value of the Capitalized Excess Servicing Fees Receivable.

  The Company may be required either to repurchase or to replace loans which do not conform to the representations and warranties made by the Company in the pooling and servicing agreements entered into when the loans are pooled and sold through securitizations.

 Franchise Lending

  FMAC sells a majority of its loan origination volume in securitizations and to a lesser extent through whole loan sales. FMAC securitized $325.1 million and $105.2 million of franchise loans during the year ended December 31, 1996 and the period from its inception at June 30, 1995 through December 31, 1995, respectively.

 Business Finance Lending

  IBC sells its lease originations primarily through a revolving securitization facility administered by Citicorp North America, Inc. ("CNAI"). The facility has a three-year revolving period, which expires on December 29, 1998, and a three and one-half year amortization period.

  Under the facility, IBC entered into a sale agreement ("IBC Agreement") pursuant to which IBC will sell lease receivables to its wholly-owned special purpose subsidiary, IBC Funding Corp. ("IFC"). During the revolving period, Corporate Receivables Corporation ("CRC"), a special purpose subsidiary administered by CNAI, issues commercial paper to fund its purchases of IBC originations. The purchase limit under the facility is $110.0 million and as of December 31, 1996, there was approximately $100.4 million of commercial paper outstanding under the facility.

  CRC purchases from IFC all receivables acquired by IFC pursuant to the IBC Agreement. Such purchases are treated as sales for reporting purposes under generally accepted accounting principles ("GAAP") and as financings for tax purposes. CRC is conveyed a 100% ownership interest in the receivables, together with a security interest in the underlying lease equipment, which ownership and security interests have been perfected under the Uniform Commercial Code. Payments of the purchase price are made directly from payments by lessees on the lease receivables.

 Commercial Mortgage Lending

  During the year ended December 31, 1996, SPTL securitized $277.0 million of multi-family and commercial real estate loans. Subordinated bonds of approximately $22 million from the securitization were delivered into a total rate of return swap with a financial institution. The provisions of the swap entitle the Company to receive the total return on the subordinated bonds delivered in exchange for a floating payment of LIBOR plus a spread of 1.95%. The swap is an off balance sheet instrument.

INFLATION

  The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Inflation affects the Company primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. During periods of decreasing interest rates, borrowers are more likely to refinance their existing loans which may negatively impact the Company's investments in capitalized excess servicing related assets.

ASSET QUALITY

  As a result of the continuing change in the composition of the Company's investment loan portfolio, earnings were reduced by an increase in the provision for loan and lease losses.

  The provision for loan and lease losses increased to $9.8 million for the year ended December 31, 1996, as compared to $5.5 million and $5.2 million for the years ended December 31, 1995 and 1994, respectively. The increase in the provision for loan and lease losses was primarily the result of an increase in nonaccrual loans, an increase in the amount of net charge-offs, and the continuing change in the composition of the investment loan portfolio to higher-yielding loan products. Total nonaccrual loans increased to $50.1 million at December 31, 1996, as compared to $31.0 million and $13.1 million at December 31, 1995 and 1994, respectively. Total nonaccrual loans as a percentage of loans held for investment were 4.55%, 4.50%, and 1.26% at December 31, 1996, 1995, and 1994, respectively.

  Net charge-offs for the years ended December 31, 1996, 1995 and 1994 were $8.0 million, $3.1 million, and $1.4 million, respectively. Net charge-offs for the years ended December 31, 1996 and 1995 by product type were as follows: multi-family loans $1.1 million and $0.3 million, respectively, consumer loans $0.8 million and $0.1 million, respectively, conforming residential mortgage loans $2.5 million and $2.0 million, respectively, commercial loans $0.5 million and $0.2 million, respectively, and leases $3.1 million and $0.5 million, respectively.

  The ratio of the allowance for loan and lease losses to total loans held for investment was 1.82%, 1.99%, and 0.68% at December 31, 1996, 1995, and 1994,
respectively. The ratio of the allowance for loan and lease losses to nonaccrual loans and leases were 39.9%, 44.3%, and 53.8% at December 31, 1996, 1995, and 1994, respectively. Although nonaccrual loans increased for the year ended December 31, 1996 from December 31, 1995, with a corresponding decrease in allowance coverage, the Company evaluated expected losses on nonaccrual loans on a loan-by-loan basis and determined that the allowance was adequate to cover both expected losses on nonaccrual loans and inherent losses in the remainder of the Company's loans held for investment portfolio. The Company considers the allowance for loan and lease losses to be adequate.

  The percentage of the allowance for loan and lease losses to nonaccrual loans does not remain constant due to the nature of the Company's portfolio of loans. The collateral for each nonperforming mortgage loan is analyzed by the Company to determine potential loss exposure, and in conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and lease losses. On an ongoing basis, management monitors the loan portfolio and evaluates the adequacy of the allowance for loan and lease losses. In determining the adequacy of the allowance for loan and lease losses, management considers such factors as historical loan loss experience, underlying collateral values, evaluations made by bank regulatory authorities, assessment of economic conditions and other appropriate data to identify the risks in the loan portfolio. Loans deemed by management to be uncollectible are charged to the allowance for loan losses.

  Recoveries on loans previously charged off are credited to the allowance. Provisions for loan losses are charged to expense and credited to the allowance in amounts deemed appropriate by management based upon its evaluation of the known and inherent risks in the loan portfolio. Future additions to the allowance for loan losses may be necessary. For further information, see "Business--Loans Held for Investment."

ASSET/LIABILITY MANAGEMENT

  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of falling interest rates, the net earnings of an institution with a positive gap theoretically may be adversely affected due to its interest-earning assets repricing to a greater extent than its interest-bearing liabilities.

  Conversely, during a period of rising interest rates, theoretically, the net earnings of an institution with a positive gap position may increase as it is able to invest in higher yielding interest-earning assets at a more rapid rate than its interest-bearing liabilities reprice.

  In addition, a positive gap may not protect an institution with a large portfolio of ARMs from increases in interest rates for extended time periods as such instruments generally have periodic and lifetime interest rate caps. The Company's ARMs are predominantly tied to LIBOR. Interest rates and the resulting cost of funds increases in a rapidly increasing rate environment could exceed the cap levels on these loan products and negatively impact net interest income.

  The Company has managed portfolio interest rate risk through the aggressive marketing and funding of adjustable rate loans, which generally reprice at least semi-annually and are generally indexed to LIBOR. As a result of this strategy, at December 31, 1996, the Company's total interest-earning assets maturing or repricing within one year exceeded its total interest-bearing liabilities maturing or repricing in the same time by $243.5 million, representing a positive cumulative gap ratio of 113.3%. The Company closely monitors its interest rate risk as such risk relates to operational strategies. The Company's cumulative gap position is at a level satisfactory to management and the Company is currently attempting to maintain a positive gap position in light of the current interest rate environment. However, there can be no assurances that the Company will be able to maintain its positive gap position or that its strategies will not result in a negative gap position in the future. The level of the movement of interest rates, up or down, is an uncertainty and could have a negative impact on the earnings of the Company.

 Hedging

  The Company has implemented various hedging strategies with respect to its origination of loans and leases for sale. To date, this has included selling short comparable maturity United States Treasury securities and preselling loans through prefunding accounts in its securitizations. The Company is subject to the risk of rising interest rates between the time it commits to fund or purchase loans at a fixed price and the time it sells or securitizes those loans.

  To mitigate this risk, the Company enters into transactions designed to hedge interest rate risks, including mandatory and optional forward selling of mortgage-backed securities or United States Treasury securities, and buying and selling of futures on United States Treasury securities. The nature and quantity of these hedging transactions is and will be determined by the management of the Company based on various factors including market conditions and the expected volume of mortgage loan originations and purchases.

  The Company believes that it has implemented a cost-effective hedging program to provide a level of protection against interest rate risks. However, an effective hedging strategy is complex and no hedging strategy can completely insulate the Company from interest rate risks. In addition, hedging involves transaction and other costs which could increase as the period covered by the hedging protection increases, such costs could also increase in periods of risk and fluctuating interest rates. Therefore, the Company may be prevented from effectively hedging its interest rate risks, without significantly reducing the Company's return on equity.

  The Company does not currently engage in the speculative use of trading activities, including derivatives and synthetic instruments or hedging activities, in controlling interest rate risk on its portfolio of loans held for investment.

 Former Mortgage Banking Loan Commitments

  As of December 31, 1996, 1995, and 1994, the Company had open short-term commitments amounting to $0, $93.7 million, and $168.5 million, respectively, to fund loans in process subject to credit approval. Interest rate risk is mitigated by the use of forward contracts to sell loans to investors.

 Forward Contracts

  The Company sells mortgage-backed securities through forward delivery contracts with major dealers in such securities. At December 31, 1996, 1995, and 1994, the Company had $143.0 million, $279.2 million, and $485.5 million, respectively, in outstanding commitments to sell mortgage loans through mortgage-backed securities. These commitments allow the Company to enter into mandatory commitments when the Company notifies the investor of its intent to exercise a portion of the forward delivery contracts. The Company was obligated under mandatory commitments to deliver loans to such investors at December 31, 1996, 1995, and 1994 in the amounts of $0 million, $97.0 million, and $79.0, respectively.

  The credit risk of forward contracts relates to the counterparties' ability to perform under the contract. The Company evaluates counterparties based on their ability to perform prior to entering into any agreements.

 Options

  The Company may purchase put options to hedge against adverse movements in the value of the loans held for sale portfolio. The Company will realize a gain or loss upon the expiration or closing of the option transaction. When an option is exercised, the proceeds on sales for a written call option, the purchase cost for a written put option or the cost of the security for a purchased put or call option is adjusted by the amount of premium received or paid. The risk in buying an option is limited to the cost of the premium.

  The Company had $70.0 million $20.0 million, and $0 notional amount of written call option contracts outstanding at December 31, 1996, 1995, and 1994, respectively. The Company received $366,000, $82,600, and $0 in premiums related to the options outstanding at December 31, 1996, 1995, and 1994, respectively. There were no option contracts exercised during the years ended December 31, 1996, 1995, and 1994.

REPRICING/MATURITY OF INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES

  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1996, which are anticipated by the Company to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability.

                                                              AT DECEMBER 31, 1996
                          ------------------------------------------------------------------------------------------------
                                                                       MORE THAN MORE THAN
                                      MORE THAN  MORE THAN  MORE THAN   3 YEARS   5 YEARS               NON
                           3 MONTHS  3 MONTHS TO 6 MONTHS   1 YEAR TO    TO 5      TO 10    MORE THAN INTEREST
                           OR LESS    6 MONTHS   TO 1 YEAR   3 YEARS     YEARS     YEARS    10 YEARS  BEARING     TOTAL
                          ---------- ----------- ---------  ---------  --------- ---------  --------- --------  ----------
Interest-earning assets:
 Cash...................  $   74,247  $    --    $     --   $    --    $    --   $     --   $    --   $    --   $   74,247
 Other interest bearing
  deposits..............       3,369       --          --        --         --         --        --        --        3,369
 Investment securities
  available for sale....      91,204       --          --        --         --         --        --        --       91,204
 FHLB stock.............      17,152       --          --        --         --         --        --        --       17,152
 Mortgage loans held
  for sale..............     940,096       --          --        --         --         --        --        --      940,096
 Loans held for
  investment, net of
  unearned discount and
  deferred loan
  fees(1)...............     616,998   200,642     127,423    30,497      2,842     15,151    95,045       --    1,088,598
                          ----------  --------   ---------  --------   --------  ---------  --------  --------  ----------
Total interest-earning
 assets.................   1,743,066   200,642     127,423    30,497      2,842     15,151    95,045       --    2,214,666
                          ----------  --------   ---------  --------   --------  ---------  --------  --------  ----------
Less:
 Allowance for loan
  losses................         --        --          --        --         --         --        --    (19,999)    (19,999)
                          ----------  --------   ---------  --------   --------  ---------  --------  --------  ----------
 Net interest earning
  assets................   1,743,066   200,642     127,423    30,497      2,842     15,151    95,045   (19,999)  2,194,667
 Non-interest-earning
  assets................         --        --          --        --         --         --        --    275,972     275,972
                          ----------  --------   ---------  --------   --------  ---------  --------  --------  ----------
   Total assets.........  $1,743,066  $200,642   $ 127,423  $ 30,497   $  2,842  $  15,151  $ 95,045  $255,973  $2,470,639
                          ==========  ========   =========  ========   ========  =========  ========  ========  ==========
Interest-bearing
 liabilities:
 Deposits...............  $  401,483  $279,397   $ 311,862  $ 76,442   $    --   $     --   $    --   $    --   $1,069,184
 Borrowings from FHLB...      60,000     4,500      76,000       --         --         --        --        --      140,500
 Other borrowings.......     694,352       --          --        --         --         --        --        --      694,352
 Senior Notes...........         --        --          --        --         --      88,209       --        --       88,209
 Convertible Notes......         --        --          --        --         --      75,000       --        --       75,000
                          ----------  --------   ---------  --------   --------  ---------  --------  --------  ----------
Total interest-bearing
 liabilities............   1,155,835   283,897     387,862    76,442        --     163,209       --        --    2,067,245
Non-interest bearing
 liabilities............         --        --          --        --         --         --        --    163,886     163,886
Shareholders' equity....         --        --          --        --         --         --        --    239,508     239,508
                          ----------  --------   ---------  --------   --------  ---------  --------  --------  ----------
   Total liabilities and
    shareholders'
    equity..............  $1,155,835  $283,897   $ 387,862  $ 76,442   $    --   $ 163,209  $    --   $403,394  $2,470,639
                          ==========  ========   =========  ========   ========  =========  ========  ========  ==========
Interest rate
 sensitivity gap(2).....  $  587,231  $(83,255)  $(260,439) $(45,945)  $  2,842  $(148,058) $ 95,045  $    --   $  147,421
Cumulative interest
 sensitivity gap........  $  587,231  $503,976   $ 243,537  $197,592   $200,434  $  52,376  $147,421  $147,421
Cumulative interest
 sensitivity gap as a
 percentage of total
 assets.................      23.77%    20.40%       9.86%     8.00%      8.11%      2.12%     5.97%
Cumulative net interest
 bearing assets as a
 percent of interest
 bearing liabilities....     150.81%   135.00%     113.33%   110.38%    110.53%    102.53%   107.13%               107.13%

-------
(1) For purposes of the gap analysis, unearned discount and deferred fees are pro rated for loans receivable.

(2) Interest sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

  Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARMs, have features which restrict changes in interest rates on a short term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those reflected in the table. Finally, the ability of many borrowers to service their ARMs may decrease in the event of an interest rate increase.

AVERAGE BALANCE SHEET

  The following tables set forth certain information relating to the Company for the years ended December 31, 1996, 1995, and 1994. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields.

                                                       YEARS ENDED DECEMBER 31,
                          -------------------------------------------------------------------------------------
                                     1996                         1995                         1994
                          ---------------------------  ---------------------------  ---------------------------
                                              YIELD/                       YIELD/                       YIELD/
                           AVERAGE            AVERAGE   AVERAGE            AVERAGE   AVERAGE            AVERAGE
                           BALANCE   INTEREST  COST     BALANCE   INTEREST  COST     BALANCE   INTEREST  COST
                          ---------- -------- -------  ---------- -------- -------  ---------- -------- -------
                                                        (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
 Interest-bearing
  deposits..............  $  143,067 $  9,862   6.89%  $  131,277 $  5,641   4.30%  $   89,155 $ 2,757    3.09%
 FHLB stock.............      15,853      945   5.96       19,720      989   5.02       18,398     853    4.64
 Loans held for sale....   1,140,790  101,170   8.87      361,156   16,286   4.51      719,487  29,416    4.09
 Loans held for
  investment, net(1)....     779,522   87,072  11.17    1,091,536  103,958   9.52      521,200  49,757    9.55
 Capitalized excess
  servicing fees
  receivable and
  retained interest.....      53,052    8,422  15.87       22,257    2,608  11.72          --      --      --
                          ---------- --------          ---------- --------          ---------- -------
   Total interest-
    earning assets......   2,132,284  207,471   9.73    1,625,946  129,482   7.96    1,348,240  82,783    6.14
                          ---------- --------          ---------- --------          ---------- -------
Non interest-earning
 assets.................     163,055                       45,167                       70,117
                          ----------                   ----------                   ----------
   Total assets.........  $2,295,339                   $1,671,113                   $1,418,357
                          ==========                   ==========                   ==========
LIABILITIES AND
 SHAREHOLDERS' EQUITY:
Interest-bearing
 liabilities:
 Deposits...............  $1,063,799 $ 60,999   5.73%  $  867,162 $ 51,565   5.95%  $  992,972 $41,765    4.21%
 Borrowings from
  Imperial Bank                3,311      302   9.12          --       --     --         1,415     129    9.12
 Borrowings from FHLB...     201,693   12,055   5.98      310,425   19,420   6.26      235,922  10,496    4.45
 Other borrowings.......     645,313   52,050   8.07      251,684   16,363   6.50       18,877     946    5.01
 Senior Notes...........      88,365    8,955  10.13       81,500    8,380  10.28       79,807   8,338   10.45
 Convertible
  subordinated
  debentures............      10,068      675   6.70          --       --     --           --      --      --
                          ---------- --------          ---------- --------          ---------- -------
   Total interest-
    bearing
    liabilities(2)......   2,012,549  135,036   6.71    1,510,771   95,728   6.34    1,328,993  61,674    4.64
                          ---------- --------          ---------- --------          ---------- -------
Non interest-bearing
 liabilities............     115,962                       88,306                       19,025
Shareholders' equity....     166,828                       72,036                       70,339
                          ----------                   ----------                   ----------
   Total liabilities and
    shareholders'
    equity..............  $2,295,339                   $1,671,113                   $1,418,357
                          ==========                   ==========                   ==========
Net interest rate
 spread.................             $ 72,435   3.02%             $ 33,754   1.62%             $21,109    1.50%
                                     ========                     ========                     =======
Net interest margin(2)..                        3.40%                        2.08%                        1.57%
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities............                      105.95%                      107.62%                      101.45%

-------
(1) Net of deferred income and the allowance for loan losses, includes nonaccrual loans.

(2) Average interest cost and net interest margin excluding the interest expense from the Senior Notes held at ICII and the convertible subordinated debentures held at SPFC during the years ended December 31, 1996, 1995 and 1994 were 6.55% and 3.85%, 6.11% and 2.59%, 4.27% and
    2.18%, respectively.

ANALYSIS OF NET INTEREST INCOME

  Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them, respectively.

RATE/VOLUME ANALYSIS

  The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's net interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), (iii) changes in interest due to both rate and volume and (iv) the net change.

                                               YEAR ENDED DECEMBER 31,
                         ---------------------------------------------------------------------------
                                  1996 OVER 1995                         1995 OVER 1994
                         ------------------------------------  -------------------------------------
                                             RATE/                                  RATE/
                          VOLUME    RATE    VOLUME    TOTAL     VOLUME     RATE    VOLUME    TOTAL
                         --------  -------  -------  --------  --------  --------  -------  --------
                                                    (IN THOUSANDS)
Increase/(decrease) in:
  Interest-bearing
   deposits............. $    507  $ 3,400  $   314  $  4,221  $  1,302  $  1,079  $   503  $  2,884
  FHLB stock............     (194)     185      (35)      (44)       61        70        5       136
  Loans held for sale...   35,161   15,746   33,977    84,884   (14,656)    3,022   (1,496)  (13,130)
  Loans held for
   investment, net......  (29,704)  18,010   (5,192)  (16,886)   54,467      (156)    (110)   54,201
  Capitalized excess
   servicing fees
   receivable...........    3,609      924    1,281     5,814     2,608       --       --      2,608
                         --------  -------  -------  --------  --------  --------  -------  --------
    Total interest
     income.............    9,379   38,265   30,345    77,989    43,782     4,015   (1,098)   46,699
                         --------  -------  -------  --------  --------  --------  -------  --------
  Deposits..............   11,700   (1,908)    (358)    9,434    (5,297)   17,278   (2,181)    9,800
  Borrowings from
   Imperial Bank........      302      --       --        302      (129)      --       --       (129)
  FHLB borrowings.......   (6,807)    (869)     311    (7,365)    3,315     4,270    1,339     8,924
  Other borrowings......   25,586    3,951    6,150    35,687    11,664       281    3,472    15,417
  Senior Notes..........      706     (122)      (9)      575       177      (136)       1        42
  Convertible Notes.....      675      --       --        675       --        --       --        --
                         --------  -------  -------  --------  --------  --------  -------  --------
    Total interest
     expense............   32,162    1,052    6,094    39,308     9,730    21,693    2,631    34,054
                         --------  -------  -------  --------  --------  --------  -------  --------
Change in net interest
 income................. $(22,783) $37,213  $24,251  $ 38,681  $ 34,052  $(17,678) $(3,729) $ 12,645
                         ========  =======  =======  ========  ========  ========  =======  ========

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), which establishes accounting for transfers and servicing of financial assets and extinguishment of liabilities. This statement specifies when financial assets and liabilities are to be removed from an entity's financial statements, the accounting for servicing assets and liabilities and the accounting for assets that can be contractually prepaid in such a way that the holder would not recover substantially all of its recorded investment.

  Under SFAS 125, an entity recognizes only assets it controls and liabilities it has incurred, discontinues recognition of assets only when control has been surrendered, and discontinues recognition of liabilities only when they have been extinguished. SFAS 125 requires that the selling entity continue to carry retained interests, including servicing assets, relating to assets it no longer recognizes. Such retained interests are based on the relative fair values of the retained interests of the subject assets at the date of transfer. Transfers not meeting the criteria for sale recognition are accounted for as a secured borrowing with a pledge of collateral.

  SFAS 125 requires an entity to recognize its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset or liability. The servicing asset or liability is to be amortized in proportion to, and over the period of, net servicing income or loss. Servicing assets and liabilities are to be assessed for impairment based on their fair value.

  SFAS 125 modifies the accounting for interest-only strips or retained interests in securitizations, such as capitalized servicing fees receivable, that can be contractually prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment. In this case, it requires that they be classified as available for sale or as trading securities. Interest-only strips and retained interests are to be recorded at market value.

  Under the provisions of SFAS 125, management has determined that mortgage backed securities retained by the Company as a result of securitization transactions will be held as trading securities. All other retained securities will be classified as available for sale or trading as determined at the time of securitization.

  Changes in market value are included in operations, if classified as trading securities, or in shareholders' equity as unrealized gains or losses, net of tax, if classified as available for sale. SFAS 125 was effective for the Company on January 1, 1997. Management has determined that the implementation of SFAS 125 will not have a material impact on the Company's financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report...............................................  65
Consolidated Balance Sheets................................................  66
Consolidated Statements of Income..........................................  67
Consolidated Statements of Changes in Shareholders' Equity.................  68
Consolidated Statements of Cash Flows......................................  69
Notes to Consolidated Financial Statements.................................  70

  All supplemental schedules are omitted as inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Imperial Credit Industries, Inc.:

  We have audited the accompanying consolidated balance sheets of Imperial Credit Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imperial Credit Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

  As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," for the year ended December 31, 1995.

                                          KPMG Peat Marwick LLP

Los Angeles, California
January 29, 1997

                        IMPERIAL CREDIT INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1996       1995
                                                          ---------- ----------
                         ASSETS
                         ------
Cash..................................................... $   74,247 $   39,166
Interest bearing deposits................................      3,369    267,776
Investment in Federal Home Loan Bank stock...............     17,152     22,750
Trading securities, at market............................     25,180        --
Securities available for sale, at market.................     59,116      5,963
Loans held for sale .....................................    940,096  1,341,810
Loans held for investment, net...........................  1,068,599    668,771
Purchased and originated servicing rights................     14,887     18,428
Capitalized excess servicing fees receivable.............     23,142     33,181
Retained interest in loan and lease securitizations......     49,548     14,251
Interest-only and residual certificates..................     87,017     10,840
Accrued interest on loans................................     13,847     10,164
Premises and equipment, net..............................     12,442     11,369
Other real estate owned, net.............................     12,214      7,179
Goodwill.................................................     38,491     20,346
Other assets.............................................     31,292     38,641
                                                          ---------- ----------
    Total assets......................................... $2,470,639 $2,510,635
                                                          ========== ==========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Deposits................................................. $1,069,184 $1,092,989
Borrowings from Imperial Bank............................        --       5,000
Borrowings from Federal Home Loan Bank...................    140,500    190,000
Other borrowings.........................................    694,352    875,815
Bonds....................................................        --     111,995
Senior Notes.............................................     88,209     80,472
Convertible subordinate debentures.......................     75,000        --
Accrued interest payable.................................     14,034     14,494
Income taxes payable.....................................     55,327     12,962
Minority interest in consolidated subsidiaries...........     54,936      1,452
Other liabilities........................................     39,589     31,354
                                                          ---------- ----------
    Total liabilities....................................  2,231,131  2,416,533
                                                          ---------- ----------
Commitments and contingencies (note 27)
Shareholders' equity:
  Preferred stock, 8,000,000 shares authorized; none
   issued or outstanding.................................        --         --
  Common stock, no par value. Authorized 80,000,000
   shares; 38,291,112 and 14,578,481 shares issued and
   outstanding at December 31, 1996 and 1995,
   respectively..........................................    145,521     51,981
  Retained earnings......................................     88,977     38,910
  Unrealized gain on securities available for sale, net..      5,010      3,211
                                                          ---------- ----------
    Total shareholders' equity...........................    239,508     94,102
                                                          ---------- ----------
    Total liabilities and shareholders' equity........... $2,470,639 $2,510,635
                                                          ========== ==========

          See accompanying notes to consolidated financial statements.

                        IMPERIAL CREDIT INDUSTRIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                     -------- --------  -------
REVENUE:
  Gain on sale of loans............................. $ 88,156 $ 39,557  $ 8,628
                                                     -------- --------  -------
  Interest on loans.................................  188,242  120,244   79,173
  Interest on investments...........................   10,807    6,630    3,610
  Interest on other finance activities..............    8,422    2,608      --
                                                     -------- --------  -------
    Total interest income...........................  207,471  129,482   82,783
  Interest expense..................................  135,036   95,728   61,674
                                                     -------- --------  -------
    Net interest income.............................   72,435   33,754   21,109
  Provision for loan and lease losses...............    9,773    5,450    5,150
                                                     -------- --------  -------
  Net interest income after provision for loan and
   lease losses.....................................   62,662   28,304   15,959
                                                     -------- --------  -------
  Loan servicing income.............................    1,680   12,718   16,332
  Gain on sale of servicing rights..................    7,591    3,578   30,837
  Gain on sale of SPFC stock........................   51,243      --       --
  Gain on sale of stock by subsidiary...............   31,447      --       --
  Management fees...................................    3,347       38      --
  Other income......................................   10,807    1,114    1,048
                                                     -------- --------  -------
    Total other income..............................  106,115   17,448   48,217
                                                     -------- --------  -------
  Total revenue.....................................  256,933   85,309   72,804
                                                     -------- --------  -------
EXPENSES:
  Personnel expense.................................   48,355   34,053   33,477
  Amortization of PMSR's and OMSR's.................    1,121    3,986    3,176
  Occupancy expense.................................    4,653    3,904    3,399
  Data processing expense...........................    2,163    1,461    1,323
  Net expenses of other real estate owned...........    7,014    1,913      969
  Professional services.............................    9,559    2,769    1,528
  FDIC insurance premiums...........................      327    1,137    2,170
  Telephone and other communications................    2,917    2,509    2,820
  Restructuring provision--exit from former mortgage
   banking operations...............................    3,800      --       --
  General and administrative expense................   19,140    9,448   12,652
                                                     -------- --------  -------
    Total expenses..................................   99,049   61,180   61,514
                                                     -------- --------  -------
  Income before income taxes........................  157,884   24,129   11,290
  Income taxes......................................   69,874   10,144    4,685
  Minority interest in income (loss) of consolidated
   subsidiaries.....................................   12,026     (208)     --
                                                     -------- --------  -------
  Income before extraordinary item..................   75,984   14,193    6,605
  Extraordinary item--repurchase of Senior Notes,
   net of income taxes..............................      --       --       919
                                                     -------- --------  -------
    Net income...................................... $ 75,984 $ 14,193  $ 7,524
                                                     ======== ========  =======
INCOME PER SHARE:
  Primary:
    Income before extraordinary item................ $   1.96 $   0.41  $  0.19
    Extraordinary item--repurchase of Senior Notes..      --       --      0.03
                                                     -------- --------  -------
    Net Income...................................... $   1.96 $   0.41  $  0.22
                                                     ======== ========  =======
  Fully Diluted:
    Income before extraordinary item................ $   1.95 $   0.40  $  0.19
    Extraordinary item--repurchase of Senior Notes..      --       --      0.03
                                                     -------- --------  -------
    Net Income...................................... $   1.95 $   0.40  $  0.22
                                                     ======== ========  =======

          See accompanying notes to consolidated financial statements.

                        IMPERIAL CREDIT INDUSTRIES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                           UNREALIZED
                                                             GAIN ON
                           NUMBER OF                       SECURITIES       TOTAL
                            SHARES     COMMON   RETAINED    AVAILABLE   SHAREHOLDERS'
                          OUTSTANDING  STOCK    EARNINGS  FOR SALE, NET    EQUITY
                          ----------- --------  --------  ------------- -------------
                                               (IN THOUSANDS)
Balance, December 31,
 1993...................     9,607    $ 51,060  $ 17,193     $  --        $ 68,253
Exercise of stock
 options................        14          96       --         --              96
Net income, 1994........       --          --      7,524        --           7,524
                            ------    --------  --------     ------       --------
Balance, December 31,
 1994...................     9,621      51,156    24,717        --          75,873
Exercise of stock
 options................       147         825       --         --             825
3-for-2 stock split.....     4,810         --        --         --             --
Unrealized gain on
 securities available
 for sale, net..........       --          --        --       3,211          3,211
Net income, 1995........       --          --     14,193        --          14,193
                            ------    --------  --------     ------       --------
Balance, December 31,
 1995...................    14,578      51,981    38,910      3,211         94,102
Exercise of stock
 options................       868       1,671       --         --           1,671
1-for-10 stock dividend.     1,460      25,917   (25,917)       --             --
2-for-1 stock split.....    18,952         --        --         --             --
Issuance of common
 stock..................     2,440      59,228       --         --          59,228
Unrealized gain on
 securities available
 for sale, net..........       --          --        --       1,799          1,799
Tax benefit from
 exercise of stock
 options................       --        6,851       --         --           6,851
Retirement of stock.....        (7)       (127)      --         --            (127)
Net income, 1996........       --          --     75,984        --          75,984
                            ------    --------  --------     ------       --------
Balance, December 31,
 1996...................    38,291    $145,521  $ 88,977     $5,010       $239,508
                            ======    ========  ========     ======       ========



          See accompanying notes to consolidated financial statements.

                        IMPERIAL CREDIT INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                              1996        1995        1994
                                            ---------  ----------  -----------
                                                     (IN THOUSANDS)
Cash flows from operating activities:
 Net income................................ $  75,984  $   14,193  $     7,524
 Adjustments to reconcile net income to
  net cash (used in)provided by operating
  activities:
   Provision for loan and lease losses.....     9,773       5,450        5,150
   (Recovery) provision for operational
    losses.................................       --       (1,819)       2,000
   Restructuring Provision.................     3,800         --           --
   Depreciation............................     3,483       2,657        1,846
   Amortization............................     2,996       3,725        2,921
   Accretion of discount...................    (8,350)     (2,608)         --
   Gain on sale of servicing rights........    (7,591)     (3,578)     (30,837)
   Gain on sale of loans...................   (88,156)    (39,557)      (8,628)
   Gains on sale of SPFC stock.............   (64,625)        --           --
   Loss on sale of OREO....................     2,843         --           --
   Writedowns of capitalized excess
    servicing..............................     4,675         --           --
   Writedowns of fixed assets..............       886         --           --
   Stock option compensation expense.......       --          653          436
   Writedowns on other real estate owned...     3,252       2,085          369
   Provision for deferred income taxes.....    22,104       2,120        2,678
   Gain on repurchase of senior notes......       --          --        (1,538)
   Net change in loans held for sale.......   266,373    (579,730)     982,827
   Net change in accrued interest on loans.    (3,683)     (4,247)      (1,342)
   Net change in retained interest in loan
    and lease securitizations..............   (21,481)    (14,012)        (239)
   Net change in interest only and residual
    certificates...........................   (75,896)    (10,840)         --
   Net change in capitalized excess
    servicing..............................    33,234     (37,500)      (3,790)
   Net change in other assets..............    15,550      (4,222)     (11,924)
   Net change in other liabilities.........    24,236      (1,436)      14,126
                                            ---------  ----------  -----------
 Net cash provided by (used in) operating
  activities...............................   199,407    (668,666)     961,579
                                            ---------  ----------  -----------
 Cash flows from investing activities:
   Net change in interest bearing deposits.   264,407    (257,176)      79,400
   Purchase of servicing rights............       --       (8,128)     (14,764)
   Proceeds from sale of servicing rights..    10,011      12,815       26,899
   Proceeds from sale of other real estate
    owned..................................     1,202       7,072        1,174
   Purchase of trading securities..........   (25,180)        --           --
   Net change in securities available for
    sale...................................   (56,901)        --           --
   Net change in loans held for investment.  (224,792)     61,656     (882,390)
   Purchases of premises and equipment.....    (5,442)     (1,367)      (6,140)
   Sales (purchases) of Federal Home Loan
    Bank stock.............................     5,598      (3,933)        (817)
   Cash utilized for acquisitions..........   (20,020)   (175,015)         --
                                            ---------  ----------  -----------
 Net cash used in investing activities.....   (51,117)   (364,076)    (796,638)
                                            ---------  ----------  -----------
 Cash flows from financing activities:
   Net change in deposits..................   (23,805)    158,368      (66,847)
   Net change in borrowings from Imperial
    Bank...................................    (5,000)      5,000      (20,000)
   Advances from Federal Home Loan Bank....   434,000     347,000      988,000
   Repayments of advances from Federal Home
    Loan Bank..............................  (483,500)   (452,000)  (1,013,000)
   Proceeds from issuance of convertible
    subordinated debentures................    72,162         --           --
   Net change in other borrowings..........  (181,463)    875,815     (147,611)
   Issuance of bonds.......................       --      111,995          --
   Repayment of bonds......................  (111,995)        --           --
   Proceeds from offering of Senior Notes..       --          --        88,593
   Repurchase of Senior Notes..............       --          --        (6,545)
   Proceeds from resale of Senior Notes....     7,384         --           --
   Proceeds from sale of SPFC stock........    64,625         --           --
   Proceeds from issuance of common stock..    59,228         --           --
   Net change in minority interest.........    53,484         --           --
   Proceeds from exercise of stock options.     1,671         826           96
                                            ---------  ----------  -----------
 Net cash (used in) provided by financing
  activities                                 (113,209)  1,047,004     (177,314)
 Net change in cash........................    35,081      14,262      (12,373)
 Cash at beginning of year.................    39,166      24,904       37,277
                                            ---------  ----------  -----------
 Cash at end of year....................... $  74,247  $   39,166  $    24,904
                                            =========  ==========  ===========

          See accompanying notes to consolidated financial statements.

                       IMPERIAL CREDIT INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1. ORGANIZATION

  Imperial Credit Industries, Inc., incorporated in 1986 in the State of California, is 24.5% owned by Imperial Bank. In 1991 Imperial Bank recapitalized the Company to conduct a full service mortgage banking operation.

  The consolidated financial statements include Imperial Credit Industries, Inc. ("ICII"), its wholly-owned subsidiaries and majority-owned subsidiaries (collectively the "Company"). The wholly-owned subsidiaries include Southern Pacific Thrift and Loan Association ("SPTL"), Imperial Business Credit, Inc. ("IBC") and Imperial Credit Advisors, Inc. ("ICAI"). The majority-owned consolidated subsidiaries include Southern Pacific Funding Corporation ("SPFC"), Franchise Mortgage Acceptance Company, LLC ("FMAC"), and ICI Funding Corporation ("ICIFC"). SPFC is owned 51.2% by the Company and 48.8% by public investors. FMAC is owned two-thirds by the Company and one-third by the President of FMAC. The Company owns 100% of the voting common stock of ICIFC which entitles it to a 1% economic interest. Imperial Credit Mortgage Holdings, Inc. ("ICMH"), an unconsolidated affiliated company, owns all of the ICIFC non-voting preferred stock which entitles it to a 99% economic interest. All material intercompany balances and transactions have been eliminated.

STRATEGIC DIVESTITURES

  In 1995, the Company began to diversify away from the conforming residential mortgage lending business, the Company's traditional focus, and into other select lending businesses. The Company expanded several existing businesses and commenced several new businesses, including non-conforming residential mortgage banking, commercial mortgage banking, business lending and consumer lending. The Company's loans and leases by sector consist primarily of the following: non-conforming residential mortgage banking; commercial mortgage banking--franchise loans and income producing loans; business lending-- equipment leasing and asset-based lending; consumer loans--sub-prime auto loans and Title I home improvement loans. The Company solicits loans and leases from brokers on a wholesale and portfolio basis and directly from borrowers. The majority of the Company's loans and leases, other than those held by SPTL for investment, are sold in secondary markets through securitizations and whole loan sales.

  During the fourth quarter of 1995, the Company sold its mortgage conduit operations and SPTL's warehouse lending operations to ICMH, a newly formed Maryland corporation that subsequently engaged in an initial public offering of its common stock. In exchange for these assets, the Company received approximately 11.8% of the common stock of ICMH. At December 31, 1996, the Company owned approximately 5.0% of the common stock of ICMH. This investment is included in securities available for sale on the consolidated balance sheet. Additionally, ICAI entered into a management agreement with ICMH pursuant to which it advises upon the day-to-day operations of ICMH and for which it is paid a management fee.

  During the first quarter of 1996 the Company sold substantially all of its conforming residential mortgage loan servicing rights and the majority of its wholesale mortgage origination offices related to its conforming residential mortgage lending business. The Company's wholesale offices in Florida, Colorado, Washington and Oregon have been converted to SPFC offices. Additionally, the Company has transferred all servicing rights related to its residential non-conforming mortgage banking business to independent subservicers. The Company intends to continue servicing all loans and leases originated by its equipment leasing and franchise mortgage lending businesses as well as all loans held for investment at SPTL.

STRATEGIC FOCUSES AND ACQUISITIONS

  The Company, through SPFC, has refocused its residential mortgage operations on the origination, purchase and sale of non-conforming residential mortgage loans secured primarily by one-to-four family residences. The

                       IMPERIAL CREDIT INDUSTRIES, INC.

majority of SPFC's loans are made to owners of single family residences who use a portion of the loan proceeds for such purposes as debt consolidation or financing of home improvements and educational expenditures.

  In May 1995, the Company substantially expanded its existing equipment leasing business, through the acquisition of First Concord Acceptance Corporation ("FCAC"). IBC conducts its business equipment leasing operations from its headquarters in Rancho Bernardo, California.

  In June 1995, the Company established FMAC which acquired the Franchise Mortgage Acceptance Company division of Greenwich Financial Capital Products, Inc. Through FMAC, the Company originates, securitizes and services franchise mortgage loans, primarily to nationally recognized restaurant franchisees. FMAC's headquarters and operations center are located in Greenwich, Connecticut.

  In September 1995, the Company acquired CoastFed Business Credit Corporation ("CBCC") from Coast Federal Bank, Federal Savings Bank. CBCC, now a division of SPTL operating under the name Coast Business Credit Corporation ("CBC"), provides asset-based lending to middle market companies located mainly in California. CBC's predecessor corporation began operations in 1955 under the management of its current chief executive officer and is headquartered in Los Angeles, California.

  In October 1996, IBC acquired substantially all of the assets of Avco Leasing Services, Inc. and all of the assets of Avco Financial Services of Southern California, Inc. related to its business of originating and servicing business equipment leases and agreed to assume certain related liabilities in connection therewith from Avco Financial Services, Inc. (the "Avco Acquisition"). The net purchase price for AVCO's net assets was approximately $94.8 million.

2. BASIS OF PRESENTATION

  The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Significant balance sheet items which could be materially effected by such estimates include: loans held for investment, which is presented net of the allowance for loan and lease losses and the valuation of the Company's securitization related assets. Actual results could differ significantly from management's estimates.

  Prior years' consolidated financial statements have been reclassified to conform to the 1996 presentation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Investment Securities

  The Company classifies investments as held-to-maturity, trading securities, and/or available-for-sale securities. Held-to-maturity investments are reported at amortized cost, trading securities are reported at fair value, with unrealized gains and losses included in operations, and available-for-sale securities are reported at fair value with unrealized gains and losses, net of related income taxes, included as a separate component of shareholders' equity.

  Investment securities held-to-maturity are those securities that management has the positive intent and ability to hold to maturity.

  Trading securities include mortgage-backed securities resulting from certain mortgage banking related activities.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  Investment securities available-for-sale are those securities which are not held in the trading portfolio and are not held in the held-to-maturity portfolio.

  Realized gains and losses on securities available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

 Loans Held for Sale

  Loans held for sale are carried at the lower of aggregate cost or market.

  Loans which are ineligible for sale, generally those 90 days past due, are transferred to loans held for investment at the lower of cost or market on the day of transfer.

 Loans Held for Investment

  Loans held for investment are stated at the principal amount outstanding. Interest income is recorded on the accrual basis in accordance with the terms of the loans, except that accruals are discontinued when the payment of principal or interest is 90 or more days past due. Future collections of interest are included in interest income or applied to the loan balance based on an assessment of the likelihood that the loan will be repaid. Additionally, unearned income on installment contracts and leases is recognized in interest income over the life of the related loans using the interest method.

  On an ongoing basis, management monitors the loan portfolio and evaluates the adequacy of the allowance for loan and lease losses. In determining the adequacy of the allowance for loan and lease losses, management considers such factors as historical loan loss experience, underlying collateral values, known problem loans, evaluations made by bank regulatory authorities, assessment of economic conditions and other appropriate data to identify the risks in the loan portfolio. Loans deemed by management to be uncollectible are charged to the allowance for loan and lease losses. Recoveries on loans previously charged off are credited to the allowance. Provisions for loan losses are charged to expense and credited to the allowance in amounts deemed appropriate by management based upon its evaluation of the known and inherent risks in the loan portfolio.

  The Company considers a loan to be impaired when, based upon current information and events, it believes it will be unable to collect all amounts due according to the contractual terms of the loan agreement. The value of impaired loans is established by discounting the expected future cash flows at the loan's effective interest rate, or by the current observable market price or the fair value of its collateral. Many factors are considered in the determination of impairment. The measurement of collateral dependent impaired loans is based on the fair value of the loan's collateral. Non-collateral dependent loans are valued based on a present value calculation of expected future cash flows, discounted at the loan's effective rate.

  Cash receipts on impaired loans not performing according to contractual terms are generally used to reduce the carrying value of the loan, unless the Company believes it will recover the remaining principal balance of the loan. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Adjustments to impairment losses due to changes in the fair value of collateral of impaired loans are included in the provision for loan losses. Upon disposition of an impaired loan, loss of principal, if any, is recorded through a charge-off to the allowance for loan losses.

  In originating or acquiring loans, the Company evaluates the borrower's credit worthiness and debt ratios, the property appraisal and the loan-to-value ratio. The maximum amount of credit risk related to the Company's investment in loans is represented by the outstanding principal balance of the loans plus accrued interest.

                       IMPERIAL CREDIT INDUSTRIES, INC.

 Purchased and Originated Servicing Rights

  The Company adopted Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122") starting in 1995. SFAS 122 requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. The adoption of SFAS 122 resulted in an increase in the Company's revenues and net income of $6.2 million, and $3.6 million, respectively, in 1995.

  Purchased servicing represents the cost of acquiring the right to service mortgage loans. Originated servicing rights are recorded when mortgage loans are originated and subsequently sold or securitized with the servicing rights retained. The total cost of the mortgage loans is allocated to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. The cost relating to purchased and originated servicing is capitalized and amortized in proportion to, and over the period of, estimated future net servicing income.

  The Company assesses the impairment of the purchased and originated servicing portfolio based on the fair value of those rights on a stratum-by-stratum basis with any impairment recognized through a valuation allowance for each impaired stratum. For the purpose of measuring impairment, the Company has stratified the capitalized mortgage servicing rights using the following risk characteristics: loan program type and interest rate tranche in 100 basis point increments.

  In order to determine the fair value of the servicing rights, the Company uses market prices under comparable servicing sales contracts, when available, or alternatively, it uses a valuation model that calculates the present value of future cash flows. Assumptions used in the valuation model include market discount rates and anticipated prepayment speeds. The prepayment speeds are determined from market sources for fixed rate mortgages with similar coupons and prepayment rates for comparable variable rate loans. In addition, the Company uses market comparables for estimates of the cost of servicing per loan, an inflation rate, ancillary income per loan and default rates. Amounts capitalized are recorded at cost, net of accumulated amortization and valuation allowance.

 Capitalized Excess Servicing Fees Receivable

  The Company has created capitalized excess servicing fees receivable as a result of the sale of loans, and to a lesser extent leases, into various trust vehicles. These various trust vehicles are majority owned by an independent third party who has made a substantial capital investment and has substantial risks and rewards of ownership of the assets of the trust; therefore, these trust vehicles are not consolidated with the Company. Capitalized excess servicing fees receivable on the sale of loans and leases are determined by computing the present value of the excess of the weighted average coupon on the loans and leases sold over the sum of: (1) the coupon in the pass through certificates, (2) a base servicing fee paid to the loan or lease servicer, (3) expected losses to be incurred on the portfolio of loans or leases sold and considering (4) prepayment assumptions. Prepayment assumptions are based on recent evaluations of the actual prepayments of the Company's servicing portfolio or on market prepayment rates on new portfolios and consideration of the current interest rate environment and its potential impact on prepayment rates.

  The cash flows expected to be received by the Company, not considering the expected losses, are discounted at an interest rate that the Company believes an unaffiliated third-party purchaser would require as a rate of return on such a financial instrument. Expected losses are discounted using a rate equivalent to the risk-free rate for securities with a duration similar to that estimated for the underlying loans and leases sold. The excess servicing cash flows are available to the Company to the extent that there is no impairment of the credit enhancements established at the time the loans and leases are sold. Such credit enhancements are classified as retained interest

                       IMPERIAL CREDIT INDUSTRIES, INC.

in loan and lease securitizations on the consolidated balance sheets and represent the amount of overcollateralization of the certificates. Capitalized excess servicing fees receivable are amortized using the interest method.

  To the extent that actual future performance results are different from the excess cash flows the Company estimated, the Company's capitalized excess servicing fees receivable will be adjusted quarterly with corresponding adjustments made to income in that period. The carrying value of the Company's capitalized excess servicing fees receivable was subject to a relative fair value allocation and is presented net of an allowance for credit losses.

 Retained Interest in Loan and Lease Securitizations

  Loan and lease securitizations have specific credit enhancement requirements in the form of overcollateralization which must be met before the Company receives cash flows due. As the securitized assets generate excess servicing fees, they are initially used to pay down the balance of the pass-through certificates until such time as the ratio of securitized assets to pass-through certificates reaches the overcollateralization requirement specified in each securitization. This overcollateralization amount is carried on the balance sheet as retained interest in loan and lease securitizations. After the overcollateralization requirement and the other requirements specified in the pooling and servicing agreement have been met, the Company begins to receive the excess servicing fees and a portion of the retained interest on a monthly basis.

 Interest-only and Residual Certificates

  Assets reflected in the accompanying balance sheet as interest-only and residual certificates in real estate mortgage investment conduits are recorded as a result of SPFC's securitization of loans through various trust vehicles. SPFC is subject to certain recourse provisions in connection with its securitizations which are measured using a risk free rate. SPFC estimates future cash flows from these interest-only and residual certificates and values them utilizing assumptions that it believes are consistent with those that would be utilized by an unaffiliated third party purchaser and records them as trading securities at fair value in accordance with SFAS No. 115, "Accounting for Certain Debt and Equity Securities." Unrealized gains and losses are included in other income in the accompanying consolidated financial statements. To SPFC's knowledge, there is no active market for the sale of these interest-only and residual certificates.

  The fair value of interest-only and residual certificates is determined by computing the present value of the excess of the weighted average coupon on the loans sold over the sum of: (1) the coupon on the senior interests, (2) a base servicing fee paid to the loan servicer, (3) expected losses to be incurred on the portfolio of loans sold over the lives of the loans, and (4) fees payable to the trustee and monoline insurer. Prepayment assumptions used in the present value computation are based on recent evaluations of the actual prepayments of SPFC's servicing portfolio or on market prepayment rates on new portfolios, taking into consideration the current interest rate environment and its expected impact on prepayment rates. The cash flows expected to be received by SPFC, not considering the expected losses, are discounted at an interest rate that SPFC believes an unaffiliated third-party purchaser would require as a rate of return on such a financial instrument. Expected losses are discounted using a rate equivalent to the risk-free rate for securities with a duration similar to that estimated for the underlying loans sold and a discounted recourse liability is recorded. The undiscounted recourse liability relating to interest-only and residual certificates as of December 31, 1996 and 1995 was $11.2 million and $3.9 million, respectively. The overall effect of discounting the cash flows expected to be received by SPFC using an interest rate that SPFC believes an unaffiliated third party purchaser would require, and a rate equivalent to a risk-free rate for expected credit losses is a discount rate of approximately 15%. To the extent that actual future excess cash flows are different from estimated excess cash flows, the fair value of SPFC's interest-only and residual certificates will be adjusted quarterly with corresponding adjustments made to earnings in that period.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  In certain of its securitizations, SPFC provided an initial overcollateralization on the securities sold and in all its securitizations SPFC builds overcollateralization as cash flows projected as described above are used by the trustee to reduce the outstanding balance of the securities sold by SPFC. The amount of overcollateralization is recorded by SPFC as part of its interest-only and residual certificates.

 Sales of Servicing Rights

  The Company recognizes gain or loss on the sale of servicing rights when the sales contract has been executed and the risks and rewards of ownership are determined to have passed to the purchasing party.

 Sales of Loans

  The Company divides gains or losses on sales of loans into two categories: cash gains and securitization gains. Cash gain or loss is the difference between the Company's carrying value net of commitment fees paid for a mortgage loan and the proceeds from the sale of a loan. If the mortgage loans are sold with servicing released to the purchaser of the loans, the value of the servicing will be reflected in the cash gain on the sale of such loans. If the loans are sold with servicing retained by the Company, the Company will recognize the value of the originated mortgage servicing rights. Present value computations utilize estimated interest rates, prepayment, default, and loss assumptions that management believes market participants would use for similar instruments.

  The Company recognizes gain or loss on the sale of loans when the sales transaction settles and the risks and rewards of ownership are determined to have passed to the purchasing party.

 Loan Origination Income

  Origination fees received on loans held for sale, net of direct costs related to the origination of the loans, are deferred until the time of sale and are included in the computation of the gain or loss on the sale of the related loans. Commitment fee income is deferred until each loan is funded and sold, and recorded as a part of the gain on sale of the loan in the same percentage as such loan is to the total commitment. Any remaining deferred commitment fee income is recognized at expiration of the commitment. When exercise of such commitment is deemed remote, the fee is recognized over the remaining commitment period.

  Origination fees on loans held for investment, net of direct costs related to the origination of the loans, are deferred and amortized over the contractual lives of the related loans using the interest method.

 Premises and Equipment

  Premises and equipment are stated at cost, less accumulated depreciation or amortization. Depreciation on premises and equipment is recorded using the straight-line method over the estimated useful lives of individual assets (3 to 7 years). Leasehold improvements are amortized over the terms of their related leases or the estimated useful lives of improvements, whichever is shorter.

 Interest Bearing Deposits

  Interest bearing deposits consist of time certificates, investment in federal funds and money market accounts. Amounts are carried at cost.

                       IMPERIAL CREDIT INDUSTRIES, INC.

 Other Real Estate Owned

  Foreclosed real estate is transferred from the loan portfolio at fair value and classified as other real estate owned ("OREO"). The excess carrying value, if any, of the loan over the estimated fair value of the collateral less estimated selling costs is charged to the allowance for loan losses. Any subsequent impairments in value are recognized through a valuation allowance. Subsequent increases in fair value are credited to income and reduce the valuation allowance.

  Subsequent increases in the fair value of an asset are only recognized to the extent that decreases in fair value were recorded through the valuation allowance. Gains and losses from sales of OREO, provisions for losses on OREO, and net operating expenses of OREO are recorded in operations and included in the caption "net expenses of other real estate owned" in the accompanying consolidated statements of income.

 Income Taxes

  The Company files a combined California franchise tax return and a consolidated Federal income tax return with all of its subsidiaries except SPFC, ICIFC, and FMAC. The Company accounts for income taxes using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 Goodwill

  Goodwill is amortized on a straight-line basis over its estimated useful life of 15 years. Goodwill is reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the asset. At December 31, 1996, Goodwill is presented net of accumulated amortization of $2.2 million.

 Stock Based Compensation

  In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 applies to all transactions in which the Company acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the Company's common stock price. A new method of accounting for stock based compensation arrangements with employees is established by SFAS 123. The new method is based on the fair value method rather than the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

  SFAS 123 does not require companies to adopt the new fair value method for stock issuances to employees and directors. Issuance of stock to non-employees, however, must be measured at fair value. Entities are allowed to either continue to use the APB 25 method or adopt the fair value method set forth in SFAS 123. Companies that do not adopt the new fair value method in SFAS 123 for purposes of preparing their consolidated financial statements are required to include pro-forma disclosures in the notes to the consolidated financial statements. The pro-forma disclosures should include the impact of the fair value method on net income and income per share as if SFAS 123 had been adopted. During 1996, the Company adopted the proforma disclosure requirements set forth in SFAS 123 for purposes of preparing its consolidated financial statements.

                       IMPERIAL CREDIT INDUSTRIES, INC.

 Income Per Share

  Primary and fully diluted income per common share are computed based on the weighted average number of shares outstanding during the year plus common stock equivalents deemed to be dilutive. The number of shares used in the computations are given retroactive effect for stock dividends and splits for all periods presented.

 Sale of Stock in Subsidiary

  The issuance of common stock by SPFC, a subsidiary of the Company, to the public in 1996 was recorded in the Company's consolidated statement of income as a "Gain on sale of stock by subsidiary" of $31.4 million at the time the stock was sold. The gain represents the difference between the benefit received by the Company relating to the price paid for the stock in the offering in excess of book value, offset by the Company's ownership dilution. The Company has adopted the provisions of Staff Accounting Bulletin Topic 5H for the accounting of SPFC stock.

  The sale of a portion of the Company's shares of stock in SPFC in 1996 is recorded as "Gain on sale of SPFC stock" of $51.2 million in the accompanying consolidated statement of income. The gain represents the actual proceeds from the sale of stock reduced by the Company's recorded investment in those shares and expenses related to the sale.

  After the sales of SPFC's common stock by the Company, its ownership percentage in SPFC was approximately 51.2% of the issued and outstanding shares of SPFC's common stock, excluding shares issuable upon exercise of options granted or to be granted pursuant to SPFC's stock option plans and shares issuable upon conversion of the $75.0 million of convertible subordinated notes due 2006 issued in November 1996.

 Recent Accounting Pronouncements

  In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), which establishes accounting for transfers and servicing of financial assets and extinguishment of liabilities. This statement specifies when financial assets and liabilities are to be removed from an entity's financial statements, the accounting for servicing assets and liabilities and the accounting for assets that can be contractually prepaid in such a way that the holder would not recover substantially all of its recorded investment.

  Under SFAS 125, an entity recognizes only assets it controls and liabilities it has incurred, discontinues recognition of assets only when control has been surrendered, and discontinues recognition of liabilities only when they have been extinguished. SFAS 125 requires that the selling entity continue to carry retained interests, including servicing assets, relating to assets it no longer recognizes. Such retained interests are based on the relative fair values of the retained interests of the subject assets at the date of transfer. Transfers not meeting the criteria for sale recognition are accounted for as a secured borrowing with a pledge of collateral.

  SFAS 125 requires an entity to recognize its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset or liability. The servicing asset or liability is to be amortized in proportion to, and over the period of, net servicing income or loss. Servicing assets and liabilities are to be assessed for impairment based on their fair value.

  SFAS 125 modifies the accounting for interest-only strips or retained interests in securitizations, such as capitalized servicing fees receivable, that can be contractually prepaid or otherwise settled in such a way that the

                       IMPERIAL CREDIT INDUSTRIES, INC.

holder would not recover substantially all of its recorded investment. In this case, it requires that they be classified as available for sale or as trading securities. Interest-only strips and retained interests are to be recorded at market value.

  Under the provisions of SFAS 125, management has determined that mortgage backed securities retained by the Company as a result of securitization transactions will be classified as trading securities. All other retained securities will be classified as available for sale or trading as determined at the time of securitization.

  Changes in market value are included in operations, if classified as trading securities, or in shareholders' equity as unrealized gains or losses, net of the related tax effect, if classified as available for sale. SFAS 125 was effective for the Company on January 1, 1997. Management has determined that the implementation of SFAS 125 will not have a material impact on the Company's financial condition or results of operations.

4. ACQUISITIONS

 AVCO Leasing Services

  In October 1996, IBC acquired substantially all of the assets of Avco Leasing Services, Inc. and all of the assets of Avco Financial Services of Southern California, Inc. related to its business of originating and servicing business equipment leases and agreed to assume certain related liabilities in connection therewith from Avco Financial Services, Inc. (the "Avco Acquisition"). The acquisition was recorded using the purchase method of accounting. Under this method of accounting the purchase price was allocated to the respective assets acquired with a fair value of $94.8 million and no liabilities assumed at the date of the purchase transaction. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill of approximately $12.5 million.

 Coast Business Credit

  On September 30, 1995, the Company completed the acquisition of CBCC for a purchase price of $150 million. The acquisition was recorded using the purchase method of accounting. Under this method of accounting the purchase price was allocated to the respective assets acquired with a fair value of $139 million and liabilities assumed with a fair value of $5 million at the date of the purchase transaction. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill of approximately $16 million.

  The unaudited consolidated information below indicates on a proforma basis the Company's results of operations as if CBCC had been acquired by the Company as of January 1, 1995 and 1994.

                                                            FOR THE YEARS ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              1995      1994
                                                            --------- ---------
                                                              (IN THOUSANDS,
                                                             EXCEPT PER SHARE
                                                                   DATA)
   Total revenue........................................... $  93,317 $  83,321
   Net income..............................................    17,183    11,480
   Fully diluted net income per share...................... $    0.49 $    0.34

 FMAC

  On June 30, 1995, the Company completed the acquisition of certain net assets of FMAC for a net purchase price of $7.6 million which included $3.8 million in contingent consideration for loans in the pipeline at the time of acquisition and additional fundings up to a maximum principal amount of such loans equal to $250,000,000.

                       IMPERIAL CREDIT INDUSTRIES, INC.

The acquisition was recorded using the purchase method of accounting. Under this method of accounting the purchase price was allocated to the respective assets acquired with a fair value of $3.8 million at the date of the purchase transaction. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill of approximately $4 million.

 First Concord Acceptance Corp.

  On May 31, 1995, the Company completed the acquisition of net assets of FCAC for a purchase price of approximately $21 million. The acquisition was recorded using the purchase method of accounting. Under this method of accounting the purchase price was allocated to the respective assets acquired with a fair value of $41 million and liabilities assumed with a fair value of $20 million at the date of the purchase transaction.

5. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  The following information supplements the statement of cash flows:

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
   Cash paid during the period for:
     Interest....................................... $134,251 $ 93,223 $ 51,844
     Income taxes...................................   24,134    8,283    4,016
   Significant non-cash activities:
     Loans transferred from held for investment to
      held for sale.................................      --   505,037      --
     Loans transferred to OREO......................   14,203   12,302    3,431
     Loans transferred from held for sale to held
      for investment................................  197,141   83,398  787,902
     Loans to facilitate the sale of OREO...........    1,871    1,315    2,357
     Retained interest in loan and lease
      securitizations...............................    6,908   14,002      239
     Unrealized gain on securities available for
      sale..........................................    3,112    5,443      --

6. INVESTMENT IN FHLB STOCK

  As a member of the FHLB system, the Company's wholly owned subsidiary, SPTL, is required to maintain an investment in the capital stock of the FHLB in an amount at least equal to the greater of 1% of residential mortgage assets, or 5% of outstanding borrowings (advances), or 0.3% of total assets. FHLB stock and loans are pledged to secure FHLB advances.

7. SECURITIES AVAILABLE FOR SALE

  Securities available for sale consist of asset backed securities and equity securities of $50.0 million and $9.1 million, respectively, at December 31, 1996.

  Securities available for sale consist of equity securities of $6.0 million at December 31, 1995. There were unrealized gains of $5.4 million as of December 31, 1995.

8. TRADING SECURITIES

  Trading securities consist of mortgage backed securities of $25.2 million at December 31, 1996. There were no unrealized gains or losses as of December 31, 1996.

  There were no securities held for trading at December 31, 1995.

                        IMPERIAL CREDIT INDUSTRIES, INC.

9. LOANS HELD FOR SALE

  Loans held for sale consisted of the following at December 31, 1996 and 1995:

                                                              1996      1995
                                                            -------- ----------
                                                               (IN THOUSANDS)
   Loans secured by real estate:
     Single family 1-4..................................... $562,002 $1,083,038
     Multi-family..........................................  186,391    171,199
                                                            -------- ----------
                                                             748,393  1,254,237
   Leases..................................................    8,547     17,787
   Commercial loans........................................  183,156     69,786
                                                            -------- ----------
                                                            $940,096 $1,341,810
                                                            ======== ==========

10. LOANS HELD FOR INVESTMENT, NET

  Loans held for investment consisted of the following at December 31, 1996 and 1995:

                                                              1996       1995
                                                           ----------  --------
                                                              (IN THOUSANDS)
   Loans secured by real estate:
     Single family 1-4.................................... $  375,476  $228,721
     Multi-family.........................................      2,527     7,028
     Commercial...........................................     11,011   133,189
                                                           ----------  --------
                                                              389,014   368,938
   Leases.................................................     99,717     7,297
   Installment loans......................................     34,248     1,900
   Franchise loans........................................    115,910    46,766
   Asset based loans......................................    288,528   154,252
   Commercial loans.......................................    173,932   110,104
                                                           ----------  --------
                                                            1,101,349   689,257
   Unearned income........................................     (6,336)   (5,217)
   Deferred loan fees.....................................     (6,415)   (1,540)
                                                           ----------  --------
                                                            1,088,598   682,500
     Allowance for loan and lease losses..................    (19,999)  (13,729)
                                                           ----------  --------
                                                           $1,068,599  $668,771
                                                           ==========  ========

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

  Activity in the allowance for loan and lease losses was as follows:

                                                       1996     1995     1994
                                                      -------  -------  -------
                                                          (IN THOUSANDS)
   Balance, beginning of year........................ $13,729  $ 7,054  $ 3,255
   Provision for loan and lease losses...............   9,773    5,450    5,150
   Business acquisitions and bulk loan purchases.....   4,500    4,320      --
   Loans charged off.................................  (8,326)  (3,106)  (1,436)
   Recoveries on loans previously charged off........     323       11       85
                                                      -------  -------  -------
   Net charge-offs...................................  (8,003)  (3,095)  (1,351)
                                                      -------  -------  -------
   Balance, end of period............................ $19,999  $13,729  $ 7,054
                                                      =======  =======  =======

  As of December 31, 1996 and 1995 and 1994, non-accrual loans totaled $50.1 million, $31.0 million, and $13.1 million, respectively. Interest income foregone on nonaccrual loans was $1.1 million and $492,000 for the years ended December 31, 1996 and 1995, respectively. Interest foregone on loans for the year ended December 31, 1994 was not material.

  At December 31, 1996 and 1995, impaired loans recognized in accordance with SFAS No. 114 and the related specific allowance for loan and lease losses were as follows: (In thousands)

                                  1996                          1995
                      ----------------------------- -----------------------------
                                 SPECIFIC                      SPECIFIC
                                 ALLOWANCE                     ALLOWANCE
                       RECORDED     FOR    CARRYING  RECORDED     FOR    CARRYING
                      INVESTMENT  LOSSES    VALUE   INVESTMENT  LOSSES    VALUE
                      ---------- --------- -------- ---------- --------- --------
Nonaccrual loans       $38,297    $3,671   $34,626   $30,988    $5,616   $25,372
Restructured loans         800         4       796       870         3       867
                       -------    ------   -------   -------    ------   -------
Total impaired loans   $39,097    $3,675   $35,422   $31,858    $5,619   $26,239
                       =======    ======   =======   =======    ======   =======

  Impaired loans averaged $33.3 million and $21.1 million during 1996 and 1995, respectively. During 1996, total interest income recognized on impaired loans was $2.0 million. There were no impaired loans without a related allowance for losses at December 31, 1996 and 1995. For 1995, total interest income recognized on impaired loans was not material.

11. RESTRUCTURING

  Restructuring charges of $3.8 million were recognized during the year ended December 31, 1996. The charge represents those costs incurred in connection with the Company's exit from the conforming mortgage banking business. During the first quarter of 1996, the Company committed itself to, and began the execution of, an exit plan that specifically identified the necessary actions to be taken to complete the exit from the origination, sale and servicing of conforming residential mortgage loans. During 1996, the Company sold the majority of its wholesale mortgage origination offices and disposed of fixed assets related to its former conforming residential mortgage lending business. The Company believes that significant changes to the exit plan are not likely, and that the exit plan should be completed in the second quarter of 1997.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  Activity in the allowance for restructuring charges was as follows:

                                                  ALLOWANCE CHARGES  REMAINING
                                                  PROVIDED  INCURRED  BALANCE
                                                  --------- -------- ---------
                                                         (IN THOUSANDS)
   Disposition of Wholesale Mortgage Origination
    Offices .....................................  $2,500    $2,354    $146
   Disposal of Fixed Assets......................   1,000       886     114
   Other.........................................     300       --      300
                                                   ------    ------    ----
     Total.......................................  $3,800    $3,240    $560
                                                   ======    ======    ====


12. CAPITALIZED EXCESS SERVICING FEES RECEIVABLE

  Changes in capitalized excess servicing fees receivable were as follows:

                                                          DECEMBER 31,
                                                    --------------------------
                                                      1996      1995     1994
                                                    --------  --------  ------
                                                         (IN THOUSANDS)
   Beginning Balance............................... $ 33,181  $  4,319  $  529
   Present value of excess servicing fees on loans
    sold...........................................   19,448    40,353   4,261
   Amortization....................................  (24,812)  (11,491)   (471)
   Writedowns......................................   (4,675)      --      --
                                                    --------  --------  ------
   Ending balance.................................. $ 23,142  $ 33,181  $4,319
                                                    ========  ========  ======

  Capitalized excess servicing fees receivable include an allowance for credit losses of $4.5 million and $6.7 million at December 31, 1996 and 1995, respectively.

13. PURCHASED AND ORIGINATED SERVICING RIGHTS

  Changes in purchased and originated servicing rights were as follows:

                                                           DECEMBER 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                     --------  -------  -------
                                                          (IN THOUSANDS)
   Beginning Balance................................ $ 18,428  $16,746  $ 9,966
   Additions........................................   10,970    7,340    8,781
   Increase as a result of the FMAC acquisition.....      --     3,805      --
   Bulk purchase of servicing.......................      --       757    5,983
   Sales of servicing rights........................  (13,390)  (6,234)  (4,808)
   Amortization--accelerated........................      --    (1,176)    (313)
   Amortization--scheduled..........................   (1,121)  (2,810)  (2,863)
                                                     --------  -------  -------
   Ending balance................................... $ 14,887  $18,428  $16,746
                                                     ========  =======  =======

  The servicing portfolio associated with purchased and originated servicing rights at December 31, 1996 and 1995 was $1.0 billion and $2.6 billion, respectively.

                       IMPERIAL CREDIT INDUSTRIES, INC.

14. PREMISES AND EQUIPMENT, NET

  Premises and equipment consisted of the following at December 31, 1996 and 1995:

                                                                1996     1995
                                                               -------  -------
                                                               (IN THOUSANDS)
   Premises and equipment..................................... $19,606  $17,295
   Leasehold improvements.....................................   1,394      706
                                                               -------  -------
                                                                21,000   18,001
   Less accumulated depreciation and amortization.............  (8,558)  (6,632)
                                                               -------  -------
                                                               $12,442  $11,369
                                                               =======  =======

15. DEPOSITS

  Deposits of $100,000 and over totaled approximately $220.8 million, $286.8 million, and $382.3 million at December 31, 1996, 1995, and 1994, respectively. Interest expense associated with certificates of deposit of $100,000 and over was approximately $13.6 million, $15.4 million, and $16.8 million for the years ended December 31, 1996, 1995, and 1994, respectively.

16. BORROWINGS FROM IMPERIAL BANK

  In November 1995, the Company renewed a $10 million line of credit with Imperial Bank. At December 31, 1996 and 1995, $0 million and $5 million, respectively, was outstanding, which accrues interest at the prime lending rate. This line expired and was not renewed during 1996.

17. BORROWINGS FROM FEDERAL HOME LOAN BANK

  SPTL is approved as a member of the Federal Home Loan Bank ("FHLB") to borrow up to a maximum of 35% of the assets of SPTL. These borrowings must be fully collateralized by qualifying mortgage loans and may be in the form of overnight funds or term borrowings at SPTL's option. At December 31, 1996, all of the outstanding borrowings from the Federal Home Loan Bank were scheduled to mature within one year. The FHLB advances are secured by the investment in stock of the FHLB and certain real estate loans with a carrying value of $228.5 million and $275.0 million at December 31, 1996 and 1995. At December 31, 1996 and 1995 FHLB borrowings are summarized as follows:

                                                               1996      1995
                                                             --------  --------
                                                              (IN THOUSANDS)
   Balance at year end...................................... $140,500  $190,000
   Maximum outstanding at any month end.....................  338,000   435,000
   Average balance during the year..........................  188,765   292,000
   Weighted average rate during the year....................     6.10%     6.26%
   Weighted average rate at year end........................     6.30%     6.10%

18. OTHER BORROWINGS

  Other borrowings primarily consist of revolving warehouse lines of credit to fund the Company and its subsidiaries lending activities. At December 31, 1996, approximately $700 million of loans were pledged as collateral for other borrowings. These lines of credit are short term and management believes these lines will be renewed in the normal course of business. Certain covenants exist in regards to these lines of credit with which the Company was in compliance at December 31, 1996.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  ICII and its subsidiaries have various revolving warehouse lines of credit available at December 31, 1996, as follows:

                                              INTEREST
                                                RATE    COMMITMENT  OUTSTANDING
                                              -------- ------------ -----------
                                                       (IN THOUSANDS)
   PaineWebber (ICII)........................   6.81%  $    200,000  $  5,686
   Banco Santander (FMAC)....................   7.63         50,000    16,229
   First Boston (FMAC).......................   7.31        200,000    48,773
   Greenwich Capital Markets (FMAC)..........   7.36    unspecified    35,158
   Lehman Brothers (SPFC)....................    --         200,000       --
   Imperial Warehouse Lending Group (ICIFC)..   8.25        600,000   337,380
   Core States (IBC).........................   7.61         10,000     1,111
   Conti (IBC)...............................   7.50        100,000    87,657
   Morgan Stanley Mortgage Capital (SPFC)....   6.16        150,000   152,681
   Imperial Warehouse Lending Group (ICII)...   8.00         20,000     5,077
   Warehouse Lending Corporation of America
    (ICII)...................................   7.94         20,000     4,600
                                                       ------------  --------
                                                7.55   $  1,550,000  $694,352
                                                       ============  ========

  ICII and its subsidiaries had various revolving warehouse lines of credit available at December 31, 1995, as follows:

                                                INTEREST
                                                  RATE   COMMITMENT OUTSTANDING
                                                -------- ---------- -----------
                                                 (DOLLAR AMOUNTS IN THOUSANDS)
   DLJ (ICII)..................................   6.38%  $  400,000  $173,056
   DLJ (SPFC)..................................   6.74       50,000    41,182
   PaineWebber (ICII)..........................   6.40      200,000    30,402
   Banco Santander (FMAC)......................   7.94       25,000    22,668
   Lehman Brothers (SPFC)......................   5.48      200,000    54,949
   Imperial Warehouse Lending Group (ICIFC)....   8.50      600,000   550,290
   Warehouse Lending Corporation of America
    (ICII).....................................   8.19       20,000     3,268
                                                         ----------  --------
                                                  7.72   $1,495,000  $875,815
                                                         ==========  ========

19. BONDS

  In December 1995, the Company, through a special purpose entity (SPE) issued pass through certificates (the Bonds) secured by $101 million of franchise mortgage loans to various investors. The debentures consist of three separate classes, Class A, Class B and Class C, with principal balances at December 31, 1995 of approximately $92.6 million, $4.2 million and $4.2 million, respectively. The Class C bonds are subordinate to Class B and both Class B and C are subordinate to Class A. The Bonds have a weighted average loan rate of 9.63%, a pass through rate of 8.59%, and stated maturity of 13 years. The premium associated with the Bonds of $11 million is being amortized as an adjustment to interest expense over the anticipated life of the Bonds. Due to the Company's retained interest in the SPE and the disproportionate payments on the pass through certificates, the Company accounted for this transaction as a financing. In March 1996, the Company sold its interest in the SPE and deconsolidated the SPE from the Company's consolidated balance sheet and income statement. As a result of the sale, the Company recognized a $3.6 million gain on sale of loans.

                       IMPERIAL CREDIT INDUSTRIES, INC.

20. SENIOR NOTES

                                                                 BALANCE AT
                                                                DECEMBER 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
                                                               (IN THOUSANDS)
   Senior Notes............................................... $90,000  $81,500
   Unamortized discount.......................................  (1,791)  (1,028)
                                                               -------  -------
   Net balance, Senior Notes.................................. $88,209  $80,472
                                                               =======  =======

  In January 1994, the Company issued $90.0 million of Senior Notes with a stated interest rate of 9.75% which mature on January 15, 2004. In October 1994, the Company repurchased $8.5 million of the Senior Notes, recognizing a pre-tax gain of $1.5 million, and recording an extraordinary gain, net of taxes of $919,286. In March 1996, the Company sold the $8.5 million of Senior Notes repurchased in 1994. At December 31, 1996 and 1995, $90.0 million and $81.5 million of the Senior Notes were outstanding, respectively. The Senior Notes may be redeemed after January 15, 1999 at the option of the Company until maturity at a declining premium, plus accrued interest. The Senior Notes are unsecured and rank pari passu with all other senior unsecured indebtedness of the Company, but are effectively subordinated to the liabilities of Southern Pacific Thrift and Loan Association, the Company's wholly-owned subsidiary.

  The Trust Indenture (the Indenture) for the Senior Notes includes provisions which limit the ability of the Company to incur additional indebtedness or issue certain stock of the Company, to make certain investments, engage in certain transactions with affiliates, create restrictions on the ability of subsidiaries to pay dividends or certain other distributions, create liens and encumbrances, or allow its subsidiaries to issue certain classes of stock. As of December 31, 1996, the Company was in compliance with the debt covenants related to the Senior Notes.

  Total interest expense on the Senior Notes for the years ended December 31, 1996 and 1995 was $8,602,344 and $8,380,115 respectively.

  During December 1996, the Company announced that it commenced a cash tender offer and consent solicitation for all $90 million principal amount of its 9.75% Senior Notes due 2004 at $1,040 per Senior Note. Subsequent to December 31, 1996, the Company successfully completed a 9.875% Senior Note offering due 2007, totaling $200.0 million. A portion of the proceeds from the offering were used to repurchase $69.8 million of the outstanding 9.75% Senior Notes. The remaining proceeds will be used to make capital contributions to subsidiaries, strategic acquisitions, investments, and for general corporate purposes. The effective interest rate on the tendered notes was approximately 10.8% after the amortization of original issue discount and deferred bond issue costs. The effective interest rate on the new notes is approximately 10.4% after the amortization of deferred bond issue costs. The Company engaged in the tender offer and new issuance in order to obtain a more favorable debt covenant package, and to raise new capital to support its growing businesses.

                        IMPERIAL CREDIT INDUSTRIES, INC.

21. CONVERTIBLE SUBORDINATE DEBENTURES

  Convertible subordinate debentures at December 31, 1996 consists of the following:

                                                                      1996
                                                                 --------------
                                                                 (IN THOUSANDS)
   SPFC convertible subordinate debentures, interest at 6.75%,
    due semi-annually, principal due October 15, 2006...........    $75,000

  The convertible subordinated debentures are convertible into 3,151,125 shares of common stock of the Company's subsidiary, SPFC, at a conversion price of $23.80 per share, at any time prior to maturity. Subordinated Debenture interest is payable semi-annually. Debt issuance costs of $2.8 million associated with the convertible subordinated debentures are being amortized over ten years using the effective interest method.

  Total interest expense on the convertible subordinated debentures for the year ended December 31, 1996 was $887,093.

22. PREFERRED AND COMMON STOCK

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

  During 1996, the Company issued an additional 2.4 million shares to the public generating net proceeds of $59.2 million, which is net of expenses of $891,000.

  On October 22, 1996, the Company effected a 2-for-1 stock split to shareholders of record as of October 15, 1996.

  On February 26, 1996, the Company paid a stock dividend to shareholders of record as of February 12, 1996. One new share of Common Stock was issued for each, 10 shares currently held by shareholders.

  On October 24, 1995, the Company effected a 3-for-2 stock split to shareholders of record as of October 10, 1995.

 Per Share Information:

  The weighted average number of shares including common stock equivalents was 38,699,954 in 1996, 34,458,268 in 1995, and 33,581,134 in 1994 for primary income per share, and 38,974,834 in 1996, 35,121,662 in 1995, and 33,582,030 in
1994 for fully diluted income per share.

                       IMPERIAL CREDIT INDUSTRIES, INC.

23. INCOME TAXES

  The Company's income taxes for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                          YEAR ENDED DECEMBER
                                                                  31,
                                                         -----------------------
                                                          1996    1995     1994
                                                         ------- -------  ------
                                                             (IN THOUSANDS)
   Current:
     Federal............................................ $31,138 $ 7,803  $1,483
     State..............................................  12,210   2,452     524
                                                         ------- -------  ------
       Total current....................................  43,348  10,255   2,007
                                                         ------- -------  ------
   Deferred:
     Federal............................................  16,009   1,846   2,079
     State..............................................   6,095     274     599
                                                         ------- -------  ------
       Total deferred...................................  22,104   2,120   2,678
                                                         ------- -------  ------
   Taxes credited (charged) to shareholders' equity.....   4,422  (2,231)    --
                                                         ------- -------  ------
   Taxes on income before extraordinary item............  69,874  10,144   4,685
   Current taxes--extraordinary item....................     --      --      619
                                                         ------- -------  ------
   Income taxes......................................... $69,874 $10,144  $5,304
                                                         ======= =======  ======

  The Company's current income taxes payable totaled approximately $25.7 million and $5.5 million at December 31, 1996 and 1995, respectively.

  Deferred income taxes arise from differences in the timing of recognition of income and expense for tax and financial reporting purposes. The following table shows the primary components of the Company's net deferred tax liability at December 31, 1996 and 1995.

                                                               1996      1995
                                                             --------  --------
                                                               (IN THOUSANDS)
   Deferred tax receivables:
     Allowance for loan losses.............................. $  4,365  $  5,295
     Unrealized gain on loans and securities................    1,671     3,871
     State taxes............................................    5,677       --
     Executive stock options................................      548       738
     Other..................................................    1,309       299
                                                             --------  --------
       Total................................................   13,570    10,203
                                                             --------  --------
     Valuation allowance....................................      --        --
                                                             --------  --------
     Deferred tax receivable, net of valuation allowance....   13,570    10,203
                                                             --------  --------
   Deferred tax liabilities:
     Investment in majority owned subsidiaries..............  (12,934)      --
     Purchased and originated servicing rights..............   (5,222)   (5,809)
     Gain on sale of servicing..............................   (8,934)   (1,027)
     Excess servicing gains.................................   (6,162)   (5,069)
     Leases.................................................   (3,930)   (2,509)
     Deferred loan fees.....................................     (510)   (1,902)
     Depreciation...........................................     (468)      --
     Debt Securities........................................   (3,473)      --
     Other..................................................   (1,522)   (1,368)
                                                             --------  --------
       Total................................................  (43,155)  (17,684)
                                                             --------  --------
   Net deferred tax liability............................... $(29,585) $ (7,481)
                                                             ========  ========

                       IMPERIAL CREDIT INDUSTRIES, INC.

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities and available tax carrybacks and future taxable income, in making this assessment. Based upon the schedule of reversals, future taxable income and available tax carrybacks, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets.

  A reconciliation of the statutory Federal corporate income tax rate of 35% to the effective income tax rate is as follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                               ----------------
                                                               1996  1995  1994
                                                               ----  ----  ----
   Statutory U.S. federal income tax rate..................... 35.0% 35.0% 35.0%
   Increase (reduction) in rate resulting from:
     State income taxes, net of Federal benefit...............  7.5   7.3   7.2
     Other, net...............................................  1.8  (0.3) (0.7)
                                                               ----  ----  ----
   Effective income tax rate.................................. 44.3% 42.0% 41.5%
                                                               ====  ====  ====

24. EMPLOYEE BENEFIT PLANS

 Profit Sharing and 401(k) Plan

  Under the Company's 401(k) plan, employees may elect to enroll on the first of any month, provided that they have been employed for at least six months. Employees may contribute up to 14% of their salaries. The Company will match 50% of the first 4% of employee contributions. The Company recorded 401(k) matching expense of $305,000, $208,991, and $218,984 for the years ended December 31, 1996, 1995 and 1994, respectively.

  An additional Company contribution may be made at the discretion of the Company. Should a discretionary contribution be made, the contribution would first be allocated to those employees deferring salaries in excess of 4%. The matching contribution would be 50% of any deferral in excess of 4% up to a maximum deferral of 8%.

  Should discretionary contribution funds remain following the allocation outlined above, any remaining Company matching funds would be allocated as a 50% match of employee contributions, on the first 4% of the employee's deferrals. Discretionary contributions of $350,000, $200,000, and $200,000 were charged to operations in each of the years ending December 31, 1996 and 1995, and 1994.

  Company matching contributions are made as of December 31st each year.

 1992 STOCK OPTION PLAN

  A total of 2,292,632 shares of the Company's Common Stock has been reserved for issuance under the Company's 1992 Incentive Stock Option and Nonstatutory Stock Option Plan (the "1992 Stock Option Plan"), which expires by its own terms in 2002. A total of 1,550,673 options were outstanding at December 31, 1996.

  The 1992 Stock Option Plan provides for the grant of "incentive stock options" ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified stock options ("NQSOs") to employees, officers, directors and consultants of the Company. Incentive stock options may be granted only to employees. The 1992 Stock Option Plan is administered by the Board of Directors or a

                       IMPERIAL CREDIT INDUSTRIES, INC.

committee appointed by the Board, which determines the terms of options granted, including the exercise price, the number of shares subject to the option, and the option's exercisability.

  The exercise price of all options granted under the 1992 Stock Option Plan must be at least equal to the fair market value of such shares on the date of grant. The maximum term of options granted under the 1992 Stock Option Plan is 10 years. With respect to any participant who owns stock representing more than 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any option must be at least equal to 110% of the fair market value on the date of grant.

 1996 STOCK OPTION PLAN

  The Company has adopted the 1996 Stock Option, Deferred Stock and Restricted Stock Plan (the "1996 Stock Option Plan"), which provides for the grant of ISOs that meet the requirements of Section 422 of the Code, NQSOs and awards consisting of deferred stock, restricted stock, stock appreciation rights and limited stock appreciation rights ("Awards"). The 1996 Stock Option Plan is administered by a committee of directors appointed by the Board of Directors (the "Committee"). ISOs may be granted to the officers and key employees of the Company or any of its subsidiaries. The exercise price for any option granted under the 1996 Stock Option Plan may not be less than 100% (110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the outstanding Common Stock) of the fair market value of the shares of Common Stock at the time the option is granted. The purpose of the 1996 Stock Option Plan is to provide a means of performance-based compensation in order to attract and retain qualified personnel and to provide an incentive to those whose job performance affects the Company. The effective date of the 1996 Stock Option Plan was June 21, 1996.

  A total of 3,000,000 shares of the Company's Common Stock has been reserved for issuance under the 1996 Stock Option Plan and a total of 1,038,200 options were outstanding at December 31, 1996.

  If an option granted under the 1996 Stock Option Plan expires or terminates, or an Award is forfeited, the shares subject to any unexercised portion of such option or Award will again become available for the issuance of further options or Awards under the 1996 Stock Option Plan.

  Unless previously terminated by the Board of Directors, no options or Awards may be granted under the 1996 Stock Option Plan after June 21, 2006.

  Options granted under the 1996 Stock Option Plan will become exercisable upon the terms of the grant made by the Committee. Awards will be subject to the terms and restrictions of the Award made by the Committee. The Committee has discretionary authority to select participants from among eligible persons and to determine at the time an option or Award is granted and in the case of options, whether it is intended to be an ISO or a NQSO.

  Under current law, ISOs may not be granted to any individual who is not also an officer or employee of the Company or any subsidiary.

  Each option must terminate no more than 10 years from the date it is granted (or five years in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the combined voting power of the Company's outstanding Common Stock). Options may be granted on terms providing for exercise in whole or in part at any time or times during their respective terms, or only in specified percentages at stated time periods or intervals during the term of the option, as determined by the Committee.

  The exercise price of any option granted under the 1996 Stock Option Plan is payable in full (i) in cash, (ii) by surrender of shares of the Company's Common Stock already owned by the option holder having a market

                       IMPERIAL CREDIT INDUSTRIES, INC.

value equal to the aggregate exercise price of all shares to be purchased including, in the case of the exercise of NQSOs, restricted stock subject to an Award under the 1996 Stock Option Plan, (iii) by cancellation of indebtedness owed by the Company to the optionholder, or (iv) by any combination of the foregoing.

  The Board of Directors may from time to time revise or amend the 1996 Stock Option Plan, and may suspend or discontinue it at any time. However, no such revision or amendment may impair the rights of any participant under any outstanding options or Award without such participant's consent or may, without shareholder approval, increase the number of shares subject to the 1996 Stock Option Plan or decrease the exercise price of a stock option to less than 100% of fair market value on the date of grant (with the exception of adjustments resulting from changes in capitalization), materially modify the class of participants eligible to receive options or Awards under the 1996 Stock Option Plan, materially increase the benefits accruing to participants under the 1996 Stock Option Plan or extend the maximum option term under the 1996 Stock Option Plan.

  A summary of changes in outstanding stock options follows:

                                                              DECEMBER 31,
                                                            -------------------
                                                            1996   1995   1994
                                                            -----  -----  -----
                                                             (IN THOUSANDS)
   Options outstanding, beginning of year.................. 1,637  1,758  1,233
   Options granted......................................... 1,609    394    835
   Options exercised.......................................  (295)  (323)   (46)
   Options canceled........................................  (362)  (192)  (264)
                                                            -----  -----  -----
   Options outstanding, end of year........................ 2,589  1,637  1,758
                                                            =====  =====  =====

  There were 2,013,250 options available for future grants at December 31, 1996.

  Information as to stock option activity and prices of shares is as follows:

                                                                      WEIGHTED
                                             NUMBER OF PRICE RANGE    AVERAGE
                                              SHARES    PER SHARE   OPTION PRICE
                                             --------- ------------ ------------
                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                            DATA)
   Shares under option at:
     December 31, 1996......................   2,589   $2.09-$10.56    $8.58
     December 31, 1995......................   1,637   $2.09-$ 8.56    $2.94
     December 31, 1994......................   1,758   $2.09-$ 3.33    $2.45
   Options exercised during the year:
     December 31, 1996......................     295   $2.09-$ 6.10    $2.61
     December 31, 1995......................     323   $2.09-$ 3.33    $2.55
     December 31, 1994......................      46      $2.09        $2.09
   Options exercisable at:
     December 31, 1996......................     551   $2.09-$ 7.56    $2.47
     December 31, 1995......................     467   $2.09-$ 3.33    $2.24
     December 31, 1994......................     379   $2.09-$ 3.03    $2.24

  The stock option information presented in the above tables reflects the 2-for-1 stock split and 1-for-10 stock dividend in 1996, 3-for-2 stock split paid in 1995, the 1-for-10 stock dividend paid in 1993, and the 1-for-19 stock dividend paid in 1992.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  Effective January 1, 1996, The Company adopted the disclosure requirements of SFAS 123, and continued to measure its employee stock-based compensation arrangements under the provisions of APB 25. Accordingly, no compensation expense has been recognized for the stock option plan. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1996    1995
                                                                ------- -------
                                                                (IN THOUSANDS,
                                                                  EXCEPT PER
                                                                  SHARE DATA)
Net income:
  As reported.................................................. $75,984 $14,193
  Pro forma....................................................  74,733  14,089
Primary income per share:
  As reported.................................................. $  1.96 $  0.41
  Pro forma....................................................    1.93    0.41
Fully diluted income per share:
  As reported..................................................    1.95    0.40
  Pro forma....................................................    1.90    0.40

  The weighted average fair value at date of grant of options granted during 1996 and 1995 was $6.22 and $3.09 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                   YEAR ENDED
                                                                    DECEMBER
                                                                       31,
                                                                   ------------
                                                                   1996   1995
                                                                   -----  -----
Expected life (years).............................................  3.40   3.43
Interest rate.....................................................  5.48%  5.14%
Volatility........................................................ 57.51  60.80
Dividend yield....................................................  0.00%  0.00%

25. EXECUTIVE COMPENSATION

 Employment Agreements

  On July 1, 1994, the Company entered into three year employment contracts with three senior officers which provide for, in the aggregate, minimum annual compensation in the aggregate of $800,000, subject to adjustment for inflation, plus an annual bonus of up to 3.5% of the Company's pre tax profits in excess of $10 million. The total compensation of the three senior officers is limited in the aggregate to $2,350,000 annually. These amendments canceled all previous employment agreements. Under these employment agreements, the officers are entitled to receive bonuses approved by the Company's Board of Directors based on performance and the attainment of defined Company goals.

 Stock Options

  On January 1, 1992, options were granted to three senior officers of the Company to purchase a total of 2,292,628 shares, adjusted for stock dividends and splits, of the Company's Common Stock. The exercise price of these options is $0.89 per share of common stock for one-half of the options, with the other half exercisable at $1.40 per share. These options became exercisable in September 1995 (vesting was accelerated from January 1, 1997), they expire on December 1, 2001 and are not covered by the Company's stock option plan.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  Compensation expense relating to these options has been recorded in the Company's consolidated financial statements over a four year period ending December 31, 1995 for an amount representing the difference between the exercise price of the options and the market price of the Company's stock at the grant date. The aggregate amount of compensation expense recognized on these stock options since their grant date is $2,178,000.

  The amount of compensation expense recorded for the years ended December 31, 1996, 1995, and 1994 related to the stock options was $0, $871,200, and $435,600, respectively.

26. INTEREST RATE SWAPS

  The Company may enter into interest rate cap, floor, and swap transactions to manage its exposure to fluctuations in interest rates and market movements in securities values. These instruments involve, to varying degrees, elements of credit and interest rate risk. The contract or notional amounts do not represent exposure to credit loss. Risk originates from the inability of counterparties to meet the terms of the contracts and from market movements in securities values and interest rates. The Company controls the credit risk of its interest rate cap, floor and swap agreements through credit approvals, limits and monitoring procedures.

  As a part of the SPTL securitization of $277.0 million of multi-family and commercial mortgage loans, the Company delivered subordinate bonds of approximately $22 million into a total rate of return swap with JP Morgan. The provisions for the swap entitle the Company to receive the total return on the subordinate bonds delivered in exchange for a floating payment of Libor plus a spread of 1.95%. The termination date of the swap, September 30, 1997, could be accelerated in the event the securities delivered into the swap decline in value more than $3.0 million over a three month period. In the event of the early termination of the swap, the Company would be required to pay a fee representing 1.95% of the calculated value of the underlying securities over the period from the accelerated termination date to September 30, 1997. The remaining deposit associated with the swap was $3.7 million at December 31, 1996. The swap is an off balance sheet instrument.

27. COMMITMENTS AND CONTINGENCIES

 Loan Servicing

  As of December 31, 1996 and 1995 the Company was servicing loans for others, directly and through sub-servicing arrangements, totaling approximately $2.1 billion and $4.6 billion, respectively.

  Related fiduciary funds held in trust for investors in non-interest bearing accounts totaled $1.3 million and $36.1 million at December 31, 1996 and 1995, respectively. These funds are segregated in special bank accounts and are held as deposits at SPTL.

 Sales of Loans and Servicing Rights

  In the ordinary course of business, the Company is exposed to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of servicing rights. Under certain circumstances, the Company is required to repurchase mortgage loans if there has been a breach of representations or warranties.

  During the year ended December 31, 1996, the Company retained servicing rights on $35.1 million of mortgage loans sold through traditional secondary market channels and $1.3 billion on loans and leases sold through securitizations. Additionally, the Company released servicing rights to the purchasers on $627.0 million of mortgage loans sold. During the year ended December 31, 1995, the Company retained servicing rights on $794.9 million of mortgage loans sold, and released servicing rights to the purchasers on $1.1 billion of mortgage loans sold. During the year ended December 31, 1994, the Company retained servicing rights on $3.7 billion of mortgage loans sold and released servicing rights to the purchasers on $721.4 million.

                       IMPERIAL CREDIT INDUSTRIES, INC.

 Loan Commitments

  As of December 31, 1996 and 1995, the Company had unfunded open loan commitments (excluding ICIFC) amounting to $642.8 million and $93.7 million, respectively, to fund mortgage loan applications in process subject to credit approval. There is no exposure to credit loss in this type of commitment until the loans are funded. Interest rate risk is mitigated by the use of forward contracts to sell loans to investors.

  ICIFC establishes mortgage loan purchase commitments (master commitments) with sellers that, subject to certain conditions, entitle the seller to sell and obligate ICIFC to purchase a specified dollar amount of non-conforming mortgage loans over a period generally ranging from six months to one year. The terms of each master commitment specify whether a seller may sell loans to ICIFC on a mandatory, best efforts or optional basis, or a combination thereof. Master commitments generally do not obligate ICIFC to purchase loans at a specific price, but rather provide the seller with a future outlet for the sale of its originated loans based on ICIFC's quoted prices at the time of purchase.

  As of December 31, 1996 and December 31, 1995, ICIFC had outstanding short term master commitments with 68 and 18 sellers to purchase mortgage loans in the aggregate principal amount of $826.5 million and $241.0 million over periods ranging from six months to one year, of which $304.9 million and $35.7 million, respectively, had been purchased or committed to be purchased pursuant to rate locks. These rate-locks were made pursuant to master commitments, bulk rate-locks and other negotiated rate-locks. There is no exposure to credit loss in this type of commitment until the loans are funded, and interest rate risk associated with the short-term commitments is mitigated by the use of forward contracts to sell loans to investors.

 Forward Contracts

  The Company sold mortgage-backed securities through forward delivery contracts with major dealers in such securities, primarily through its former mortgage banking operations. At December 31, 1996 and 1995, the Company had $143.0 million and $279.2 million, respectively, in outstanding commitments to sell mortgage loans through mortgage-backed securities. Included in the outstanding commitments to sell mortgage loans through mortgage backed securities are commitments relating to ICIFC of $141.0 million and $86.7 million for December 31, 1996 and 1995, respectively. These commitments allow the Company to enter into mandatory commitments when the Company notifies the investor of its intent to exercise a portion of the forward delivery contracts.

  The Company was obligated under mandatory commitments to deliver loans to such investors at December 31, 1996 and 1995 in the amounts of $0 and $97.0 million, respectively.

  The credit risk of forward contracts relates to the counterparties' ability to perform under the contract. The Company evaluates counterparties based on their ability to perform prior to entering into any agreements.

  The Company regularly securitizes and sells fixed and variable-rate mortgage loans. To offset the effects of interest rate fluctuations on the value of its fixed-rate loans held for sale, the Company in certain cases will hedge its interest rate risk related to loans held for sale by selling U.S. Treasury securities short or in the forward market.

  As of December 31, 1996, the Company had open positions of $183.7 million related to the sales of United States Treasury securities in the forward market. At December 31, 1996, the Company's unrealized loss on open positions was $1.7 million.

                       IMPERIAL CREDIT INDUSTRIES, INC.

 Options

  The Company may purchase put options or write covered call options to hedge against adverse movements in the value of the loans held for sale portfolio.

  The Company will realize a gain or loss upon the expiration or closing of the option transaction. When an option is exercised, the proceeds on sales for a written call option, the purchase cost for a written put option, or the cost of the security for a purchased put or call option is adjusted by the amount of premium received or paid.

  The risk in writing a call option is that the Company gives up the opportunity for profit if the market price of the security increases and the option is exercised. The risk in buying an option is that the Company pays a premium whether or not the option is exercised.

  The Company had $70.0 million and $20.0 million notional amount of written call option contracts outstanding at December 31, 1996 and 1995, respectively. The Company received $366,000 and $82,600 in premiums related to the options outstanding at December 31, 1996 and 1995, respectively. There were no option contracts exercised during the year.

 Lease Commitments

  Minimum rental commitments under all noncancelable operating leases at December 31, 1996 were as follows:

                                                                  (IN THOUSANDS)
1997.............................................................    $ 3,868
1998.............................................................      3,109
1999.............................................................      2,186
2000.............................................................      1,736
2001.............................................................      1,515
Thereafter.......................................................        443
                                                                     -------
  Total..........................................................    $12,857
                                                                     =======

  Rent expense for the years ended December 31, 1996, 1995 and 1994 was $4.2 million, $3.6 million, and $3.1 million, respectively.

 Legal Proceedings

  The predecessor entity to FMAC, and an officer of such entity and of FMAC, among others, are named as defendants in De Wald et al. vs. Knyal et al. filed on November 15, 1996 in the Los Angeles Superior Court. The complaint seeks an accounting, monetary and punitive damages for alleged breach of contract, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing and fraud arising from an alleged business relationship. The Company has not been named as a defendant in this lawsuit.

  On September 6, 1996, a former employee filed suit against the Company in Sanders vs. ICII, filed in the U.S. District Court for the Middle District of Florida, alleging sexual harassment and sexual discrimination. The complaint seeks compensatory damages, non-economic damages and punitive damages as a result of the alleged misconduct. Discovery has only recently commenced, but the Company believes the claims to be invalid.

  The Company is a defendant in Fortune Mortgage Corporation et al. vs. ICII et al., filed in Orange County Superior Court on March 5, 1997. The complaint alleges breach of contract, breach of implied covenant of good

                       IMPERIAL CREDIT INDUSTRIES, INC.

faith and fair dealing, negligent misrepresentation, fraud, conspiracy to commit fraud, aiding and abetting fraud, contractual indemnity and reimbursement, money had and received, and unjust enrichment arising from the Company's sale of a group of loan production offices to plaintiffs. The plaintiffs seek rescission, restitution and general, specific and/or consequential damages, and also exemplary and punitive damages as relate to the claims regarding fraud.

  In Agoura Willow Creek, Ltd. vs. SPTL, filed on February 27, 1997, the plaintiff seeks damages from SPTL for alleged breach of written contract and breach of fiduciary duty arsing out of a loan commitment agreement.

  All of the above referenced actions are being actively defended.

  The Company is involved in additional litigation arising in the normal course of business. Management believes based in part upon the advice of legal counsel, none of these proceedings will have a material effect on the Company's financial condition or results of operations.

28. FAIR VALUE OF FINANCIAL INSTRUMENTS

  FASB Statement 107, "Disclosures about Fair Values of Financial Instruments," (SFAS 107) requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Such instruments include securities, loans receivable, time deposits and various off-balance sheet items. Because no market exists for a portion of the Company's loans held for investment and securitization related assets, fair value estimates are based on judgments regarding credit risk, investor expectation of future economic conditions, normal cost of administration and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

  In addition, the fair value estimates presented do not include the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

  Cash and interest bearing deposits: The carrying values reported in the consolidated balance sheet approximate fair values due to the short-term nature of the assets.

  Investment Securities: The carrying value reported on the consolidated balance sheet is the fair value, based on quoted market prices.

  Investment in Federal Home Loan Bank stock: The carrying value reported in the consolidated balance sheet approximates fair value.

  Capitalized excess servicing fees receivable: The carrying value reported in the consolidated balance sheet approximates fair value. The fair value was estimated by discounting future cash flows using rates that an unaffiliated third-party purchaser would require on instruments with similar terms and remaining maturities.

  Purchased and originated servicing rights: The carrying value reported in the consolidated balance sheet approximates fair value.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  Retained interest in loan and lease securitizations: The carrying value reported in the consolidated balance sheet approximates fair value. The fair value was estimated by discounting future cash flows using rates that an unaffiliated third-party purchaser would require on instruments with similar terms and remaining maturities.

  Interest-only and residual certificates: Fair value is determined using estimated discounted future cash flows taking into consideration anticipated prepayment rates and loss experience.

  Loans held for sale: Fair value of the Company's portfolio of loans held for sale is based on forward delivery contract prices or quoted market prices.

  Loans held for investment: The fair value of the loan portfolio is generally estimated by discounting expected future cash flows at an estimated market rate of interest. A market rate of interest is estimated based on the AAA Corporate Bond Rate, adjusted for credit risk and the Company's cost to administer such loans.

  Expected future cash flows are estimated using maturity dates for performing loans, with cash flows on non-performing loans estimated on an individual basis. For non-performing and potential problem loans secured by real property, estimated fair value has been determined on an individual basis, considering the value of the collateral as determined by a current third party appraisal and estimated foreclosure, holding and selling costs. For consumer loans, market rates of interest are based on current market rates charged for these loans.

  Deposits: Fair values disclosed are estimated by discounting the expected cash flows at current market rates over expected maturities.

  Borrowings from Imperial Bank: The carrying value reported in the consolidated balance sheet approximates fair value, due to the short-term nature of the borrowing.

  Borrowings from Federal Home Loan Bank: The carrying value reported in the consolidated balance sheet approximates fair value, due to the relatively short term maturities, and the variable interest rates on the borrowings.

  Other borrowings: The carrying value reported in the consolidated balance sheet approximates fair value, due to the variable interest rates on the borrowings.

  Bonds: The carrying value reported in the consolidated balance sheet approximates fair value.

  Senior Notes: Fair values of the Company's Senior Notes are based on quoted market prices of the notes.

  Convertible subordinated debentures: Fair values of SPFC's convertible subordinated debentures are based on quoted market prices of the notes.

  Off-balance sheet instruments: Fair values of the Company's mandatory forward commitments and mortgage loan applications in process are based on quoted market prices of the related loans. The fair value of the options approximate the unamortized premium. Fair values of loan commitments to extend credit are based on fees currently charged to enter into similar agreements. Fair values of the Company's interest rate swaps are based on quoted market prices.

                        IMPERIAL CREDIT INDUSTRIES, INC.

  The estimated fair values of the Company's financial instruments are as follows:

                                         1996                    1995
                                 ----------------------  ---------------------
                                  CARRYING   ESTIMATED    CARRYING  ESTIMATED
                                   AMOUNT    FAIR VALUE    AMOUNT   FAIR VALUE
                                 ----------  ----------  ---------- ----------
                                               (IN THOUSANDS)
ASSETS:
Cash............................ $   74,247  $   74,247  $   39,166 $   39,166
Interest bearing deposits.......      3,369       3,369     267,776    267,776
Investment in Federal Home Loan
 Bank stock.....................     17,152      17,152      22,750     22,750
Investment securities...........     91,204      91,204       5,963      5,963
Loans held for sale.............    940,096     954,299   1,341,810  1,345,509
Loans held for investment, net..  1,068,599   1,081,053     668,771    672,025
Purchased and originated
 servicing rights...............     14,887      14,887      18,428     18,428
Capitalized excess servicing
 fees receivable................     23,142      23,142      33,181     33,181
Retained interest in loan and
 lease securitizations..........     42,640      42,640      14,251     14,251
Interest only and residual
 certificates...................     87,017      87,017      10,840     10,840
LIABILITIES:
Deposits........................ $1,069,184  $1,069,624  $1,092,989 $1,095,287
Borrowings from Imperial Bank...        --          --        5,000      5,000
Borrowings from Federal Home
 Loan Bank......................    140,500     140,500     190,000    190,000
Other Borrowings................    694,352     694,352     875,815    875,815
Bonds...........................        --          --      111,995    111,995
Senior Notes....................     88,209      93,150      80,472     76,610
Convertible subordinated
 debentures.....................     75,000      75,000         --         --
OFF BALANCE SHEET ITEMS:
Mortgage loan applications in
 process........................ $      --   $      --   $      --  $    1,708
Mandatory forward commitments...        --          --          --        (930)
Options.........................        366         366          83         83
Loan commitments................        --          866         --       3,641
Interest rate swap..............        --        1,166         --         --
Forward treasury contracts......     (1,700)     (1,700)        --         --

                        IMPERIAL CREDIT INDUSTRIES, INC.

29. SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                 THREE MONTHS ENDED
                                      ------------------------------------------
                                      MARCH 31 JUNE 30  SEPTEMBER 30 DECEMBER 31
                                      -------- -------  ------------ -----------
                                          (IN THOUSANDS, EXCEPT SHARE DATA)
Year ended December 31, 1996
  Gain on sale of loans.............. $21,711  $19,166    $28,640      $18,639
  Net interest income................  12,737   13,405     22,163       24,130
  Gain (loss) on sale of servicing...   8,065     (257)       --          (217)
  Other revenues.....................   3,212   65,843      2,987       26,482
  Provision for loan losses..........   1,500    2,025      2,617        3,631
  Other expenses.....................  27,168   20,652     24,924       26,305
  Net income.........................   8,616   43,041      9,433       14,894
  Income per share:
    Primary.......................... $  0.24  $  1.11    $  0.23      $  0.38
    Fully diluted.................... $  0.24  $  1.11    $  0.23      $  0.37
Year ended December 31, 1995
  Gain on sale of loans.............. $ 6,229  $ 8,794    $14,929      $ 9,605
  Net interest income................   4,834    6,000      7,947       14,973
  Gain on sale of servicing..........   2,426      496        --           656
  Other revenues.....................   3,081    2,350      2,283        6,156
  Provision for loan losses..........     900    1,700      1,350        1,500
  Other expenses.....................  12,283   12,808     16,384       19,705
  Net income.........................   1,958    1,832      4,311        6,092
  Income per share:
    Primary.......................... $  0.06  $  0.06    $  0.12      $  0.17
    Fully diluted.................... $  0.06  $  0.05    $  0.12      $  0.17

30. SELECTED FINANCIAL INFORMATION OF SUBSIDIARIES

  The following represents summarized financial information with respect to the operations of SPTL, a significant wholly-owned subsidiary of ICII.

                                                  AS OF AND FOR THE YEAR ENDED
                                                          DECEMBER 31,
                                                --------------------------------
                                                   1996       1995       1994
                                                ---------- ---------- ----------
                                                         (IN THOUSANDS)
Total assets................................... $1,384,008 $1,432,554 $1,367,130
Deposits.......................................  1,072,266  1,093,250    946,860
Borrowings from Federal Home Loan Bank.........    140,500    190,000    295,000
Equity.........................................    144,798    126,599    108,845
Interest income................................    131,184    103,112     81,751
Interest expense...............................     73,141     70,819     52,961
Operating income...............................     15,149     17,790     10,215
Operating expense..............................     21,846     13,942     15,597
Provision for loan losses......................      8,938      5,450      5,150
Income before taxes............................     42,408     30,691     18,259
Net income.....................................     24,399     17,753     10,534

                       IMPERIAL CREDIT INDUSTRIES, INC.

  The following represents summarized consolidating financial information as of and for the year ended December 31, 1996 and 1995 with respect to the operations of ICII and its wholly owned and majority owned subsidiaries. On January 17, 1997, the Company sold $200 million of 9 7/8% senior notes due 2007. The senior notes are guaranteed by two of the Company's wholly-owned subsidiaries IBC and ICAI (the "Other Guarantor Subsidiaries"), and the Company's 66 2/3% owned subsidiary, FMAC.

                          CONSOLIDATING BALANCE SHEET

                         YEAR ENDED DECEMBER 31, 1996

                                                OTHER         NON-
                                              GUARANTOR    GUARANTOR
                            ICII     FMAC    SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                          -------- --------  ------------ ------------ ------------ ------------
                                                     (IN THOUSANDS)
         ASSETS
         ------
Cash....................  $  5,213 $    --     $  7,973    $   64,926   $  (3,865)   $   74,247
Interest bearing
 deposits...............       --     2,594         163           --          612         3,369
Investments in Federal
 Home Loan Bank stock...       --       --          --         17,152         --         17,152
Investment and trading
 securities.............     8,802   39,349         887        35,824        (566)       84,296
Loans held for sale.....     4,839   98,915       8,547       853,023     (25,228)      940,096
Loans held for
 investment, net........    34,505      --       86,214       948,567        (687)    1,068,599
Purchased and originated
 servicing rights.......       --       --          637        14,250         --         14,887
Capitalized excess
 servicing fees
 receivable.............       --       --          --         23,142         --         23,142
Retained interest in
 loan and lease
 securitizations........       --     6,908      19,646        22,994         --         49,548
Interest-only and
 residual certificates..       --       --          --         87,017         --         87,017
Accrued interest on
 loans..................     1,425      560         --         11,862         --         13,847
Premises and equipment,
 net....................     4,922    1,162         404         5,954         --         12,442
Other real estate owned,
 net....................     3,508      --          --          8,706         --         12,214
Investment in
 subsidiaries...........   269,651      --          --            --     (269,651)          --
Goodwill................       --     4,332      14,115        20,044         --         38,491
Other assets............    96,746  (11,372)    (15,385)      (36,855)     (1,842)       31,292
                          -------- --------    --------    ----------   ---------    ----------
 Total assets...........  $429,611 $142,448    $123,201    $2,076,606   $(301,227)   $2,470,639
                          ======== ========    ========    ==========   =========    ==========

     LIABILITIES AND
  SHAREHOLDERS' EQUITY
  --------------------
Deposits................  $    --  $    --     $    --     $1,072,266   $  (3,082)   $1,069,184
Borrowings from Federal
 Home Loan Bank.........       --       --          --        140,500         --        140,500
Other borrowings........    15,363  125,240      88,768       480,103     (15,122)      694,352
Senior notes............    88,209      --          --            --          --         88,209
Convertible subordinated
 debentures.............       --       --          --         75,000         --         75,000
Minority interest in
 consolidated
 subsidiaries...........    45,149      --          --            --        9,787        54,936
Other liabilities.......    41,382    2,751       9,222        68,854     (13,259)      108,950
                          -------- --------    --------    ----------   ---------    ----------
Total liabilities.......   190,103  127,991      97,990     1,836,723     (21,676)    2,231,131
                          -------- --------    --------    ----------   ---------    ----------
Shareholders' equity:
Preferred stock.........       --       --          --          9,143      (9,143)          --
Common stock............   145,521    5,792      21,501       134,590    (161,883)      145,521
Retained earnings.......    88,977    8,665       3,525        96,150    (108,340)       88,977
Unrealized gain on
 securities available
 for sale...............     5,010      --          185           --         (185)        5,010
                          -------- --------    --------    ----------   ---------    ----------
 Total shareholders'
 equity.................   239,508   14,457      25,211       239,883    (279,551)      239,508
                          -------- --------    --------    ----------   ---------    ----------
 Total liabilities and
 shareholders' equity...  $429,611 $142,448    $123,201    $2,076,606   $(301,227)   $2,470,639
                          ======== ========    ========    ==========   =========    ==========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                         CONSOLIDATING INCOME STATEMENT
                          YEAR ENDED DECEMBER 31, 1996

                                              OTHER         NON-
                                            GUARANTOR    GUARANTOR
                           ICII     FMAC   SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                          -------  ------- ------------ ------------ ------------ ------------
                                                    (IN THOUSANDS)
REVENUE:
Gain on sale of loans...  $  (937) $18,671   $ 2,617      $ 67,419     $    386     $ 88,156
                          -------  -------   -------      --------     --------     --------
Interest income.........   14,877   16,130     3,811       177,833       (5,180)     207,471
Interest expense........   16,696   14,489     1,901       112,692      (10,742)     135,036
                          -------  -------   -------      --------     --------     --------
Net interest income.....   (1,819)   1,641     1,910        65,141        5,562       72,435
Provision for loan
 losses.................      --       --        --          9,625          148        9,773
                          -------  -------   -------      --------     --------     --------
  Net interest income
   after provision for
   loan loss............   (1,819)   1,641     1,910        55,516        5,414       62,662
                          -------  -------   -------      --------     --------     --------
Loan servicing income...   (3,706)   1,191     3,095        10,253       (9,153)       1,680
Gain (loss) on sale of
 servicing rights.......    6,249      --        --            --         1,342        7,591
Gain on sale of SPFC
 stock..................   82,690      --        --            --           --        82,690
Dividends received from
 subsidiaries...........    6,200      --        --            --        (6,200)         --
Other income............      741       63     3,214         6,099        4,037       14,154
                          -------  -------   -------      --------     --------     --------
  Total other income....   92,174    1,254     6,309        16,352       (9,974)     106,115
                          -------  -------   -------      --------     --------     --------
  Total revenues........   89,418   21,566    10,836       139,287       (4,174)     256,933
                          -------  -------   -------      --------     --------     --------
EXPENSES:
Personnel expense.......    8,757    8,270     2,997        28,567         (236)      48,355
Amortization of PMSR's
 and OMSR's.............      402      --        106           613          --         1,121
Occupancy expense.......    1,994      310       229         2,042           78        4,653
Data processing expense.    1,094       49        62           958          --         2,163
Net expenses of other
 real estate owned......    4,969      --        --            765        1,280        7,014
General, administrative
 and other expense......   13,652    3,613     3,583        14,264          631       35,743
                          -------  -------   -------      --------     --------     --------
  Total expenses........   30,868   12,242     6,977        47,209        1,753       99,049
                          -------  -------   -------      --------     --------     --------
Income before income
 taxes, minority
 interest, deferred
 inter-company gains and
 extraordinary item.....   58,550    9,324     3,859        92,078       (5,927)     157,884
Income taxes............   28,830      --      1,606        39,135          303       69,874
                          -------  -------   -------      --------     --------     --------
Income before minority
 interest, deferred
 inter-company expense
 and extraordinary item.   29,720    9,324     2,253        52,943       (6,230)      88,010
Minority interest in of
 consolidated
 subsidiaries...........   12,026      --        --            --           --        12,026
                          -------  -------   -------      --------     --------     --------
Income before deferred
 inter-company expense..   17,694    9,324     2,253        52,943       (6,230)      75,984
Deferred inter-company
 expense, net of income
 taxes..................   (1,383)     --        --            --         1,383          --
Income before equity in
 undistributed income of
 subsidiaries...........   19,077    9,324     2,253        52,943       (7,613)      75,984
Equity in undistributed
 income of subsidiaries.   56,907      --        --            --       (56,907)         --
                          -------  -------   -------      --------     --------     --------
Net income..............  $75,984  $ 9,324   $ 2,253      $ 52,943     $(64,520)    $ 75,984
                          =======  =======   =======      ========     ========     ========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                          CONSOLIDATING BALANCE SHEET

                          YEAR ENDED DECEMBER 31, 1995

                                                OTHER         NON-
                                              GUARANTOR    GUARANTOR
                            ICII     FMAC    SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                          -------- --------  ------------ ------------ ------------ ------------
                                                     (IN THOUSANDS)
         ASSETS
         ------
Cash....................  $  8,593 $    526    $(1,937)    $   32,981   $    (997)   $   39,166
Interest bearing
 deposits...............       --       --         --         267,776         --        267,776
Investments in Federal
 Home Loan Bank stock...       --       --         --          22,750         --         22,750
Securities available for
 sale, at market........     5,963      --         --             --          --          5,963
Loans held for sale.....   180,232  181,254        --       1,129,576    (149,252)    1,341,810
Loans held for
 investment, net........    29,195      --         --         541,390      98,186       668,771
Purchased and originated
 servicing rights.......    13,718      --         743          3,967         --         18,428
Capitalized excess
 servicing fees
 receivable.............     7,259      --         --          26,129        (207)       33,181
Retained interest in
 loan and lease
 securitizations........     1,420      --         220         10,377       2,234        14,251
Interest-only and
 residual certificates..       --       --         --          22,469     (11,629)       10,840
Accrued interest on
 loans..................       449    1,108         19         10,067      (1,479)       10,164
Premises and equipment,
 net....................     8,574      235         16          2,544         --         11,369
Other real estate owned,
 net....................     2,419      --         --           4,760         --          7,179
Investment in
 subsidiaries...........   135,316      --         --             --     (135,316)          --
Goodwill................       --     4,226        --          16,024          96        20,346
Other assets............    19,991    1,699      4,756         11,591         604        38,641
                          -------- --------    -------     ----------   ---------    ----------
 Total assets...........  $413,129 $189,048    $ 3,817     $2,102,401   $(197,760)   $2,510,635
                          ======== ========    =======     ==========   =========    ==========

    LIABILITIES AND
  SHAREHOLDERS' EQUITY
  --------------------
Deposits................  $    --  $    --     $  (450)    $1,093,250   $     189    $1,092,989
Borrowings from Imperial
 Bank...................     5,000      --         --             --          --          5,000
Borrowings from Federal
 Home Loan Bank.........       --       --         --         190,000         --        190,000
Other borrowings........   206,726   69,637        --         655,504     (56,052)      875,815
Bonds...................       --   111,995        --             --          --        111,995
Senior notes............    80,472      --         --             --          --         80,472
Minority interest in
 consolidated
 subsidiaries...........     1,452      --         --             --          --          1,452
Other liabilities.......    25,377    3,643      1,996         23,285       4,509        58,810
                          -------- --------    -------     ----------   ---------    ----------
   Total liabilities....   319,027  185,275      1,546      1,962,039     (51,354)    2,416,533
                          -------- --------    -------     ----------   ---------    ----------
Shareholders' equity:
Preferred stock.........       --       --         --           1,015      (1,015)          --
Common stock............    51,981    4,432      1,000         81,251     (86,683)       51,981
Retained earnings
 (accumulated deficit)..    38,910     (659)     1,271         58,096     (58,708)       38,910
Unrealized gain on
 securities available
 for sale...............     3,211      --         --             --          --          3,211
                          -------- --------    -------     ----------   ---------    ----------
 Total shareholders'
 equity.................    94,102    3,773      2,271        140,362    (146,406)       94,102
                          -------- --------    -------     ----------   ---------    ----------
 Total liabilities and
 shareholders' equity...  $413,129 $189,048    $ 3,817     $2,102,401   $(197,760)   $2,510,635
                          ======== ========    =======     ==========   =========    ==========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                         CONSOLIDATING INCOME STATEMENT

                          YEAR ENDED DECEMBER 31, 1995

                                               OTHER         NON-
                                             GUARANTOR    GUARANTOR
                            ICII     FMAC   SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                          --------  ------  ------------ ------------ ------------ ------------
                                                    (IN THOUSANDS)
REVENUE
Gain on sale of loans...  $ 12,999  $  --      $1,803      $ 36,051     $(11,296)    $ 39,557
                          --------  ------     ------      --------     --------     --------
Interest income.........    15,677   1,929         76       108,666        3,134      129,482
Interest expense........    20,900   1,690         17        76,018       (2,897)      95,728
                          --------  ------     ------      --------     --------     --------
Net interest income.....    (5,223)    239         59        32,648        6,031       33,754
Provision for loan
 losses.................       --      --         --          5,450          --         5,450
                          --------  ------     ------      --------     --------     --------
  Net interest income
   after provision for
   loan loss............    (5,223)    239         59        27,198        6,031       28,304
                          --------  ------     ------      --------     --------     --------
Loan servicing income...    14,007     318         27         6,352       (7,986)      12,718
Gain on sale of
 servicing rights.......     4,889      31        --            370       (1,712)       3,578
Other income............      (885)    --       2,465         2,676       (3,104)       1,152
                          --------  ------     ------      --------     --------     --------
  Total other income....    18,011     349      2,492         9,398      (12,802)      17,448
                          --------  ------     ------      --------     --------     --------
  Total revenues........    25,787     588      4,354        72,647      (18,067)      85,309
                          --------  ------     ------      --------     --------     --------
EXPENSES:
Personnel expense.......    20,281     356      1,606        12,433         (623)      34,053
Amortization of PMSR's
 and OMSR's.............     3,986     --         --          2,892       (2,892)       3,986
Occupancy expense.......     2,874      94         54           971          (89)       3,904
Data processing expense.     1,191     --           1           358          (89)       1,461
Net expense of other
 real estate owned......       191     --         --          1,706           16        1,913
General, administrative
 and other expense......     9,938     797        493         8,480       (3,845)      15,863
                          --------  ------     ------      --------     --------     --------
  Total expenses........    38,461   1,247      2,154        26,840       (7,522)      61,180
                          --------  ------     ------      --------     --------     --------
Income before income
 taxes, minority
 interest, deferred
 inter-company gains and
 extraordinary item.....   (12,674)   (659)     2,200        45,807      (10,545)      24,129
Income taxes............    (5,443)    --         929        19,212       (4,554)      10,144
                          --------  ------     ------      --------     --------     --------
(Loss) income before
 minority interest,
 deferred inter-company
 gains and extraordinary
 item...................    (7,231)   (659)     1,271        26,595       (5,991)      13,985
Minority interest in
 loss of consolidated
 subsidiaries...........      (208)    --         --            --           --          (208)
                          --------  ------     ------      --------     --------     --------
(Loss) income before
 deferred inter-company
 gains..................    (7,023)   (659)     1,271        26,595       (5,991)      14,193
Deferred inter-company
 gains, net of income
 taxes..................     1,710     --         --            --        (1,710)         --
(Loss) income before
 equity in undistributed
 income of subsidiaries.    (8,733)   (659)     1,271        26,595       (4,281)      14,193
Equity in undistributed
 income of subsidiaries.    22,926     --         --            --       (22,926)         --
                          --------  ------     ------      --------     --------     --------
Net income (loss).......  $ 14,193  $ (659)    $1,271      $ 26,595     $(27,207)    $ 14,193
                          ========  ======     ======      ========     ========     ========

                       IMPERIAL CREDIT INDUSTRIES, INC.

31. SPTL REGULATORY MATTERS

  In August 1989, the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, ("FIRREA") was enacted. This legislation was adopted in order to reform the regulation and supervision of financial institutions. Additionally legislation was adopted in 1991 with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA provided for increased funding for Federal Deposit Insurance Commission ("FDIC") deposit insurance and for expanded regulation of financial institutions. Specifically, FDICIA requires the federal regulations to take prompt corrective action with respect to depository institutions which do not meet the minimum capital requirements. FDICIA established five capital ratio categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."

  A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating and may be reclassified to a lower category by action based on other supervisory criteria. For an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a leverage ratio of at least 5% and not be subject to any specific capital order or directive. At December 31, 1996, SPTL was categorized as well capitalized.

 Restrictions on Availability of Funds from SPTL

  Under the California industrial loan law, a thrift and loan may declare dividends on its capital stock only if it has at least $750,000 of unimpaired capital stock plus additional capital stock of $50,000 for each branch office maintained. In addition, no distribution of dividends is permitted unless: (i) such distribution would not exceed a thrift and loan's retained earnings, (ii) any payment would not result in a violation of the approved minimum capital to thrift and loan certificate of deposit ratio and (iii) after giving effect to the distribution, either (y) the sum of a thrift and loan's assets (net of goodwill, capitalized research and development expenses and deferred charges) would be not less than 125% of its liabilities (net of deferred taxes, deferred income and other deferred credits), or (z) current assets would be not less than current liabilities (except that if a thrift and loan's average earnings before taxes for the last two fiscal years had been less than average interest expense, current assets must be not less than 125% of current liabilities). Subject to the above limitations, and according to SPTL's by-laws, at December 31, 1996, all of SPTL's capital and surplus in excess of $80.5 million is available for the payment of dividends.

  Additionally, SPTL generally may not make any loan to, or hold an obligation of, any of its directors or officers or any director or officer of its holding company or affiliates, except in specified cases and subject to regulation by the California Commissioner of Corporations. In addition, SPTL may not make any loan to, or hold an obligation of, any of its shareholders or any shareholder of its holding company or affiliates, except that this prohibition does not apply to persons who own less than 10% of the stock of a holding company or an affiliate that is listed on a national securities exchange.

 Recent Development

  The California Department of Corporations and the Federal Deposit Insurance Commission ("FDIC") recently completed a joint examination of SPTL. As a result of such examination, SPTL entered into a joint memorandum of understanding with the FDIC and the California Department of Corporations. The memorandum of understanding requires certain measures to be taken in the areas of: (i) hiring and retention of management, (ii) adoption of systems to monitor and control risk, (iii) correction of certain violations of law, (iv) credit review and (v) enhancement of other operational policies. SPTL does not believe that the memorandum of understanding will have a material adverse effect on the Company.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  In the event that SPTL fails to comply with the memorandum of understanding, SPTL and its affiliates, officers and directors could be subject to various enforcement actions, including cease and desist orders, criminal and civil penalties, removal from office, termination of deposit insurance or the revocation of SPTL's charter. Any such enforcement action could have a material adverse effect on the Company. Management believes SPTL has complied fully with the terms of the memorandum of understanding at December 31, 1996.

  SPTL is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary-- actions by regulators that, if undertaken, could have a direct material effect on SPTL's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, SPTL must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. SPTL's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require SPTL to maintain minimum amounts and ratios, set forth in the table below, of total and Tier I capital to risk-weighted assets and Tier I capital to average assets. Management believes, as of December 31, 1996, that SPTL meets all capital adequacy requirements to which it is subject.

  As of December 31, 1996, the most recent notification from the FDIC categorized SPTL as well capitalized under the regulatory framework for prompt and corrective action. To be categorized as well capitalized SPTL must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

  The following table presents SPTL's actual capital ratios and the corresponding minimum and well capitalized capital ratio requirements under the (i) California Leverage limitation, (ii) FDIC Risk-based Capital and Tier 1 Capital regulations, and (iii) the FDIC Leverage ratio regulation as of December 31, 1996.

                                                                       WELL
                                                     MINIMUM       CAPITALIZED
                                      ACTUAL       REQUIREMENT     REQUIREMENT
                                  --------------  --------------  --------------
                                   AMOUNT  RATIO   AMOUNT  RATIO   AMOUNT  RATIO
                                  -------- -----  -------- -----  -------- -----
California Leverage Limitation... $144,798 13.50% $ 53,613 5.00%  $    --    --
Risk-based Capital...............  145,018 10.87%  106,715 8.00%   133,393 10.00%
Risk-based Tier 1 Capital........  129,497  9.71%   53,357 4.00%    80,036  6.00%
FDIC Leverage Ratio..............  129,497  9.35%   55,397 4.00%    69,247  5.00%

                        IMPERIAL CREDIT INDUSTRIES, INC.

32. IMPERIAL CREDIT INDUSTRIES, INC. (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS

                                                                DECEMBER 31,
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
                                                               (IN THOUSANDS)
                           ASSETS
                           ------
Cash......................................................... $  5,213 $  8,593
Securities available for sale................................    8,802    5,963
Loans held for sale..........................................    4,839  180,232
Loans held for investment, net...............................   34,505   29,195
Premises and equipment, net..................................    4,922    8,574
Other real estate owned, net.................................    3,508    2,419
Capitalized excess servicing fees receivable.................      --     7,259
Retained interest in loan and lease securitizations..........      --     1,420
Investment in subsidiaries...................................  269,651  135,316
Purchased and originated servicing rights....................      --    13,718
Accrued interest on loans....................................    1,425      449
Other assets.................................................   96,746   19,991
                                                              -------- --------
    Total assets............................................. $429,611 $413,129
                                                              ======== ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------
Borrowings from Imperial Bank................................ $    --  $  5,000
Other borrowings.............................................   15,363  206,726
Senior Notes.................................................   88,209   80,472
Minority interest in consolidated subsidiaries...............   45,149    1,452
Accrued interest payable.....................................    4,022    3,642
Income taxes payable.........................................   28,301    7,755
Other liabilities............................................    9,059   13,980
                                                              -------- --------
Total liabilities............................................  190,103  319,027
                                                              -------- --------
Shareholders' equity:
  Preferred stock, 8,000,000 shares authorized; none issued
   or outstanding............................................      --       --
  Common stock, no par value, authorized 40,000,000 shares;
   38,291,112 and 14,578,481 shares issued and outstanding at
   December 31, 1996 and 1995, respectively..................  145,521   51,981
  Retained earnings..........................................   88,977   38,910
  Unrealized gain on securities available for sale, net......    5,010    3,211
                                                              -------- --------
    Total shareholders' equity...............................  239,508   94,102
                                                              -------- --------
    Total liabilities and shareholders' equity............... $429,611 $413,129
                                                              ======== ========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                         CONDENSED STATEMENTS OF INCOME

                                                          DECEMBER 31,
                                                     -------------------------
                                                      1996     1995     1994
                                                     -------  -------  -------
                                                         (IN THOUSANDS)
Revenues:
  (Loss) gain on sale of loans...................... $  (937) $12,999  $  (397)
                                                     -------  -------  -------
  Interest income...................................  14,877   15,677    1,626
  Interest expense..................................  16,696   20,900    9,319
                                                     -------  -------  -------
    Net interest expense............................  (1,819)  (5,223)  (7,693)
                                                     -------  -------  -------
  Loan servicing (expense) income...................  (3,706)  14,007   13,155
  Gain on sale of servicing rights..................   6,249    4,889   30,028
  Gains on sale of SPFC stock.......................  82,690      --       --
  Dividends received from subsidiaries..............   6,200      --       --
  Other income (loss)...............................     741     (885)     708
                                                     -------  -------  -------
    Total other income..............................  92,174   18,011   43,891
                                                     -------  -------  -------
  Total revenue.....................................  89,418   25,787   35,801
                                                     -------  -------  -------
Expenses:
  Personnel expense.................................   8,757   20,281   26,519
  Occupancy expense.................................   1,994    2,874    2,884
  Other expense.....................................  20,117   15,306   13,367
                                                     -------  -------  -------
    Total expenses..................................  30,868   38,461   42,770
                                                     -------  -------  -------
  Income (loss) before income taxes, minority
   interest, deferred inter-company gains and
   extraordinary item...............................  58,550  (12,674)  (6,969)
  Income taxes......................................  28,830   (5,443)  (3,039)
                                                     -------  -------  -------
  Income (loss) before minority interest, deferred
   inter-company gains and extraordinary item.......  29,720   (7,231)  (3,930)
  Minority interest in income (loss) of consolidated
   subsidiaries.....................................  12,026     (208)     --
  Deferred inter-company (expense) income, net of
   income taxes.....................................  (1,383)   1,710      --
                                                     -------  -------  -------
  Income (loss) before extraordinary item...........  19,077   (8,733)  (3,930)
  Extraordinary item--repurchase of Senior Notes....     --       --       919
                                                     -------  -------  -------
  Income (loss) before equity in undistributed
   income of subsidiaries...........................  19,077   (8,733)  (3,011)
  Equity in undistributed income of subsidiaries....  56,907   22,926   10,535
                                                     -------  -------  -------
    Net income...................................... $75,984  $14,193  $ 7,524
                                                     =======  =======  =======

                        IMPERIAL CREDIT INDUSTRIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                      DECEMBER 31,
                                              -------------------------------
                                                1996       1995       1994
                                              ---------  ---------  ---------
                                                     (IN THOUSANDS)
Net cash provided by (used in) operating
 activities                                   $  50,521  $(273,961) $ 114,537
                                              ---------  ---------  ---------
Cash flows from investing activities:
  Proceeds from bulk sale of servicing
   rights....................................    31,799     12,815     26,899
  Purchase of servicing rights...............       --      (8,128)   (14,478)
  Proceeds from sale of other real estate
   owned.....................................     2,953        --         --
  Net change in loans held for investment....    (5,310)    51,784       (131)
  Investment in subsidiaries.................       --         --     (25,000)
  Purchase of premises and equipment.........       809       (182)    (4,949)
                                              ---------  ---------  ---------
Net cash provided by (used in) investing
 activities                                      30,251     56,289    (17,659)
                                              ---------  ---------  ---------
Cash flows from financing activities:
  Net change in borrowings from Imperial
   Bank......................................    (5,000)     5,000    (20,000)
  Proceeds from issuance of Senior Notes.....       --         --      88,593
  Cash used to repurchase Senior Notes.......       --         --      (6,545)
  Proceeds from resale of Senior Notes.......     7,615        --         --
  Proceeds from issuance of common stock.....    59,228        --         --
  Proceeds from exercise of stock options....     1,671        826         96
  Net change in other borrowings.............  (191,363)   206,725   (147,611)
  Net change in minority interest............    43,697      1,452        --
                                              ---------  ---------  ---------
Net cash (used in) provided by financing
 activities                                     (84,152)   214,003    (85,467)
                                              ---------  ---------  ---------
Net change in cash...........................    (3,380)    (3,669)    11,410
Cash at beginning of year....................     8,593     12,262        852
                                              ---------  ---------  ---------
Cash at end of year.......................... $   5,213  $   8,593  $  12,262
                                              =========  =========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  The following information supplements the condensed statements of cash flows:

                                                             DECEMBER 31,
                                                        -----------------------
                                                          1996    1995    1994
                                                        -------- ------- ------
                                                             (IN THOUSANDS)
Cash paid during the period for:
  Interest............................................. $ 16,315 $20,898 $5,679
Significant non-cash activities:
  Loans transferred to OREO............................ $  8,479 $ 2,419    --
  Loans transferred from held for sale to held for
   investment..........................................  197,141  83,398    --
  Servicing rights transferred from subsidiary.........      --    3,774    --
  Unrealized gain on securities available for sale,
   net.................................................    3,112   5,443    --
  Contribution of fixed assets to ICIFC................      --      525    --

 Sale of Residual Interests

  Effective December 31, 1996, ICII sold $46.9 million of residual interests to ICIFC. In connection therewith, ICII lent ICIFC 100% of the purchase price. This loan bears interest at a rate of 12% per annum, and is secured by the residual interests.

                       IMPERIAL CREDIT INDUSTRIES, INC.

33. SUBSEQUENT EVENTS

  In the first quarter of 1997, the Company sold 370,000 shares of its common stock investment in SPFC. This sale resulted in a reduction of the company's ownership in SPFC to 49.4%. As such, beginning with the first quarter of 1997, the Company will no longer consolidate SPFC in its consolidated financial statements. The Company will report its investment in SPFC under the equity method.

  In the first quarter of 1997, the Company disposed of its investment in the common stock of ICIFC. As a result of the disposition, beginning with the first quarter of 1997, the Company will no longer consolidate ICIFC in its consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information with respect to the directors and executive officers of the Company.

NAME                      AGE                    POSITION WITH COMPANY
----                      ---                    ---------------------
H. Wayne Snavely(1)(2)..   55 Chairman of the Board, President and Chief Executive Officer
Kevin E. Villani........   48 Executive Vice President and Chief Financial Officer
Irwin L. Gubman.........   54 General Counsel and Secretary
Paul B. Lasiter.........   30 Senior Vice President and Controller
Stephen J. Shugerman(1).   49 President of SPTL and a Director
Joseph R. Tomkinson(1)..   49 Director
Robert S. Muehlenbeck...   48 Director
G. Louis Graziadio,        46 Director
 III(2).................
Perry A. Lerner(2)(3)...   52 Director
James Clayburn LaForce,    67 Director
 Jr.(2)(3)..............

--------
(1) Member of Executive Committee.

(2) Member of Compensation Committee.

(3) Member of Audit Committee.

  H. WAYNE SNAVELY has been Chairman of the Board, President and Chief Executive Officer of the Company since December 1991 and President since February 1996. From 1986 to February 1992, Mr. Snavely served as Executive Vice President of Imperial Bancorp and Imperial Bank with direct management responsibility for the following bank subsidiaries and divisions: Imperial Bank Mortgage, SPTL, Imperial Trust Company, Wm. Mason & Company, Imperial Ventures, Inc. and The Lewis Horwitz Organization. From 1983 through 1986, Mr. Snavely was employed as Chief Financial Officer of Imperial Bancorp and Imperial Bank. Mr. Snavely served as a director of Imperial Bank from 1975 to 1983 and currently serves as a director. Mr. Snavely is Chairman of the Board of SPFC and ICMH.

  KEVIN E. VILLANI has been the Executive Vice President and Chief Financial Officer of the Company since September 1995. From 1993 to 1996, Mr. Villani was Associate Professor of Clinical Finance and Real Estate for the University of Southern California. From 1985 to 1990, he was the Executive Vice President and Chief Financial Officer for Imperial Corporation of America. From 1982 to 1985, he served in various senior executive capacities at the Federal Home Loan Mortgage Corporation. From 1975 to 1982, he served as the Financial Economist, The Director for the Division of Housing Finance Analysis and The Deputy Assistant Secretary for the Office of Economic Affairs and Chief Economist for the Department of Housing and Urban Development. From 1974 to 1975, he was an economist for the Federal Reserve Bank of Cleveland. Mr. Villani has also served as a consultant to the World Bank and USAID on banking, housing, finance, and privatization.

  IRWIN L. GUBMAN HAS been the General Counsel and Secretary of ICII since October 1996. From February 1992 to September 1996, Mr. Gubman was a Partner at Coudert Brothers serving in various capacities including syndicated lending, structured finance, and regulatory matters. From December 1970 to September 1991, Mr. Gubman served in various capacities at Bank of America, most recently as Senior Vice President and Associate General Counsel. From March 1968 to October 1970, Mr. Gubman was an Attorney Advisor for the U.S. Arms Control and Disarmament Agency. From September 1967 to March 1968, Mr. Gubman was a Legal Advisor to the Government of Liberia.

  PAUL B. LASITER has been Senior Vice President and Controller of the Company since November 1992. From June 1988 to November 1992, Mr. Lasiter was a Supervising Senior Accountant for KPMG Peat Marwick, specializing in the financial institutions industry. Mr. Lasiter is a Certified Public Accountant.

  STEPHEN J. SHUGERMAN has been President of SPTL since June 1987 and has been a Director of the Company since December 1991. From June 1985 to May 1987, Mr. Shugerman was President of ATI Thrift & Loan Association, a privately owned thrift and loan association, and, from 1979 to 1985, he was Senior Vice President of Imperial Thrift and Loan Association, a former subsidiary of Imperial Bank. Mr. Shugerman has recently served as President of the California Association of Thrift & Loan Companies. Mr. Shugerman is a director of SPFC.

  JOSEPH R. TOMKINSON has been a Director of the Company since December 1991. Mr. Tomkinson has been the Vice Chairman of the Board and Chief Executive Officer of ICMH since August 1995. Mr. Tomkinson served as President of the Company from January 1992 to February 1996 and from 1986 to January 1992, he was President of Imperial Bank Mortgage, a subsidiary of Imperial Bank, one of the companies combined to become ICII in 1992. From 1984 to 1986, he was employed as Executive Vice President of Loan Production for American Mortgage Network, a privately owned mortgage bank.

  ROBERT S. MUEHLENBECK has been a Director of the Company since December 1991. Mr. Muehlenbeck is also an Executive Vice President of Imperial Bank. Mr. Muehlenbeck was formerly the President of Seaborg, Incorporated and has been involved in commercial and residential real estate development and finance activities.

  G. LOUIS GRAZIADIO, III has been a Director of the Company since February 1992. Mr. Graziadio has been Chairman of the Board and Chief Executive Officer of Ginarra Holdings, Inc. (as well as predecessor and affiliated companies) since 1979. Ginarra Holdings, Inc. is a privately held California corporation engaged in a wide range of investment activities. Mr. Graziadio has been actively involved, since 1972, in real estate development, construction and home building. Mr. Graziadio is a Director of Imperial Bancorp and Imperial Trust Company, an indirect subsidiary of Imperial Bancorp.

  PERRY A. LERNER has been a Director of the Company since May 1992. Mr. Lerner has been with the law firm of O'Melveny & Myers since 1982, having been a partner with the firm since 1984. Mr. Lerner was an Attorney-Advisor of the International Tax Counsel of the United States Treasury Department from 1973 to 1976.

  JAMES CLAYBURN LAFORCE, JR. has been a Director of the Company since May 1992. From July 1978 to July 1993, Mr. LaForce was the Dean of The Anderson School, University of California at Los Angeles. In addition, Mr. LaForce was appointed in January 1991 to the position of Acting Dean of the Hong Kong University of Science and Technology, Hong Kong.

  Directors of the Company hold office until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier resignation or removal. All officers are appointed by and serve at the discretion of the Board of Directors, subject to employment agreements, where applicable. There are no family relationships between any directors or officers of the Company. George L. Graziadio, Jr., the President, Chief Executive Officer and the Chairman of the Board of Directors of Imperial Bancorp ("Bancorp"), is the father of G. Louis Graziadio, III. The Graziadio family and related entities are significant shareholders of Bancorp.

ITEM 11. EXECUTIVE COMPENSATION

  The following table provides information concerning the cash and non-cash compensation earned and received by the Company's Chief Executive Officer and its most highly compensated executive officers (the "Named Executive Officers") whose salary and bonus during the fiscal year ended December 31, 1996 exceeded $100,000:

                          SUMMARY COMPENSATION TABLE

                                                                   LONG TERM
                                                                  COMPENSATION
                             ANNUAL COMPENSATION                     AWARDS
                           ------------------------               ------------
NAME AND PRINCIPAL         FISCAL                   OTHER ANNUAL    OPTIONS
POSITION                    YEAR   SALARY   BONUS   COMPENSATION    GRANTED
------------------         ------ -------- -------- ------------  ------------
H. Wayne Snavely..........  1996  $300,000 $700,000   $ 28,564(1)   400,000(2)
 President and              1995   300,000  252,603     32,960(1)       --
 Chief Executive Officer    1994   256,398  125,621     23,782(1)       --
Kevin E. Villani..........  1996   200,000  200,000     12,986(3)    84,000(2)
 Executive Vice President   1995    59,103   25,000      2,295(3)    66,000(2)
  and
 Chief Financial Officer    1994       --       --         --           --
Paul B. Lasiter...........  1996    87,500   50,000      6,886(4)    20,000(2)
 Senior Vice President and  1995    67,500   30,000      5,459(4)       --
 Controller                 1994    60,000    5,000      4,998(4)    16,500(2)
Stephen J. Shugerman......  1996   200,000  400,000     20,963(5)   100,000(2)
 President of SPTL          1995   200,000  166,027     16,372(5)       --
                            1994   166,500   81,531     16,702(5)       --
Joseph R. Tomkinson(6)....  1996       --    28,650        --        50,000(2)
 Former President(7)        1995   300,000  166,027     16,644(8)       --
                            1994   256,398  101,480     20,182(8)       --
William S. Ashmore(6).....  1996       --       --         --           --
 Former Executive Vice      1995   328,640      --     122,033(9)       --
  President,
 Secondary Marketing(10)    1994   328,640      --      79,466(9)       --

--------
 (1) In 1996, 1995 and 1994, consists of (i) a car allowance paid by the Company of $18,000, 18,000 and $18,000, respectively, and (ii) aggregate contributions paid by the Company of $10,564, $14,960 and $5,782 respectively, under employee benefit plans.
 (2) See "--Stock Option Plans" for details regarding the terms of such options.
 (3) In 1996 and 1995, consists of (i) a car allowance paid by the Company of $6,000 and $1,773, respectively, and (ii) aggregate contributions paid by the Company of $6,986 and $522, respectively, under employee benefit plans.
 (4) In 1996, 1995 and 1994, consists of $6,886, $5,459 and $4,998, respectively, under employee benefit plans.
 (5) In 1996, 1995 and 1994, consists of (i) a car allowance paid by the Company of $10,800, $10,800, and $10,800, respectively, and (ii) aggregate contributions paid by the Company of $10,163, $5,572, $5,902, respectively.
 (6) All salaries and bonus paid were incurred by ICMH or its affiliates in 1996 other than amounts presented above.
 (7) Mr. Tomkinson resigned as President of the Company in February 1996, but remains a director.
 (8) In 1995 and 1994, consists of (i) a car allowance paid by the Company of $14,400 and $14,400, respectively, and (ii) aggregate contributions paid by the Company of $2,244 and $5,782, respectively, under employee benefit plan.
 (9) In 1995 and 1994, consists of (i) commissions of $101,790 and $70,255, respectively, based upon mortgage loan originations and sales, (ii) a car allowance paid by the Company of $6,000 and $6,000, respectively, and
     (iii) aggregate contributions paid by the Company of $14,243 and $3,211, respectively under employee benefit plans.
(10) Mr. Ashmore resigned as Executive Vice President of Secondary Marketing in February 1996.

OPTION GRANTS

                                                                 POTENTIAL REALIZED
                                                                  VALUE AT ASSUMED
                                                                ANNUAL RATES OF STOCK
                                            EXERCISE             PRICE APPRECIATION
                          1996   PERCENTAGE  PRICE                 FOR OPTION TERM
                         OPTIONS  OF TOTAL    PER    EXPIRATION ---------------------
NAME                     GRANTED   GRANTS    OPTION     DATE        5%        10%
----                     ------- ---------- -------- ---------- ---------- ----------
H. Wayne Snavely........ 400,000   24.86%   $13.6875  7/24/01   $1,512,642 $3,342,542
Kevin E. Villani........  84,000    5.22%    10.5625   4/1/01      245,131    541,675
Paul B. Lasiter.........  20,000    1.24%    10.5625   4/1/01       58,364    128,970
Stephen J. Shugerman.... 100,000    6.21%    13.6875  7/24/01      378,160    835,636
Joseph R. Tomkinson.....  50,000    3.11%    13.6875  7/24/01      189,080    417,818

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                 NUMBER OF
                                                NUMBER OF       UNEXERCISED
                                               UNEXERCISED         SENIOR
                                              OPTIONS AT FY-     MANAGEMENT         VALUE OF ALL
                          SHARES              END UNDER THE      OPTIONS AT     UNEXERCISED IN-THE-
                         ACQUIRED              OPTION PLAN         FY-END       MONEY OPTIONS AT FY-
                            ON      VALUE      EXERCISABLE/     EXERCISABLE/      END EXERCISABLE/
NAME                     EXERCISE  REALIZED  UNEXERCISABLE(1) UNEXERCISABLE(2)    UNEXERCISABLE(3)
----                     -------- ---------- ---------------- ---------------- ----------------------
H. Wayne Snavely........  61,137  $1,408,885         415,285        917,052    $18,210,475/$3,838,983
Kevin E. Villani........  13,200     183,500      --/136,800          --/--             --/ 1,557,299
Stephen J. Shugerman.... 300,000   4,305,651  61,137/115,285     158,524/--      4,262,921/ 1,020,233
Paul B. Lasiter.........  14,190     170,463   3,300/ 37,160          --/--         60,800/   521,610
Joseph R. Tomkinson..... 750,000   8,850,157  76,422/ 50,000     167,052/--      4,805,175/   365,625
William S. Ashmore......   7,640     101,469      --/  7,640          --/--             --/   144,444

--------
(1) For a description of the terms of such options, see "--Stock Option Plans--1992 Stock Option Plan."
(2) For a description of the terms of such options, see "--Senior Management Stock Options."
(3) Based on a price per share of $21.00, which was the price of a share of Common Stock as quoted on the Nasdaq National Market at the close of business on December 31, 1996

EMPLOYMENT AGREEMENTS

  On January 1, 1992, Mr. Snavely entered into a five-year employment agreement at an annual salary of $200,000, subject to adjustment for inflation, plus an annual bonus to be paid out of a "bonus pool" in an amount to be determined by the Board of Directors, but in no event to exceed his base salary. Effective July 1, 1994, Mr. Snavely's employment agreement was amended to reflect an annual salary of $300,000, plus a bonus based on 1.5% of the Company's pre-tax profits in excess of $10.0 million. Mr. Snavely's total compensation may not exceed $1.0 million annually.

  On January 1, 1992, Mr. Shugerman entered into a five-year employment agreement with an annual salary of $125,000, subject to adjustment for inflation, plus an annual bonus to be paid out of a "bonus pool" in an amount to be determined by the Board of Directors, but in no event to exceed his base salary. Effective July 1, 1994, Mr. Shugerman's employment agreement was amended to reflect an annual salary of $200,000, plus a bonus based on 1.0% of the Company's pre-tax profits in excess of $10.0 million and the attainment of defined Company goals. Mr. Shugerman's total compensation may not exceed $600,000 annually.

  Pursuant to the aforementioned employment agreements with Messrs. Snavely and Shugerman, the Company is required to pay compensation to each, following termination, as follows: (i) with cause: the Company shall only be obligated to pay salary through the date on which termination occurs or (ii) without cause: the Company is required to pay the base salary owed through the term of the agreement plus a bonus equal to at least what was paid in the previous period not to exceed 100% of current salary. The Company is negotiating new employment arrangements with Messrs. Snavely and Shugerman.

SENIOR MANAGEMENT STOCK OPTIONS

  Effective January 1992, members of senior management of the Company received ten year options to purchase shares of the Company's common stock (the "Common Stock"). Such options are not covered by the Company's option plans described below. The exercise price of these options is $0.88 per share for one-half of the options, with the other half exercisable at $1.40 per share. These options are currently exercisable. H. Wayne Snavely, Joseph R. Tomkinson, and Stephen
J. Shugerman were granted 917,053, 917,053 and 458,526 of such options, respectively.

  In April 1996, Mr. Tomkinson sold 750,000 shares of Common Stock he acquired under the option agreement described above. In November 1996, Mr. Shugerman sold 300,000 shares of Common Stock he acquired under the option agreement described above.

  The Company recognizes compensation expense with respect to the senior management stock options because they were granted at less than the estimated market value of the Company's Common Stock. The total compensation expense was $2.2 million, all of which was recognized as of December 31, 1996. See Note 22 of Notes to Consolidated Financial Statements.

STOCK OPTION PLANS

 1992 STOCK OPTION PLAN

  A total of 2,292,632 shares of the Company's Common Stock has been reserved for issuance under the Company's 1992 Incentive Stock Option and Nonstatutory Stock Option Plan (the "1992 Stock Option Plan"), which expires by its own terms in 2002. A total of 1,550,673 options were outstanding at December 31, 1996.

  The 1992 Stock Option Plan provides for the grant of "incentive stock options" ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified stock options ("NQSOs") to employees, officers, directors and consultants of the Company. Incentive stock options may be granted only to employees. The 1992 Stock Option Plan is administered by the Board of Directors or a committee appointed by the Board, which determines the terms of options granted, including the exercise price, the number of shares subject to the option, and the option's exercisability.

  The exercise price of all options granted under the 1992 Stock Option Plan must be at least equal to the fair market value of such shares on the date of grant. The maximum term of options granted under the 1992 Stock Option Plan is 10 years. With respect to any participant who owns stock representing more than 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any option must be at least equal to 110% of the fair market value on the date of grant.

 1996 STOCK OPTION PLAN

  The Company has adopted the 1996 Stock Option, Deferred Stock and Restricted Stock Plan (the "1996 Stock Option Plan"), which provides for the grant of ISOs that meet the requirements of Section 422 of the Code, NQSOs and awards consisting of deferred stock, restricted stock, stock appreciation rights and limited stock appreciation rights ("Awards").

  The 1996 Stock Option Plan is administered by a committee of directors appointed by the Board of Directors (the "Committee"). ISOs may be granted to the officers and key employees of the Company or any of its subsidiaries. The exercise price for any option granted under the 1996 Stock Option Plan may not be less than 100% (110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the outstanding Common Stock) of the fair market value of the shares of Common Stock at the time the option is granted. The purpose of the 1996 Stock Option Plan is to provide a means of performance-based compensation in order to attract and retain qualified personnel and to provide an incentive to those whose job performance affects the Company. The effective date of the 1996 Stock Option Plan was June 21, 1996.

  A total of 3,000,000 shares of the Company's Common Stock has been reserved for issuance under the 1996 Stock Option Plan and a total of 1,038,200 options were outstanding at December 31, 1996.

  If an option granted under the 1996 Stock Option Plan expires or terminates, or an Award is forfeited, the shares subject to any unexercised portion of such option or Award will again become available for the issuance of further options or Awards under the 1996 Stock Option Plan.

  Unless previously terminated by the Board of Directors, no options or Awards may be granted under the 1996 Stock Option Plan after June 21, 2006.

  Options granted under the 1996 Stock Option Plan will become exercisable upon the terms of the grant made by the Committee. Awards will be subject to the terms and restrictions of the Award made by the Committee. The Committee has discretionary authority to select participants from among eligible persons and to determine at the time an option or Award is granted and in the case of options, whether it is intended to be an ISO or a NQSO.

  Under current law, ISOs may not be granted to any individual who is not also an officer or employee of the Company or any subsidiary.

  Each option must terminate no more than 10 years from the date it is granted (or five years in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the combined voting power of the Company's outstanding Common Stock). Options may be granted on terms providing for exercise in whole or in part at any time or times during their respective terms, or only in specified percentages at stated time periods or intervals during the term of the option, as determined by the Committee.

  The exercise price of any option granted under the 1996 Stock Option Plan is payable in full (i) in cash, (ii) by surrender of shares of the Company's Common Stock already owned by the option holder having a market value equal to the aggregate exercise price of all shares to be purchased including, in the case of the exercise of NQSOs, restricted stock subject to an Award under the 1996 Stock Option Plan, (iii) by cancellation of indebtedness owed by the Company to the optionholder, or (iv) by any combination of the foregoing.

  The Board of Directors may from time to time revise or amend the 1996 Stock Option Plan, and may suspend or discontinue it at any time. However, no such revision or amendment may impair the rights of any participant under any outstanding options or Award without such participant's consent or may, without shareholder approval, increase the number of shares subject to the 1996 Stock Option Plan or decrease the exercise price of a stock option to less than 100% of fair market value on the date of grant (with the exception of adjustments resulting from changes in capitalization), materially modify the class of participants eligible to receive options or Awards under the 1996 Stock Option Plan, materially increase the benefits accruing to participants under the 1996 Stock Option Plan or extend the maximum option term under the 1996 Stock Option Plan.

PROFIT SHARING AND 401(k) PLAN

  Under the Company's 401(k) plan, employees may elect to enroll on the first of any month, provided that they have been employed for at least six months. Employees may contribute up to 14% of their salaries. The Company will match 50% of the first 4% of employee contributions. The Company recorded 401(k) matching expense of $0.3 million, $0.2 million, and $0.2 million for the years ended December 31, 1996, 1995, and 1994, respectively.

  An additional Company contribution may be made, at the discretion of the Company. Should a discretionary contribution be made, the contribution would first be allocated to those employees deferring salaries in excess of 4%. The matching contribution would be 50% of any deferral in excess of 4% up to a maximum deferral of 8%.

  Should discretionary contribution funds remain following the allocation outlined above, any remaining Company discretionary contributions would be allocated as a 50% match of employee contributions, on the first 4% of the employee's deferrals. Discretionary contributions of $350,000, $200,000, and $200,000 were charged to operations in 1996, 1995 and 1994, respectively.

  Company matching contributions are made as of December 31st each year.

LIMITATIONS ON DIRECTORS' LIABILITIES AND INDEMNIFICATION

  The Company's Articles of Incorporation and Bylaws provide for indemnification of the officers and directors of the Company to the full extent permitted by law. The General Corporation Law of the State of California permits a corporation to limit, under certain circumstances, a director's liability for monetary damages in actions brought by or in the right of the corporation. The Company's Articles of Incorporation also provide for the elimination of the liability of directors for monetary damages to the full extent permitted by law.

  The Company has entered into agreements to indemnify its directors and officers in addition to the indemnification provided for in the Articles of Incorporation and Bylaws. These agreements, among other things, indemnify the Company's directors and officers for certain expenses (including attorneys' fees), judgments, fines, and settlement amounts incurred in any action or proceeding, including any action by or in the right of the Company, on account of services as a director or officer of the Company, as a director or officer of any subsidiary of the Company, or as a director or officer of any other enterprise to which the person provides services at the request of the Company. The Company believes that these provisions and agreements are necessary to attract and retain qualified persons as directors and officers. The Company has $10.0 million of directors' and officers' liability insurance. At present, there is no pending litigation or proceeding involving a director, officer or employee of the Company as to which indemnification is sought, nor is the Company aware of any threatened litigation or proceeding that may result in claims for indemnification, except as set forth in Item 2. "Business--Legal Proceedings."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of January 31, 1997, by (i) each director of the Company, (ii) each executive officer whose salary exceeded $100,000 for the year ended December 31, 1996,
(iii) each person who is known to the Company to own beneficially more than 5% of the Common Stock, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                               NUMBER OF SHARES    % OF TOTAL
BENEFICIAL OWNER(1)                           BENEFICIALLY OWNED OUTSTANDING(2)
-------------------                           ------------------ --------------
Imperial Bank(3).............................     9,396,106           23.5%
Wellington Management Co.(4).................     3,151,072            7.9
H. Wayne Snavely(5)..........................     1,262,616            3.2
Joseph R. Tomkinson(6).......................       144,422            0.4
Stephen J. Shugerman(7)......................       223,483            0.6
G. Louis Graziadio, III(8)...................        91,733            0.2
Robert S. Muehlenbeck(9).....................        67,507            0.2
Perry A. Lerner(9)...........................        64,437            0.2
J. Clayburn LaForce(9).......................        61,137            0.2
Paul Lasiter(10).............................        22,176            0.1
All Directors and Officers as a Group (11
 persons)(11)................................     1,937,511            4.8

--------
 (1) Each of such persons may be reached through the Company at 23550 Hawthorne Boulevard, Building One, Suite 110, Torrance, California 90505, telephone (310) 791-8020.
 (2) Percentage ownership is based on 39,991,751 shares of Common Stock outstanding as of January 31, 1997.
 (3) Imperial Bank, headquartered in Los Angeles, California, is a California chartered bank whose deposits are insured by the FDIC. The address of Imperial Bank is 9920 La Cienega Boulevard, Inglewood, California 90301.
 (4) Based upon a Schedule 13G filed with the Company reflecting beneficial ownership as of January 31, 1997. The shares are owned by various investment advisory clients of Wellington Management Company (or of Wellington Trust Company, National Association, WMC's wholly-owned subsidiary), which is deemed a beneficial owner of the shares only by virtue of the direct or indirect investment and/or voting discretion they possess pursuant to the provisions of investment advisory agreements with such clients.
 (5) Includes 917,052 shares subject to stock options exercisable within 60 days of January 31, 1997.
 (6) Includes 143,474 shares subject to stock options exercisable within 60 days of January 31, 1997. Mr. Tomkinson resigned as an officer of the Company in February 1996 but remains a director.
 (7) Includes 219,661 shares subject to stock options exercisable within 60 days of January 31, 1997.
 (8) Includes 77,637 shares subject to stock options exercisable within 60 days of January 31, 1997.
 (9) Includes 61,137 shares subject to stock options exercisable within 60 days of January 31, 1997.
(10) Includes 6,930 shares subject to stock options exercisable within 60 days of January 31, 1997
(11) Includes 1,548,165 shares subject to stock options exercisable within 60 days of January 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS

PRINCIPAL SHAREHOLDER; LIMITATIONS ON INVESTMENT; CONFLICTS OF INTEREST

  At December 31, 1996, Imperial Bank owned 9,396,106 shares of Common Stock, or 24.5% of the Company. Imperial Bancorp ("Bancorp") is the owner of all of the outstanding capital stock of Imperial Bank.

  FDICIA restricts the ability of state chartered banks, such as Imperial Bank, to hold equity securities and requires impermissible investments to be disposed of before December 19, 1996. Imperial Bank acquired its interest in the Company at its formation, which interest has been reduced by the Company's sale of Common Stock to third parties, as well as through sales of stock by Imperial Bank subsequent to the initial public offering of the Company. The
9.4 million shares of the Company's Common Stock held by Imperial Bank may be subject to divestiture under FDICIA. Imperial Bank has requested approval from the FDIC to retain its investment in the Company and the FDIC has extended the FDICIA-imposed deadline pending a decision on Imperial Bank's application.

  The regional office of the FDIC has acknowledged the request and requested and received additional information on the Company, and has recommended to its Washington, D.C. headquarters that Imperial Bank be allowed to retain its stock ownership in the Company subject to certain conditions. The Federal Reserve Bank of San Francisco has requested that Bancorp make an application under Section 4 of the Bank Holding Company Act for approval for Imperial Bank to retain the Company's stock. Bancorp has deferred any application pending the results of the FDIC application.

  Because Imperial Bank owns less than 50% of the outstanding shares of the Company and the Company is operated as a company independent of Imperial Bank and Bancorp, the Company believes that, in the event of an insolvency, bankruptcy or receivership proceeding involving Imperial Bank or Bancorp, a court, exercising reasonable judgment after full consideration of all relevant factors, would not order the substantive consolidation of the assets and liabilities of the Company with either Imperial Bank or Bancorp.

  Two directors of the Company also serve on the Board of Directors of Imperial Bank or its parent, Imperial Bancorp. See Item 10. "Directors and Executive Officers of the Registrant."

PAYMENT AND TERMINATION AGREEMENT

  On January 1, 1992, Mr. Tomkinson entered into a five-year employment agreement at an annual salary of $200,000, subject to adjustment for inflation, plus an annual bonus to be paid out of a "bonus pool" in an amount to be determined by the Board of Directors, but in no event to exceed his base salary.

  Effective July 1, 1994, Mr. Tomkinson's employment agreement was amended to reflect an annual salary of $300,000, plus a bonus based on 1.0% of the Company's pre-tax profits in excess of $10.0 million and the attainment of defined Company goals. Mr. Tomkinson's total compensation may not exceed $750,000 annually. Mr. Tomkinson resigned as an officer of the Company in February 1996.

  In February 1996, the Company entered into a Payment and Termination Agreement with Mr. Tomkinson. Under the terms of this agreement, Mr. Tomkinson was entitled to receive, as settlement for termination of Mr. Tomkinson's employment with the Company on November 20, 1995 (the "Termination Date"), the following: (i) the amount by which (A) the aggregate of all compensation Mr. Tomkinson would have been entitled to receive under his employment agreement with the Company from the Termination Date through the original termination date of the employment agreement on December 31, 1996, exceeds (B) the aggregate Mr. Tomkinson is entitled to receive from ICMH under his employment agreement with ICMH during such period, (ii) all accrued but unpaid compensation due Mr. Tomkinson under his employment agreement with the Company through the Termination Date and (iii) the full and immediate vesting of all stock options held by Mr. Tomkinson covering shares of the capital stock of the Company. Mr. Tomkinson received $28,650 under this agreement for the year ended December 31, 1996.

BANK DEPOSITS

  The Company had deposits (including escrow balances) with SPTL which were approximately $4.5 million and $36.0 million at December 31, 1996 and 1995, respectively.

BORROWING ARRANGEMENTS

  In October 1995, Imperial Bank extended ICII a $10.0 million revolving line of credit bearing interest at the prime rate (8.50% at December 31, 1995). All amounts outstanding under this line were repaid in May 1996, and the line was not renewed.

  In September 1993, the Company obtained a $20.0 million revolving line of credit from Imperial Bank, secured by all the assets of the Company. The line of credit had an expiration date of March 31, 1994 and carried a rate of prime plus 1% (prime was 6% at December 31, 1993).

  At December 31, 1993, the Company had $20.0 million outstanding on the line of credit. In January 1994, the Company repaid the Imperial Bank line of credit in full and the security interest was released.

  Additional or modified arrangements and transactions may be entered into by the Company, Imperial Bank, and their respective subsidiaries, after the date hereof. Any such future arrangements and transactions will be determined through negotiation between the Company and Imperial Bank, and it is possible that conflicts of interest will be involved. The Audit Committee of the Board of Directors of the Company, consisting of directors independent of both management and Imperial Bank, must independently approve all transactions by and between the Company and Imperial Bank.

RELATIONSHIPS WITH SPFC

 THE CONTRIBUTION TRANSACTION

  In October 1994, ICII incorporated SPFC as part of a strategic decision to form a separate subsidiary through which to operate SPTL's residential lending division. To further this strategy, in December 1994, ICII made a capital contribution of $250,000 to SPFC in exchange for 100% of its outstanding capital stock, and in April 1995, ICII caused SPTL to contribute to SPFC certain customer lists of SPTL's residential lending division relating to the ongoing operations of such division. In addition, in April 1996 all employees of SPTL's residential lending division became employees of SPFC. SPTL retained all other assets and all liabilities related to the contributed operations including all residual interests generated in connection with securitizations effected by SPTL's residential lending division.

 ARRANGEMENTS WITH ICII AND ITS AFFILIATES

  The Company and SPFC have entered into agreements for the purpose of defining their ongoing relationship. The agreements have been developed in the context of a parent/subsidiary relationship and therefore are not the result of arm's length negotiations between independent parties. It is the intention of the Company and SPFC that such agreements and the transactions provided for therein, taken as a whole, are fair to both parties, while continuing certain mutually beneficial arrangements. However, there can be no assurance that each of such agreements, or the transactions provided for therein, have been effected on terms at least as favorable to the Company or to SPFC as could have been obtained from unaffiliated parties.

  Additional or modified arrangements and transactions may be entered into by the Company, SPFC and their respective affiliates. Any such future arrangements and transactions will be determined through negotiations between the Company and SPFC, and it is possible that conflicts of interest will develop. The unaffiliated directors of SPFC, consisting of directors independent of the Company and SPFC, must independently approve all transactions between the Company and SPFC.

  The following is a summary of certain arrangements and transactions between the Company and SPFC.

 TAX AGREEMENT

  The Company entered into an agreement (the "SPFC Tax Agreement") with SPFC for the purposes of (i) providing for filing certain tax returns, (ii) allocating certain tax liability and (iii) establishing procedures for certain audits and contests of tax liabilities.

  Under the SPFC Tax Agreement, ICII agreed to indemnify and hold SPFC harmless from any tax liability attributable to periods ending on or before June 1996 in excess of such taxes as SPFC has already paid or provided for. For periods ending after June 1996, SPFC will pay its tax liability directly to the appropriate taxing authorities. To the extent that (i) there are audit adjustments that result in a tax detriment to SPFC or (ii) SPFC incurs losses that are carried back to an earlier period and such adjustment described in
(i) or loss described in (ii) results in a tax benefit to ICII or its affiliates, then ICII will pay to SPFC an amount equal to the tax benefit as that benefit is realized. ICII also agreed to indemnify SPFC for any liability arising out of the filing of federal consolidated returns by ICII or any return filed with any state or local taxing authority. To the extent there are audit adjustments that result in any tax detriment to ICII or any of its affiliates with respect to any period ending on or before June 1996 and, as a result thereof, SPFC for any taxable period after June 1996 realizes a tax benefit, then SPFC shall pay to ICII the amount of such benefit at such time or times as SPFC actually realizes such benefit.

  ICII generally will control audits and administrative and judicial proceedings with respect to periods ending on or before June 1996, although ICII cannot compromise or settle any issue that increases SPFC's liability without first obtaining the consent of SPFC. SPFC generally controls all other audits and administrative and judicial proceedings.

 SERVICES PROVIDED BY ICII

  SPFC has been historically allocated expenses of various administrative services provided to it by ICII. The costs of such services were not directly attributable to a specific division or subsidiary and primarily included general corporate overhead, such as accounting and cash management services, human resources and other administrative functions. These expenses were calculated as a pro rata share of certain administrative costs based on relative number of employees and assets and liabilities of the division or subsidiary, which management believed was a reasonable method of allocation. The allocation of expenses for the year ended December 31, 1996 and 1995 were approximately $713,000 and $256,000, respectively.

  SPFC intends to provide by itself many of the services previously provided by ICII. ICII currently provides to SPFC mortgage loan production software and hardware and data communications management, the managing of the 401(k) plan in which SPFC participates, and insurance coverage, including health insurance.

 OTHER ARRANGEMENTS

  From the point of commencement of operations until March 1994, SPTL served as the servicer of SPFC's loans. From March 1994 through September 1995, SPFC subcontracted all of its servicing obligations under mortgage loans originated or acquired on a servicing released basis to ICII pursuant to a servicing agreement containing fees and other terms that were comparable to industry standards.

  In addition, ICII was the servicer of loans securitized by SPFC in 1994 and 1995 under the respective pooling and servicing agreements. Effective May 1, 1996 ICII transferred the servicing for all of SPFC's loans it serviced to Advanta or subcontracted with Advanta to perform such servicing functions.

  In February and March 1996, certain of ICII's conforming residential mortgage origination offices were transferred to SPFC.

  In March 1996, SPFC entered into a $10.0 million revolving credit and term loan agreement with SPTL. Advances under this agreement were collateralized by the Company's interest-only and residual certificates (other than those retained by SPTL pursuant to the Contribution Transaction) at an interest rate of 2% above LIBOR. In April 1996, the loan was repaid and the agreement was canceled.

  During 1995, SPFC borrowed approximately $1.5 million from ICII, such sum bearing interest at approximately 10.3% per annum. At June 18, 1996 the amount owed to ICII was approximately $17.0 million. As of September 30, 1996, all amounts owed to ICII had been repaid.

  SPFC has entered into a registration rights agreement with ICII, pursuant to which SPFC has agreed to register for sale under the Securities Act in the future all of ICII's remaining shares of SPFC's common stock, subject to certain conditions.

  Lehman Commercial Paper, Inc. ("LCPI") CPI has agreed to make available repurchase lines to SPFC in an amount equal to $200.0 million. LCPI has provided SPFC with these funding capabilities for its mortgage banking operations, where SPFC can close loans in its name. The loan collateral is held by an independent third-party custodian and SPFC has the ability to borrow against that collateral at a percentage of the original principal balance. The rate charged is LIBOR plus 30 basis points. This line is guaranteed by ICII and has an expiration date of April 1, 1997. As of December 31, 1996, SPFC had no outstanding balance with respect to this facility. ICII does not intend to guarantee any other indebtedness of SPFC.

RELATIONSHIPS WITH ICMH

 THE CONTRIBUTION TRANSACTION

  On November 20, 1995, the effective date of ICMH's initial public stock offering (the "Effective Date"), the Company contributed to ICIFC certain of the operating assets and certain customer lists of the Company's mortgage conduit operations including all of ICII's mortgage conduit operations' commitments to purchase mortgage loans subject to rate locks from correspondents (having a principal balance of $44.3 million at November 20, 1995), in exchange for shares representing 100% of the common stock and 100% of the outstanding non-voting preferred stock of ICIFC.

  Simultaneously, on the Effective Date, in exchange for 500,000 shares of ICMH common stock, the Company (i) contributed to ICMH all of the outstanding non-voting preferred stock of ICIFC, which represents 99% of the economic interest in ICIFC, (ii) caused SPTL to contribute to ICMH certain of the operating assets and certain customer lists of SPTL's warehouse lending division and (iii) executed a non-compete agreement (the "Non-Compete Agreement") and a right of first refusal agreement (the "Right of First Refusal Agreement"), each having a term of two years from the Effective Date.

  Of the 500,000 shares issued pursuant to the contribution, 450,000 shares were issued to ICII and 50,000 shares were issued to SPTL. All of the outstanding shares of common stock of ICIFC were retained by ICII. Lastly, ICMH contributed all of the aforementioned operating assets of SPTL's warehouse lending operations contributed to it by SPTL to IWLG in exchange for shares representing 100% of the common stock of IWLG thereby forming it as a wholly owned subsidiary. At November 20, 1995, the net tangible book value of the assets to be contributed pursuant to the contribution was $525,000.

  The Company and SPTL retained all other assets and liabilities related to the contributed operations which at November 20, 1995 consisted mostly of $11.7 million of PMSRs, $22.4 million of finance receivables and $26.6 million in advances made by the Company and SPTL to fund mortgage conduit loan acquisitions and to fund finance receivables, respectively.

  Pursuant to the Non-Compete Agreement, the Company, except as set forth below, and any 25% entity may not compete with ICMH's Warehouse Lending Operations and may not establish a network of third party correspondent loan originators or another end-investor in non-conforming mortgage loans. The Company has also agreed that (i) in addition to any other remedy that may be available to ICMH, it will sell all of the outstanding shares of common stock of ICIFC to be retained by the Company pursuant to the contribution to any third party reasonably acceptable to ICMH in the event that ICII or a 25% entity establishes a network of third party correspondent loan originators during the term of the Non-Compete Agreement and (ii) any sale by ICIFC of shares of its capital stock or sale or transfer by the Company of any shares of the common stock of ICIFC which the Company owns may only be made to a party reasonably acceptable to ICMH. Pursuant to the Non-Compete Agreement, SPTL may continue to act as an end-investor in non-conforming mortgage loans and SPFC may continue its business, which is primarily to act as a wholesale originator and bulk purchaser of non-conforming mortgage loans. Pursuant to the Right of First Refusal Agreement, the Company will grant ICIFC a right of first refusal to purchase all non-conforming mortgage loans that ICII or any 25% entity originates or acquires and subsequently offers for sale and ICIFC will grant the Company, or any 25% entity designated by the Company, a right of first refusal to purchase all conforming mortgage loans that ICIFC acquires and subsequently offers for sale.

 OTHER ARRANGEMENTS AND TRANSACTIONS WITH ICMH

  The Company and ICMH have entered into agreements for the purpose of defining their ongoing relationships. These agreements have been developed in the context of a parent/subsidiary relationship and therefore are not the result of arm's-length negotiations between independent parties. It is the intention of the Company and ICMH that such agreements and the transactions provided for therein, taken as a whole, are fair to both parties, while continuing certain mutually beneficial arrangements.

  ICMH has entered into a sublease with the Company to lease a portion of its facilities as ICMH's executive offices and administrative facilities at an aggregate monthly rental of approximately $33,936. The sublease expires in 2002.

  The following is a summary of certain arrangements and transactions between and the Company and ICMH.

 Tax Agreement

  ICMH has entered into an agreement (the "ICMH Tax Agreement") effective as of the Effective Date with the Company for the purposes of (i) providing for filing certain tax returns, (ii) allocating certain tax liability and (iii) establishing procedures for certain audits and contests of tax liability.

  Under the ICMH Tax Agreement, the Company has agreed to indemnify and hold ICMH harmless from any tax liability attributable to periods ending on or before November 20, 1995 in excess of such taxes as ICMH has already paid or provided for. For periods ending after the November 20, 1995, ICMH will pay its tax liability directly to the appropriate taxing authorities.

  To the extent (i) there are audit adjustments that result in a tax detriment to ICMH or (ii) ICMH incurs losses that are carried back to an earlier year and any such adjustment described in (i) or loss described in (ii) results in a tax benefit to ICII or its affiliates, then the Company will pay to ICMH an amount equal to the tax benefit as that benefit is realized. ICII will also agree to indemnify ICMH for any liability associated with the contribution of the preferred stock of ICIFC and certain operational assets of SPTL's warehouse lending division or any liability arising out of the filing of a federal consolidated return by the Company or any return filed with any state or local taxing authority.

  To the extent there are audit adjustments that result in any tax detriment to the Company or any of its affiliates with respect to any period ending on or before November 20, 1995, and, as a result thereof, ICMH for any taxable period after the Effective Date realizes a tax benefit, then ICMH shall pay to the Company the amount of such benefit at such time or times as ICMH actually realizes such benefit.

  ICII generally controls audits and administrative and judicial proceedings with respect to periods ending on or before the November 20, 1995, although ICII cannot compromise or settle any issue that increases ICMH's liability without first obtaining the consent of ICMH. ICMH generally controls all other audits and administrative and judicial proceedings.

 Services Agreement

  ICIFC and IWLG have been historically allocated expenses of various administrative services provided by ICII. The costs of such services were not directly attributable to a specific division or subsidiary and primarily included general corporate overhead, such as accounting and cash management services, human resources and other administrative functions. These expenses were calculated as a pro rata share of certain administrative costs based on relative assets and liabilities of the division or subsidiary, which management believed was a reasonable method of allocation. The allocations of expenses for the years ended December 31, 1996, 1995 and 1994, $518,000, $269,000 and $517,000, respectively, for ICIFC and IWLG combined.

  ICMH and ICII have entered into a services agreement effective as of November 20, 1995 (the "ICMH Services Agreement") under which ICII provides various services to ICMH, including data processing, human resource administration, general ledger accounting, check processing and payment of accounts payable.

  The Company charges fees for each of the services which it provides under the ICMH Services Agreement based upon usage. The ICMH Services Agreement has an initial term that ends on December 31, 1996 and is renewable annually thereafter. ICMH may terminate the ICMH Services Agreement, in whole or in part, upon one month's written notice. As of December 1, 1996, this agreement was still in effect. As part of the services to be provided under the ICMH Services Agreement, ICII provides ICMH with insurance coverage and self insurance programs, including health insurance. The charge to ICMH for coverage will be based upon a pro rata portion of the costs to the Company for the various policies. The Company charges fees for each of the services which it provides to entities affiliated with ICMH under the ICMH Services Agreement based upon usage.

 OTHER TRANSACTIONS

  General

  ICAI, a wholly-owned subsidiary of the Company, oversees the day-to-day operations of ICMH, subject to the supervision of ICMH's Board of Directors, pursuant to a management agreement (the "Management agreement") effective as of November 20, 1995, for a current term which expired on January 31, 1997. ICAI and ICMH are discussing a five-year extension to the Management Agreement whereby amounts payable thereunder would be subordinated to a specified rate of return payable to ICMH stockholders.

  ICAI has been entitled to receive a per annum base management fee payable monthly in arrears of an amount equal to (i) 3/8 of 1% of gross mortgage assets of ICMH composed of other than agency certificates, conforming mortgage loans or mortgage-backed securities secured by or representing interests in conforming mortgage loans, plus (ii) 1/8 of 1% of the remainder of gross mortgage assets of ICMH plus (iii) 1/5 of 1% of the average daily asset balance of the outstanding amounts under IWLG's warehouse lending facilities. The term "gross mortgage assets" means for any month the weighted average book value of ICMH's Mortgage Assets (as defined in the Management Agreement), before reserves for depreciation or bad debts or other similar noncash reserves, computed at the end of such month. During the years ended December 31, 1996 and December 31, 1995, ICAI earned $2.0 million and $37,888 in management fees, respectively.

  ICAI has been entitled to receive as incentive compensation for each fiscal quarter, an amount equal to 25% of the net income of ICMH, before deduction of such incentive compensation, in excess of the amount that would produce an annualized Return on Equity (as defined in the Management Agreement) equal to the ten-year United States Treasury rate plus 2%. "Return on equity" is calculated for any quarter by dividing ICMH's net income for the quarter by its average net worth for the quarter. For such calculations, the "net income" of ICMH means the income of ICMH determined in accordance with GAAP before ICAI's incentive compensation, the deduction for dividends paid and any net operating loss deductions arising from losses in prior periods. A deduction for all of ICMH's interest expenses for borrowed money is also taken in calculating net income. "Average net worth" for any period means the arithmetic average of the sum of the gross proceeds from any offering of its equity securities by ICMH, before deducting any underwriting discounts and commissions and other expenses and costs relating to such offering, plus ICMH's retained earnings (without taking into account any losses incurred in prior periods) computed by taking the daily average of such values during such period. The definition "return on equity" is only for purposes of calculating the incentive compensation payable, and is not related to the actual distributions received by ICMH's stockholders. The 25% incentive payment to ICAI is calculated quarterly in arrears before any income distributions are made to stockholders for the corresponding period. During the years ended December 31, 1996 and December 31, 1995, ICAI earned $1.3 million and zero, respectively, for ICAI's incentive payment.

  Pursuant to the Management Agreement, ICMH also pays all operating expenses except those specifically required to be borne by ICAI under the Management Agreement. The operating expenses generally required to be borne by ICAI include the compensation and other employment costs of ICAI's officers in their capacities as such and the cost of office space and out-of-pocket costs, equipment and other personnel required for oversight of ICMH's operations.

  The expenses that are paid by ICMH include issuance and transaction costs incident to the acquisition, disposition and financing of investments, regular legal and auditing fees and expenses of ICMH, the fees and expenses of ICMH's Directors, premiums for directors' and officers' liability insurance, premiums for fidelity and errors and omissions insurance, servicing and subservicing expenses, the costs of printing and mailing proxies and reports to stockholders, and the fees and expenses of ICMH's custodian and transfer agent, if any. Reimbursements of expenses incurred by ICAI which are the responsibility of ICMH are made monthly. During the year ended December 31, 1996 and December 31, 1995, there were no monies paid to ICAI as reimbursement of expenses.

  Purchase of Residual Interests

  Effective December 31, 1996, the Company sold $46.9 million of residual interests to ICIFC. In connection therewith, the Company lent ICIFC 100% of the purchase price.

  Bulk Mortgage Loan Purchases

  In December 1995, ICIFC entered into a number of agreements with the Company and SPTL to purchase bulk mortgage loan packages. All mortgage loan purchase agreements were entered into under the following terms.

  On December 5, 1995 and December 13, 1995, ICIFC purchased from the Company bulk mortgage loan packages of 30-year fully amortized six-month adjustable LIBOR and one-year adjustable United States Treasury Bill rate loans and 30- and 15-year fixed rate second trust deed mortgages with servicing rights on all mortgage loans released to ICIFC. The principal balances of the mortgages at the time of purchase was $106.7 million and $66.2 million, respectively, with a premium paid of $2.1 million and $1.6 million, respectively.

  On December 29, 1995, ICIFC purchased from SPTL two bulk mortgage loan packages of 30-year fully amortized six-month adjustable LIBOR and one-year adjustable United States Treasury Bill rate loans. The principal balances of the loans in the servicing released and servicing retained bulk package at the time of purchase was $300.0 million and $28.5 million with premiums paid of $3.4 million and $142,395, respectively.

  Purchase of Mortgage-Backed Securities

  On December 29, 1995, ICMH purchased, from SPTL, DLJ Mortgage Acceptance Corp. Pass-Through Certificates Series 1995-4, Class B-1 and Class B-2 issued August 29, 1995. These certificates consist primarily of a pool of certain conventional, 11th District Cost of Funds adjustable rate, one-to-four family, first lien mortgage loans, with terms to maturity of not more than 30 years. The mortgage loans underlying the certificates were originated or acquired by ICII. All of the mortgage loans are serviced by ICII in its capacity as master servicer. ICMH purchased Class B-1 certificates having an initial certificate principal balance of $4.8 million and the Class B-2 certificates having an initial certificate principal balance of $2.2 million for a price of 78.54 or

$4.8 million and for a price of 70.01 or $2.3 million, respectively, equating to a discount of $1.0 million and $0.7 million, respectively. The Class B-1 certificates are single "B" rated mortgage securities and the Class B-2 are double "BB" rated mortgage securities. There was no gain or loss recorded by either party as a result of this transaction.

  Purchase of Subordinated Lease Receivables

  On December 29, 1995, ICMH purchased a subordinated interest in a lease receivable securitization from IBC. The lease receivables underlying the security were originated by IBC. ICMH purchased the subordinated lease receivable based on the present value of estimated cash flows using a discount rate of 12% which resulted in a purchase price of $8.4 million. The purchase price was based upon a market discount rate as confirmed by an independent third party. In March 1996, IBC repurchased the subordinated interest from ICMH, and as of December 31, 1996, holds the subordinated interest as an investment vehicle.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------
 10.1+   Form of Indemnification Agreement for directors and officers.
 10.2+   1992 Incentive Stock Option Plan and Nonstatutory Stock Option Plan
          and form of Stock Option Agreement thereunder.
 10.3+   Form of Employment Agreement dated effective as of January 1, 1992 by and between Registrant and H. Wayne Snavely.
 10.4+   Form of Employment Agreement dated effective as of January 1, 1992 by and between Registrant and Joseph R. Tomkinson.
 10.5+   Form of Senior Management Stock Option Agreement dated effective as of
          January 1, 1992 by and between Registrant and H. Wayne Snavely.
 10.6+   Form of Senior Management Stock Option Agreement dated effective as of
          January 1, 1992 by and between Registrant and Joseph Tomkinson.
 10.7+   Form of Senior Management Stock Option Agreement dated effective as of
          January 1, 1992 by and between Registrant and Stephen Shugerman.
 10.27** Asset Purchase Agreement among the Registrant, First Concord
          Acceptance Corporation and Oren L. Benton, dated as of April 12,
          1995, and amended as of May 25, 1995.
 10.28** Stock Purchase Agreement among the Registrant, Coast Federal Bank,
          Federal Savings Bank and CoastFed Business Credit Corporation dated as of September 18, 1995.
 10.29** Asset Purchase Agreement between the Registrant and Greenwich Capital
          Financial Products, Inc. dated as of June 30, 1995.
 10.30   Contribution Agreement among the Registrant, Imperial Credit Mortgage
          Holdings, Inc. ("ICMH"), Southern Pacific Thrift and Loan
          Association, ICI Funding Corporation ("ICIFC") and Imperial Warehouse
          Lending Group, Inc. dated as of November 20, 1995.
 10.31   Non-Competition Agreement between the Registrant and ICMH dated as of
          November 20, 1995.
 10.32   Right of First Refusal Agreement among the Registrant, ICMH and ICIFC dated as of November 20, 1995.
 10.33   Tax Agreement between the Registrant and ICMH dated as of November 20,
          1995.
 10.34   Services Agreement between the Registrant and ICMH dated as of
          November 20, 1995.
 10.35   Submanagement Agreement between the Registrant and Imperial Credit
          Advisors, Inc. dated as of November 20, 1995.
 11      Statement Regarding Computation of Earnings Per Share.
 23.1.1  Independent auditors' consent.

--------
 + Incorporated by reference to, and all such Exhibits have the corresponding
   Exhibit number filed as part of, the Registrant's Registration Statement on Form S-1 (File No. 33-45606) and Amendments No. 1, 2 and 3 filed with the SEC on February 10, 1992, April 20, 1992, May 7, 1992 and May 18, 1992,
   respectively.

 * Incorporated by reference to that Exhibit having the corresponding Exhibit Number filed as part of the Registrant's Registration Statement on Form S-1 (File No. 33-60116) filed with the SEC on March 29, 1992.

** Incorporated by reference to the Exhibits filed as part of the Registrant's
   Form 8-K filed with the SEC on December 15, 1995.

  All schedules have been omitted because they are not applicable, not required or because required information is included in the consolidated financial statements or notes thereto.

                         FINANCIAL STATEMENT SCHEDULES

  All financial statement schedules have been omitted because they are not applicable or the required information is shown in the body of this Form 10-K.

                              REPORTS ON FORM 8-K

  In December 1996, the Company filed a Current Report on Form 8-K with the Commission relating to the acquisition by Imperial Business Credit Inc, a wholly-owned subsidiary of the Company, of (i) substantially all of the assets of Avco Leasing Services, Inc. and (ii) all of the assets of Avco Financial Services of Southern California, Inc., effective August 26, 1996 related to its business of originating and servicing business equipment leases and agreed to assume certain related liabilities in connection therewith from Avco Financial Services, Inc. The purchase price for the assets was approximately $95 million, excluding amounts deducted for the assumption of certain related liabilities.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Imperial Credit Industries, Inc.

                                          By     /s/ H. Wayne Snavely
                                            ___________________________________
                                                     H. Wayne Snavely
                                             Chairman of the Board, President
                                                and Chief Executive Officer

Date: March 27, 1997

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

      /s/ H. Wayne Snavely           Chairman of the Board,          March 27, 1997
____________________________________  President and Chief
          H. Wayne Snavely            Executive Officer and
                                      Director (Principal
                                      Executive Officer)

     /s/ Joseph R. Tomkinson         Director                        March 27, 1997
____________________________________
        Joseph R. Tomkinson

      /s/ Kevin E. Villani           Chief Financial Officer         March 27, 1997
____________________________________  (Principal Financial
          Kevin E. Villani            Officer and Principal
                                      Accounting Officer)

     /s/ Stephen J Shugerman         Director                        March 27, 1997
____________________________________
        Stephen J. Shugerman

    /s/ Robert S. Muehlenbeck        Director                        March 27, 1997
____________________________________
       Robert S. Muehlenbeck

   /s/ G. Louis Graziadio, III       Director                        March 27, 1997
____________________________________
      G. Louis Graziadio, III

       /s/ Perry A. Lerner           Director                        March 27, 1997
____________________________________
          Perry A. Lerner

 /s/ James Clayburn LaForce, Jr.     Director                        March 27, 1997
____________________________________
    James Clayburn LaForce, Jr.

                                 EXHIBIT INDEX

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                   DESCRIPTION OF EXHIBIT                       PAGE
 -------                  ----------------------                   ------------
 10.1+   Form of Indemnification Agreement for directors and
          officers.
 10.2+   1992 Incentive Stock Option Plan and Nonstatutory Stock
          Option Plan and form of Stock Option Agreement
          thereunder.
 10.3+   Form of Employment Agreement dated effective as of
          January 1, 1992 by and between Registrant and H. Wayne
          Snavely.
 10.4+   Form of Employment Agreement dated effective as of
          January 1, 1992 by and between Registrant and Joseph
          R. Tomkinson.
 10.5+   Form of Senior Management Stock Option Agreement dated
          effective as of January 1, 1992 by and between
          Registrant and H. Wayne Snavely.
 10.6+   Form of Senior Management Stock Option Agreement dated
          effective as of January 1, 1992 by and between
          Registrant and Joseph Tomkinson.
 10.7+   Form of Senior Management Stock Option Agreement dated
          effective as of January 1, 1992 by and between
          Registrant and Stephen Shugerman.
 10.8+   Form of Tax Agreement as of January 1, 1992 by and
          among Imperial Bancorp ("Bancorp"), Registrant and
          SPTL.
 10.9    Form of Services Agreement as of January 1, 1992 by and
          among Imperial Bank, Bancorp and Registrant.
 10.10+  Form of Contribution Agreement as of December 31, 1991
          by and between Imperial Bank and Registrant.
 10.11+  The Salary Investment Profit-Sharing and Employee Stock
          Ownership Plans of Bancorp dated January 1, 1989
          Restatement.
 10.12+  Master Repurchase Agreement dated as of January 13,
          1992 by and between Imperial Bank and Registrant.
 10.13+  Master Commitment Agreement, as amended, by and between
          Federal National Mortgage Association and Imperial
          Bank Mortgage Network, Inc.
 10.14+  Master Commitment Contract dated as of August 9, 1991, by and between Federal Home Loan Mortgage Corporation
          and Imperial Bank dba Imperial Bank Mortgage.
 10.15+  Office Building Lease dated May 4, 1987, as amended.
 10.16+  Form of Lease Agreement dated January 2, 1992, as
          amended.
 10.17+  Consulting Agreement as of November 1, 1991 by and
          between Imperial Bank and Second Southern Corporation.
 10.18+  Consulting Agreement as of November 1, 1991 by and
          between Imperial Bank and Robert S. Muehlenbeck.
 10.22+  Collateral Confirmation from Federal Home Loan Bank of
          San Francisco dated March 27, 1992.
 10.23+  Letter dated April 17, 1992 from Imperial Bank to the
          Company regarding $3 million obligation.
 10.24+  Appendices to Contribution Agreement.
 10.25*  Form of Agreement regarding Conduit Program, dated
          March 15, 1993.
 10.26   Purchase and Sale Agreement between the Registrant and
          the Resolution Trust Company as conservator for
          Western Federal Savings Bank, dated as of January 31,
          1994.
 10.27** Asset Purchase Agreement among the Registrant, First
          Concord Acceptance Corporation and Oren L. Benton,
          dated as of April 12, 1995, and amended as of May 25,
          1995.
 10.28** Stock Purchase Agreement among the Registrant, Coast
          Federal Bank, Federal Savings Bank and CoastFed
          Business Credit Corporation dated as of September 18,
          1995.
 10.29** Asset Purchase Agreement between the Registrant and
          Greenwich Capital Financial Products, Inc. dated as of
          June 30, 1995.

                                                                  SEQUENTIALLY
 EXHIBIT                                                            NUMBERED
 NUMBER                  DESCRIPTION OF EXHIBIT                       PAGE
 -------                 ----------------------                   ------------
 10.30   Contribution Agreement among the Registrant, Imperial
          Credit Mortgage Holdings, Inc. ("ICMH"), Southern
          Pacific Thrift and Loan Association, ICI Funding
          Corporation ("ICIFC") and Imperial Warehouse Lending
          Group, Inc. dated as of November 20, 1995.
 10.31   Non-Competition Agreement between the Registrant and
          ICMH dated as of November 20, 1995.
 10.32   Right of First Refusal Agreement among the Registrant,
          ICMH and ICIFC dated as of November 20, 1995.
 10.33   Tax Agreement between the Registrant and ICMH dated as
          of November 20, 1995.
 10.34   Services Agreement between the Registrant and ICMH
          dated as of November 20, 1995.
 10.35   Submanagement Agreement between the Registrant and
          Imperial Credit Advisors, Inc. dated as of November
          20, 1995.
 11      Statement Regarding Computation of Earnings Per Share.
 23.1.1  Independent auditors' consent.
 27      Financial Data Schedule

--------
 + Incorporated by reference to, and all such Exhibits have the corresponding
   Exhibit number filed as part of, the Registrant's Registration Statement on Form S-1 (File No. 33-45606) and Amendments No. 1, 2 and 3 filed with the SEC on February 10, 1992, April 20, 1992, May 7, 1992 and May 18, 1992,
   respectively.

 * Incorporated by reference to that Exhibit having the corresponding Exhibit Number filed as part of the Registrant's Registration Statement on Form S-1 (File No. 33-60116) filed with the SEC on March 29, 1992.

** Incorporated by reference to the Exhibits filed as part of the Registrant's
   Form 8-K filed with the SEC on December 15, 1995.