Form 10-Q
period 1997-03-31
IMPERIAL CREDIT INDUSTRIES INC
filed 1997-05-16
CIK 883811

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                        Commission File number: 0-19861

                       IMPERIAL CREDIT INDUSTRIES, INC.


          CALIFORNIA                                   95-4054791
-----------------------------------        ------------------------------------
  (State or other jurisdiction of          (IRS Employer Identification Number)
   incorporation or organization)




 23550 Hawthorne Boulevard, Building 1, Suite 110, Torrance, California  90505

                                (310) 791-8020



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:


                        Class               Shares Outstanding at May 12, 1997
                        -----               ----------------------------------
              Common Stock, no par value              38,476,418

                       IMPERIAL CREDIT INDUSTRIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS
                               -----------------

                                              PART 1 - FINANCIAL INFORMATION                                             PAGE
                                             ------------------------------                                             ----
ITEM 1.     FINANCIAL STATEMENTS
            --------------------
              Consolidated Balance Sheets - March 31, 1997 and December 31, 1996.................................         2

              Consolidated Statements of Income - Three months ended March 31, 1997 and 1996.....................         3

              Consolidated Statements of Cash Flows - Three months ended March 31, 1997 and 1996.................         4

              Consolidated Statement of Changes in Shareholders' Equity
               - Three months ended March 31, 1997...............................................................         5

              Notes to Consolidated Financial Statements.........................................................         6

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................         8
            -------------------------------------------------------------------------------------

                                                    PART II - OTHER INFORMATION
                                                    ---------------------------
ITEMS 1-5   NOT APPLICABLE
            --------------

ITEM 6.     EXHIBIT - STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE......................................        28
            ---------------------------------------------------------------
            SIGNATURES...........................................................................................        29
            ----------

FORWARD LOOKING STATEMENTS

     When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

                         ITEM 1. FINANCIAL STATEMENTS
                       IMPERIAL CREDIT INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                                     MARCH 31,     DECEMBER 31,
                        ASSETS                                                                          1997          1996
                                                                                                    ------------   -----------
Cash...............................................................................................   $   29,093    $   74,247
Interest bearing deposits..........................................................................       88,670         3,369
Investment in Federal Home Loan Bank stock.........................................................        6,530        17,152
Trading securities, at market......................................................................       23,734        25,180
Securities available for sale, at market...........................................................       24,180        59,116
Loans held for sale................................................................................      700,110       940,096
Loans held for investment, net.....................................................................    1,013,359     1,068,599
Purchased and originated servicing rights..........................................................        6,079        14,887
Capitalized excess servicing fees receivable.......................................................           -         23,142
Retained interest in loan and lease securitizations................................................       33,000        49,548
Interest-only and residual certificates............................................................           -         87,017
Accrued interest on loans..........................................................................       13,090        13,847
Premises and equipment, net........................................................................        9,501        12,442
Other real estate owned, net.......................................................................       14,393        12,214
Goodwill...........................................................................................       47,903        38,491
Investment in Southern Pacific Funding Corporation.................................................       48,263            -
Other assets.......................................................................................       38,336        31,292
                                                                                                      ----------    ----------
  Total assets.....................................................................................   $2,096,241    $2,470,639
                                                                                                      ==========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits...........................................................................................   $1,161,357    $1,069,184
Borrowings from Federal Home Loan Bank.............................................................       79,500       140,500
Other borrowings...................................................................................      304,902       694,352
Senior Notes.......................................................................................      219,782        88,209
Convertible subordinated debentures................................................................           -         75,000
Accrued interest payable...........................................................................       14,391        14,034
Accrued income taxes payable.......................................................................       34,351        55,327
Minority interest in consolidated subsidiaries.....................................................        3,654        54,936
Other liabilities..................................................................................       30,663        39,589
                                                                                                      ----------    ----------
  Total liabilities................................................................................    1,848,600     2,231,131
                                                                                                      ----------    ----------


Shareholders' equity:
Preferred stock, 8,000,000 shares authorized; none issued or outstanding.........................             -            -
Common stock, no par value. Authorized 80,000,000 shares; 38,476,418 and 38,291,112 shares issued and outstanding at March 31, 1997 and
  December 31, 1996, respectively................................................................        146,767       145,521
Retained earnings................................................................................         96,014        88,977
                                                                                                      ----------    ----------
Unrealized gain on securities available for sale, net............................................          4,860         5,010
                                                                                                      ----------    ----------
Total shareholders' equity.......................................................................        247,641       239,508
                                                                                                      ----------    ----------
Total liabilities and shareholders' equity......................................................      $2,096,241    $2,470,639
                                                                                                      ==========    ==========

          See accompanying notes to consolidated financial statements

                        IMPERIAL CREDIT INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                       ----------------------------
                                                                                              1997        1996
                                                                                          -----------  -----------
REVENUE:
     Gain on sale of loans and leases.................................................    $    8,666   $  21,711

     Interest on loans................................................................        42,930      45,194
     Interest on investments..........................................................         5,625       2,185
     Interest on other finance activities.............................................           657       2,141
                                                                                             -------     -------
       Total interest income..........................................................        49,212      49,520
     Interest expense.................................................................        28,404      36,783
                                                                                             -------     -------
       Net interest income............................................................        20,808      12,737
     Provision for loan and lease losses..............................................         2,870       1,500
                                                                                             -------     -------
     Net interest income after provision for loan and lease losses....................        17,938      11,237
                                                                                             -------     -------

     Loan servicing income............................................................         1,280       2,010
     Gain on sale of servicing rights.................................................            --       8,065
     Gain on sale of SPFC stock.......................................................         4,306          --
     Loss on sale of investment.......................................................          (403)         --
     Equity in net income of Southern Pacific Funding Corporation.....................         6,253          --
     Other income.....................................................................         2,255       1,202
                                                                                             -------     -------
       Total other income.............................................................        13,691      11,277
                                                                                             -------     -------

        Total revenue.................................................................        40,295      44,225
                                                                                             -------     -------

EXPENSES:
     Personnel expense................................................................        10,671      12,435
     Amortization of PMSR's and OMSR's................................................            19         718
     Occupancy expense................................................................           907       1,320
     Data processing expense..........................................................           427         355
     Net expenses of other real estate owned..........................................           757       2,768
     Professional services............................................................         2,588       1,146
     FDIC insurance premiums..........................................................            --          45
     Telephone and other communications...............................................           429         907
     Restructuring provision -
      Exit from mortgage banking operations...........................................            --       3,800

     General and administrative expense...............................................         5,336       3,674
                                                                                             -------     -------
       Total expenses.................................................................        21,134      27,168
                                                                                             -------     -------

     Income before income taxes, minority interest
      and extraordinary item..........................................................        19,161      17,057
     Income taxes.....................................................................         7,976       6,901
     Minority interest in income of consolidated subsidiaries.........................           153       1,540
                                                                                             -------     -------

     Income before extraordinary item.................................................        11,032       8,616
                                                                                             -------     -------
     Extraordinary item - Loss on early extinguishment
      of debt, net of income taxes....................................................        (3,995)         --
                                                                                             -------     -------

      Net Income......................................................................    $    7,037   $   8,616
                                                                                             =======     =======

PRIMARY AND FULLY  DILUTED INCOME PER SHARE:
      Income before extraordinary item................................................    $     0.27   $    0.24
      Extraordinary item - Loss on early extinguishment of debt, net of income taxes..         (0.10)         --
                                                                                             -------     -------
      Net income per common share.....................................................    $     0.17   $    0.24
                                                                                             =======     =======

          See accompanying notes to consolidated financial statements

                        IMPERIAL CREDIT INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                           ------------------   ------------------
                          (IN THOUSANDS)                                     MARCH 31, 1997      MARCH 31, 1996
                                                                             --------------      --------------
Cash flows from operating activities:
   Net income..........................................................         $   7,037          $   8,616
   Adjustments to reconcile net income to net cash  (used in)
     provided by operating activities:
   Provision for loan and lease losses.................................             2,870              1,500
   Depreciation........................................................             1,110                540
   Amortization........................................................               620                170
   Accretion of discount...............................................              (647)            (2,141)
   Gain on sale of Southern Pacific Funding Corporation stock..........            (6,151)                --
   Gain on sale of servicing rights....................................                --             (8,065)
   Gain on sale of loans and leases....................................            (8,666)           (21,711)
   Equity in net earnings of Southern Pacific Funding Corp.............            (6,253)                --
   Loss on sale of  OREO...............................................               956                978
   Writedowns of other real estate owned...............................               543                 --
   Net change in loans held for sale...................................           247,461            304,479
   Net change in accrued interest on loans.............................               757               (242)
   Net change in retained interest in loan and lease securitizations...            16,548              6,177
   Net change in interest only and residual certificates...............            87,017                 --
   Net change in capitalized excess servicing..........................            23,142              4,859
   Net change in purchased and originated servicing rights.............             8,789             (7,451)
   Net change in other assets..........................................             1,632            (12,822)
   Net change in other liabilities.....................................           (19,241)             9,490
                                                                                ---------          ---------
Net cash provided by operating activities:                                        357,524            284,377
                                                                                ---------          ---------
Cash flows from investing activities:
   Net change in interest bearing deposits.............................           (85,301)           132,600
   Purchase of servicing rights........................................                --             (2,744)
   Proceeds from sale of servicing rights..............................                --              4,573
   Proceeds from sale of other real estate owned.......................             1,761              1,798
   Net change in trading securities....................................             1,446                 --
   Sale of securities available for sale...............................            36,130            141,197
   Net change in loans held for investment.............................            48,122             19,568
   Purchases of premises and equipment.................................            (2,039)            (1,221)
   Net change in investment in Southern Pacific Funding Corporation....           (42,010)                --
   Sales of Federal Home Loan Bank stock...............................            10,622                 --
   Cash utilized for acquisitions......................................           (14,699)                --
                                                                                ---------          ---------
Net (used in) cash provided by investing activities:                              (45,968)           295,771
                                                                                ---------          ---------
Cash flows from financing activities:
   Net change in deposits..............................................            92,173            (69,083)
   Advances from Federal Home Loan Bank................................            30,000            120,000
   Repayments of advances from Federal Home Loan Bank..................           (91,000)          (115,000)
   Net change in convertible subordinated debentures...................           (75,000)                --
   Net change in other borrowings......................................          (389,450)          (425,783)
   Proceeds form offering of Senior Notes due 2007.....................           194,500                 --
   Repayment of Senior Notes due 2004..................................           (73,241)                --
   Sale of bonds.......................................................                --           (111,995)
   Net change in minority interest.....................................           (51,282)             9,667
   Proceeds from sale of SPFC stock....................................             6,151                 --
   Proceeds from resale of Senior Notes................................                --              7,615
   Proceeds from exercise of stock options.............................               439                211
                                                                                ---------          ---------
Net cash used in financing activities:                                           (356,710)          (584,368)
                                                                                ---------          ---------
Net change in cash.....................................................           (45,154)            (4,220)
Cash at beginning of year..............................................            74,247             39,166
                                                                                ---------          ---------
Cash at end of period..................................................         $  29,093          $  34,946
                                                                                =========          =========

Supplemental disclosure of cash flow information:
 Income taxes paid during the period...................................         $   2,160          $   1,506
 Interest paid during the period.......................................            15,522             39,207

          See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT INDUSTRIES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)

                                                                                                 UNREALIZED
                                                                                                 GAIN ON
                                                 NUMBER OF                                       SECURITIES      TOTAL
                                                  SHARES       COMMON           RETAINED         AVAILABLE       SHAREHOLDERS'
                                                OUTSTANDING    STOCK            EARNINGS         FOR SALE, NET   EQUITY
                                               -------------  --------         ----------       --------------   -------------
 Balance, December 31, 1996.............        38,291          $145,521         $88,977          $5,010          $239,508
 Exercise of stock options..............           185               439             --              --                439
 Tax benefit from exercise of...........
    stock options.......................           --                807             --              --                807
 Net change in unrealized gain..........
   on securities available for sale.....           --                --              --             (150)             (150)
 Net income for period..................           --                --            7,037             --              7,037
                                                ------          --------         -------          ------         ---------
 Balance,  March 31, 1997...............        38,476          $146,767         $96,014          $4,860          $247,641
                                                ======          ========         =======          ======         =========




          See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.      ORGANIZATION

  Imperial Credit Industries, Inc. (the "Company" or "ICII"), incorporated in 1986 in the State of California, is 24.5% owned by Imperial Bank. In 1991 Imperial Bank recapitalized the Company to conduct a full service mortgage banking operation. Since then, the Company has transformed itself from a full service mortgage banking operation to a diversified commercial and consumer finance holding company.

  The consolidated financial statements include ICII, its wholly owned subsidiaries and a majority owned consolidated subsidiary (collectively the "Company"). The wholly-owned subsidiaries include Southern Pacific Thrift and Loan Association ("SPTL"), Imperial Business Credit, Inc. ("IBC"), Imperial Credit Advisors, Inc. ("ICAI") and Auto Marketing Network, Inc. ("AMN"). The majority-owned consolidated subsidiary is Franchise Mortgage Acceptance Company, LLC ("FMAC"). FMAC is owned two-thirds by the Company and one-third by the President of FMAC. The Company also has a 49.4% ownership percentage in Southern Pacific Funding Corporation ("SPFC") (NYSE: SFC). The Company accounts for this investment using the equity method of accounting. All material intercompany balances and transactions have been eliminated.


2. DECONSOLIDATION OF SOUTHERN PACIFIC FUNDING CORPORATION AND ICI FUNDING CORPORATION

  During the first quarter of 1997, the Company sold 370,000 shares of the common stock of Southern Pacific Funding Corporation ("SPFC") reducing its ownership of SPFC from 51.2% at December 31, 1996 to 49.4% at March 31, 1997. Therefore, the results of SPFC operations are now accounted for in the Company's financial statements under the equity method of accounting. The equity investment in SPFC is carried at cost adjusted for equity in undistributed earnings.

  During the first quarter of 1997, ICII disposed of its common stock interest in ICI Funding Corporation (ICIFC), a subsidiary engaged in mortgage conduit operations for Imperial Credit Mortgage Holdings ("ICMH"). At December 31, 1996, ICII owned 100% of the common stock of ICIFC which represented a 1% economic interest since ICMH (NYSE: IMH) a former subsidiary and now a separate publicly held mortgage real estate investment trust, owned all of the nonvoting preferred stock of ICIFC, which gave ICMH a 99% economic interest in ICIFC. The Company's disposal of its remaining economic interest in ICIFC concludes its exit from the mortgage banking business.


3.  BASIS OF PRESENTATION

  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

    In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. Prior year's consolidated financial statements have been reclassified to conform to the 1997 presentation.


4.  NET INCOME PER SHARE INFORMATION

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

    The weighted average number of shares including common stock equivalents for the three months ended March 31, 1997 and 1996 was 40,884,908 and 35,360,806 for fully diluted income per share, respectively. The weighted average number of shares including common stock equivalents for the three months ended March 31, 1997 and 1996 was 40,884,820 and 35,271,044 for primary income per share, respectively.


5.  ACCOUNTING PRONOUNCEMENT

    The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), which establishes accounting for transfers and servicing of financial assets and extinguishment of liabilities. This statement specifies when financial assets and liabilities are to be removed from an entity's financial statements, the accounting for servicing assets and liabilities and the accounting for assets that can be contractually prepaid in such a way that the holder would not recover substantially all of its recorded investment.

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

     Changes in market value are included in operations, if classified as trading securities, or in shareholders' equity as unrealized gains or losses, net of the related tax effect, if classified as available for sale. SFAS 125 was effective for the Company on January 1, 1997. The implementation of SFAS 125 did not have a material impact on the Company's financial condition or results of operations.


6.  LOANS HELD FOR SALE

    Loans held for sale consisted of the following at March 31, 1997 and December 31, 1996:
    (In thousands)


                                                 AT MARCH 31,    AT DECEMBER 31,
                                                -------------    ---------------
                                                     1997               1997
                                                     ----               ----
    Loans secured by real estate:
        Single family 1-4.............                 $  5,607    $452,533
        Multi-family..................                  248,300     186,391
        Commercial....................                  122,554     109,469
                                                       --------    --------
                                                        376,461     748,393

    Leases............................                   19,082       8,547
    Auto..............................                   77,326          --
    Commercial loans..................                  227,241     183,156
                                                       --------     -------
                                                       $700,110    $940,096
                                                       ========    ========

7.  CONSOLIDATING BALANCE SHEET AND INCOME STATEMENTS

The following represents summarized consolidating financial information as of March 31, 1997 and December 31, 1996, and for the three months ended March 31, 1997 and 1996, with respect to the financial position and operations of the Company and its wholly-owned and majority-owned subsidiaries. On January 17, 1997, the Company sold $200 million of 9 7/8% senior notes due 2007. The senior notes are guaranteed by three of the Company's wholly-owned subsidiaries, IBC, ICAI, and AMN (the "Other Guarantor Subsidiaries"), and the Company's 66 2/3% owned subsidiary, FMAC. Each of the guarantees is full and unconditional and joint and several. The separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors are not presented as management has determined that such information is not material to investors. FMAC has filed a Form 10-Q with the SEC as of and for the quarter ended March 31, 1997. None of the subsidiary guarantors are restricted from making distributions to the Company.

                     CONSOLIDATING CONDENSED BALANCE SHEET

                                MARCH 31, 1997

                                                                            OTHER         NON-
                                                                          GUARANTOR     GUARANTOR
                                                       ICII      FMAC    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                       ----      ----    ------------  ------------  ------------   ------------
                                                                              (In thousands)
             ASSETS
             ------
Cash...........................................      $ 54,671   $     --     $ 7,219     $   16,261     $ (49,058)    $   29,093
Interest bearing deposits......................         5,128      2,630         200         80,712            --         88,670
Investments in Federal Home Loan Bank stock....            --         --          --          6,530            --          6,530
Investment and trading securities..............         8,568      2,684         863         36,364          (565)        47,914
Loans held for sale............................         5,607    249,220      19,082        448,180       (21,979)       700,110
Loans held for investment, net.................       115,148         --         199        944,601       (46,589)     1,013,359
Purchased and originated servicing rights......            --         --         618          5,461            --          6,079
Capitalized excess servicing fees receivable...            --         --          --             --            --             --
Retained interest in loan and lease
  Securitizations..............................            --      6,601      26,399             --            --         33,000
Interest-only and residual certificates........            --         --          --             --            --             --
Investment in subsidiaries.....................       223,999         --          --             --      (175,736)        48,263
Goodwill.......................................            --      4,251      13,931         29,721            --         47,903
Other assets...................................        73,954      8,356     (15,217)        29,283       (21,056)        75,320
                                                     --------   --------    --------     ----------     ---------     ----------
   Total assets................................      $487,075   $273,742    $ 53,294     $1,597,113     $(314,983)    $2,096,241
                                                     ========   ========    ========     ==========     =========     ==========

                LIABILITIES AND
             SHAREHOLDERS' EQUITY
             --------------------
Deposits.......................................      $     --   $     --    $     --     $1,209,801     $ (48,444)    $1,161,357
Borrowings from Federal Home Loan Bank.........            --         --          --         79,500            --         79,500
Other borrowings...............................            --    259,665       9,738        117,287       (81,788)       304,902
Senior notes...................................       219,782         --          --             --            --        219,782
Convertible subordinated debentures............            --         --          --             --            --             --
Minority interest in consolidated subsidiaries.         2,856         --          --             --           798          3,654
Other liabilities..............................        24,739      2,411      14,695         49,388       (11,828)        79,405
                                                     --------    -------    --------     ----------     ---------     ----------
Total liabilities..............................       247,377    262,076      24,433      1,455,976      (141,262)     1,848,600
                                                     --------   --------    --------     ----------     ---------     ----------
Shareholders' equity:
Preferred stock................................            --         --          --             --            --             --
Common stock...................................       146,767      5,792      21,501         81,202      (108,495)       146,767
Retained earnings..............................        88,243      5,874       7,188         59,935       (65,226)        96,014
Unrealized gain on securities available for sale        4,688         --         172             --            --          4,860
                                                     --------   --------    --------      ---------     ---------     ----------
    Total shareholders' equity....................    239,698     11,666      28,861        141,137      (173,721)       247,641
                                                     --------   --------    --------     ----------     ---------     ----------
    Total liabilities and shareholders' equity....   $487,075   $273,742    $ 53,294     $1,597,113     $(314,983)    $2,096,241
                                                     ========   ========    ========     ==========     ==========    ==========

                          CONSOLIDATING CONDENSED BALANCE SHEET

                               DECEMBER 31, 1996

                                                                            OTHER         NON-
                                                                          GUARANTOR     GUARANTOR
                                                       ICII      FMAC    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                       ----      ----    ------------  ------------  ------------   ------------
                                                                              (IN THOUSANDS)
             ASSETS
             ------
Cash..............................................  $   5,213 $      --  $   7,973    $    64,926   $    (3,865)     $    74,247
Interest bearing deposits.........................         --     2,594        163             --           612            3,369
Investments in Federal Home Loan Bank stock.......         --        --         --         17,152            --           17,152
Investment and trading securities.................      8,802    39,349        887         35,824          (566)          84,296
Loans held for sale...............................      4,839    98,915      8,547        853,023       (25,228)         940,096
Loans held for investment, net....................     34,505        --     86,214        948,567          (687)       1,068,599
Purchased and originated servicing rights.........         --        --        637         14,250            --           14,887
Capitalized excess servicing fees receivable......         --        --         --         23,142            --           23,142
Retained interest in loan and lease
 Securitizations..................................         --     6,908     19,646         22,994            --           49,548
Interest-only and residual certificates...........         --        --         --         87,017            --           87,017
Investment in subsidiaries........................    269,651        --         --             --      (269,651)              --
Goodwill..........................................         --     4,332     14,115         20,044            --           38,491
Other assets......................................    106,601     8,078    (14,981)       (10,333)      (19,570)          69,795
                                                    --------- ---------  ---------    -----------   -----------      -----------
    Total assets..................................  $ 429,611 $ 160,176  $ 123,201    $ 2,076,606   $  (318,955)     $ 2,470,639
                                                    ========= =========  =========    ===========   ===========      ===========

       LIABILITIES AND
    SHAREHOLDERS' EQUITY
    --------------------
Deposits..........................................  $      -- $      --  $      --    $ 1,072,266   $    (3,082)     $ 1,069,184
Borrowings from Federal Home Loan Bank............         --        --         --        140,500            --          140,500
Other borrowings..................................     15,363   143,139     88,768        480,103       (33,021)         694,352
Senior notes......................................     88,209        --         --             --            --           88,209
Convertible subordinated debentures...............         --        --         --         75,000            --           75,000
Minority interest in consolidated subsidiaries....     45,149        --         --             --         9,787           54,936
Other liabilities.................................     41,382     2,580      9,222         68,854       (13,088)         108,950
                                                    --------- ---------  ---------    -----------   -----------      -----------
Total liabilities.................................    190,103   145,719     97,990      1,836,723       (39,404)       2,231,131
                                                    --------- ---------  ---------    -----------   -----------      -----------
Shareholders' equity:
Preferred stock...................................         --        --         --          9,143        (9,143)              --
Common stock......................................    145,521     5,792     21,501        134,590      (161,883)         145,521
Retained earnings.................................     88,977     8,665      3,525         96,150      (108,340)          88,977
Unrealized gain on securities available for sale..      5,010        --        185             --          (185)           5,010
                                                    --------- ---------  ---------    -----------   -----------      -----------
 Total shareholders' equity.......................    239,508    14,457     25,211        239,883      (279,551)         239,508
                                                    --------- ---------  ---------    -----------   -----------      -----------
 Total liabilities and shareholders' equity.......  $ 429,611 $ 160,176  $ 123,201    $ 2,076,606   $  (318,955)     $ 2,470,639
                                                    ========= =========  =========    ===========   ===========      ===========

                   CONSOLIDATING CONDENSED INCOME STATEMENT

                       THREE MONTHS ENDED MARCH 31, 1997


                                                                     OTHER          NON-
                                                                   GUARANTOR      GUARANTOR
                                               ICII     FMAC      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                               ----     ----      ------------   ------------    ------------     ------------
                                                                        (IN THOUSANDS)
REVENUE:
Gain on sale of loans and leases..........  $  (351)   $   390      $ 5,338       $     40           $  3,249        $  8,666
                                            -------    -------      -------       --------           --------        --------
Interest income...........................    5,146      3,342        4,125         36,754               (155)         49,212
Interest expense..........................    5,209      2,699        1,639         19,012               (155)         28,404
                                            -------    -------      -------       --------           --------        --------
Net interest income.......................      (63)       643        2,486         17,742                 --          20,808
Provision for loan loss...................       --         --           --          2,870                 --           2,870
                                            -------    -------      -------       --------           --------        --------
  Net interest income after
     provision for loan loss..............      (63)       643        2,486         14,872                 --          17,938
                                            -------    -------      -------       --------           --------        --------
Loan servicing income.....................   (1,084)       640          936            788                 --           1,280

Equity in net income SPFC................     6,253         --           --             --                 --           6,253
Gain on sale of SPFC stock...............     4,306         --           --             --                 --           4,306
Dividends received from subsidiaries......    8,540         --           --             --             (8,540)             --
Other income..............................     (562)      (403)       1,857            960                 --           1,852
                                            -------    -------      -------       --------           --------        --------
    Total other income....................   17,453        237        2,793          1,748             (8,540)         13,691
                                            -------    -------      -------       --------           --------        --------
    Total revenues........................   17,039      1,270       10,617         16,660             (5,291)         40,295
                                            -------    -------      -------       --------           --------        --------
EXPENSES:
Personnel expense.........................      583      2,598        1,798          5,692                 --          10,671
Amortization of PMSR's and
   OMSR's.................................       --         --           19             --                 --              19
Occupancy expense.........................      281        116          110            400                 --             907
Data processing expense...................      287          7           17            116                 --             427
Net expenses of other real estate
   owned..................................      487         --           --            270                 --             757
General, administrative and other
   expense................................    1,624      1,340        2,333          3,056                 --           8,353
                                            -------    -------      -------       --------           --------        --------
      Total expenses                          3,262      4,061        4,277          9,534                 --          21,134
                                            -------    -------      -------       --------           --------        --------
Income (loss) before income taxes, minority
   interest and extraordinary item........   13,777     (2,791)       6,340          7,126             (5,291)         19,161
Income taxes..............................    2,303         --        2,677          2,996                 --           7,976
                                            -------    -------      -------       --------           --------        --------
Income (loss) before minority interest
   and extraordinary item..................  11,474     (2,791)       3,663          4,130             (5,291)         11,185
Minority interest in income of consolidated
   subsidiaries............................     153         --           --             --                --             153
                                            -------    -------      -------       --------           --------        --------
Income (loss) before extraordinary item....  11,321     (2,791)       3,663          4,130             (5,291)         11,032
Extraordinary item - Loss on early
   extinguishment of debt, net
   of income taxes........................   (3,995)        --           --             --                 --          (3,995)
                                            -------    -------      -------       --------           --------        --------
Income (loss) before equity in undistributed
  income of subsidiaries..................    7,326     (2,791)       3,663          4,130             (5,291)          7,037
Equity in undistributed income of
  subsidiaries............................     (289)        --           --             --                289              --
                                            -------    -------      -------       --------           --------        --------
Net (loss) income.........................  $ 7,037    $(2,791)     $ 3,663       $  4,130           $ (5,002)       $  7,037
                                            =======    =======      =======       ========           ========        ========



                   CONSOLIDATING CONDENSED INCOME STATEMENT

                       THREE MONTHS ENDED MARCH 31, 1996

                                                                  OTHER          NON-
                                                                GUARANTOR      GUARANTOR
                                             ICII       FMAC   SUBSIDIARIES   SUBSIDIARIES       ELIMINATIONS    CONSOLIDATED
                                             ----       ----   ------------   ------------       ------------    ------------
                                                                      (IN THOUSANDS)
REVENUE:
Gain on sale of loans and leases.........   $ 3,799    $ 5,294      $   480        $ 10,522          $  1,616        $ 21,711
                                            -------    -------      -------        --------          --------        --------
Interest income..........................     4,724        730           15          44,464              (413)         49,520
Interest expense.........................     6,245        699          193          29,641                 5          36,783
                                            -------    -------      -------        --------          --------        --------
Net interest income......................    (1,521)        31         (178)         14,823              (418)         12,737
Provision for loan losses................        --         --           --           1,500                --           1,500
                                            -------    -------      -------        --------          --------        --------
   Net interest income after
      Provision for loan loss............    (1,521)        31         (178)         13,323              (418)         11,237
                                            -------    -------      -------        --------          --------        --------
Loan servicing income....................     1,205        282          404             119                --           2,010
Dividends received from subsidiaries.....        --         --           --              --                --              --
Gain (loss) on sale of servicing rights..     6,723         --           --              --             1,342           8,065
Other income.............................        50         --          645             507                --           1,202
                                            -------    -------      -------        --------          --------        --------
     Total other income..................     7,978        282        1,049             626             1,342          11,277
                                            -------    -------      -------        --------          --------        --------
     Total revenues......................    10,256      5,607        1,351          24,471             2,540          44,225
                                            -------    -------      -------        --------          --------        --------
EXPENSES:
Personnel expense........................     4,138      1,918          740           5,639                --          12,435
Amortization of PMSR's and
   OMSR's................................       401         --           51             266                --             718
Occupancy expense........................       804         57           44             415                --           1,320
Data processing expense..................       248          1            1             105                --             355
Net expenses of other real estate
   owned.................................     2,000         --           --             768                --           2,768
General, administrative and other
   expense...............................     5,803        608         (101)          3,262                --           9,572
                                            -------    -------      -------        --------          --------        --------
      Total expenses.....................    13,394      2,584          735          10,455                --          27,168
                                            -------    -------      -------        --------          --------        --------
(Loss) income before income taxes and
   minority interest.....................    (3,138)     3,023          616          14,016             2,540          17,057
Income taxes                                   (125)        --          255           5,699             1,072           6,901
                                            -------    -------      -------        --------          --------        --------
(Loss) Income before minority interest
   and extraordinary item................    (3,013)     3,023          361           8,317             1,468          10,156
Minority interest in income of
   consolidated subsidiaries.............     1,540         --           --              --                --           1,540
                                            -------    -------      -------        --------          --------        --------
(Loss) Income before equity in
   undistributed income of subsidiaries..    (4,553)     3,023          361           8,317             1,468           8,616
Equity in undistributed income of
   subsidiaries..........................    13,169         --           --              --           (13,169)             --
                                            -------    -------      -------        --------          --------        --------
Net income...............................   $ 8,616    $ 3,023      $   361        $  8,317          $(11,701)       $  8,616
                                            =======    =======      =======        ========          ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

   Imperial Credit Industries, Inc. (the "Company" or "ICII"), with consolidated assets of $2.1 billion, is a diversified commercial and consumer finance holding company, organized in 1986 with its headquarters located in Torrance, California. Its principal business activities consist of the operation of four wholly owned subsidiaries; Southern Pacific Thrift and Loan ("SPTL"), a thrift and loan company specializing in business and consumer lending, Imperial Business Credit Inc. ("IBC"), a commercial leasing company specializing in lending to small businesses, Imperial Credit Advisors, Inc. ("ICAI"), a management advisory services company overseeing the investment activities of a real estate investment trust and Auto Marketing Network, Inc. ("AMN"), a sub-prime auto lender engaged in financing the purchase of new and used motor vehicles. The Company is a majority owner of a subsidiary, Franchise Mortgage Acceptance Co. LLC. ("FMAC"), a franchise lending company specializing in lending to business franchises. In addition, the Company owns a 49.4% ownership percentage in Southern Pacific Funding Corporation ("SPFC"), a company providing sub-prime residential mortgage lending (NYSE symbol: SFC).


ACQUISITION

   On March 14, 1997, ICII acquired for $750,000 all of the outstanding shares of Auto Marketing Network, Inc. ("AMN") of Boca Raton, Florida, a sub prime auto lender. AMN is a nationally recognized specialty finance company engaged in financing the purchase of new and used motor vehicles. ICII, also advanced AMN $11.5 million to repay amounts owed pursuant to operating lines of credit and for working capital purposes. The acquisition was recorded using the purchase method of accounting. Goodwill of approximately $14.7 million was recorded. The acquisition of AMN is consistent with the Company's general financing strategy: the loans AMN originates will be pooled and securitized for sale in the secondary market. Since the date of acquisition through the quarter ending March 31, 1997, AMN originated $16.1 million in sub-prime auto loans.


DECONSOLIDATION OF SUBSIDIARIES

   During the first quarter ending March 31, 1997, the Company reduced its percentage ownership in Southern Pacific Funding Corporation ("SPFC"), a majority owned subsidiary providing non-conforming residential lending (NYSE symbol: SFC) from 51.2% at December 31, 1996 to 49.4% at March 31, 1997. As a result, commencing with the three months ended March 31, 1997, SPFC's financial statements will no longer be consolidated with those of ICII. Under Generally Accepted Accounting Principles ("GAAP"), when a subsidiary's ownership percentage is reduced to below 50%, consolidation is no longer required. Accordingly, the Company's investment in SPFC is reflected in the Company's statement of condition as a separate line item entitled "Investment in Southern Pacific Funding Corporation" and in the statement of income as "Equity in net income of Southern Pacific Funding Corporation." The income from SPFC will represent the Company's percentage ownership in the unconsolidated subsidiary's net income. For the three months ended March 31, 1997, the equity in net income of SPFC was $6.3 million.

   During the first quarter of 1997, ICII disposed of its common stock interest in ICI Funding Corporation "ICIFC," a subsidiary engaged in mortgage conduit operations for Imperial Credit Mortgage Holdings, Inc. ("ICMH"). At December 31, 1996, ICII owned 100% of the common stock of ICIFC which represented a 1% economic interest since ICMH (NYSE: IMH) a former subsidiary and now a separate publicly held mortgage real estate investment trust, owned all of the nonvoting preferred stock of ICIFC, which gave ICMH a 99% economic interest in ICIFC. The Company's disposal of its remaining economic interest in ICIFC concludes its exit from the mortgage banking business.

FRANCHISE LENDING

   For the three months ended March 31, 1997, FMAC originated or acquired $133.4 million of franchise loans as compared to $100.5 million for the same period last year. For the three months ended March 31,1997 and 1996 there were no loan securitizations. At March 31, 1997, FMAC had total assets of $273.7 million. FMAC's total revenues and net income (loss) for the three months ended March 31, 1997 were $1.3 million and ($2.8) million as compared to $5.6 million and $3.0 million for the same period last year, respectively.


BUSINESS FINANCE LENDING

   Imperial Business Credit. IBC leases business equipment including copying,
   ------------------------
data processing, communication, printing and manufacturing equipment exclusively to business users. For the three months ended March 31, 1997, IBC originated $30.1 million and securitized $97.9 million of leases.

   Coast Business Credit. CBC is an asset-based lender specializing in lending
  ---------------------
to middle market manufacturing and high-technology businesses. As of March 31, 1997, CBC had total loan commitments of $589.0 million, of which $318.0 million of loans were outstanding.

  Loan Participation and Investment Group. LPIG was formed in September 1995 to
  ---------------------------------------
invest in and purchase syndicated commercial loan participations in the secondary market originated by commercial banks. As of March 31, 1997, LPIG had total loan commitments of $115.1 million of which $161.2 million of loans were outstanding.

  Auto Lend Group. Auto Lend was formed in September 1996 to finance automobile
  ---------------
dealership inventories. As of March 31, 1997, Auto Lend had total loan commitments of $28.8 million of which $9.4 million of loans were outstanding.

 Commercial Equipment leasing

   IBC's lease originations totaled $30.1 million for the three months ended March 31, 1997 as compared to $14.4 million for the same period last year. IBC securitized $97.9 million of leases during the three months ended March 31, 1997 as compared to $19.2 million for the same period last year. At March 31, 1997, IBC had total assets of $48.5 million. IBC's total revenues and net income for the three months ended March 31, 1997 were $8.9 million and $3.3 million as compared to $1.1 million and $0.2 million for the same period last year, respectively.

 Asset Based Lending

     At March 31, 1997, CBC's loan portfolio represented lending relationships with approximately 111 customers, with an average total loan per customer of $2.8 million. During 1996, CBC executed an expansion plan which has increased its customer base outside of California. CBC now operates three loan production centers in California and additional loan production centers in Boston, Minneapolis, Atlanta, Portland, Chicago and Seattle. At March 31, 1997 and December 31, 1996, CBC had outstanding loans totaling $318.0 million and $288.5 million, of which $125.3 million and $115.6 million were outstanding to technology companies, respectively. CBC had open unused commitments of $270.9 million at March 31, 1997.

 Loan Participation and Investment Group

   At March 31, 1997, loan participations held by LPIG ranged in size from approximately $0.9 million to approximately $9.4 million, as compared to approximately $0.6 million to $10.0 million at March 31, 1996, respectively. As of March 31, 1997, LPIG committed to fund approximately $115.1 million of senior secured loan participation commitments. Loans outstanding under LPIG's participation commitments at March 31, 1997 totaled $161.2 million.

 Auto Lend Group

   Auto Lend had $28.8 million of commitments and $9.4 million of loans outstanding at March 31, 1997. SPTL believes that Auto Lend's products offer synergistic opportunities, when offered in connection with SPTL's sub-prime auto lending ability, to provide car dealers a complete financing package. See "Consumer Lending, Sub prime Auto Lending."


COMMERCIAL MORTGAGE LENDING

 Income Property Lending Division

   For the three months ended March 31, 1997 and 1996, IPLD funded approximately $75.9 million and $56.4 million in loans, respectively.


CONSUMER LENDING

 Sub-prime Auto Lending

   ALD originated $16.3 and $5.4 million in sub-prime auto loans during the three months ended March 31, 1997, and 1996, respectively. The Company currently originates sub-prime auto loans through three Northern California retail offices and is expanding its activities to Central California and areas outside California.

   On March 14, 1997, ICII acquired for $750,000 all of the outstanding shares of Auto Marketing Network, Inc. ("AMN") of Boca Raton, Florida, a sub prime auto lender. AMN is a nationally recognized specialty finance company engaged in financing the purchase of new and used motor vehicles. ICII also advanced AMN $11.5 million to repay amounts owed pursuant to operating lines of credit and for working capital purposes. The acquisition was recorded using the purchase method of accounting. Goodwill of approximately $14.7 million was recorded. The acquisition of AMN is consistent with the Company's general financing strategy: the loans AMN originates will be pooled and securitized for sale in the secondary market. Since the date of acquisition through the quarter ending
March 31, 1997, AMN originated $16.1 million in sub prime auto loans.

 Home Improvement Loans and Other Consumer Credit

   During the three months ended March 31, 1997 and 1996, CCD originated $4.1 million and $3.9 million in loans, respectively.

SECURITIZATION TRANSACTIONS

   During the three months ended March 31, 1997, the Company completed lease securitizations totaling $97.9 million. The Company has retained interests in loan and lease securitizations representing the excess of the total amount of loans sold in the securitization over the amounts represented by interests in the security sold to investors. The retained interests in the loan and lease securitizations were $33.0 million and $49.5 million at March 31, 1997 and December 31, 1996, respectively. At March 31, 1997 and December 31, 1996, the Company's consolidated balance sheet reflected Capitalized Excess Servicing Fees Receivable of none and $23.1 million, respectively. At March 31, 1997 and December 31, 1996, the Company's consolidated balance sheet reflected Interest Only and Residual Certificates of none and $87.0 million, respectively. The decline in Capitalized Excess Servicing Fees Receivable and Interest Only and Residual Certificates resulted from the deconsolidation of SPFC and ICIFC.

SERVICING RIGHTS

   When the Company purchases servicing rights from others, or loans which include the associated servicing rights, the price paid for the servicing rights, net of amortization based on assumed prepayment rates, is included on the consolidated balance sheet as "Purchased and Originated Servicing Rights", ("PMSR's" and "OMSR's"). For the quarter ended March 31, 1997, PMSR's and OMSR's outstanding were $6.1 million, consisting of $5.5 million at SPTL and $600,000 at ICAI. At December 31, 1996, PMSR's and OMSR's were $14.9 million, consisting of $5.5 million at SPTL, $600,000 at ICAI and $8.8 million at ICIFC. During the quarter ending March 31, 1997, the Company disposed of its ownership interest in ICIFC and, therefore, ICIFC is no longer consolidated.

FUNDING

 Lines of Credit

   Until 1995, apart from equity and debt offerings in the capital markets, the Company's primary sources of financing were warehouse lines of credit at ICII and deposits with SPTL. Typically, ICII would borrow funds under its warehouse lines in connection with its wholesale loan originations and purchases, while SPTL used its deposits and borrowings from the Federal Home Loan Bank of San Francisco ("FHLB") to finance its lending activities. In connection with its diversification strategy, the Company believes that lower cost financing is available through credit lines, repurchase facilities, whole loan sales and securitization programs established by IBC and FMAC.

   The Company continues to rely on FDIC insured deposits generated by SPTL and third party warehouse lines of credit and securitizations. At March 31, 1997, SPTL had total deposits of approximately $1.2 billion (excluding deposits of ICII maintained with SPTL).

   ICII and its subsidiaries had various revolving warehouse lines of credit available at March 31, 1997, as follows: (In thousands)

                                             WEIGHTED
                                              AVERAGE
                                             INTEREST
                                               RATE      COMMITMENT  OUTSTANDING           INDEX
                                               ----      ----------  -----------           -----
Greenwich Capital Financial (AMN).......     6.94%        $125,000    $ 82,275             Libor+125bp's
Banco Santander (FMAC)..................     7.69%          50,000      45,577             Libor+225bp's
Sanwa Bank (FMAC).......................     7.04%          15,000       6,110             Eurodollars + 200 bp's
CS First Boston(FMAC)...................     7.04%         200,000     161,202             Libor + 125bp's
CoreStates Bank, N.A. (IBC).............     7.86%          10,000       7,452             Libor+230bp's
Conti (IBC).............................     7.69%         100,000       2,286             Libor+250bp's
                                                          --------    --------
                                                         $ 500,000   $ 304,902
                                                         =========   =========

                             RESULTS OF OPERATIONS

 THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

  Income for the three months ended March 31, 1997 before extraordinary items was $11.0 million or $0.27 per share, as compared to $8.6 million or $0.24 per share for the same period last year. Net income including a $4.0 million extraordinary item representing a loss on the early retirement of debt for the first quarter ending March 31, 1997 was $7.0 million or $0.17 per share.


EXTRAORDINARY ITEM

  During the first quarter 1997, the Company successfully issued a 9.875% Senior Note offering due 2007, totaling $200.0 million. A portion of the proceeds from the offering was used to repurchase $69.8 million of the outstanding 9.75% Senior Notes, due 2004. The effect of the extraordinary item relating to the early retirement of debt was a loss of $4.0 million or $0.10 per share for the quarter. The Company expects to utilize the remaining proceeds for capital contributions to subsidiaries, strategic acquisitions, investments and for general corporate purposes.


RETURN ON EQUITY

  Return on equity ("ROE") based on the Company's core net income (defined as net income excluding gain on sale of SPFC stock, gain on sale of servicing rights, the restructuring provision for the Company's exit from the mortgage banking business, and the extraordinary item, net of income taxes, relating to the early retirement of debt) was 14.23% for the first quarter ended March 31, 1997, as compared to ROE of 26.28% for the quarter ended March 31, 1996. The lower ROE relates to the Company's excess corporate liquidity that has not been fully deployed. The Company's strong capital position provides it with excellent opportunities to reduce risk and improve corporate performance and profitability in the future through opportunistic acquisitions and future capital redeployment opportunities.


DECONSOLIDATION OF SUBSIDIARIES

  During the first quarter ending March 31, 1997, the Company reduced its ownership percentage in SPFC from 51.2% at December 31, 1996 to 49.4% at March 31, 1997. As a result, commencing with the three months ended March 31, 1997, the financial statements of SPFC will no longer be consolidated with those of ICII. The income from SPFC will be accounted for by the equity method of accounting in accordance with Generally Accepted Accounting Principles. For the three months ended March 31, 1997, the equity in net income of SPFC was $6.3 million.

  In addition, the Company disposed of its common stock interest in ICI Funding Corporation ("ICIFC"), a company engaged in mortgage conduit operations for Imperial Credit Mortgage Holdings, Inc. ("ICMH") (AMEX symbol: IMH). As a result, commencing with the three months ended March 31, 1997, the financial statements of ICIFC will no longer be consolidated with those of ICII. The Company's disposal of its remaining economic interest in ICIFC concludes its exit from the conforming residential mortgage banking business.

     As a result of the deconsolidation of SPFC and ICIFC; gain on sale of loans, net interest income, other income and, general and administrative expenses are not comparable to the prior year. Therefore, the following income statements presents gain on sale of loans, net-interest income, other income and general and administrative expenses for the Company as if SPFC had been accounted for as an equity investment and ICII's common stock interest in ICIFC had been disposed for all periods presented.

                                     THREE MONTHS ENDED MARCH 31,
                                                1997       1996
                                            --------   --------
                                               (In thousands)
Gain on sale of loans                        $ 8,666    $11,100

Interest income                               49,212     35,257
Interest expense                              28,404     24,068
                                             -------    -------
    Net interest income                       20,808     11,189
    Provision for loan and lease losses        2,870      1,500
                                             -------    -------
Net interest income after provision for
    loan and lease losses                     17,938      9,689

Other income:
    Loan servicing income                      1,280      2,053
    Gain on sale of Servicing rights               -      8,065
    Gain on sale of SPFC stock                 4,306          -
    Loss on sale of investment                  (403)         -
    Equity in net income of SPFC               6,253      6,849
    Other income                               2,255      1,204
                                             -------    -------
Total other income                           $13,691    $18,171
                                             -------    -------
Total revenue                                 40,295     38,960
                                             -------    -------
General and Administrative expense
    Personnel expense                         10,671      9,552
    Amortization of PMSR's and OMSR's             19        718
    Occupancy expense                            907      1,103
    Data processing expense                      427        348
    Net expenses of other real estate owned      757      2,768
    General and Administrative expense         8,353      8,340
                                             -------    -------
Total expenses                               $21,134    $22,829
                                             -------    -------
Income before income taxes, minority
    interest and extraordinary item           19,161     16,131
Income taxes                                   7,976      6,518
Minority interest in income of
    consolidated subsidiaries                    153        997
                                             -------    -------

    Income before extraordinary item          11,032      8,616

Extraordinary item - Loss on early
    extinguishment of debt, net               (3,995)         -
                                             -------    -------
    Net income                               $ 7,037    $ 8,616
                                             =======    =======


REVENUES

     Total revenues for the Company during the first quarter ended March 31, 1997 were $40.3 million, a decrease of $3.9 million or 8.9% from the $44.2 million reported for the same period in 1996.

Gain on sale/Loan & Lease  Securitization and sales

  Gain on sale of loans and leases decreased $13.0 million to $8.7 million during the first quarter of 1997 from $21.7 million for the same period last year. The decrease in gain on sale of loans and leases was primarily attributable to the deconsolidation of SPFC and ICIFC, partially offset by an increase in gain on sale of leases for IBC.


Loan and Lease Originations

  During the first quarter ending March 31, 1997, the Company originated $275.8 million in loans and leases as compared to $562.8 million for the same period last year. The decrease in originations for the quarter ending March 31, 1997 as compared to the same period last year primarily resulted from the deconsolidation of SPFC and the inclusion of ICII's loan originations prior to the Company's exit from the mortgage banking business during the quarter ended March 31, 1996. Excluding SPFC's and ICII's loan originations from the same period last year, originations would have increased $95.2 million when comparing the first quarter 1997 to the same period last year.

  During the first quarter ending March 31, 1997, the Company originated loans/leases at SPTL, IBC, FMAC and ICII of $96.2 million, $30.1 million, $133.4 million and none, as compared to $65.7 million, $100.5 million, $14.4 million and $297.3 million, respectively, for the same period last year. Originations for the quarter ending March 31, 1997 for the newly acquired AMN since the date of acquisition were $16.1 million.


Interest Income and Expense

  Interest income decreased $308,000 to $49.2 million for the first quarter of 1997 from $49.5 million for the same period last year. The decrease in interest income was primarily attributable to the deconsolidation of SPFC and ICIFC for the quarter ending March 31, 1997. Excluding interest income for SPFC and ICIFC from the first quarter of 1996, interest income increased by $13.9 million for the quarter ending March 31, 1997, when compared to the same period last year. The increase in interest on loans was primarily attributable to an overall increase in the yield on outstanding loan and lease products.

  Interest expense decreased $8.4 million to $28.4 million for the first quarter of 1997 from $36.8 million for the same period last year. The decrease in interest expense primarily resulted from the deconsolidation of SPFC and ICIFC for the quarter ending March 31, 1997, partially offset by higher borrowing costs and increased outstanding average balances of warehouse lines of credit. Excluding interest expense for SPFC and ICIFC from the first quarter of 1996, interest expense for the current period ending March 31, 1997 increased $4.3 million, when comparing to the same period last year.

Net Interest Income and Margin

  Net interest income and margin continued to improve for the first quarter of 1997. Net interest income increased by $8.1 million to $20.8 million for the first quarter 1997 from $12.7 million for the same period last year. Excluding net interest income for SPFC and ICIFC from the first quarter of 1996, net interest income increased by $9.6 million for the quarter ending March 31, 1997, when compared to the same period last year. Net interest margin at SPTL increased to 4.28% for the first quarter 1997, an increase of 60 basis points from the same period last year.

   The improvement in SPTL's net interest margin is primarily the result of the Company's emphasis on the origination of higher yielding loan and lease products.


SALE OF SPFC STOCK

   During the three months ended March 31, 1997, the Company sold 370,000 shares of its common stock in SPFC. As a result of the sale, the Company recorded a pre tax gain of $4.3 million.


OTHER INCOME ITEMS

   Loan servicing income totaled $1.3 million for the first quarter of 1997 as compared to income of $2.0 million for the same period last year. The decrease in loan servicing income was primarily attributable to two factors: the sale of substantially all of the Company's residential conforming mortgage loan servicing portfolio in the first quarter of 1996, and continuing foreclosure and liquidation costs associated with servicing the remaining residential conforming mortgage loan portfolio.

   During the prior year's quarter ended March 31, 1996, mortgage loan servicing rights relating to $2.6 billion of loans were sold resulting in a gain on sale of servicing rights of $8.1 million as compared to no sale of servicing rights for the current quarter ended March 31, 1997.

   Other income totaled $2.3 million during the first quarter of 1997 as compared to $1.2 million for the same period in 1995. Other income includes fee income generated from the Company's advisory contract with Imperial Credit Mortgage Holdings, Inc. (AMEX symbol: IMH) during the quarter.


EXPENSES

   Total expenses for the Company during the quarter ended March 31, 1997 were $21.1 million, a decrease of $6.1 million from the $27.2 million reported for the same period in 1996. The decrease was primarily attributable to the deconsolidation of SPFC and ICIFC. Excluding total expenses for SPFC and ICIFC from the first quarter of 1996, total expenses decreased by $1.4 million for the quarter ending March 31, 1997, when compared to the same period last year. This decrease primarily resulted from the Company's exit from the mortgage banking business in 1996.

   Personnel expenses decreased to $10.7 million for the three months ended March 31, 1997 as compared to $12.4 million for the same period of the previous year. This decrease was primarily the result of the deconsolidation of SPFC and ICIFC. Excluding personnel expenses for SPFC and ICIFC from the three months ended March 31, 1996, personnel expense increased from $9.6 million to $10.7 million for the quarter ending March 31, 1997. The increase in personnel expense excluding SPFC and ICIFC results from the Company's acquisition and expansion activities throughout 1996 and during the first quarter of 1997.

   Amortization of PMSR's and OMSR's decreased to $19,000 for the three months ended March 31, 1997 as compared to $718,000 for the same period last year. The decrease was primarily the result of the deconsolidation of SPFC and ICIFC and from the sale in the prior years quarter ending March 31, 1996 of substantially all of the Company's servicing rights on conforming residential mortgage loans generated by the former mortgage banking operations.

   Occupancy expense decreased to $907,000 for the three months ended March 31, 1997 as compared to $1.3 million for the same period of the previous year. The decrease primarily results from the deconsolidation of SPFC and ICIFC and from the Company's exit from the mortgage banking business in 1996.

   Net expenses of OREO decreased to $757,000 for the three months ended March 31, 1997 as compared to $2.8 million for the same period last year. The decrease in net expense of OREO was primarily the result of reduced levels of OREO writedowns on the existing OREO properties.

   In the prior year's quarter ending March 31, 1996, the Company recorded a $3.8 million restructuring charge representing the costs anticipated to be incurred in connection with the Company's exit from the conforming mortgage business. For the period ending March 31, 1997, there was no additional restructuring charge required.

   All other general and administrative expenses, including the Federal Deposit Insurance Corporation ("FDIC") insurance premium, data processing, professional services, and telephone and other communications expense, increased to $8.8 million for the three months ended March 31, 1997 as compared to $6.1 million for the same period last year. Excluding SPFC and ICIFC for the quarter ending March 31, 1996, such expenses were $4.9 million in the prior year. The overall increase in general and administrative expenses was primarily attributable to the Company's acquisition and expansion activities throughout 1996 and during the first quarter of 1997.


ASSET QUALITY

 Loan loss provision and Nonaccrual Loans and Leases

   As a result of the growth in the loan portfolio and the change in its product mix, the Company continued to add to the allowance for loan and lease losses. The provision for loan and lease losses increased $1.4 million to $2.9 million for the first quarter of 1997 from $1.5 million for the same period last year. The increase in the loan and lease loss provision for the first quarter of 1997 was primarily the result of the continuing change in the composition of the Company's investment loan portfolio to higher yielding loan products. Nonaccrual loans and leases as of March 31, 1997 and December 31, 1996 remained essentially stable at $51.6 million and $50.1 million or 4.98% and 4.60% of gross loans held for investment, respectively.

   The balance of nonaccrual loans relating to the former mortgage banking operations included $19.6 million and $19.9 million of loans for March 31, 1997 and December 31, 1996, respectively. The Company periodically reviews the allowance for loan and lease losses in connection with the overall loan and lease portfolio. Based on the Company's charge-off experience and relatively stable nonaccrual loans, the current balance of the allowance for loan and lease losses is sufficient in relation to the amount of risk in the loan and lease portfolio. The Company believes that the allowance for loan and lease losses is adequate.

The Company's activity in the allowance for loan and lease losses was as follows:

                                                              FOR THE
                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                        ---------------------
                                                          1997        1996
                                                        ---------   ---------
                                                            (IN THOUSANDS)
BEGINNING BALANCE AS OF-DECEMBER 31, 1996 AND 1995...    $19,999     $13,729
Provision for loan and lease losses..................      2,870       1,500
Business acquisitions................................      4,864           -
Lease sales..........................................     (2,000)          -
Deconsolidation of ICIFC.............................       (687)          -
                                                         -------     -------
                                                          25,046      15,229
                                                         -------     -------
LOANS CHARGED OFF
Mortgage.............................................       (591)       (464)
Multifamily..........................................       (161)       (836)
Commercial...........................................        (36)         (3)
Leases...............................................       (677)       (370)
Consumer.............................................       (557)       (248)
                                                         -------     -------
TOTAL................................................     (2,022)     (1,921)
                                                         -------     -------

RECOVERIES ON LOANS PREVIOUSLY CHARGED OFF
Mortgage.............................................         61          25
Leases...............................................        175           -
Consumer.............................................         50           3
                                                         -------     -------
TOTAL................................................        286          28
                                                         -------     -------

Net charge-offs......................................     (1,736)     (1,893)
                                                         -------     -------

ENDING BALANCE AS OF  MARCH 31, 1997 AND 1996........    $23,310     $13,336
                                                         =======     =======



  Loans held for investment consisted of the following at March 31, 1997 and December 31, 1996:

                                         MARCH 31, 1997     DECEMBER 31, 1996
                                         --------------     -----------------
                                                    (IN THOUSANDS)
 Loans secured by real estate:
 Single Family 1-4                         $  339,597           $  375,476
 Multi-Family                                      --                2,527
 Commercial                                     4,522               11,011
                                           ----------           ----------
                                              344,119              389,014
 Leases                                         9,548               99,717
 Installment loans                             59,517               34,248
 Franchise loans                              118,385              115,910
 Asset based loans                            314,063              288,528
 Commercial                                   204,893              173,932
                                           ----------           ----------
  Total                                     1,050,525            1,101,349
 Unearned income                               (7,305)              (6,336)
 Deferred loan fees                            (6,551)              (6,415)
                                           ----------           ----------
  Total                                     1,036,669            1,088,598
 Allowance for loan losses                    (23,310)             (19,999)
                                           ----------           ----------
  Total                                    $1,013,359           $1,068,599
                                           ==========           ==========


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

     The following table sets forth the amount of non performing assets attributable to the Company's former mortgage banking operations and to all of its other lending activities.

                                                   AT MARCH 31,           AT DECEMBER 31,
                                                      1997                     1996
                                            ----------------------    -----------------------
                                                          FORMER                    FORMER
                                            ALL OTHER    MORTGAGE     ALL OTHER    MORTGAGE
                                             LENDING      BANKING      LENDING      BANKING
                                            ACTIVITIES  OPERATIONS    ACTIVITIES   OPERATIONS
                                            ----------  ----------    ----------   ----------
                                                             (IN THOUSANDS)
Nonaccrual loans:
    One to four family.................     $   24,497  $   19,616    $   24,711   $   19,928
    Commercial property................          2,153          --         3,052           --
    Multi-family property..............          1,967          --         1,421           --
    Leases and installment.............          3,384          --           997           --
                                            ----------  ----------    ----------   ----------
Total nonaccrual loans.................         32,001      19,616        30,181       19,928
Other real estate owned:
    One to four family.................          8,840       2,601         6,639        3,508
    Commercial property................          2,436          --         1,200           --
    Multi-family property..............            516          --          867            --
                                            ----------  ----------    ----------   ----------
Total other real estate owned..........         11,792       2,601         8,706        3,508
Loans with modified terms:.............
    One to four family.................            800          --           800           --
    Commercial property................             --          --           456           --
    Multi-family property..............             --          --            --           --
                                            ----------  ----------    ----------   ----------
Total loans with modified terms........            800          --         1,256           --

Total non performing assets............     $   44,593  $   22,217    $   40,143   $   23,436
                                            ==========  ==========    ==========   ==========

Total loans and OREO...................      1,839,565      36,325     2,015,031      40,955

Total NPA's as a percentage of
   Loans and OREO......................          2.42%      61.16%         1.99%      57.22%


     There are no loans over 90 days past due accruing interest at March 31, 1997 or December 31, 1996, respectively.

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

     Loans deemed by management to be uncollectible are charged to the allowance for loan and lease losses. Recoveries on loans previously charged off are credited to the allowance. Provisions for loan and lease losses are charged to expense and credited to the allowance in amounts deemed appropriate by management based upon its evaluation of the known and inherent risks in the loan portfolio. Future additions to the allowance for loan losses may be necessary.

INFLATION

     The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with Generally Accepted Accounting Principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Inflation affects the Company primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for loans and a borrower's ability to qualify for mortgage financing in a purchase transaction may be adversely affected. During periods of decreasing interest rates borrowers are more likely to refinance their existing loans which may negatively impact the Company's investments in capitalized excess servicing assets.


REGULATORY MATTERS

 SPTL's Capital Ratios

     The following table presents SPTL's actual capital ratios and the corresponding minimum and well capitalized capital ratio requirements under the
(i) California Leverage limitation, (ii) FDIC Risk-based Capital and Tier 1 Capital regulations and (iii) the FDIC Leverage ratio regulation as of March 31, 1997.

                                                                      MINIMUM        WELL CAPITALIZED
                                                  ACTUAL            REQUIREMENT         REQUIREMENT
                                             ----------------    ----------------    ----------------
                                             AMOUNT     RATIO    AMOUNT     RATIO    AMOUNT     RATIO
                                             ------     -----    ------     -----    ------     -----
                                                       (IN THOUSANDS EXCEPT FOR RATIO DATA)
California Leverage Limitation...           $140,069   11.58%   $ 60,490    5.00%   $    --       --%
Risk-based Capital...............            176,987   12.13%    116,759    8.00%    145,949   10.00%
Risk-based Tier 1 Capital........            125,047    8.57%     58,380    4.00%     87,569    6.00%
FDIC Leverage Ratio..............            125,047    8.61%     58,065    4.00%     72,581    5.00%

     On September 30, 1996 SPTL entered into a Memorandum of Understanding with the FDIC and the Department of Corporations. This agreement requires that SPTL shall (i) have and retain qualified management, (ii) adopt and implement comprehensive risk management policies, programs and systems, (iii) take all reasonable and good faith steps to ensure future compliance with all applicable laws and regulations, (iv) develop a credit review program, (v) update the lending, investments and audit policies, and (vi) provide quarterly progress reports to the FDIC and the Department of Corporations. This agreement will remain in effect until terminated by the FDIC. As of March 31, 1997, SPTL's Management believes that it has completed a significant portion of the terms and conditions of the agreement.

LIQUIDITY AND CAPITAL RESOURCES

 Senior Note Offering/Repurchase of Debt

     During the first quarter of 1997, the Company completed a cash tender offer and consent solicitation for all $90 million principal amount of its 9.75% Senior Notes due 2004 at $1,040 per Senior Note. In January 1997, the Company successfully completed a 9.875% Senior Note offering due 2007, totaling $200.0 million. A portion of the proceeds from the offering was used to repurchase $69.8 million of the outstanding 9.75% Senior Notes. The remaining proceeds will be used to make capital contributions to subsidiaries, strategic acquisitions, investments, and for general corporate purposes. The effective interest rate on the tendered notes was approximately 10.8% after amortization of original issue discount and deferred bond issue costs. The effective interest rate on the new notes is approximately 10.4% after the amortization of deferred bond issue costs. The effective interest rate on the new notes is approximately 10.4% after the amortization of deferred bond issue costs. The Company engaged in the tender offer and new issuance in order to obtain a more favorable debt covenant package, and to raise new capital to support its growing businesses.

     The Company's principal liquidity requirements result from the need for the Company to fund mortgage loans originated or acquired for purposes of sale or investment. In addition, the Company, as a loan servicer, requires funding to make advances of delinquent principal and interest payments and escrow balances, and as basic working capital.

      SPTL obtains the necessary liquidity to fund its own lending activities through deposits and, if necessary through borrowings from the FHLB. At March 31, 1997 and December 31, 1996, SPTL had available lines of credit from the FHLB equal to $85.5 million and $212.7 million, respectively. The FHLB advances are secured by the investment in stock of FHLB and certain real estate loans with a carrying value of $348.8 million and $228.5 million at March 31, 1997 and December 31, 1996, respectively. The highest FHLB advance outstanding during the quarter ending March 31, 1997 was $140.5 million, with an average outstanding balance of $98.9 million. The outstanding balance of FHLB advances was $79.5 million at March 31, 1997. Since December 31, 1991, SPTL has increased its deposits as necessary so that deposits, together with cash, liquid assets and FHLB borrowings have been sufficient to provide the funding for its loans held for sale and investment. During the three months ended March 31, 1997, SPTL's deposit portfolio which consists mostly of certificate accounts increased approximately $100 million to $1.2 billion from $1.1 billion at December 31, 1996.

     SPTL has been able to acquire new deposits through its local marketing strategies as well as domestic money markets. Additionally, SPTL maintains liquidity in the form of cash and interest bearing deposits with financial institutions. SPTL tracks on a daily basis all new loan applications by office and, based on historical closing statistics, estimates expected fundings. Cash management systems at SPTL allow SPTL to anticipate both funding and sales and adjust deposit levels and short-term investments against the demands of the Company's lending activities.

   The Company has an ongoing need for capital to finance its lending activities. This need is expected to increase as the volume of the Company's loan and lease originations and acquisitions increases. The Company's primary cash requirements include the funding of (i) loan and lease originations and acquisitions pending their pooling and sale, (ii) points and expenses paid in connection with the acquisition of wholesale loans, (iii) fees and expenses incurred in connection with its securitization programs, (iv) overcollateralization or reserve account requirements in connection with loans and leases pooled and sold, (v) ongoing administrative and other operating expenses, (vi) interest and principal payments under ICII's $220 million principal amount of Senior Notes due 2004 and 2007 (the "Notes") and (vii) the costs of the Company's warehouse credit and repurchase facilities with certain financial institutions. The Company has financed its activities through repurchase facilities, warehouse lines of credit from financial institutions, including SPTL, public offerings of capital stock of ICII and SPFC, the issuance of the Notes, the issuance of convertible securities, and securitizations. The Company believes that such sources will be sufficient to fund the Company's liquidity requirements for the foreseeable future. Any future financing may involve the issuance of additional Common Stock or other securities, including securities convertible into or exercisable for Common Stock.

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

   In a securitization, the Company recognizes a gain on sale of the loans or leases securitized upon the closing of the securitization, but does not receive all of the cash representing such gain until it receives the excess servicing fees, which are payable over the actual life of the loans or leases securitized. As a result, such transactions may not generate cash flows to the Company for an extended period.

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

  The Company is dependent upon its ability to access warehouse credit and repurchase facilities, in addition to its ability to continue to pool and sell loans and leases in the secondary market, in order to fund new originations and purchases. The Company has warehouse lines of credit and repurchase facilities under which it had available an aggregate of approximately $195.1 million in financing at March 31, 1997. The Company expects to be able to maintain existing warehouse lines of credit and repurchase facilities (or to obtain replacement or additional financing) as current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms. To the extent that the Company is unable to arrange new warehouse lines of credit and repurchase facilities, the Company may have to curtail its loan origination and purchasing activities, which could have a material adverse effect on the Company's operations and financial position.

The Company believes that SPTL, together with liquidity available at ICII and its subsidiaries, will adequately fund the Company's lending activities. Under applicable regulations, dividends and loans from SPTL to ICII and its other subsidiaries are subject to various limitations. Since December 31, 1992, ICII's liquidity needs have included $51 million to make capital contributions to SPTL. The combination of cash from operations, including servicing sales, and the net proceeds received by the Company from its Senior Note offerings have allowed the Company to meet its required liquidity needs for 1995 and 1996. These available sources, in addition to the proceeds received from the Company's secondary stock offering in April, 1996 and the completion of the Company's offering of SPFC stock in June, 1996 have allowed the Company to meet the capital resource needs for at least the next 12 months.

ISSUANCE OF NEW ACCOUNTING STANDARDS

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share". SFAS 128 supersedes APB Opinion No. 15, "Earnings per Share" ("APB 15") and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS will replace the presentation of primary EPS with a presentation of basic EPS, and fully diluted EPS with diluted EPS. SFAS 128 will also require dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator of the diluted EPS computation. This statement shall be effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company has determined that this statement will have no significant impact on the financial position, or results of operations, or income per share for 1997.

  In February 1997,the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure". This statement requires disclosures about capital structures that had been included in a number of previously existing separate statements and opinions. SFAS 129 requires an entity to explain, in summary form within the financial statements, pertinent rights and privileges of the various securities outstanding such as; dividend and liquidation preferences, participation rights, call prices and dates, conversion or exercise prices or rates and pertinent dates, sinking fund requirements, unusual voting rights and significant terms of contracts to issue additional shares. An entity is also to disclose within the financial statements the number of shares issued upon conversion, exercise, or satisfaction of required conditions during at least the most recent annual period. In addition, with respect to preferred stock, an entity is to disclose within the financial statements; liquidation preferences of the stock, the aggregate or per share amounts at which preferred stock may be called or subject to redemption and the aggregate and per-share amount of arrearages in cumulative preferred dividends. This statement shall be effective for the financial statements for both interim and annual periods ending after December 15, 1997. At this time the Company has determined that this Statement will have no significant impact on its financial position or results of operations for 1997.

                           PART II OTHER INFORMATION
                                ITEM 6 EXHIBIT

                       IMPERIAL CREDIT INDUSTRIES, INC.
             STATEMENT REGARDING COMPUTATION OF EARNING PER SHARE
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   QUARTER ENDED    QUARTER ENDED
                                                                   MARCH 31, 1997   MARCH 31, 1996
                                                                   --------------   --------------
PRIMARY EARNINGS PER SHARE:
---------------------------
Income before extraordinary items                                     $    11,032      $     8,616
                                                                      -----------      -----------
Extraordinary item - Early extinguishment of debt,
                      net of income taxes                                  (3,995)              --
                                                                      -----------      -----------
Net income                                                            $     7,037      $     8,616
                                                                      ===========      ===========
Average number of shares outstanding                                       38,418           32,128

Net effect of dilutive stock options- based on treasury stock
    method using average market price                                       2,467            3,143
                                                                      -----------      -----------

      Total average shares                                                 40,885           35,271
                                                                      ===========      ===========

PRIMARY EARNINGS PER SHARE:
---------------------------
Income before extraordinary item                                      $      0.27      $      0.24
                                                                      -----------      -----------

Extraordinary item - Loss on early extinguishment of debt, net
                      of income taxes                                       (0.10)              --
                                                                      -----------      -----------
Net income per common share                                           $      0.17      $      0.24
                                                                      ===========      ===========

FULLY DILUTED EARNINGS PER SHARE:
---------------------------------
Income before extraordinary item                                      $    11,032      $     8,616
                                                                      -----------      -----------
Extraordinary item - Loss on early extinguishment of debt,
                      net of income taxes                                  (3,995)              --
                                                                      -----------      -----------
Net Income                                                            $     7,037      $     8,616
                                                                      ===========      ===========

Average number of shares outstanding                                       38,418           32,128

Net effect of dilutive stock options- based on treasury stock
    method using average market price                                       2,467            3,233
                                                                      -----------      -----------

Total average shares                                                       40,885           35,361
                                                                      ===========      ===========

FULLY DILUTED EARNINGS PER SHARE:
---------------------------------
Income before extraordinary item                                      $      0.27      $      0.24
                                                                      -----------      -----------
Extraordinary item - Loss on early extinguishment of debt,
                      net of income taxes                                   (0.10)              --
                                                                      -----------      -----------
Net Income                                                            $      0.17      $      0.24
                                                                      ===========      ===========

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    IMPERIAL CREDIT INDUSTRIES, INC.



Date:  May 14, 1997                 By: /s/ Kevin Villani
                                        --------------------------------
                                        Kevin Villani
                                        Executive Vice President and CFO