Form 10-Q
period 1997-06-30
IMPERIAL CREDIT INDUSTRIES INC
filed 1997-08-14
CIK 883811

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                        COMMISSION FILE NUMBER: 0-19861

                        IMPERIAL CREDIT INDUSTRIES, INC.

              CALIFORNIA                             95-4054791
   (STATE OR OTHER JURISDICTION OF      (IRS EMPLOYER IDENTIFICATION NUMBER)
    INCORPORATION OR ORGANIZATION)

                23550 HAWTHORNE BOULEVARD, BUILDING 1, SUITE 110
                           TORRANCE, CALIFORNIA 90505
                                 (310) 791-8020

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X   No [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

                    CLASS                           SHARES OUTSTANDING AT AUGUST 1, 1997
                    -----                           ------------------------------------
         Common Stock, no par value                              38,694,236

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       IMPERIAL CREDIT INDUSTRIES, INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS

                        PART I -- FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
 ITEM 1.   FINANCIAL STATEMENTS
           Consolidated Balance Sheets--June 30, 1997 and December 31,
            1996.........................................................     2
           Consolidated Statements of Income--Three and six months ended
            June 30, 1997 and 1996.......................................     3
           Consolidated Statements of Cash Flows--Six months ended June
            30, 1997 and 1996............................................     4
           Consolidated Statement of Changes in Shareholders' Equity--Six
            months ended June 30, 1997...................................     5
           Notes to Consolidated Financial Statements....................     6
 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS....................................    12

                          PART II--OTHER INFORMATION

 ITEMS 1-5 NOT APPLICABLE
 ITEM 6.   EXHIBIT--STATEMENT REGARDING COMPUTATION OF EARNINGS PER
           SHARE.........................................................    28
           SIGNATURES....................................................    29

FORWARD LOOKING STATEMENTS

  When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

ITEM 1. FINANCIAL STATEMENTS

                        IMPERIAL CREDIT INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         JUNE 30,  DECEMBER 31,
                                                           1997        1996
                                                        ---------- ------------
                        ASSETS
                        ------
Cash................................................... $   20,550  $   74,247
Interest bearing deposits..............................    241,285       3,369
Investment in Federal Home Loan Bank stock.............      8,713      17,152
Trading securities, at market..........................     37,408      25,180
Securities available for sale, at market...............     45,134      59,116
Securities held for investment.........................      2,647         --
Loans held for sale....................................    573,965     940,096
Loans held for investment, net.........................  1,120,066   1,068,599
Purchased and originated servicing rights..............      6,504      14,887
Capitalized excess servicing fees receivable...........        --       23,142
Retained interest in loan and lease securitizations....     34,327      49,548
Interest-only and residual certificates................        --       87,017
Accrued interest receivable............................     13,489      13,847
Premises and equipment, net............................      9,404      12,442
Other real estate owned, net...........................     16,954      12,214
Goodwill...............................................     47,683      38,491
Investment in Southern Pacific Funding Corporation.....     54,941         --
Other assets...........................................     44,666      31,292
                                                        ----------  ----------
    Total assets....................................... $2,277,736  $2,470,639
                                                        ==========  ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Deposits............................................... $1,260,991  $1,069,184
Borrowings from Federal Home Loan Bank.................        --      140,500
Other borrowings.......................................    358,129     694,352
Remarketed Par Securities..............................     70,000         --
Senior Notes...........................................    219,792      88,209
Convertible subordinated debentures....................        --       75,000
Accrued interest payable...............................     22,542      14,034
Accrued income taxes payable...........................     32,815      55,327
Minority interest in consolidated subsidiaries.........      6,048      54,936
Other liabilities......................................     43,389      39,589
                                                        ----------  ----------
Total liabilities......................................  2,013,706   2,231,131
                                                        ----------  ----------
Shareholders' equity:
  Preferred stock, 8,000,000 shares authorized; none
   issued or outstanding...............................        --          --
  Common stock, no par value. Authorized 80,000,000
   shares; 38,693,876 and 38,291,112 shares issued and
   outstanding at June 30, 1997 and December 31, 1996,
   respectively........................................    147,208     145,521
  Retained earnings....................................    110,087      88,977
  Unrealized gain on securities available for sale,
   net.................................................      6,735       5,010
                                                        ----------  ----------
    Total shareholders' equity.........................    264,030     239,508
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $2,277,736  $2,470,639
                                                        ==========  ==========

          See accompanying notes to consolidated financial statements

                        IMPERIAL CREDIT INDUSTRIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               THREE MONTHS      SIX MONTHS
                                              ENDED JUNE 30,   ENDED JUNE 30,
                                              ---------------  ----------------
                                               1997    1996     1997     1996
                                              ------- -------  -------  -------
REVENUE:
  Gain on sale of loans and leases........... $28,558 $19,166  $37,224  $40,877
  Interest on loans..........................  53,512  43,089   96,442   88,282
  Interest on investments....................   1,129     204    6,754    2,389
  Interest on other finance activities.......     734   1,067    1,391    3,209
                                              ------- -------  -------  -------
    Total interest income....................  55,375  44,360  104,587   93,880
  Interest expense...........................  31,652  30,955   60,056   67,738
                                              ------- -------  -------  -------
    Net interest income......................  23,723  13,405   44,531   26,142
  Provision for loan and lease losses........   5,736   2,025    8,606    3,525
                                              ------- -------  -------  -------
  Net interest income after provision for
   loan and lease losses.....................  17,987  11,380   35,925   22,617
                                              ------- -------  -------  -------
  Loan servicing income (expense)............   2,170    (448)   3,450    1,562
  (Loss) gain on sale of servicing rights....     --     (257)     --     7,808
  Gains on sale of Southern Pacific Funding
   Corporation stock.........................     --   62,007    4,306   62,007
  Loss on sale of securities.................     --      --      (403)     --
  Equity in net income of Southern Pacific
   Funding Corporation.......................   6,678     --    12,931      --
  Other income...............................   2,112   4,284    4,367    5,485
                                              ------- -------  -------  -------
    Total other income.......................  10,960  65,586   24,651   76,862
                                              ------- -------  -------  -------
      Total revenue..........................  57,505  96,132   97,800  140,356
                                              ------- -------  -------  -------
EXPENSES:
  Personnel expense..........................  12,433  10,967   23,104   23,402
  Amortization of PMSR's and OMSR's..........     206     114      225      832
  Occupancy expense..........................     983     950    1,890    2,270
  Data processing expense....................     378     575      805      930
  Net expenses of other real estate owned....   3,480   1,218    4,237    3,986
  Professional services......................   3,615   2,535    6,203    3,681
  FDIC insurance premiums....................     --      --       --        45
  Telephone and other communications.........     754     619    1,183    1,525
  Restructuring provision--
    Exit from mortgage banking operations....     --      --       --     3,800
  General and administrative expense.........   7,215   3,674   12,551    7,349
                                              ------- -------  -------  -------
      Total expenses.........................  29,064  20,652   50,198   47,820
                                              ------- -------  -------  -------
  Income before income taxes, minority
   interest and extraordinary item...........  28,441  75,480   47,602   92,536
  Income taxes...............................   9,866  30,868   17,843   37,769
  Minority interest in income of consolidated
   subsidiaries..............................   4,502   1,571    4,654    3,110
                                              ------- -------  -------  -------
  Income before extraordinary item...........  14,073  43,041   25,105   51,657
                                              ------- -------  -------  -------
  Extraordinary item--Loss on early
   extinguishment of debt, net of income
   taxes.....................................     --      --    (3,995)     --
                                              ------- -------  -------  -------
  Net income................................. $14,073 $43,041  $21,110  $51,657
PRIMARY AND FULLY DILUTED INCOME PER SHARE:
  Income before extraordinary item........... $  0.35 $  1.11  $  0.62  $  1.39
  Extraordinary item--Loss on early
   extinguishment of debt, net of income
   taxes.....................................     --      --     (0.10)     --
                                              ------- -------  -------  -------
  Net income per common share................ $  0.35 $  1.11  $  0.52  $  1.39
                                              ======= =======  =======  =======

          See accompanying notes to consolidated financial statements

                        IMPERIAL CREDIT INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              SIX MONTHS ENDED SIX MONTHS ENDED
                                               JUNE 30, 1997    JUNE 30, 1996
                                              ---------------- ----------------
                                                       (IN THOUSANDS)
Cash flows from operating activities:
 Net income.................................     $  21,110        $  51,657
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Provision for loan and lease losses........         8,606            3,525
 Restructuring provision--exit from mortgage
  banking operations........................                          3,800
 Depreciation...............................         2,278            1,958
 Amortization...............................         1,722            1,735
 Accretion of discount......................        (1,391)          (3,209)
 Gain on sale of Southern Pacific Funding
  Corporation stock.........................        (6,151)         (62,007)
 Gain on sale of servicing rights...........           --            (7,808)
 Gain on sale of loans and leases...........       (37,224)         (40,877)
 Equity in net earnings of Southern Pacific
  Funding Corp..............................       (12,931)             --
 Loss on sale of OREO.......................         3,384            1,988
 Writedowns on other real estate owned......           147            2,088
 Net change in retained interest in loan and
  lease securitizations.....................        15,221              --
 Net change in loans held for sale..........       402,164          399,897
 Net change in interest only and residual
  certificates..............................        87,017              --
 Net change in securities held for
  investment................................        (2,647)             --
 Net change in capitalized excess servicing.        23,142              --
 Net change in trading securities...........       (12,228)             --
 Net change in other assets.................         3,688          (18,857)
 Net change in other liabilities............         1,974           23,430
                                                 ---------        ---------
Net cash provided by operating activities...       497,881          357,320
                                                 ---------        ---------
Cash flows from investing activities:
 Net change in interest bearing deposits....      (237,916)         137,300
 Purchase of servicing rights...............           --            (4,500)
 Proceeds from sale of servicing rights.....           --            19,097
 Proceeds from sale of other real estate
  owned.....................................         1,027            3,249
 Purchase of securities available for sale..           --          (154,777)
 Sale of securities available for sale......        15,176          242,238
 Net change in loans held for investment....       (68,180)         (85,021)
 Purchases of premises and equipment........        (3,130)          (2,759)
 Net change in investment in Southern
  Pacific Funding Corporation...............       (42,010)             --
 Proceeds from sale of SPFC stock...........         6,151           36,362
 Sales of Federal Home Loan Bank stock......         8,439              --
 Cash utilized for acquisitions.............       (14,699)             --
                                                 ---------        ---------
Net cash provided (used in) by investing
 activities.................................      (335,142)         191,189
                                                 ---------        ---------
Cash flows from financing activities:
 Net change in deposits.....................       191,807         (103,765)
 Advances from Federal Home Loan Bank.......        30,000          470,000
 Repayments of advances from Federal Home
  Loan Bank.................................      (170,500)        (365,000)
 Net change in convertible subordinated
  debentures................................       (75,000)             --
 Net change in other borrowings.............      (335,994)        (465,848)
 Proceeds from offering of Senior Notes due
  2007......................................       194,500              --
 Repayment of Senior Notes due 2004.........       (73,241)             --
 Proceeds from offering of Remarketed Par
  Securities................................        70,000              --
 Repayment of bonds.........................           --          (111,995)
 Net change in minority interest............       (48,888)          37,509
 Issuance of common stock...................           --            59,229
 Proceeds from resale of Senior Notes.......           --             7,615
 Proceeds from exercise of stock options....           880            1,358
                                                 ---------        ---------
Net cash used in financing activities.......      (216,436)        (470,897)
                                                 ---------        ---------
Net change in cash..........................       (53,697)          77,612
Cash at beginning of year...................        74,247           39,166
                                                 ---------        ---------
Cash at end of period.......................     $  20,550        $ 116,778
                                                 =========        =========
Supplemental disclosure of cash flow
 information:
 Income taxes paid during the period........     $  11,977        $   8,468
 Interest paid during the period............        51,548           67,413

          See accompanying notes to consolidated financial statements

                        IMPERIAL CREDIT INDUSTRIES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                         UNREALIZED
                                                           GAIN ON
                           NUMBER OF                     SECURITIES       TOTAL
                            SHARES     COMMON  RETAINED   AVAILABLE   SHAREHOLDERS'
                          OUTSTANDING  STOCK   EARNINGS FOR SALE, NET    EQUITY
                          ----------- -------- -------- ------------- -------------
Balance, December 31,
 1996...................    38,291    $145,521 $ 88,977    $5,010       $239,508
Exercise of stock
 options................       403         880      --        --             880
Tax benefit from
 exercise of stock
 options................       --          807      --        --             807
Net change in unrealized
 gain on securities
 available for sale.....       --          --       --      1,725          1,725
Net income for period...       --          --    21,110       --          21,110
                            ------    -------- --------    ------       --------
Balance, June 30, 1997..    38,694    $147,208 $110,087    $6,735       $264,030
                            ======    ======== ========    ======       ========



          See accompanying notes to consolidated financial statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. ORGANIZATION

  Imperial Credit Industries, Inc. (the "Company" or "ICII"), incorporated in 1986 in the State of California, is 23.9% owned by Imperial Bank. Since its initial capitalization in 1991 by Imperial Bank, the Company has transformed itself from a full service mortgage banking operation to a diversified commercial and consumer finance holding company.

  The consolidated financial statements include ICII, its wholly owned subsidiaries and a majority owned consolidated subsidiary (collectively the "Company"). The wholly owned operating subsidiaries include Southern Pacific Thrift and Loan Association ("SPTL"), Imperial Business Credit, Inc. ("IBC"), Imperial Credit Advisors, Inc. ("ICAI") and Auto Marketing Network, Inc. ("AMN"). The majority-owned consolidated subsidiary is Franchise Mortgage Acceptance Company, LLC ("FMAC"). FMAC is owned two-thirds by the Company and one-third by the President of FMAC. The Company also has a 47.0% ownership interest in Southern Pacific Funding Corporation ("SPFC") (NYSE: SFC). The Company accounts for this investment using the equity method of accounting. All material intercompany balances and transactions have been eliminated.

2. DECONSOLIDATION OF SOUTHERN PACIFIC FUNDING CORPORATION AND ICI FUNDING CORPORATION

  During the first quarter of 1997, the Company sold 370,000 shares of the common stock of Southern Pacific Funding Corporation ("SPFC") reducing its ownership of SPFC from 51.2% at December 31, 1996 to 49.4% at March 31, 1997. Therefore, the results of SPFC operations are now accounted for in the Company's financial statements under the equity method of accounting. The equity investment in SPFC is carried at cost adjusted for equity in SPFC's undistributed earnings.

  During the first quarter of 1997, ICII disposed of its common stock interest in ICI Funding Corporation (ICIFC), a subsidiary engaged in mortgage conduit operations for Imperial Credit Mortgage Holdings ("ICMH"). At December 31, 1996, ICII owned 100% of the common stock of ICIFC which represented a 1% economic interest since ICMH (AMEX symbol: IMH) a former subsidiary and now a separate publicly held mortgage real estate investment trust, owned all of the nonvoting preferred stock of ICIFC, which gave ICMH a 99% economic interest in ICIFC. The Company's disposal of its remaining economic interest in ICIFC concluded its exit from the mortgage banking business.

3. BASIS OF PRESENTATION

  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

  The weighted average number of shares including common stock equivalents for the three months ended June 30, 1997 and 1996 was 40,789,101 and 38,904,088 for fully diluted income per share, respectively. The weighted average number of shares including common stock equivalents for the six months ended June 30, 1997 and 1996 was 40,781,613 and 37,176,202 for fully diluted income per share, respectively.

  The weighted average number of shares including common stock equivalents for the three months ended June 30, 1997 and 1996 was 40,622,579 and 38,846,540 for primary income per share, respectively. The weighted average number of shares including common stock equivalents for the six months ended June 30, 1997 and 1996 was 40,768,917 and 37,055,292 for primary income per share, respectively.

5. LOANS HELD FOR SALE

  Loans held for sale consisted of the following at June 30, 1997 and December 31, 1996: (In thousands)

                                                     AT JUNE 30, AT DECEMBER 31,
                                                        1997          1996
                                                     ----------- ---------------
   Loans secured by real estate:
     Single family 1-4..............................  $  6,970      $452,533
     Multi-family...................................   118,894       186,391
     Commercial.....................................    87,554       109,469
                                                      --------      --------
                                                       213,418       748,393

   Leases...........................................    24,723         8,547
   Auto.............................................   127,811           --
   Commercial loans.................................   208,013       183,156
                                                      --------      --------
                                                      $573,965      $940,096
                                                      ========      ========

6. REMARKETED PAR SECURITIES

  During the second quarter, Imperial Credit Capital Trust I ("ICCTI"), a subsidiary of the Company organized for the sole purpose of issuing trust securities, issued $70.0 million of 10.25% Remarketed Par Securities ("ROPES") due June 14, 2002. These securities can be redeemed at par upon their maturity or remarketed as 30 year capital instruments at the Company's option. Under current tax law, the interest payments on these securities are tax-deductible. The proceeds from the offering will be used for capital contributions to subsidiaries, strategic acquisitions, investments and general corporate purposes.

7. SUBSEQUENT EVENTS

  On August 1, 1997, the Company announced that Imperial Credit Commercial Mortgage Investment Corporation ("ICCMIC"), a Maryland corporation that has elected to be treated as a Real Estate Investment Trust, has filed a registration statement with the Securities and Exchange Commission covering a proposed initial public offering of 20,000,000 shares of common stock. All of the shares are being offered by ICCMIC. The net proceeds will be primarily used to purchase initial investments. ICCMIC intends to invest primarily in performing multifamily and commercial loans and in mortgage backed securities. The offering is expected to close in the fourth quarter of 1997.

  During July and August of 1997, the Company sold 500,000 shares of SPFC common stock at an average price per share of $15.11, generating net proceeds of $7.6 million and resulting in a gain of approximately $5 million. This sale reduces the Company's ownership in SPFC stock to 47.0% from 49.4% at March 31, 1997.

  During August 1997, the Company announced that it proposes to make an initial public offering of its subsidiary, FMAC. A registration statement relating to the proposed public offering has not yet been filed with the United States Securities and Exchange Commission. The terms of the securities offered and the amount of the offering have not been disclosed. The offering is expected to close in the fourth quarter of 1997.

8. CONSOLIDATING BALANCE SHEET AND INCOME STATEMENTS

  The following represents summarized consolidating financial information as of June 30, 1997 and December 31, 1996, and for the six months ended June 30, 1997 and for 1996, with respect to the financial position and operations of the Company and its wholly-owned and majority-owned subsidiaries. On January 17, 1997, the Company sold $200 million of 9 7/8% senior notes due 2007. The senior notes are guaranteed by three of the Company's wholly-owned subsidiaries, IBC, ICAI, and AMN (the "Other Guarantor Subsidiaries"), and the Company's 66 2/3% owned subsidiary, FMAC. The non-guarantor subsidiaries are SPTL and ICCTI. Each of the guarantees is full and unconditional and joint and several. The summarized consolidated financial information is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors as management has determined that such information is not material to investors. FMAC has filed a Form 10-Q with the SEC as of and for the quarter ended June 30, 1997. None of the subsidiary guarantors are restricted from making distributions to the Company.

                     CONSOLIDATING CONDENSED BALANCE SHEET

                                 JUNE 30, 1997

                                                OTHER         NON-
                                              GUARANTOR    GUARANTOR
                            ICII      FMAC   SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                          --------  -------- ------------ ------------ ------------ ------------
                                                     (IN THOUSANDS)
         ASSETS
         ------
Cash....................  $   (591) $     15   $  4,960    $   16,166   $     --     $   20,550
Interest bearing
 deposits...............   112,354     2,667        264       126,000         --        241,285
Investments in Federal
 Home Loan Bank stock...       --        --         --          8,713         --          8,713
Investment and trading
 securities.............    33,866     2,581      1,023        46,928         791        85,189
Loans held for sale.....     6,970   207,789    152,534       206,448         224       573,965
Loans held for
 investment, net........   110,719       --      17,276     1,040,146     (48,075)    1,120,066
Purchased and originated
 servicing rights.......       --        --         412         6,092         --          6,504
Retained interest in
 loan and lease
 securitizations........       --      7,002     27,325           --          --         34,327
Investment in
 subsidiaries...........   233,494       --         --            --     (178,553)       54,941
Goodwill................       --      4,571     28,368        14,744         --         47,683
Other assets............    63,562     8,106       (122)       24,670     (11,703)       84,513
                          --------  --------   --------    ----------   ---------    ----------
 Total assets...........  $560,374  $232,731   $232,040    $1,489,907   $(237,316)   $2,277,736
                          ========  ========   ========    ==========   =========    ==========

     LIABILITIES AND
  SHAREHOLDERS' EQUITY
  --------------------
Deposits................  $ (5,606) $    --    $    --     $1,266,597   $     --     $1,260,991
Other borrowings........       --    206,797    161,818        36,050     (46,536)      358,129
Remarketed Par
 Securities.............    72,165       --         --         (2,165)        --         70,000
Senior notes............   219,792       --         --            --          --        219,792
Minority interest in
 consolidated
 subsidiaries...........       749       --         --            --        5,299         6,048
Other liabilities.......    37,065     3,836     34,168        36,252     (12,575)       98,746
                          --------  --------   --------    ----------   ---------    ----------
 Total liabilities......   324,165   210,633    195,986     1,336,734     (53,812)    2,013,706
                          --------  --------   --------    ----------   ---------    ----------
Shareholders' equity:
Common stock............   147,208     5,792     29,224        82,617    (117,633)      147,208
Retained earnings.......    83,314    16,306      6,566        70,556     (66,655)      110,087
Unrealized gain on
 securities available
 for sale...............     5,687       --         264           --          784         6,735
                          --------  --------   --------    ----------   ---------    ----------
 Total shareholders'
  equity................   236,209    22,098     36,054       153,173    (183,504)      264,030
                          --------  --------   --------    ----------   ---------    ----------
 Total liabilities and
  shareholders' equity..  $560,374  $232,731   $232,040    $1,489,907   $(237,316)   $2,277,736
                          ========  ========   ========    ==========   =========    ==========

                     CONSOLIDATING CONDENSED BALANCE SHEET

                               DECEMBER 31, 1996

                                               OTHER         NON-
                                             GUARANTOR    GUARANTOR
                            ICII     FMAC   SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                          -------- -------- ------------ ------------ ------------ ------------
                                                     (IN THOUSANDS)
         ASSETS
         ------
Cash....................  $  5,213 $    --    $  7,973    $   64,926   $  (3,865)   $   74,247
Interest bearing
 deposits...............       --     2,594        163           --          612         3,369
Investments in Federal
 Home Loan Bank stock...       --       --         --         17,152         --         17,152
Investment and trading
 securities.............     8,802   39,349        887        35,824        (566)       84,296
Loans held for sale.....     4,839   98,915      8,547       853,023     (25,228)      940,096
Loans held for
 investment, net........    34,505      --      86,214       948,567        (687)    1,068,599
Purchased and originated
 servicing rights.......       --       --         637        14,250         --         14,887
Capitalized excess
 servicing fees
 receivable.............       --       --         --         23,142         --         23,142
Retained interest in
 loan and lease
 securitizations........       --     6,908     19,646        22,994         --         49,548
Interest-only and
 residual certificates..       --       --         --         87,017         --         87,017
Investment in
 subsidiaries...........   269,651      --         --            --     (269,651)          --
Goodwill................       --     4,332     14,115        20,044         --         38,491
Other assets............   106,601    8,078    (14,981)      (10,333)    (19,570)       69,795
                          -------- --------   --------    ----------   ---------    ----------
  Total assets..........  $429,611 $160,176   $123,201    $2,076,606   $(318,955)   $2,470,639
                          ======== ========   ========    ==========   =========    ==========

    LIABILITIES AND
  SHAREHOLDERS' EQUITY
  --------------------
Deposits................  $    --  $    --    $    --     $1,072,266   $  (3,082)   $1,069,184
Borrowings from Federal
 Home Loan Bank.........       --       --         --        140,500         --        140,500
Other borrowings........    15,363  143,139     88,768       480,103     (33,021)      694,352
Senior notes............    88,209      --         --            --          --         88,209
Convertible subordinated
 debentures.............       --       --         --         75,000         --         75,000
Minority interest in
 consolidated
 subsidiaries...........    45,149      --         --            --        9,787        54,936
Other liabilities.......    41,382    2,580      9,222        68,854     (13,088)      108,950
                          -------- --------   --------    ----------   ---------    ----------
Total liabilities.......   190,103  145,719     97,990     1,836,723     (39,404)    2,231,131
                          -------- --------   --------    ----------   ---------    ----------
Shareholders' equity:
Preferred stock.........       --       --         --          9,143      (9,143)          --
Common stock............   145,521    5,792     21,501       134,590    (161,883)      145,521
Retained earnings.......    88,977    8,665      3,525        96,150    (108,340)       88,977
Unrealized gain on
 securities available
 for sale...............     5,010      --         185           --         (185)        5,010
                          -------- --------   --------    ----------   ---------    ----------
  Total shareholders'
   equity...............   239,508   14,457     25,211       239,883    (279,551)      239,508
                          -------- --------   --------    ----------   ---------    ----------
  Total liabilities and
   shareholders' equity.  $429,611 $160,176   $123,201    $2,076,606   $(318,955)   $2,470,639
                          ======== ========   ========    ==========   =========    ==========

                    CONSOLIDATING CONDENSED INCOME STATEMENT

                         SIX MONTHS ENDED JUNE 30, 1997

                                              OTHER         NON-
                                            GUARANTOR    GUARANTOR
                           ICII     FMAC   SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                          -------  ------- ------------ ------------ ------------ ------------
                                                    (IN THOUSANDS)
REVENUE:
Gain (loss) on sale of
 loans and leases.......  $(2,159) $20,033    $6,402      $12,770      $   178      $37,224
                          -------  -------    ------      -------      -------      -------
Interest income.........   11,271   10,767    13,017       73,750       (4,218)     104,587
Interest expense........   10,971    9,394     4,512       39,397       (4,218)      60,056
                          -------  -------    ------      -------      -------      -------
Net interest income.....      300    1,373     8,505       34,353          --        44,531
Provision for loan
 losses.................      --       --      2,981        5,625          --         8,606
                          -------  -------    ------      -------      -------      -------
  Net interest income
   after Provision for
   loan loss............      300    1,373     5,524       28,728          --        35,925
                          -------  -------    ------      -------      -------      -------
Loan servicing income
 (expense)..............   (1,756)   1,376     2,734        1,096          --         3,450
Gain on sale of SPFC
 stock..................    4,306      --        --           --           --         4,306
Equity in net income
 SPFC...................   12,931      --        --           --           --        12,931
Other income (expense)..   (1,204)     --      3,771        1,800         (403)       3,964
                          -------  -------    ------      -------      -------      -------
  Total other income....   14,277    1,376     6,505        2,896         (403)      24,651
                          -------  -------    ------      -------      -------      -------
    Total revenues......   12,418   22,782    18,431       44,394         (225)      97,800
                          -------  -------    ------      -------      -------      -------
EXPENSES:
Personnel expense.......    1,216    4,665     6,740       10,483          --        23,104
Amortization of PMSR's
 and OMSR's.............      --       --        225          --           --           225
Occupancy expense.......      510      277       281          822          --         1,890
Data processing expense.      287       44       167          307          --           805
Net expenses of other
 real estate owned......    2,652      --        --         1,585          --         4,237
Professional services...    2,226    1,176       696        2,105          --         6,203
General, administrative
 and other expense......    2,674    2,657     5,045        3,583         (225)      13,734
                          -------  -------    ------      -------      -------      -------
  Total expenses........    9,565    8,819    13,154       18,885         (225)      50,198
                          -------  -------    ------      -------      -------      -------
Income before income
 taxes, minority
 interest, and
 extraordinary item.....    2,853   13,963     5,277       25,509          --        47,602
Income taxes............    4,848      --      2,236       10,759          --        17,843
Minority interest in
 income of consolidated
 subsidiaries...........      --       --        --           --         4,654        4,654
Extraordinary item--Loss
 on early extinguishment
 of debt, net of income
 taxes..................   (3,995)     --        --           --           --        (3,995)
                          -------  -------    ------      -------      -------      -------
Net income (loss).......  $(5,990) $13,963    $3,041      $14,750      $(4,654)     $21,110
                          =======  =======    ======      =======      =======      =======

                    CONSOLIDATING CONDENSED INCOME STATEMENT

                         SIX MONTHS ENDED JUNE 30, 1996

                                              OTHER         NON-
                                            GUARANTOR    GUARANTOR
                           ICII     FMAC   SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                          -------  ------- ------------ ------------ ------------ ------------
                                                    (IN THOUSANDS)
REVENUE:
Gain on sale of loans
 and leases.............  $ 2,164  $12,520    $  899      $25,052      $   242      $40,877
                          -------  -------    ------      -------      -------      -------
Interest income.........    7,462    1,257        12       86,084         (935)      93,880
Interest expense........   10,861      955       317       55,711         (106)      67,738
                          -------  -------    ------      -------      -------      -------
Net interest income
 (expense)..............   (3,399)     302      (305)      30,373         (829)      26,142
Provision for loan
 losses.................      --       --        --         3,525          --         3,525
                          -------  -------    ------      -------      -------      -------
  Net interest income
   (expense) after
   Provision for loan
   loss.................   (3,399)     302      (305)      26,848         (829)      22,617
                          -------  -------    ------      -------      -------      -------
Loan servicing income
 (expense)..............     (863)     649     1,600          176          --         1,562
Gain on sale of
 servicing rights.......    6,466      --        --           --         1,342        7,808
Gain on sale of SPFC
 stock..................   62,007      --        --           --           --        62,007
Other income (expense)..    1,211       63     2,394        2,446         (629)       5,485
                          -------  -------    ------      -------      -------      -------
  Total other income....   68,821      712     3,994        2,622          713       76,862
                          -------  -------    ------      -------      -------      -------
    Total revenues......   67,586   13,534     4,588       54,522          126      140,356
                          -------  -------    ------      -------      -------      -------
EXPENSES:
Personnel expense.......    5,487    3,901     1,749       12,938         (673)      23,402
Amortization of PMSR's
 and OMSR's.............      401      --         69          110          252          832
Occupancy expense.......    1,330      122        88          730          --         2,270
Data processing expense.      502      --          1          427          --           930
Net expenses of other
 real estate owned......    2,904      --        --         1,082          --         3,986
Professional services...    1,830      602       216          860          173        3,681
General, administrative
 and other expense......    7,274    1,146      (205)       5,095         (591)      12,719
                          -------  -------    ------      -------      -------      -------
  Total expenses........   19,728    5,771     1,918       21,242         (839)      47,820
                          -------  -------    ------      -------      -------      -------
Income before income
 taxes and minority
 interest...............   47,858    7,763     2,670       33,280          965       92,536
Income taxes............   22,181      --      1,126       13,805          657       37,769
Minority interest in
 income of consolidated
 subsidiaries...........      --       --        --           --         3,110        3,110
                          -------  -------    ------      -------      -------      -------
Net income (loss).......  $25,677  $ 7,763    $1,544      $19,475      $(2,802)     $51,657
                          =======  =======    ======      =======      =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Imperial Credit Industries, Inc. (the "Company" or "ICII"), with consolidated assets of $2.3 billion, is a diversified commercial and consumer finance holding company, organized in 1986 with its headquarters located in Torrance, California. Its principal business activities consist of the operation of four wholly owned subsidiaries; Southern Pacific Thrift and Loan ("SPTL"), a thrift and loan company specializing in business and consumer lending, Imperial Business Credit Inc. ("IBC"), a commercial leasing company specializing in leasing to small businesses, Imperial Credit Advisors, Inc. ("ICAI"), a management advisory services company overseeing the investment activities of a real estate investment trust and Auto Marketing Network, Inc. ("AMN"), a subprime auto lender engaged in financing the purchase of new and used motor vehicles. The Company is the majority owner of a subsidiary, Franchise Mortgage Acceptance Company, LLC ("FMAC"), a franchise lending company specializing in lending to business franchisees. In addition, the Company owns 47.0% of the outstanding common stock of Southern Pacific Funding Corporation ("SPFC"), a company engaged in sub-prime residential mortgage lending (NYSE symbol: SFC).

DECONSOLIDATION OF SUBSIDIARIES

  During the first quarter ended March 31, 1997, the Company reduced its common stock ownership in Southern Pacific Funding Corporation ("SPFC") from 51.2% at December 31, 1996 to 49.4% at March 31, 1997. As a result, commencing with the three months ended March 31, 1997, SPFC's financial statements are no longer consolidated with those of ICII. Under Generally Accepted Accounting Principles ("GAAP"), when a subsidiary's ownership percentage is reduced to below 50%, consolidation is no longer required. Accordingly, the Company's investment in SPFC is reflected in the Company's statement of condition as a separate line item entitled "Investment in Southern Pacific Funding Corporation" and in the statement of income as "Equity in net income of Southern Pacific Funding Corporation." The income from SPFC will represent the Company's percentage ownership in SPFC's net income. For the three months and six months ended June 30, 1997, the equity in net income of SPFC was $6.7 million and $12.9 million, respectively.

  During the first quarter of 1997, ICII disposed of its common stock interest in ICI Funding Corporation "ICIFC," a subsidiary engaged in mortgage conduit operations for Imperial Credit Mortgage Holdings, Inc. ("ICMH"). At December 31, 1996, ICII owned 100% of the common stock of ICIFC which represented a 1% economic interest since ICMH (AMEX symbol: IMH) a former subsidiary and now a separate publicly held mortgage real estate investment trust, owned all of the nonvoting preferred stock of ICIFC, which gave ICMH a 99% economic interest in ICIFC. The Company's disposal of its remaining economic interest in ICIFC concludes its exit from the mortgage banking business.

FRANCHISE LENDING

  For the three and six months ended June 30, 1997, FMAC originated or acquired $143.9 million and $304.4 million of franchise loans as compared to $107.0 million and $208.2 million for the same period last year. For the three and six months ended June 30, 1997 and 1996 loan securitizations totaled $158.6 million and $167.4 million, respectively. At June 30, 1997, FMAC had total assets of $232.7 million. FMAC's total revenues for the three and six months ended June 30, 1997 were $21.5 million and $22.8 million as compared to $6.5 million and $13.5 million for the same period last year, respectively. FMAC's net income for the three and six months ended June 30, 1997 were $16.8 million and $14.0 million as compared to $4.2 million and $7.8 million for the same period last year, respectively.

BUSINESS FINANCE LENDING

  Imperial Business Credit. IBC leases business equipment including copying, data processing, communication, printing and manufacturing equipment exclusively to business users. IBC's lease originations totaled $34.4 million and $64.5 million for the three and six months ended June 30, 1997 as compared to

$19.2 million and $33.6 million for the same period last year. IBC securitized $17.6 million and $115.5 million of leases during the three and six months ended June 30, 1997 as compared to $27.8 million and $47.0 million for the same period last year.

  At June 30, 1997, IBC had total assets of $60.0 million. IBC's total revenues for the three months and six months ended June 30, 1997 were $2.1 million and $11.0 million as compared to $1.8 million and $2.7 million for the same period last year, respectively. IBC's net (loss) income for the three and six months ended June 30, 1997 was ($135,000) and $3.2 million as compared to $466,000 and $660,000 for the same period last year, respectively.

  Coast Business Credit. CBC, a division of SPTL, is an asset-based lender specializing in lending to middle market manufacturing and high-technology businesses. At June 30, 1997, CBC's loan portfolio represented lending relationships with approximately 125 customers, with an average total loan per customer of $3.0 million. During 1996, CBC executed an expansion plan, which has increased its customer base outside of California. CBC now operates three loan production centers in California and additional loan production centers in Baltimore, Boston, Minneapolis, Atlanta, Portland, Chicago and Seattle. At June 30, 1997 and December 31, 1996, CBC had outstanding loans totaling $378.6 million and $288.5 million, of which $138.5 million and $115.6 million were outstanding to technology companies, respectively. CBC had open unused commitments of $270.5 million at June 30, 1997.

  Loan Participation and Investment Group. LPIG was formed by SPTL in September 1995 to invest in and purchase syndicated commercial loan participations in the secondary market originated by commercial banks. At June 30, 1997, loan participations held in the LPIG portfolio ranged in size from approximately $800,000 to approximately $17.5 million, as compared to approximately $1.7 million to $10.0 million at June 30, 1996, respectively. As of June 30, 1997, LPIG committed to fund approximately $350.2 million of senior secured loan participation commitments. Loans outstanding under LPIG's participation commitments at June 30, 1997 totaled $194.8 million.

  Auto Lend Group. Auto Lend was formed by SPTL in September 1996 to finance automobile dealership inventories. SPTL believes that Auto Lend's products offer synergistic opportunities, when offered in connection with the Company's sub-prime auto lending operations, to provide car dealers a complete financing package. As of June 30, 1997, Auto Lend had total loan commitments of $45.6 million of which $13.5 million of loans were outstanding.

COMMERCIAL MORTGAGE LENDING

 Income Property Lending Division

  For the three and six months ended June 30, 1997, the Income Property Lending Division ("IPLD") of SPTL, funded approximately $72.2 million and $148.1 million in loans as compared to $56.4 million and $121.7 million for the same period last year.

CONSUMER LENDING

 Auto Lending Division

  The Auto Lending Division ("ALD"), a division of SPTL, originated $23.4 million and $39.7 million in sub-prime auto loans during the three and six months ended June 30, 1997, as compared to $5.4 million and $13.4 million, for the same period last year, respectively. ALD currently originates sub-prime auto loans through three Northern California retail offices and is expanding its activities to Central California and areas outside California.

 Auto Marketing Network

  On March 14, 1997, ICII acquired for $750,000 all of the outstanding shares of Auto Marketing Network, Inc. ("AMN") of Boca Raton, Florida, a sub prime auto lender. AMN is a nationally recognized specialty finance company engaged in financing the purchase of new and used motor vehicles. ICII also advanced AMN $11.5 million to repay amounts owed pursuant to operating lines of credit and for working capital purposes. The acquisition was recorded using the purchase method of accounting. Goodwill of approximately $14.7 million was recorded. The acquisition of AMN is consistent with the Company's general financing strategy: the loans AMN originates will be pooled and securitized for sale in the secondary market. For the quarter ending June 30, 1997 and since the date of acquisition through June 30, 1997, AMN originated $77.8 million and $93.9 million in sub prime auto loans. The Company expects to complete its first securitization of AMN originated loans in the third quarter of 1997.

 Home Improvement Loans and Other Consumer Credit

  During the three months and six months ended June 30, 1997, the Consumer Credit Division ("CCD") of SPTL originated $6.0 million and $10.0 million in loans as compared to $5.5 million and $9.4 million for the same period last year.

SECURITIZATION TRANSACTIONS

  During the three and six months ended June 30, 1997, the Company completed loan and lease securitizations totaling $379.3 million and $477.2 million. The Company has retained interests in loan and lease securitizations representing the excess of the total amount of loans sold in the securitization over the amounts represented by interests in the securities sold to investors. The retained interests in the loan and lease securitizations totaled $34.3 million and $49.5 million at June 30, 1997 and December 31, 1996, respectively. At June 30, 1997 and December 31, 1996, the Company's consolidated balance sheet reflected Capitalized Excess Servicing Fees Receivable of $0 and $23.1 million, respectively. At June 30, 1997 and December 31, 1996, the Company's consolidated balance sheet reflected Interest Only and Residual Certificates of $0 and $87.0 million, respectively. The decline in Capitalized Excess Servicing Fees Receivable and Interest Only and Residual Certificates resulted from the deconsolidation of SPFC and ICIFC.

SERVICING RIGHTS

  When the Company purchases servicing rights from others, or loans which include the associated servicing rights, the price paid for the servicing rights, net of amortization based on assumed prepayment rates, is included on the consolidated balance sheet as "Purchased and Originated Servicing Rights", ("PMSR's" and "OMSR's"). At June 30, 1997, PMSR's and OMSR's outstanding were $6.5 million, consisting of $6.1 million at SPTL and $400,000 at ICAI. At December 31, 1996, PMSR's and OMSR's were $14.9 million, consisting of $5.5 million at SPTL, $600,000 at ICAI and $8.8 million at ICIFC.

FUNDING

 Lines of Credit

  Until 1995, apart from equity and debt offerings in the capital markets, the Company's primary sources of financing were warehouse lines of credit and deposits at SPTL. Typically, ICII consolidated entities other than SPTL would borrow funds under their warehouse lines in connection with their wholesale loan originations and purchases, while SPTL used its deposits and borrowings from the Federal Home Loan Bank of San Francisco ("FHLB") to finance its lending activities. In connection with its diversification strategy, the Company believes that lower cost financing is available through credit lines, repurchase facilities, whole loan sales and securitization programs.

  The Company continues to rely on FDIC insured deposits generated by SPTL and third party warehouse lines of credit and securitizations. At June 30, 1997, SPTL had total deposits of approximately $1.3 billion (excluding deposits of $5.6 million ICII maintained with SPTL).

  ICII's subsidiaries had various revolving warehouse lines of credit available at June 30, 1997, as follows: (In thousands)

                            WEIGHTED
                            AVERAGE
                            INTEREST
                              RATE   COMMITMENT OUTSTANDING        INDEX
                            -------- ---------- ----------- -------------------
   Greenwich Capital
    Financial (AMN)........   6.88%   $210,000   $146,577   Libor+125bp's
   Banco Santander (FMAC)..   7.29%     50,000     16,560   Libor+160bp's
   Sanwa Bank (FMAC).......   7.50%     15,000     12,092   Eurodollars+200bp's
   CS First Boston (FMAC)..   7.29%    300,000    167,900   Libor+160bp's
   CoreStates Bank, N.A.
    (IBC)..................   8.67%     15,000     15,000   Libor+230bp's
                                      --------   --------
                                      $590,000   $358,129
                                      ========   ========

                             RESULTS OF OPERATIONS

             THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO
                   THREE AND SIX MONTHS ENDED JUNE 30, 1996

  Income for the three months and six months ended June 30, 1997 before extraordinary items was $14.1 million and $25.1 million or $0.35 and $0.62 per share, as compared to $43.0 million and $51.7 million or $1.11 and $1.39 per share for the same periods last year, respectively.

  Net income for the three months ending June 30, 1997 was $14.1 million or $0.35 per share. Net income including a $4.0 million extraordinary item representing a loss on the early retirement of debt for the six months ending June 30, 1997 was $21.1 million or $0.52 per share. There were no extraordinary items for the same periods last year.

EXTRAORDINARY ITEM

  During the first quarter 1997, the Company successfully issued $200.0 million of 9.875% Senior Notes due 2007. A portion of the proceeds from the offering were used to repurchase $69.8 million of the existing outstanding 9.75% Senior Notes, due 2004. As a result, the Company recorded an extraordinary item relating to the early retirement of debt of ($4.0) million or ($0.10) per share for the first quarter. The Company expects to utilize the remaining proceeds for capital contributions to subsidiaries, strategic acquisitions, investments, and for general corporate purposes.

REMARKETED PAR SECURITIES

  During the second quarter, Imperial Credit Capital Trust I, a subsidiary of the Company organized for the sole purpose of issuing trust securities, issued $70.0 million of 10.25% Remarketed Par Securities ("ROPES") due June 14, 2002. These securities can be redeemed at par upon their maturity or remarketed as 30 year capital instruments at the Company's option. Under current tax law, the interest payments on these securities are tax-deductible. The proceeds from the offering will be used for capital contributions to subsidiaries, strategic acquisitions, investments and general corporate purposes.

RETURN ON EQUITY

  Return on equity ("ROE") based on the Company's core net income (defined as net income excluding gain on sale of SPFC stock, gain on sale of servicing rights, the restructuring provision for the Company's exit from the mortgage banking business, and the extraordinary item, net of income taxes, relating to the early retirement of debt) was 22.0% and 14.9% for the three months and six months ending June 30, 1997, as compared to ROE of 19.0 % and 20.1% for the same periods last year. The Company's strong capital position provides it with excellent opportunities to reduce risk and improve corporate performance and profitability in the future through investments, acquisitions, or other capital redeployment opportunities.

DECONSOLIDATION OF SUBSIDIARIES

  During the first quarter ending March 31, 1997, the Company reduced its ownership percentage in SPFC from 51.2% at December 31, 1996 to 49.4% at March 31, 1997. As a result, commencing with the three months ended March 31, 1997, the financial statements of SPFC are no longer be consolidated with those of ICII. The income from SPFC will be accounted for by the equity method of accounting in accordance with Generally Accepted Accounting Principles. For the three months and six months ended June 30, 1997, the equity in net income of SPFC was $6.7 million and $12.9 million respectively.

  In addition, the Company disposed of its common stock interest in ICI Funding Corporation ("ICIFC"), a company engaged in mortgage conduit operations for Imperial Credit Mortgage Holdings, Inc. ("ICMH")

(AMEX symbol: IMH). As a result, commencing with the three months ended March 31, 1997, the financial statements of ICIFC are no longer consolidated with those of ICII. The Company's disposal of its remaining economic interest in ICIFC concludes its exit from the conforming residential mortgage banking business.

  As a result of the deconsolidation of SPFC and ICIFC; gain on sale of loans, net interest income, other income and, general and administrative expenses are not comparable to the prior period. Therefore, the following income statements presents gain on sale of loans, net-interest income, other income and general and administrative expenses for the Company as if SPFC had been accounted for as an equity investment and ICII's common stock interest in ICIFC had been disposed of for all periods presented.

                                              THREE MONTHS    SIX MONTHS ENDED
                                             ENDED JUNE 30,       JUNE 30,
                                             ---------------  ------------------
                                              1997    1996      1997      1996
                                             ------- -------  --------  --------
                                                      (IN THOUSANDS)
Gain on sale of loans and leases...........  $28,558 $ 4,378  $ 37,224  $ 15,478
Interest income............................   55,375  35,844   104,587    71,101
Interest expense...........................   31,652  22,827    60,056    46,895
                                             ------- -------  --------  --------
  Net interest income......................   23,723  13,017    44,531    24,206
  Provision for loan and lease losses......    5,736   2,025     8,606     3,525
                                             ------- -------  --------  --------
Net interest income after provision for
 loan and lease losses.....................   17,987  10,992    35,925    20,681
Other income:
  Loan servicing income (expense)..........    2,170    (820)    3,450     1,233
  (Loss) gain on sale of Servicing rights..      --     (257)      --      8,065
  Gain on sale of SPFC stock...............      --   62,007     4,306    62,007
  Loss on sale of investment...............      --      --       (403)      --
  Equity in net/pretax income of SPFC......    6,678   9,648    12,931    16,497
  Other income.............................    2,112   4,278     4,367     5,225
                                             ------- -------  --------  --------
Total other income.........................   10,960  74,856    24,651    93,027
                                             ------- -------  --------  --------
Total revenue..............................   57,505  90,226    97,800   129,186
                                             ------- -------  --------  --------
Expenses:
  Personnel expense........................   12,433   6,926    23,104    16,478
  Amortization of PMSR's and OMSR's........      206    (247)      225       471
  Occupancy expense........................      983     892     1,890     1,995
  Data processing expense..................      378     322       805       670
  Net expenses of other real estate owned..    3,480   1,218     4,237     3,986
  General and Administrative expense.......   11,584   5,791    19,937    14,131
                                             ------- -------  --------  --------
Total expenses.............................   29,064  14,902    50,198    37,731
                                             ------- -------  --------  --------
Income before income taxes, minority
 interest and extraordinary item...........   28,441  75,324    47,602    91,455
Income taxes...............................    9,866  30,794    17,843    37,312
Minority interest in income of consolidated
 subsidiaries..............................    4,502   1,489     4,654     2,486
                                             ------- -------  --------  --------
  Income before extraordinary item.........   14,073  43,041    25,105    51,657
Extraordinary item--Loss on early
 extinguishment of debt, net...............      --      --     (3,995)      --
                                             ------- -------  --------  --------
  Net income...............................  $14,073 $43,041  $ 21,110  $ 51,657
                                             ======= =======  ========  ========

REVENUES

  Total revenues for the Company during the second quarter ended June 30, 1997 were $57.5 million as compared to $96.1 million reported for the same period in 1996. Excluding the gains on the sale of SPFC stock for the second quarter ending June 30, 1996 total revenues increased by 69% to $57.5 million as compared to $34.1 million for the same period last year. Total revenues for the six months ended June 30, 1997 were $97.8 million, as compared to $140.4 million for the same period last year. Excluding the gains on the sale of SPFC stock for the six month periods ended June 30, 1997 and 1996, total revenues increased by 19% to $93.5 million from $78.3 million, respectively.

 Gain on Sale of Loan & Leases

  Gain on sale of loans and leases increased $9.4 million to $28.6 million during the second quarter of 1997 from $19.2 million for the same period last year. The increase in gain on sale of loans and leases was primarily attributable to increased volume and profitability on loans securitized by SPTL and FMAC, partially offset by the deconsolidation of SPFC and ICIFC.

  Gain on sale of loans decreased $3.7 million to $37.2 million for the six months ended June 30, 1997 from $40.9 million for the same period last year, primarily as a result of the deconsolidation of SPFC and ICIFC.

 Loan and Lease Originations

  During the second quarter ending June 30, 1997, the Company originated $347.5 million in loans and leases as compared to $377.8 million for the same period last year. The decrease in originations for the quarter ending June 30, 1997 as compared to the same period last year resulted from the deconsolidation of SPFC and the inclusion of ICII's loan originations prior to the Company's exit from the mortgage banking business during the quarter ended March 31, 1996. Excluding SPFC's and ICII's loan originations from the same period last year, originations would have increased $142.1 million when comparing the second quarter 1997 to the same period last year.

  Total loan originations for the six months ended June 30, 1997 and 1996 were $623.3 million and $940.6 million, respectively. Excluding SPFC's and ICII's loan originations from the same period last year, originations would have increased $237.3 million when comparing the six months ending June 30, 1997 to the same period last year.

  During the second quarter ending June 30, 1997, the Company originated loans/leases at SPTL, IBC, FMAC, AMN and ICII of $101.6 million, $34.4 million, $133.7 million, $77.8 million and none, as compared to $78.8 million, $19.2 million, $107.4 million, none and $12.8 million, respectively, for the same period last year. For the six months ending June 30, 1997, the Company originated loans/leases at SPTL, IBC, FMAC, AMN and ICII of $197.8 million, $64.5 million, $267.1 million, $93.9 million and none, as compared to $144.5 million, $33.6 million, $207.9 million, none and $310.1 million, respectively, for the same period last year.

 Interest Income and Expense

  Interest income increased $11.0 million to $55.4 million for the second quarter of 1997 from $44.4 million for the same period last year. For the six months ended June 30, 1997, interest income increased $10.7 million to $104.6 million from $93.9 million for the same period last year. The increase in interest income was primarily attributable to the increase in yield and average outstanding balances on interest earning assets, partially offset by the deconsolidation of SPFC and ICIFC in 1997. Excluding interest income for SPFC and ICIFC from the second quarter and six months ended June 30, 1996, interest income would have increased by $19.5 million and $33.5 million for the second quarter and six months ended June 30, 1997, respectively, when compared to the same periods last year.

  Interest expense increased $697,000 to $31.7 million for the second quarter of 1997 from $31.0 million for the same period last year. For the six months ended June 30, 1997, interest expense decreased $7.6 million to $60.1 million from $67.7 million for the same period last year. Excluding interest expense for SPFC and ICIFC from the second quarter and six months ended June 30, 1996, interest expense would have increased by $8.8 million and $13.2 million for the second quarter and six months ended June 30, 1997, respectively, as compared to the same periods last year. This increase in interest expense primarily resulted from higher borrowing costs as a result of the Company's newly issued Senior Notes and Remarketed Par Securities, as well as from increased outstanding average balances of deposits and warehouse lines.

NET INTEREST INCOME AND MARGIN

  Net interest income continued to improve for the second quarter of 1997. Net interest income increased by $10.3 million to $23.7 million for the second quarter of 1997 from $13.4 million for the same period last year. For the six months ended June 30, 1997, net interest income increased $18.4 million to $44.5 million from $26.1 million for the same period last year. Excluding net interest income for SPFC and ICIFC from the second quarter and six months ended June 30, 1996, net interest income would have increased by $10.7 million and $20.3 million, respectively, for the quarter and six months ended June 30, 1997 as compared to the same periods last year.

  Net interest margin at SPTL was 4.37% for the second quarter of 1997, an increase of 22 basis points as compared to 4.15% for the same period last year. For the six months ended June 30, 1997 net interest margin was 4.29%, an increase of 41 basis points as compared to 3.88% for the same period last year. The improvement in net interest margin is primarily the result of the Company's efforts to originate higher yielding loan and lease products.

SALE OF SPFC STOCK

  For the quarter ended June 30, 1997, there were no sales of SPFC common stock. During the six months ended June 30, 1997, the Company sold 370,000 shares of common stock in SPFC, generating cash proceeds of $6.2 million. As a result of the sale, the Company recorded a pre tax gain of $4.3 million.

OTHER INCOME ITEMS

  Loan servicing income totaled $2.2 million for the second quarter of 1997 as compared to an expense of $448,000 for the same period last year. The increase in loan servicing income was primarily attributable to an increase in the outstanding performing balance of loans and leases serviced for others at Franchise Mortgage Acceptance Company, LLC, Imperial Business Credit, Inc., and Southern Pacific Thrift and Loan Association.

  Other income, which includes REIT management fees, totaled $2.1 million during the second quarter of 1997 as compared to $4.3 million for the same period in 1996. Other income decreased during the second quarter of 1997 as a result of a gain on the disposition of ICMH stock totaling $1.1 million during the second quarter of 1996, and the deconsolidation of SPFC and ICIFC in 1997. For the six months ended June 30, 1997 REIT management fees totaled $2.8 million as compared to $1.2 million for the same period last year. The REIT management fee results from the Company's advisory contract with Imperial Credit Mortgage Holdings, Inc ("ICMH") (AMEX:IMH).

EXPENSES

  Total expenses for the Company during the quarter ended June 30, 1997 were $29.1 million, an increase of $8.4 million from the $20.7 million reported for the same period in 1996. For the six months ended June 30, 1997 total expenses were $50.2 million, an increase of $2.4 million from the $47.8 million reported for the same period last year. Excluding total expenses for SPFC and ICIFC from the second quarter and six months ending June 30, 1996, total expenses increased by $14.2 million and $12.5 million when compared to the second quarter and six months ending June 30, 1997, respectively.

  Total expenses increased primarily due to an increase in OREO expenses from properties foreclosed on related to the former mortgage banking operations exited in 1996. Expenses also increased due to the expansion of operations at the Company's new business lines and subsidiaries, including Auto Marketing Network ("AMN"), acquired in the first quarter of 1997.

  Personnel expenses increased to $12.4 million for the three months ended June 30, 1997 as compared to $11.0 million for the same period of the previous year. Excluding personnel expenses for SPFC and ICIFC from the three months ended June 30, 1996, personnel expense increased to $12.4 million from $6.9 million for the quarter ending June 30, 1997. The increase in personnel expense excluding SPFC and ICIFC results from the Company's acquisition and expansion activities throughout 1996 and during the first six months of 1997. For the six months ended June 30, 1997, personnel expenses remained essentially the same at $23.1 million as compared to $23.4 million primarily due to the Company's expansion activities offset by the deconsolidation of SPFC and ICIFC.

  Amortization of PMSR's and OMSR's increased to $206,000 for the three months ended June 30, 1997 as compared to $114,000 for the same period last year. The increase primarily resulted from an increase in prepayment rates on the underlying mortgage loan portfolio partially offset by the deconsolidation of SPFC and ICIFC. For the six months ended June 30, 1997 amortization of PMSR's and OMSR's decreased to $225,000 as compared to $832,000 for the same period last year. The decrease was primarily the result of the deconsolidation of SPFC and ICIFC.

  Occupancy expense remained relatively constant at $983,000 for the three months ended June 30, 1997 as compared to $950,000 for the same period of the previous year. The increase in occupancy expense was primarily attributable to the Company's acquisition and expansion activities throughout 1996 and during the first six months of 1997 partially offset by the the deconsolidation of SPFC and ICIFC. For the six months ended June 30, 1997 occupancy expense decreased to $1.9 million as compared to $2.3 million for the same period last year primarily due to the deconsolidation of SPFC and ICIFC.

  Net expenses of OREO increased to $3.5 million for the three months ended June 30, 1997 as compared to $1.2 million for the same period last year. Net expenses of OREO increased primarily due to an increase in OREO expenses from properties foreclosed on related to the conforming mortgage banking operations exited in 1996. For the six months ended June 30, 1997 and 1996, net expenses of OREO were $4.2 million and $4.0 million, respectively.

  In the prior year's six months ending June 30, 1996, the Company recorded a $3.8 million restructuring charge representing the costs anticipated to be incurred in connection with the Company's exit from the conforming mortgage business. For the three and six month periods ended June 30, 1997, there were no additional restructuring charges required.

  All other general and administrative expenses, including Federal Deposit Insurance Corporation ("FDIC") insurance premiums, data processing, professional services, and telephone and other communications expense, increased to $12.0 million for the three months ended June 30, 1997 as compared to $7.4 million for the same period last year. For the six months ended June 30, 1997 and 1996 these expenses were $20.7 million and $13.5 million, respectively. Excluding SPFC and ICIFC for the second quarter and six months ending June 30, 1996, such expenses were $6.4 million and $11.0 million in the prior year. The overall increase in general and administrative expenses was primarily attributable to the Company's acquisition and expansion activities throughout 1996 and during the first six months of 1997.

ASSET QUALITY

 Loan Loss Provision and Nonaccrual Loans and Leases

  As a result of the growth in the loan portfolio and the change in its product mix, the Company continued to add to the allowance for loan and lease losses. The provision for loan and lease losses increased $3.7 million to

$5.7 million for the second quarter of 1997 from $2.0 million for the same period last year. The increase in the provision for loan and lease losses for the second quarter of 1997 was primarily the result of the continuing change in the composition of the Company's investment loan portfolio to higher yielding loan products. Nonaccrual loans and leases as of June 30, 1997 and December 31, 1996 were $48.3 million and $50.1 million or 4.21% and 4.60% of gross loans held for investment, respectively.

  The balance of nonaccrual loans relating to the former mortgage banking operations included $16.0 million and $19.9 million of loans for June 30, 1997 and December 31, 1996, respectively. The Company periodically reviews the allowance for loan and lease losses in connection with the overall loan and lease portfolio. Based on the Company's charge-off experience and relatively stable nonaccrual loans the Company believes the current balance of the allowance for loan and lease losses is sufficient in relation to the amount of known and inherent risk in the loan and lease portfolio.

  The Company's activity in the allowance for loan and lease losses was as follows:

                                                                 FOR THE SIX
                                                                MONTHS ENDED
                                                                  JUNE 30,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
                                                               (IN THOUSANDS)
BEGINNING BALANCE AS OF DECEMBER 31, 1996 AND 1995............ $19,999  $13,729
Provision for loan and lease losses...........................   8,606    3,525
Business acquisitions.........................................   4,864      --
Lease sales...................................................    (900)     --
Deconsolidation of ICIFC......................................    (687)     --
                                                               -------  -------
                                                                31,882   17,254
                                                               -------  -------
LOANS CHARGED OFF:
Mortgage......................................................  (1,826)  (1,157)
Multifamily...................................................    (420)    (973)
Commercial....................................................    (780)    (249)
Leases........................................................  (3,567)    (548)
Consumer......................................................  (1,376)    (434)
                                                               -------  -------
Total.........................................................  (7,969)  (3,361)
                                                               -------  -------
RECOVERIES ON LOANS PREVIOUSLY CHARGED OFF:
Mortgage......................................................      50       25
Leases........................................................     425      --
Consumer......................................................     132       33
                                                               -------  -------
Total.........................................................     607       58
                                                               -------  -------
Net charge-offs...............................................  (7,362)  (3,303)
                                                               -------  -------
ENDING BALANCE AS OF JUNE 30, 1997 AND 1996................... $24,520  $13,951
                                                               =======  =======

  Loans held for investment consisted of the following at June 30, 1997 and December 31, 1996:

                                                 JUNE 30, 1997 DECEMBER 31, 1996
                                                 ------------- -----------------
                                                         (IN THOUSANDS)
   Loans secured by real estate:
     Single Family 1-4..........................  $  305,768      $  375,476
     Multi-Family...............................      18,547           2,527
     Commercial.................................       2,640          11,011
                                                  ----------      ----------
                                                     326,955         389,014
   Leases.......................................      11,733          99,717
   Installment loans............................     105,634          34,248
   Franchise loans..............................     102,012         115,910
   Asset based loans............................     372,544         288,528
   Commercial...................................     237,687         173,932
                                                  ----------      ----------
       Total....................................   1,156,565       1,101,349
   Unearned income..............................      (3,272)         (6,336)
   Deferred loan fees...........................      (8,707)         (6,415)
                                                  ----------      ----------
       Total....................................   1,144,586       1,088,598
   Allowance for loan losses....................     (24,520)        (19,999)
                                                  ----------      ----------
       Total....................................  $1,120,066      $1,068,599
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

  The following table sets forth the amount of non-performing assets attributable to the Company's former mortgage banking operations and to all of its other lending activities.

                                      AT JUNE 30, 1997     AT DECEMBER 31, 1996
                                    ---------------------- ----------------------
                                                  FORMER                 FORMER
                                    ALL OTHER    MORTGAGE  ALL OTHER    MORTGAGE
                                     LENDING     BANKING    LENDING     BANKING
                                    ACTIVITIES  OPERATIONS ACTIVITIES  OPERATIONS
                                    ----------  ---------- ----------  ----------
                                                  (IN THOUSANDS)
Nonaccrual loans:
  One to four family............... $  20,966    $16,000   $  24,711    $19,928
  Commercial property..............     3,911        --        3,052        --
  Multi-family property............     4,360        --        1,421        --
  Leases and installment...........     3,075        --          997        --
                                    ---------    -------   ---------    -------
Total nonaccrual loans.............    32,312     16,000      30,181     19,928
                                    ---------    -------   ---------    -------
Other real estate owned:
  One to four family...............     8,987      4,906       6,639      3,508
  Commercial property..............     2,753        --        1,200        --
  Multi-family property............       309        --          867        --
                                    ---------    -------   ---------    -------
Total other real estate owned......    12,049      4,906       8,706      3,508
Loans with modified terms:
  One to four family...............       --         --          800        --
  Commercial property..............       --         --          456        --
  Multi-family property............       --         --          --         --
                                    ---------    -------   ---------    -------
Total loans with modified terms....       --         --        1,256        --
Total non performing assets........ $  44,361    $20,906   $  40,143    $23,436
                                    =========    =======   =========    =======
Total loans and OREO............... 1,716,973     34,312   2,015,031     40,955
Total NPA's as a percentage of
 Loans and OREO....................      2.58%     60.93%       1.99%     57.22%

  There are no loans over 90 days past due accruing interest at June 30, 1997 or December 31, 1996.

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

INFLATION

  The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with Generally Accepted Accounting Principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Inflation affects the Company primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for loans and a borrower's ability to qualify for mortgage financing in a purchase transaction may be adversely affected. During periods of decreasing interest rates, borrowers are more likely to refinance their existing loans which may negatively impact the Company's investments.

REGULATORY MATTERS

 SPTL's Capital Ratios

  The following table presents SPTL's actual capital ratios and the corresponding minimum and well capitalized capital ratio requirements under the (i) California Leverage limitation, (ii) FDIC Risk-based Capital and Tier 1 Capital and (iii) the FDIC Leverage Ratio as of June 30, 1997.

                                                                       WELL
                                                     MINIMUM       CAPITALIZED
                                      ACTUAL       REQUIREMENT     REQUIREMENT
                                  --------------  --------------  --------------
                                   AMOUNT  RATIO   AMOUNT  RATIO   AMOUNT  RATIO
                                  -------- -----  -------- -----  -------- -----
                                      (IN THOUSANDS EXCEPT FOR RATIO DATA)
California Leverage Limitation... $151,001 11.92% $ 63,330 5.00%  $    --    -- %
Risk-based Capital...............  188,261 12.68%  118,807 8.00%   148,509 10.00%
Risk-based Tier 1 Capital........  136,257  9.17%   59,404 4.00%    89,105  6.00%
FDIC Leverage Ratio..............  136,257  9.07%   60,096 4.00%    75,120  5.00%

  On September 30, 1996 SPTL entered into a Memorandum of Understanding with the FDIC and the Department of Corporations. This agreement requires that SPTL shall (i) have and retain qualified management, (ii) adopt and implement comprehensive risk management policies, programs and systems, (iii) take all reasonable and good faith steps to ensure future compliance with all applicable laws and regulations, (iv) develop a credit review program, (v) update the lending, investments and audit policies, and (vi) provide quarterly progress reports to the FDIC and the Department of Corporations. This agreement will remain in effect until terminated by the FDIC and the Department of Corporations. As of June 30, 1997, SPTL's Management believes that it has implemented the major portion of the terms and conditions of the agreement.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal liquidity requirements result from the need for the Company to fund mortgage loans originated for purposes of sale or investment. In addition, the Company, as a loan servicer, requires funding to make advances of delinquent principal and interest payments and escrow balances, and as basic working capital.

  The Company has an ongoing need for capital to finance its lending activities. This need is expected to increase as the volume of the Company's loan and lease originations and acquisitions increases. The Company's primary cash requirements include the funding of (i) loan and lease originations and acquisitions pending their pooling and sale, (ii) points and expenses paid in connection with the acquisition of wholesale loans, (iii) fees and expenses incurred in connection with its securitization programs, (iv) overcollateralization or reserve account requirements in connection with loans and leases pooled and sold, (v) ongoing administrative and other operating expenses, (vi) interest and principal payments under ICII's $70 million principal amount of Remarketed Par Securities and $220 million principal amount of Senior Notes due 2004 and 2007 (the "Notes") and (vii) the costs of the Company's warehouse credit and repurchase facilities with certain financial institutions. The Company has financed its activities through repurchase facilities, warehouse lines of credit from financial institutions, including SPTL, public offerings of capital stock of ICII and SPFC, the issuance of the Notes and Remarketed Par Securities, the issuance of convertible securities, and securitizations. The Company believes that such sources will be sufficient to fund the Company's liquidity requirements for the foreseeable future. Any future financing may involve the issuance of additional Common
Stock or other securities, including securities convertible into or exercisable for Common Stock.

  The Company is dependent upon its ability to access warehouse credit and repurchase facilities, in addition to its ability to continue to pool and sell loans and leases in the secondary market, in order to fund new originations. The Company has warehouse lines of credit and repurchase facilities under which it had available an aggregate of approximately $231.8 million in financing at June 30, 1997. The Company expects to be able to maintain existing warehouse lines of credit and repurchase facilities (or to obtain replacement or additional financing) as current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms. To the extent that the Company is unable to arrange new warehouse lines of credit and repurchase facilities, the Company may have to curtail its loan origination and purchasing activities, which could have a material adverse effect on the Company's operations and financial position.

  SPTL obtains the necessary liquidity to fund its own lending activities through deposits and, if necessary through borrowings from the FHLB. At June 30, 1997 and December 31, 1996, SPTL had available lines of credit from the FHLB equal to $63.9 million and $212.7 million, respectively. The FHLB advances are secured by the investment in stock of FHLB and certain real estate loans with a carrying value of $238.5 million and $228.5 million at June 30, 1997 and December 31, 1996, respectively. The highest FHLB advance outstanding during the quarter ending June 30, 1997 was $79.5 million, with an average outstanding balance of $78.1 million. There were no outstanding balances of FHLB advances on June 30, 1997. Since December 31, 1991, SPTL has increased its deposits as necessary so that deposits, together with cash, liquid assets and FHLB borrowings have been sufficient to provide the funding for its loans held for sale and investment. As of June 30, 1997, SPTL's deposit portfolio which consists primarily of certificate accounts increased approximately $209 million to $1.3 billion from $1.1 billion at December 31, 1996.

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

  During the second quarter, Imperial Credit Capital Trust I, a subsidiary of the Company organized for the sole purpose of issuing trust securities, issued $70.0 million of 10.25% Remarketed Par Securities ("ROPES") due June 14, 2002. These securities can be redeemed at par upon their maturity or remarketed as 30 year capital instruments at the Company's option. Under current tax law, the interest payments on these securities are tax-deductible. The proceeds from the offering will be used for capital contributions to subsidiaries, strategic acquisitions, investments and general corporate purposes.

  During the first quarter of 1997, the Company completed a cash tender offer and consent solicitation for all $90 million principal amount of its 9.75% Senior Notes due 2004 at $1,040 per Senior Note. In January 1997, the Company successfully completed a 9.875% Senior Notes offering due 2007, totaling $200.0 million. A portion of the proceeds from the offering was used to repurchase $69.8 million of the outstanding 9.75% Senior Notes. The remaining proceeds will be used to make capital contributions to subsidiaries, strategic acquisitions, investments, and for general corporate purposes. The effective interest rate on the tendered notes was approximately 10.8% after amortization of original issue discount and deferred bond issue costs. The effective interest rate on the new notes is approximately 10.4% after the amortization of deferred bond issue costs. The Company engaged in the tender offer and new issuance in order to obtain a more favorable debt covenant package, and to raise new capital to support its growing businesses.

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

  In addition, in order to gain access to the secondary market for loans and leases, the Company has relied to some extent on monoline insurance companies to provide guarantees on outstanding senior interests in the trusts to which such loans and leases are sold to enable it to obtain an "AAA/Aaa" rating for such interests. Any unwillingness of the monoline insurance companies to guarantee the senior interests in the Company's loan or lease pools could have a material adverse effect on the Company's financial position and results of operations.

  The Company believes that the liquidity available at ICII and its subsidiaries, will provide the capacity to adequately fund the Company's lending activities. Under applicable regulations, dividends and loans from SPTL to ICII and its other subsidiaries are subject to various limitations. Since December 31, 1992, ICII's liquidity needs have included $51 million to make capital contributions to SPTL. The combination of cash from operations, including servicing sales, and the net proceeds received by the Company from its Remarketed Par Securities and Senior Note offerings have allowed the Company to meet its required liquidity needs for 1996 and 1997. These available sources, in addition to the proceeds received from the Company's secondary stock offering in April, 1996 and the completion of the Company's offering of SPFC stock in June, 1996 have allowed the Company to meet its capital resource needs for at least the next 12 months.

ISSUANCE OF NEW ACCOUNTING STANDARDS

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" ("SFAS 128"). SFAS 128 supersedes APB Opinion No. 15, "Earnings per Share" ("APB 15") and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS 128 will replace the presentation of primary EPS with a presentation of basic EPS, and fully diluted EPS with diluted EPS. SFAS 128 will also require dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator of the diluted EPS computation. This statement shall be effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company has determined that this statement will have no significant impact on the financial position, or results of operations, or income per share for 1997.

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). This statement requires disclosures about capital structures that had been included in a number of previously existing separate statements and opinions. SFAS 129 requires an entity to explain, in summary form within the financial statements, pertinent rights and privileges of the various securities outstanding such as; dividend and liquidation preferences, participation rights, call prices and dates, conversion or exercise prices or rates and pertinent dates, sinking fund requirements, unusual voting rights and significant terms of contracts to issue additional shares. An entity is also to disclose within the financial statements the number of shares issued upon conversion, exercise, or satisfaction of required conditions during at least the most recent annual period. In addition, with respect to preferred stock, an entity is to disclose within the financial statements; liquidation preferences of the stock, the aggregate or per share amounts at which preferred stock may be called or subject to redemption and the aggregate and per-share amount of arrearages in cumulative preferred dividends. This statement shall be effective for the financial statements for both interim and annual periods ending after December 15, 1997.

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income will thus represent the sum of net income and comprehensive income, although SFAS 130 does not require the use of the terms comprehensive income or other comprehensive income. The accumulated balance of other comprehensive income is required to be displayed separately from retained earnings and additional paid in capital in the statement of financial condition. This statement is effective for the fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. At this time the Company has determined that this Statement will have no significant impact on its financial position or results of operations for 1997.

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This statement supersedes SFAS 14 "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years should be restated. Management is in the process of determining the impact, if any, this statement will have on the Company.

  The Securities and Exchange Commission has approved rule amendments to clarify and expand existing disclosure requirements for derivative financial instruments. The amendments require enhanced disclosure of accounting policies for derivative financial instruments in the footnotes to the financial statements. In addition, the amendment expands existing disclosures requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments. The required quantitative and qualitative information should be disclosed outside the financial statements and related notes thereto. The enhanced accounting policy disclosure requirements are effective for the quarter ended June 30, 1997. As the Company believes that the derivative financial instrument disclosure contained within the notes to the financial statements of the 1996 Form 10-K substantially conform with the accounting policy requirements of these amendments, no further interim period disclosure has been provided. The rule amendments that required expanded disclosure of quantitative and qualitative information about market risk are effective with the 1997 Form 10-K.

SUBSEQUENT EVENTS

  On August 1, 1997, the Company has announced that Imperial Credit Commercial Mortgage Investment Corporation ("ICCMIC"), a Maryland corporation that has elected to be treated as a Real Estate Investment Trust, has filed a registration statement with the Securities and Exchange Commission covering a proposed initial public offering of 20,000,000 shares of common stock. All of the shares are being offered by ICCMIC. The net proceeds will be primarily used to purchase initial investments. ICCMIC intends to invest primarily in performing multifamily and commercial loans and in mortgage backed securities. The offering is expected to close in the fourth quarter of 1997.

  During July and August 1997, the Company sold 500,000 shares of SPFC common stock at an average price per share of $15.11, resulting in a gain on sale of approximately $5 million. This sale reduces the Company's ownership in SPFC stock to 47.0% from 49.4% at March 31, 1997.

  During August 1997, the Company announced that it proposes to make an initial public offering of its subsidiary, FMAC. A registration statement relating to the proposed public offering has not yet been filed with the United States Securities and Exchange Commission. The terms of the securities offered and the amount of the offering have not been disclosed. The offering is expected to close in the fourth quarter of 1997.

                           PART II OTHER INFORMATION
                               ITEM 6 EXHIBIT--11
                        IMPERIAL CREDIT INDUSTRIES, INC.
              STATEMENT REGARDING COMPUTATION OF EARNING PER SHARE
                                 (IN THOUSANDS)

                                                       SIX MONTHS    SIX MONTHS
                          QUARTER ENDED QUARTER ENDED     ENDED         ENDED
                          JUNE 30, 1997 JUNE 30, 1996 JUNE 30, 1997 JUNE 30, 1996
                          ------------- ------------- ------------- -------------
Income before
 extraordinary items....     $14,073       $43,041       $25,105       $51,657
                             -------       -------       -------       -------
Extraordinary item Early
 extinguishment of debt,
 net of income taxes....         --            --         (3,995)          --
                             -------       -------       -------       -------
Net income..............     $14,073       $43,041       $21,110       $51,657
                             =======       =======       =======       =======
Average number of shares
 outstanding............      38,508        36,106        38,464        34,117
Net effect of dilutive
 stock options-based on
 treasury stock method
 using average market
 price..................       2,115         2,741         2,305         2,938
                             -------       -------       -------       -------
Total average shares....      40,623        38,847        40,769        37,055
                             =======       =======       =======       =======
PRIMARY EARNINGS PER
 SHARE:
Income before
 extraordinary item.....     $  0.35       $  1.11       $  0.62       $  1.39
Extraordinary item- Loss
 on early extinguishment
 of debt, net of income
 taxes..................         --            --          (0.10)          --
                             -------       -------       -------       -------
Net income per share....     $  0.35       $  1.11       $  0.52       $  1.39
                             =======       =======       =======       =======
FULLY DILUTED EARNINGS
 PER SHARE:
Income before
 extraordinary item.....     $14,073       $43,041       $25,105       $51,657
Extraordinary item-Loss
 on early extinguishment
 of debt, net of income
 taxes..................         --            --         (3,995)          --
                             -------       -------       -------       -------
Net Income..............     $14,073       $43,041       $21,110       $51,657
                             =======       =======       =======       =======
Average number of shares
 outstanding............      38,508        36,106        38,464        34,117
Net effect of dilutive
 stock options-based on
 treasury stock method
 using ending market
 price..................       2,281         2,798         2,318         3,059
                             -------       -------       -------       -------
Total average shares....      40,789        38,904        40,782        37,176
                             =======       =======       =======       =======
FULLY DILUTED EARNINGS
 PER SHARE:
Income before
 extraordinary item.....     $  0.35       $  1.11       $  0.62       $  1.39
Extraordinary item Loss
 on early extinguishment
 of debt, net of income
 taxes..................         --            --          (0.10)          --
                             -------       -------       -------       -------
Net Income..............     $  0.35       $  1.11       $  0.52       $  1.39
                             =======       =======       =======       =======

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Imperial Credit Industries, Inc.

Date: August 14, 1997                     By:  /s/ Kevin Villani
                                             __________________________________
                                             Kevin Villani
                                             Executive Vice President and CFO