Form 10-Q
period 1997-09-30
IMPERIAL CREDIT INDUSTRIES INC
filed 1997-11-19
CIK 883811

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                        COMMISSION FILE NUMBER: 0-19861

                       IMPERIAL CREDIT INDUSTRIES, INC.

                CALIFORNIA                                 95-4054791
      (STATE OR OTHER JURISDICTION OF             (IRS EMPLOYER IDENTIFICATION
       INCORPORATION OR ORGANIZATION)                       NUMBER)

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

                               SHARES OUTSTANDING
             CLASS             AT NOVEMBER 3, 1997
             -----             -------------------
   Common Stock, no par value      38,798,910


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       IMPERIAL CREDIT INDUSTRIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                         PART I--FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----
Item 1. Financial Statements
    Consolidated Balance Sheets--September 30, 1997 and December 31, 1996.   2
    Consolidated Statements of Income--Three and nine months ended
     September 30, 1997 and 1996..........................................   3
    Consolidated Statements of Cash Flows--Nine months ended September 30,
     1997 and 1996........................................................   4
    Consolidated Statement of Changes in Shareholders' Equity--Nine months ended
     September 30, 1997...................................................   5
    Notes to Consolidated Financial Statements............................   6
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................  15

                          PART II--OTHER INFORMATION

Items 1-5 Not Applicable

Item 6. Exhibit--Statement Regarding Computation of Earnings Per Share.....   29
   Signatures..............................................................   30

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

                          ITEM 1. FINANCIAL STATEMENTS
                        IMPERIAL CREDIT INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1997          1996
                                                      ------------- ------------
                       ASSETS
                       ------
Cash................................................   $   55,104    $   74,247
Interest bearing deposits...........................      191,406         3,369
Investment in Federal Home Loan Bank stock..........        4,473        17,152
Trading securities, at market.......................       66,028        25,180
Securities available for sale, at market............       32,355        59,116
Securities held to maturity.........................        2,748           --
Loans held for sale.................................      678,572       940,096
Loans held for investment, net......................    1,190,199     1,068,599
Purchased and originated servicing rights...........        6,091        14,887
Capitalized excess servicing fees receivable........          --         23,142
Retained interest in loan and lease securitizations.       36,190        49,548
Interest-only and residual certificates.............          --         87,017
Accrued interest receivable.........................       19,918        13,847
Premises and equipment, net.........................        9,928        12,442
Other real estate owned, net........................       14,834        12,214
Goodwill............................................       49,392        38,491
Investment in Southern Pacific Funding Corporation..       58,797           --
Other assets........................................       16,569        31,292
                                                       ----------    ----------
    Total assets....................................   $2,432,604    $2,470,639
                                                       ==========    ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Deposits............................................   $1,244,409    $1,069,184
Borrowings from Federal Home Loan Bank..............       20,000       140,500
Other borrowings....................................      483,756       694,352
Remarketed Par Securities...........................       70,000           --
Senior Notes........................................      219,803        88,209
Convertible subordinated debentures.................          --         75,000
Accrued interest payable............................       20,948        14,034
Accrued income taxes payable........................       36,591        55,327
Minority interest in consolidated subsidiaries......       11,149        54,936
Other liabilities...................................       53,623        39,589
                                                       ----------    ----------
    Total liabilities...............................    2,160,279     2,231,131
                                                       ----------    ----------
Shareholders' equity:
Preferred stock, 8,000,000 shares authorized; none
 issued or outstanding..............................          --            --
Common stock, no par value. Authorized 80,000,000
 shares; 38,759,021 and 38,291,112 shares issued and
 outstanding at September 30, 1997 and
 December 31, 1996, respectively....................      147,381       145,521
Retained earnings...................................      124,676        88,977
Unrealized gain on securities available for sale,
 net................................................          268         5,010
                                                       ----------    ----------
    Total shareholders' equity......................      272,325       239,508
                                                       ----------    ----------
    Total liabilities and shareholders' equity......   $2,432,604    $2,470,639
                                                       ==========    ==========

          See accompanying notes to consolidated financial statements

                        IMPERIAL CREDIT INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           THREE MONTHS      NINE MONTHS ENDED
                                        ENDED SEPTEMBER 30,    SEPTEMBER 30,
                                        -------------------- ------------------
                                          1997       1996      1997      1996
                                        ---------  --------- --------  --------
REVENUE:
  Gain on sale of loans and leases..... $  20,512  $  28,640 $ 57,736  $ 69,517
  Interest on loans....................    54,027     51,002  150,469   139,284
  Interest on investments..............     9,493        442   16,247     2,831
  Interest on other finance activities.       750      3,748    2,141     6,957
                                        ---------  --------- --------  --------
    Total interest income..............    64,270     55,192  168,857   149,072
  Interest expense.....................    35,089     33,029   95,145   100,767
                                        ---------  --------- --------  --------
    Net interest income................    29,181     22,163   73,712    48,305
  Provision for loan and lease losses..     9,559      2,617   18,165     6,142
                                        ---------  --------- --------  --------
  Net interest income after provision
   for loan and lease losses...........    19,622     19,546   55,547    42,163
                                        ---------  --------- --------  --------
  Loan servicing income................     2,331        702    5,781     2,264
  Gain on sale of servicing rights.....       --         --       --      7,808
  Gains on sale of Southern Pacific
   Funding Corporation stock...........     5,182        --     9,488    62,007
  Gain on sale of Imperial Credit
   Mortgage Holdings stock.............    11,496        --    11,496       --
  Loss on sale of securities...........       --         --      (403)      --
  Equity in net income of Southern
   Pacific Funding Corporation.........     6,432        --    19,363       --
  Management fees......................       858        986    3,674     2,157
  Other (loss) income..................      (894)     1,299      657     5,613
                                        ---------  --------- --------  --------
    Total other income.................    25,405      2,987   50,056    79,849
                                        ---------  --------- --------  --------
      Total revenue....................    65,539     51,173  163,339   191,529
                                        ---------  --------- --------  --------
EXPENSES:
  Personnel expense....................    17,844     13,075   40,948    36,477
  Amortization of PMSR's and OMSR's....       206        196      431     1,028
  Occupancy expense....................     1,051      1,038    2,941     3,308
  Data processing expense..............       515        394    1,320     1,324
  Net expenses of other real estate
   owned...............................     1,146        867    5,383     4,853
  Professional services................     1,964      1,919    8,167     5,600
  FDIC insurance premiums..............       --         154      --        199
  Telephone and other communications...       875        563    2,058     2,108
  Restructuring provision --
    Exit from mortgage banking
     operations........................       --         --       --      3,800
  General and administrative expense...    11,489      6,718   24,040    14,047
                                        ---------  --------- --------  --------
      Total expenses...................    35,090     24,924   85,288    72,744
                                        ---------  --------- --------  --------
  Income before income taxes, minority
   interest and extraordinary item.....    30,449     26,249   78,051   118,785
  Income taxes.........................    10,959     13,553   28,802    51,322
  Minority interest in income of
   consolidated subsidiaries...........     4,901      3,263    9,555     6,373
                                        ---------  --------- --------  --------
  Income before extraordinary item.....    14,589      9,433   39,694    61,090
                                        ---------  --------- --------  --------
  Extraordinary item--Loss on early
   extinguishment of debt, net of
   income taxes........................       --         --    (3,995)      --
                                        ---------  --------- --------  --------
  Net income........................... $  14,589  $   9,433 $ 35,699  $ 61,090
                                        =========  ========= ========  ========
PRIMARY AND FULLY DILUTED INCOME PER
 SHARE:
  Income before extraordinary item..... $    0.36  $    0.23 $   0.97  $   1.60
  Extraordinary item--Loss on early
   extinguishment of debt, net of
   income taxes........................       --         --     (0.10)      --
                                        ---------  --------- --------  --------
  Net income per common share.......... $    0.36  $    0.23 $   0.87  $   1.60
                                        =========  ========= ========  ========

          See accompanying notes to consolidated financial statements

                        IMPERIAL CREDIT INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          NINE MONTHS ENDED  NINE MONTHS ENDED
                                          SEPTEMBER 30, 1997 SEPTEMBER 30, 1996
                                          ------------------ ------------------
                                                     (IN THOUSANDS)
Cash flows from operating activities:
 Net income.............................      $   35,699         $   61,090
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
 Provision for loan and lease losses....          18,165              6,142
 Restructuring provision exit from
  mortgage banking operations...........             --               3,800
 Depreciation...........................           3,178              4,373
 Amortization...........................           2,933              1,971
 Accretion of discount..................          (2,142)            (6,957)
 Gain on sale of Southern Pacific
  Funding Corporation stock.............          (9,488)           (62,007)
 Gain on sale of Imperial Credit
  Mortgage Holdings stock...............         (11,496)               --
 Gain on sale of servicing rights.......             --              (7,808)
 Gain on sale of loans and leases.......         (57,736)           (69,517)
 Equity in net earnings of Southern
  Pacific Funding Corp..................         (19,363)               --
 Loss on sale of OREO...................           4,345              2,557
 Writedowns of OREO.....................             166              2,459
 Originations of loans held for sale....      (1,024,500)        (1,367,100)
 Sales and collections on loans held for
  sale..................................       1,343,760          1,838,331
 Net change in retained interest in loan
  and lease securitizations.............          13,358                --
 Net change in capitalized excess
  servicing.............................          23,142                --
 Net change in other assets.............          49,707             65,081
 Net change in other liabilities........          23,641             58,455
                                              ----------         ----------
Net cash provided by operating
 activities.............................         393,369            530,870
                                              ----------         ----------
Cash flows from investing activities:
 Net change in interest bearing
  deposits..............................        (188,037)           (89,936)
 Purchase of servicing rights...........             --             (10,389)
 Proceeds from sale of servicing rights.             --              31,032
 Proceeds from sale of other real estate
  owned.................................           2,651              5,534
 Purchase of securities available for
  sale..................................             --            (219,702)
 Sale of securities available for sale..          27,955            267,098
 Purchase of securities held to
  maturity..............................          (2,748)               --
 Net change in loans held for
  investment............................        (148,356)          (140,320)
 Purchases of premises and equipment....          (5,834)            (3,853)
 Net change in investment in Southern
  Pacific Funding Corporation...........         (39,434)               --
 Proceeds from sale of SPFC stock.......          13,707             36,362
 Proceeds from sale of Imperial Credit
  Mortgage Holdings stock...............          11,950                --
 Redemption of stock in Federal Home
  Loan Bank.............................          12,679                --
 Cash utilized for acquisitions.........         (14,699)               --
                                              ----------         ----------
Net cash used in investing activities...        (330,166)          (124,174)
                                              ----------         ----------
Cash flows from financing activities:
 Net change in deposits.................         175,225            (40,637)
 Advances from Federal Home Loan Bank...          50,000            738,000
 Repayments of advances from Federal
  Home Loan Bank........................        (170,500)          (590,000)
 Net change in convertible subordinated
  debentures............................         (75,000)               --
 Net change in other borrowings.........        (210,596)          (480,771)
 Proceeds from offering of Senior Notes
  due 2007..............................         194,500                --
 Proceeds from offering of Remarketed
  Par Securities........................          70,000                --
 Repayment of Senior Notes due 2004.....         (73,241)               --
 Repayment of bonds.....................             --            (111,995)
 Net change in minority interest........         (43,787)            24,820
 Issuance of common stock...............             --              59,229
 Proceeds from resale of Senior Notes...             --               7,615
 Proceeds from exercise of stock
  options...............................           1,053              5,815
                                              ----------         ----------
Net cash used in financing activities...         (82,346)          (387,924)
                                              ----------         ----------
Net change in cash......................         (19,143)            18,772
Cash at beginning of year...............          74,247             39,166
                                              ----------         ----------
Cash at end of period...................      $   55,104         $   57,938
                                              ==========         ==========
Supplemental disclosure of cash flow
 information:
 Income taxes paid during the period....      $   15,736         $   16,253
 Interest paid during the period........          88,231            104,427

          See accompanying notes to consolidated financial statements

                        IMPERIAL CREDIT INDUSTRIES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                         UNREALIZED
                                                          GAIN ON
                                                         SECURITIES
                           NUMBER OF                     AVAILABLE      TOTAL
                            SHARES     COMMON   RETAINED FOR SALE,  SHAREHOLDERS'
                          OUTSTANDING  STOCK    EARNINGS    NET        EQUITY
                          ----------- --------  -------- ---------- -------------
Balance, December 31,
 1996...................    38,291    $145,521  $ 88,977   $5,010     $239,508
Exercise of stock
 options................       470       1,090       --       --         1,090
Tax benefit from
 exercise of stock
 options................       --          807       --       --           807
Net change in unrealized
 gain on securities
 available for sale.....       --          --        --    (4,742)      (4,742)
Retirement of stock.....        (2)        (37)      --       --           (37)
Net income for period...       --          --     35,699      --        35,699
                            ------    --------  --------   ------     --------
Balance, September 30,
 1997...................    38,759    $147,381  $124,676   $  268     $272,325
                            ======    ========  ========   ======     ========



          See accompanying notes to consolidated financial statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. ORGANIZATION

  Imperial Credit Industries, Inc. (the "Company" or "ICII"), incorporated in 1986 in the State of California, is 23.5% owned by Imperial Bank. Since its initial capitalization in 1991 by Imperial Bank, the Company has transformed itself from a full service mortgage banking operation to a diversified commercial and consumer finance holding company.

  The consolidated financial statements include ICII, its wholly owned subsidiaries and a majority owned consolidated subsidiary (collectively the "Company"). The wholly owned operating subsidiaries include Southern Pacific Bank ("SPB") formally Southern Pacific Thrift & Loan, Imperial Business Credit, Inc. ("IBC"), Imperial Credit Advisors, Inc. ("ICAI"), Auto Marketing Network, Inc. ("AMN"), Imperial Credit Commercial Asset Management Corp. ("ICCAMC"), Imperial Credit Worldwide Ltd. ("ICW"), a majority owner of Credito Imperial Argentina ("CIA"), a mortgage banking company conducting business in Argentina and Imperial Credit Capital Trust I ("ICCTI"), a subsidiary of the Company organized for the sole purpose of issuing trust securities. The majority-owned consolidated subsidiary is Franchise Mortgage Acceptance Company, LLC ("FMAC"). FMAC is owned two-thirds by the Company and one-third by the President of FMAC. The Company owns 8.6% of the common stock of Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC") (NASDAQ:
ICMI), a commercial Real Estate Investment Trust managed by ICCAMC. The Company accounts for its investment in ICCMIC using the cost method of accounting. The Company also has a 47% ownership interest in Southern Pacific Funding Corporation ("SPFC") (NYSE: SFC). The Company accounts for this investment using the equity method of accounting. All material intercompany balances and transactions have been eliminated.

2. DECONSOLIDATION OF SOUTHERN PACIFIC FUNDING CORPORATION AND ICI FUNDING CORPORATION

  During the first quarter of 1997, the Company sold 370,000 shares of the common stock of SPFC at $16.63 per share, generating net proceeds of $6.2 million, and resulting in a gain of $4.3 million, reducing its ownership of SPFC from 51.2% at December 31, 1996 to 49.4% at March 31, 1997. Therefore, the results of SPFC operations are now accounted for in the Company's financial statements under the equity method of accounting. During the third quarter ending September 30, 1997, the Company sold an additional 500,000 shares of SPFC common stock, generating net proceeds of $7.6 million and resulting in a gain of $5.2 million, further reducing its ownership percentage to 47%. The equity investment in SPFC is carried at cost adjusted for equity in SPFC's undistributed earnings. Deferred income taxes were provided for by the Company at the time of the sale of SPFC stock.

  During the first quarter of 1997, ICII disposed of its common stock interest in ICI Funding Corporation ("ICIFC"), a subsidiary engaged in mortgage conduit operations for Imperial Credit Mortgage Holdings ("ICMH") (AMEX: IMH). At December 31, 1996, ICII owned 100% of the common stock of ICIFC which represented a 1% economic interest since ICMH a former subsidiary and now a separate publicly held mortgage real estate investment trust, owned all of the nonvoting preferred stock of ICIFC, which gave ICMH a 99% economic interest in ICIFC. The Company's disposal of its remaining economic interest in ICIFC concluded its exit from the original mortgage banking business. The Company did not receive any proceeds on the disposition of the ICIFC common stock. The Company recorded a loss of approximately $90,000 on the disposition.

3. BASIS OF PRESENTATION

  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

4. NET INCOME PER SHARE INFORMATION

  Net income per common share is computed based on the weighted average number of shares outstanding during the periods presented plus common stock equivalents deemed to be dilutive. Common stock equivalents deemed to be dilutive were calculated based on the average price per share during the periods presented for primary net income per share and based on the ending stock price per share, if greater than the average stock price per share, for fully diluted net income per share for the periods presented. The number of shares used in the computations gives retroactive effect to stock dividends and stock splits for all periods presented.

  The weighted average number of shares including common stock equivalents for the three months ended September 30, 1997 and 1996 was 41,094,428 and 40,570,264 for purposes of computing fully diluted income per share, respectively. The weighted average number of shares including common stock equivalents for the nine months ended September 30, 1997 and 1996 was 41,033,029 and 38,293,874 for purposes of computing fully diluted income per share, respectively.

  The weighted average number of shares including common stock equivalents for the three months ended September 30, 1997 and 1996 was 40,884,142 and 40,382,302 for purposes of computing primary income per share, respectively. The weighted average number of shares including common stock equivalents for the nine months ended September 30, 1997 and 1996 was 40,803,044 and 38,074,558 for purposes of computing primary income per share, respectively.

5. LOANS HELD FOR SALE

  Loans held for sale consisted of the following at September 30, 1997 and December 31, 1996: (In thousands)

                                                           AT            AT
                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1997          1996
                                                      ------------- ------------
     Loans secured by real estate:
       Single family 1-4............................    $ 10,581      $452,533
       Multi-family.................................     141,071       186,391
       Commercial...................................     116,616       109,469
                                                        --------      --------
                                                         268,268       748,393
     Leases.........................................      49,461         8,547
     Auto...........................................     149,981           --
     Commercial loans...............................     210,862       183,156
                                                        --------      --------
                                                        $678,572      $940,096
                                                        ========      ========

6. REMARKETED PAR SECURITIES

  During the second quarter of 1997, ICCTI issued $70.0 million of 10.25% Remarketed Par Securities ("ROPES") due June 14, 2002. These securities can be redeemed at par upon their maturity or remarketed as 30-year capital instruments at the Company's option. Under current tax law, the interest payments on these securities are tax-deductible. The proceeds from the offering will be used for capital contributions to subsidiaries, strategic acquisitions, investments and general corporate purposes.

7. SUBSIDIARY NAME CHANGE

  The Company's largest subsidiary, Southern Pacific Thrift and Loan, has changed its name to Southern Pacific Bank. Southern Pacific Bank is a national lending institution specializing in non-confoming loans. Through its divisions, SPB provides consumer loans, commercial real estate loans, asset based lending, major loan participations and FDIC-insured certificates of deposits.

8. SUBSEQUENT EVENTS

  On October 2, 1997, SPB acquired substantially all of the assets of PrinCap Mortgage Warehouse, Inc and PrinCap Mortgage Backed, L.P. ("PMW"), located in Vorhees, New Jersey. PMW's primary business is the warehouse lending to small and medium sized residential mortgage brokers and mortgage bankers on a national basis. PMW provides short term lines of credit to be utilized by its clients for the purpose of aggregating pools of loans for ultimate sale to investors. At September 30, 1997, PMW had commitments and outstanding loans of approximately $225 million and $115 million, respectively. The assets acquired from PMW were contributed to a wholly owned subsidiary of SPB.

  On October 20, 1997, the Company completed the initial public offering of Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC") (NASDAQ:
ICMI), a Maryland corporation that has elected to be taxed as a Real Estate Investment Trust. The initial public offering of 34,500,000 shares of common stock was priced at $15.00 per share, representing total net proceeds from the offering of approximately $481 million. All of the shares were offered by ICCMIC. The Company purchased 2,970,000 shares or 8.6% of ICCMIC common stock for $41.4 million. ICCMIC will be managed by ICCAMC, a wholly owned subsidiary of the Company. ICCMIC intends to invest primarily in performing multifamily and commercial loans and in mortgage backed securities. On October 31, 1997, ICCMIC announced the purchase of multifamily/commercial mortgage loans and interests in certain multifamily and commercial mortgage backed securities from Southern Pacific Bank and from the Company, for an aggregate purchase price of approximately $163 million plus accrued interest.

  On October 30, 1997, SPB announced that the Memorandum Of Understanding ("MOU") entered into in September 1996 with the Federal Deposit Insurance Corporation ("FDIC") and the California Department of Financial Institutions ("CDFI") has been terminated as a result of the recent concurrent examinations by the FDIC and CDFI and their joint conclusion that the terms of the agreement have been satisfactorily met and that the improvement in SPB's operations no longer warranted the MOU.

  During November 1997, the Company intends to complete the initial public offering of its subsidiary, FMAC, (NASDAQ: FMAX). A registration statement relating to the public offering has been filed with the United States Securities and Exchange Commission. FMAC plans to issue 8,750,000 shares of common stock, of which 5,312,500 are being sold by FMAC and 3,437,500 are being sold by the Company and President of FMAC. The assumed initial offering price range is $16.00 to $18.00 per share. Based on the assumed initial offering price range, the Company may record a pretax gain of approximately $60 million to $80 million. After the sale, the Company's ownership interest in FMAC would be approximately 44%, which would be treated as an equity investment and accounted for using the equity method of accounting.

9. CONSOLIDATING FINANCIAL STATEMENTS

  The following represents summarized consolidating financial information as of September 30, 1997 and December 31, 1996, and for the nine months ended September 30, 1997 and for 1996, with respect to the financial position and operations of the Company and its wholly-owned and majority-owned subsidiaries. On January 17, 1997, the Company sold $200 million of 9 7/8% senior notes due 2007. The senior notes are guaranteed by five of the Company's wholly-owned subsidiaries, IBC, ICAI, ICCAMC, ICW and AMN (the "Other Guarantor Subsidiaries"), and the Company's 66 2/3% owned subsidiary, FMAC. The non-guarantor subsidiaries are SPB and ICCTI. Each of the guarantees is full and unconditional and joint and several. The summarized consolidated financial information is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors as management has determined that such information is not material to investors. FMAC has filed a Form 10-Q with the SEC as of and for the quarter ended September 30, 1997. None of the subsidiary guarantors is restricted from making distributions to the Company.

                     CONSOLIDATING CONDENSED BALANCE SHEET

                              SEPTEMBER 30, 1997

                                               OTHER         NON-
                                             GUARANTOR    GUARANTOR
                            ICII     FMAC   SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                          -------- -------- ------------ ------------ ------------ ------------
                                                     (IN THOUSANDS)
         ASSETS
         ------
Cash....................  $ 17,105 $    --    $  8,252    $   30,885   $  (1,138)   $   55,104
Interest bearing
 deposits...............    61,630    2,705        --        129,090      (2,019)      191,406
Investment in Federal
 Home Loan Bank stock...       --       --         --          4,473         --          4,473
Securities held to
 maturity, available for
 sale and trading.......    74,250    2,496        537        23,848         --        101,131
Loans held for sale.....    10,581  210,862    199,442       257,687         --        678,572
Loans held for
 investment, net........   111,728      --      28,195     1,104,365     (54,089)    1,190,199
Purchased and originated
 servicing rights.......       --       --         206         5,885         --          6,091
Retained interest in
 loan and lease
 securitizations........       --     7,041     29,149           --          --         36,190
Investment in
 subsidiaries...........   273,470      --         --            --     (214,673)       58,797
Goodwill................       --     4,430     30,496        14,466         --         49,392
Other assets............    63,765   20,195    (36,820)       16,119      (2,010)       61,249
                          -------- --------   --------    ----------   ---------    ----------
 Total assets...........  $612,529 $247,729   $259,457    $1,586,818   $(273,929)   $2,432,604
                          ======== ========   ========    ==========   =========    ==========
     LIABILITIES AND
  SHAREHOLDERS' EQUITY
  --------------------
Deposits................  $    --  $    --    $    --     $1,246,428   $  (2,019)   $1,244,409
Other borrowings........       --   202,956    201,937       135,887     (37,024)      503,756
Remarketed Par
 Securities.............    72,165      --         --         (2,165)        --         70,000
Senior notes............   219,803      --         --            --          --        219,803
Minority interest in
 consolidated
 subsidiaries...........       749      --         --            --       10,400        11,149
Other liabilities.......    47,487    7,973     26,563        49,240     (20,101)      111,162
                          -------- --------   --------    ----------   ---------    ----------
 Total liabilities......   340,204  210,929    228,500     1,429,390     (48,744)    2,160,279
                          -------- --------   --------    ----------   ---------    ----------
Shareholders' equity:
Common stock............   147,381    5,792     30,224        82,617    (118,633)      147,381
Retained earnings.......   124,676   31,008        733        74,811    (106,552)      124,676
Unrealized gain on
 securities available
 for sale...............       268      --         --            --          --            268
                          -------- --------   --------    ----------   ---------    ----------
 Total shareholders'
  equity................   272,325   36,800     30,957       157,428    (225,185)      272,325
                          -------- --------   --------    ----------   ---------    ----------
 Total liabilities and
  shareholders' equity..  $612,529 $247,729   $259,457    $1,586,818   $(273,929)   $2,432,604
                          ======== ========   ========    ==========   =========    ==========

                     CONSOLIDATING CONDENSED BALANCE SHEET

                               DECEMBER 31, 1996

                                               OTHER         NON-
                                             GUARANTOR    GUARANTOR
                            ICII     FMAC   SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                          -------- -------- ------------ ------------ ------------ ------------
                                                     (IN THOUSANDS)
         ASSETS
         ------
Cash....................  $  5,213 $    --    $  7,973    $   64,926   $  (3,865)   $   74,247
Interest bearing
 deposits...............       --     2,594        163           --          612         3,369
Investment in Federal
 Home Loan Bank stock...       --       --         --         17,152         --         17,152
Investment and trading
 securities.............     8,802   39,349        887        35,824        (566)       84,296
Loans held for sale.....     4,839   98,915      8,547       853,023     (25,228)      940,096
Loans held for
 investment, net........    34,505      --      86,214       948,567        (687)    1,068,599
Purchased and originated
 servicing rights.......       --       --         637        14,250         --         14,887
Capitalized excess
 servicing fees
 receivable.............       --       --         --         23,142         --         23,142
Retained interest in
 loan and lease
 securitizations........       --     6,908     19,646        22,994         --         49,548
Interest-only and
 residual certificates..       --       --         --         87,017         --         87,017
Investment in
 subsidiaries...........   269,651      --         --            --     (269,651)          --
Goodwill................       --     4,332     14,115        20,044         --         38,491
Other assets............   106,601    8,078    (14,981)      (10,333)    (19,570)       69,795
                          -------- --------   --------    ----------   ---------    ----------
  Total assets..........  $429,611 $160,176   $123,201    $2,076,606   $(318,955)   $2,470,639
                          ======== ========   ========    ==========   =========    ==========
    LIABILITIES AND
  SHAREHOLDERS' EQUITY
  --------------------
Deposits................  $    --  $    --    $    --     $1,072,266   $  (3,082)   $1,069,184
Borrowings from Federal
 Home Loan Bank.........       --       --         --        140,500         --        140,500
Other borrowings........    15,363  143,139     88,768       480,103     (33,021)      694,352
Senior notes............    88,209      --         --            --          --         88,209
Convertible subordinated
 debentures.............       --       --         --         75,000         --         75,000
Minority interest in
 consolidated
 subsidiaries...........    45,149      --         --            --        9,787        54,936
Other liabilities.......    41,382    2,580      9,222        68,854     (13,088)      108,950
                          -------- --------   --------    ----------   ---------    ----------
  Total liabilities.....   190,103  145,719     97,990     1,836,723     (39,404)    2,231,131
                          -------- --------   --------    ----------   ---------    ----------
Shareholders' equity:
Preferred stock.........       --       --         --          9,143      (9,143)          --
Common stock............   145,521    5,792     21,501       134,590    (161,883)      145,521
Retained earnings.......    88,977    8,665      3,525        96,150    (108,340)       88,977
Unrealized gain on
 securities available
 for sale...............     5,010      --         185           --         (185)        5,010
                          -------- --------   --------    ----------   ---------    ----------
  Total shareholders'
   equity...............   239,508   14,457     25,211       239,883    (279,551)      239,508
                          -------- --------   --------    ----------   ---------    ----------
  Total liabilities and
   shareholders' equity.  $429,611 $160,176   $123,201    $2,076,606   $(318,955)   $2,470,639
                          ======== ========   ========    ==========   =========    ==========

                    CONSOLIDATING CONDENSED INCOME STATEMENT

                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                               OTHER         NON-
                                             GUARANTOR    GUARANTOR
                           ICII     FMAC    SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                          -------  -------  ------------ ------------ ------------ ------------
                                                    (IN THOUSANDS)
REVENUE:
(Loss) gain on sale of
 loans and leases.......  $(2,638) $40,497    $ 6,737      $ 12,736     $   404      $ 57,736
                          -------  -------    -------      --------     -------      --------
Interest income.........   20,712   18,947     23,129       112,326      (6,257)      168,857
Interest expense........   18,365   15,788      7,953        59,198      (6,159)       95,145
                          -------  -------    -------      --------     -------      --------
Net interest income.....    2,347    3,159     15,176        53,128         (98)       73,712
Provision for loan and
 lease losses...........      --       --       9,140         9,025         --         18,165
                          -------  -------    -------      --------     -------      --------
  Net interest income
   after Provision for
   loan and lease
   losses...............    2,347    3,159      6,036        44,103         (98)       55,547
                          -------  -------    -------      --------     -------      --------
Loan servicing income
 (expense)..............   (1,960)   2,230      3,558         1,953         --          5,781
Gain on sale of SPFC
 stock..................    9,488      --         --            --          --          9,488
Gain on sale of ICMH
 stock..................   11,496      --         --            --          --         11,496
Equity in net income
 SPFC...................   19,363      --         --            --          --         19,363
Other income (expense)..   (4,213)    (588)     5,637         3,230        (138)        3,928
                          -------  -------    -------      --------     -------      --------
  Total other income....   34,174    1,642      9,195         5,183        (138)       50,056
                          -------  -------    -------      --------     -------      --------
    Total revenues......   33,883   45,298     21,968        62,022         168       163,339
                          -------  -------    -------      --------     -------      --------
EXPENSES:
Personnel expense.......    2,100    9,285     12,572        16,991         --         40,948
Amortization of PMSR's
 and OMSR's.............      --       --         431           --          --            431
Occupancy expense.......      823      444        419         1,255         --          2,941
Data processing expense.      427       66        270           557         --          1,320
Net expenses of other
 real estate owned......    3,548      --         --          1,835         --          5,383
Professional services...    2,659    1,792      1,110         2,606         --          8,167
General, administrative
 and other expense......    3,696    5,046     11,960         5,794        (398)       26,098
                          -------  -------    -------      --------     -------      --------
  Total expenses........   13,253   16,633     26,762        29,038        (398)       85,288
                          -------  -------    -------      --------     -------      --------
Income (loss) before
 income taxes (benefit),
 minority interest, and
 extraordinary item.....   20,630   28,665     (4,794)       32,984         566        78,051
Income taxes (benefit)..   16,587      --      (2,003)       13,979         239        28,802
Minority interest in
 income of consolidated
 subsidiaries...........      --       --         --            --        9,555         9,555
Extraordinary item--Loss
 on early extinguishment
 of debt, net of income
 taxes..................   (3,995)     --         --            --          --         (3,995)
                          -------  -------    -------      --------     -------      --------
Net income (loss).......  $    48  $28,665    $(2,791)     $ 19,005     $(9,228)     $ 35,699
                          =======  =======    =======      ========     =======      ========

                    CONSOLIDATING CONDENSED INCOME STATEMENT

                      NINE MONTHS ENDED SEPTEMBER 30, 1996

                                               OTHER         NON-
                                             GUARANTOR    GUARANTOR
                           ICII     FMAC    SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                          -------  -------  ------------ ------------ ------------ ------------
                                                 (IN THOUSANDS)
REVENUE:
Gain on sale of loans
 and leases.............  $ 1,297  $14,209     $2,830      $ 50,939     $   242      $ 69,517
                          -------  -------     ------      --------     -------      --------
Interest income.........   10,625    2,442        835       137,041      (1,871)      149,072
Interest expense........   13,261    2,215        889        85,026        (624)      100,767
                          -------  -------     ------      --------     -------      --------
Net interest (expense)
 income.................   (2,636)     227        (54)       52,015      (1,247)       48,305
Provision for loan and
 lease losses...........      --       --         --          6,142         --          6,142
                          -------  -------     ------      --------     -------      --------
  Net interest (expense)
   income after
   Provision for loan
   and lease losses.....   (2,636)     227        (54)       45,873      (1,247)       42,163
                          -------  -------     ------      --------     -------      --------
Loan servicing (expense)
 income.................   (2,002)   1,127      2,281           858         --          2,264
Gain on sale of
 servicing rights.......    6,466      --         --            --        1,342         7,808
Gain on sale of SPFC
 stock..................   62,007      --         --            --          --         62,007
Other income (expense)..    1,189       (1)     2,282         4,929        (629)        7,770
                          -------  -------     ------      --------     -------      --------
  Total other income....   67,660    1,126      4,563         5,787         713        79,849
                          -------  -------     ------      --------     -------      --------
    Total revenues......   66,321   15,562      7,339       102,599        (292)      191,529
                          -------  -------     ------      --------     -------      --------
EXPENSES:
Personnel expense.......    7,313    5,705      1,831        22,255        (627)       36,477
Amortization of PMSR's
 and OMSR's.............      401      --          89           538         --          1,028
Occupancy expense.......    1,652      194        135         1,330          (3)        3,308
Data processing expense.      744      --           1           578           1         1,324
Net expenses of other
 real estate owned......    3,492      --         --          1,361         --          4,853
Professional services...    3,028      829        439         1,321         (17)        5,600
General, administrative
 and other expense......    7,946    1,838      1,990         8,572        (192)       20,154
                          -------  -------     ------      --------     -------      --------
  Total expenses........   24,576    8,566      4,485        35,955        (838)       72,744
                          -------  -------     ------      --------     -------      --------
Income before income
 taxes and minority
 interest...............   41,745    6,996      2,854        66,644         546       118,785
Income taxes............   21,452      --       1,180        28,210         480        51,322
Minority interest in
 income of consolidated
 subsidiaries...........      --       --         --            --        6,373         6,373
                          -------  -------     ------      --------     -------      --------
Net income(loss)........  $20,293  $ 6,996     $1,674      $ 38,434     $(6,307)     $ 61,090
                          =======  =======     ======      ========     =======      ========

                       CONSOLIDATING CONDENSED CASH FLOWS

                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                 OTHER         NON-
                                               GUARANTOR    GUARANTOR
                            ICII      FMAC    SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                          --------  --------  ------------ ------------ ------------ ------------
                                                   (IN THOUSANDS)
Net cash (used in)
 provided by operating
 activities.............  $(56,955) $(78,066)  $(148,787)   $ 667,193     $ 16,136    $ 399,521
                          --------  --------   ---------    ---------     --------    ---------
Cash flows from
 investing activities:
Net change in interest
 bearing deposits.......   (59,512)     (111)        163     (128,577)         --      (188,037)
Net change securities
 available for sale.....     8,069    36,853         535      (13,205)      (4,297)      27,955
Net change in loans held
 for investment.........   (83,910)      --       50,901     (167,855)      52,508     (148,356)
Net change in Investment
 in SPFC................   (39,434)      --          --           --           --       (39,434)
Net change in Investment
 in Subsidiaries........    90,298       --          --           --       (90,298)         --
Other, net..............    19,724    (1,740)    (17,452)      10,346          676       11,554
                          --------  --------   ---------    ---------     --------    ---------
  Net cash (used in)
   provided by investing
   activities...........   (64,765)   35,002      34,147     (299,291)     (41,411)    (336,318)
                          --------  --------   ---------    ---------     --------    ---------
Cash flows from
 financing activities:
Net change in deposits..     1,063       --          --       174,162          --       175,225
Advances from Federal
 Home Loan Bank.........       --        --          --        50,000          --        50,000
Repayments of advances
 from Federal Home Loan
 Bank Advances..........       --        --          --      (170,500)         --      (170,500)
Net change in
 convertible
 subordinated
 debentures.............       --        --          --       (75,000)         --       (75,000)
Net change in other
 borrowings.............   (15,363)   48,419     113,169     (374,173)      17,352     (210,596)
Proceeds from offering
 of senior notes due
 2007...................   194,500       --          --           --           --       194,500
Proceeds from offering
 of Remarketed
 Securities.............    70,000       --          --           --           --        70,000
Repayment of senior
 notes due 2004.........   (73,241)      --          --           --           --       (73,241)
Net change in minority
 interest...............   (44,400)      --          --           --           613      (43,787)
Other net...............     1,053    (6,322)      1,750       (6,432)      11,004        1,053
                          --------  --------   ---------    ---------     --------    ---------
  Net cash provided by
   (used in) financing
   activities...........   133,612    42,097     114,919     (401,943)      28,969      (82,346)
                          --------  --------   ---------    ---------     --------    ---------
Net change in cash......    11,892      (967)        279      (34,041)       3,694      (19,143)
Cash at beginning of
 period.................     5,213      (171)      7,973       64,926       (3,694)      74,247
                          --------  --------   ---------    ---------     --------    ---------
Cash at end of period...  $ 17,105  $ (1,138)  $   8,252    $  30,885     $    --     $  55,104
                          ========  ========   =========    =========     ========    =========

                       CONSOLIDATING CONDENSED CASH FLOWS

                      NINE MONTHS ENDED SEPTEMBER 30, 1996

                                                   OTHER         NON-
                                                 GUARANTOR    GUARANTOR
                            ICII       FMAC     SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                          ---------  ---------  ------------ ------------ ------------ ------------
                                                      (IN THOUSANDS)
Net cash provided by
 (used in) operating
 activities.............  $  57,616  $ 158,298    $ 3,747     $ 468,058    $(156,849)   $ 530,870
                          ---------  ---------    -------     ---------    ---------    ---------
Cash flows from
 investing activities:
Net change in interest
 bearing deposits.......        --      (2,034)       --        (88,709)         807      (89,936)
Proceeds of sales of
 servicing rights.......     31,032        --         --            --           --        31,032
Net change in securities
 available for sale.....      4,682    (47,837)      (778)      100,961       (9,632)      47,396
Net change in loans held
 for investment.........     (2,828)       --         --       (251,609)     114,117     (140,320)
Proceeds from sale of
 SPFC stock.............     36,362        --         --            --           --        36,362
Net change in Investment
 in Subsidiaries........    (15,952)       --         --            --        15,952          --
Other, net..............        --        (628)      (444)       (3,071)      (4,565)      (8,708)
                          ---------  ---------    -------     ---------    ---------    ---------
  Net cash provided by
   (used in) investing
   activities...........     53,296    (50,499)    (1,222)     (242,428)     116,679     (124,174)
                          ---------  ---------    -------     ---------    ---------    ---------
Cash flows from
 financing activities:
Net change in deposits..    (29,556)       --         214       (11,295)         --       (40,637)
Advances from Federal
 Home Loan Bank.........        --         --         --        738,000          --       738,000
Repayments of advances
 from Federal Home Loan
 Bank Advances..........        --         --         --       (590,000)         --      (590,000)
Net change in other
 borrowings.............   (180,222)     4,362        --       (333,839)      28,928     (480,771)
Repayment of Bonds......        --    (111,995)       --            --           --      (111,995)
Proceeds from offering
 of common stock........     59,229        --         --            --           --        59,229
Net change in minority
 interest...............     24,820        --         --            --           --        24,820
Other, net..............     13,411        --         --         (6,200)       6,219       13,430
                          ---------  ---------    -------     ---------    ---------    ---------
  Net cash (used in)
   provided by financing
   activities...........   (112,318)  (107,633)       214      (203,334)      35,147     (387,924)
                          ---------  ---------    -------     ---------    ---------    ---------
Net change in cash......     (1,406)       166      2,739        22,296       (5,023)      18,772
Cash at beginning of
 period.................      8,593       (445)    (1,937)       32,981          (26)      39,166
                          ---------  ---------    -------     ---------    ---------    ---------
Cash at end of period...  $   7,187  $    (279)   $   802     $  55,277    $  (5,049)   $  57,938
                          =========  =========    =======     =========    =========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Imperial Credit Industries, Inc. (the "Company" or "ICII"), with consolidated assets of $2.4 billion, is a diversified commercial and consumer finance holding company, organized in 1986 with its headquarters located in Torrance, California. Its principal business activities consist of the operation of six wholly owned subsidiaries; Southern Pacific Bank ("SPB") formerly Southern Pacific Thrift and Loan, an industrial loan company specializing in lending to small businesses and consumers, Imperial Business Credit Inc. ("IBC"), a commercial leasing company specialized in equipment leasing to small businesses, Imperial Credit Advisors, Inc. ("ICAI"), a management advisory services company overseeing the investment activities of a real estate investment trust, Auto Marketing Network, Inc. ("AMN"), a subprime auto lender engaged in financing the purchase of new and used motor vehicles, Imperial Credit Commercial Asset Management Corp. ("ICCAMC"), the external manager of Imperial Credit Commercial Mortgage Investment Corp., ("ICCMIC") (NASDAQ: ICMI) a commercial REIT, Imperial Credit Worldwide Ltd. ("ICW"), a majority owner of Credito Imperial Argentina ("CIA"), a mortgage banking company conducting business in Argentina Imperial Credit Capital Trust I and ("ICCTI"), a subsidiary of the Company organized for the sole purpose of issuing trust securities. The Company owns 8.6% of the common stock of ICCMIC. The Company is the majority owner of a subsidiary, Franchise Mortgage Acceptance Company, LLC ("FMAC"), a franchise lending company specializing in lending to business franchisees. In addition, the Company owns 47.0% of the outstanding common stock of Southern Pacific Funding Corporation ("SPFC"), a company engaged in sub-prime residential mortgage lending (NYSE: SFC).

DECONSOLIDATION OF SUBSIDIARIES

  During the first quarter ended March 31, 1997, the Company reduced its common stock ownership in Southern Pacific Funding Corporation ("SPFC") from 51.2% at December 31, 1996 to 49.4% at March 31, 1997, generating net proceeds of $6.2 million and resulting in a gain of $4.3 million. As a result, commencing with the three months ended March 31, 1997, SPFC's financial statements are no longer consolidated with those of ICII. Under Generally Accepted Accounting Principles ("GAAP"), when a subsidiary's ownership percentage is reduced to below 50%, consolidation is no longer required. Accordingly, the Company's investment in SPFC is reflected in the Company's statement of condition as a separate line item entitled "Investment in Southern Pacific Funding Corporation" and in the statement of income as "Equity in net income of Southern Pacific Funding Corporation." During the third quarter ending September 30, 1997, the Company sold an additional 500,000 shares of SPFC common stock, generating net proceeds of $7.6 million and resulting in a gain of $5.2 million, further reducing its ownership percentage to 47%. The income from SPFC represents the Company's percentage ownership in SPFC's net income. For the three months and nine months ended September 30, 1997, the equity in net income of SPFC was $6.4 million and $19.4 million, respectively.

  During the first quarter of 1997, ICII disposed of its common stock interest in ICI Funding Corporation "ICIFC," a subsidiary engaged in mortgage conduit operations for Imperial Credit Mortgage Holdings, Inc. ("ICMH"). At December 31, 1996, ICII owned 100% of the common stock of ICIFC which represented a 1% economic interest since ICMH (AMEX: IMH), a former affiliate and now a separate publicly held mortgage real estate investment trust, owned all of the nonvoting preferred stock of ICIFC, which gave ICMH a 99% economic interest in ICIFC. The Company did not receive any proceeds on the disposition of ICIFC common stock. The Company recorded a loss of approximately $90,000 on the disposition.

 Franchise Lending

  For the three and nine months ended September 30, 1997, FMAC originated or acquired $211.2 million and $484.3 million of franchise loans as compared to $96.5 million and $305.6 million for the same period last year. For the three and nine months ended September 30, 1997 loan securitizations totaled $185.2 million and $343.8 million as compared to none and $167.4 million for the same period last year. At September 30, 1997,

FMAC had total assets of $247.6 million as compared to $160.2 million at December 31, 1996. FMAC's total revenues for the three and nine months ended September 30, 1997 were $22.7 million and $45.3 million as compared to $2.0 million and $15.6 million for the same periods last year, respectively. FMAC's net income (loss) for the three and nine months ended September 30, 1997 were $14.7 million and $28.7 million as compared to ($767,000) and $7.0 million for the same periods last year, respectively.

 Business Finance Lending

  Imperial Business Credit. IBC leases business equipment including copying, data processing, communication, printing and manufacturing equipment exclusively to business users. IBC's lease originations totaled $46.0 million and $110.5 million for the three and nine months ended September 30, 1997 as compared to $20.8 million and $54.4 million for the same period last year. IBC securitized $22.2 million and $137.7 million of leases during the three and nine months ended September 30, 1997 as compared to $20.7 million and $67.7 million for the same period last year.

  At September 30, 1997, IBC had total assets of $69.2 million. IBC's total revenues for the three months and nine months ended September 30, 1997 were $3.4 million and $14.4 million as compared to $2.3 million and $5.0 million for the same period last year, respectively. IBC's net income for the three and nine months ended September 30, 1997 was $351,000 and $3.5 million as compared to $630,000 and $1.3 million for the same period last year, respectively.

  Coast Business Credit ("CBC"). CBC, a division of SPB, is a national asset-based lender specializing in lending to middle market manufacturers, distributors, retailers, and high-technology businesses. At September 30, 1997, CBC's loan portfolio represented lending relationships with approximately 132 customers, with an average total loan per customer of $3.3 million. During 1996 and through September 30,1997, CBC has executed an expansion plan, which increased its customer base outside of California. CBC currently operates four loan production centers in California and additional loan production centers in Atlanta, Baltimore, Boston, Cleveland, Detroit, Minneapolis, Portland, Chicago, and Seattle. At September 30, 1997 and December 31, 1996, CBC had outstanding loans totaling $443.2 million and $288.5 million, of which $179.5 million and $115.6 million were outstanding to technology companies, respectively. CBC had open unused commitments of $289.2 million at September 30, 1997.

  Loan Participation and Investment Group ("LPIG"). LPIG was formed by SPB in September 1995 to invest in and purchase syndicated commercial loan participations in the secondary market originated by commercial banks. At September 30, 1997, loan participations held in the LPIG portfolio ranged in size from approximately $450,000 to approximately $19.0 million, as compared to approximately $900,000 to $10.0 million at September 30, 1996, respectively. As of September 30, 1997, LPIG committed to fund approximately $417.8 million of senior secured loan participation commitments. Loans outstanding under LPIG's participation commitments at September 30, 1997 totaled $198.2 million.

  Auto Lend Group. Auto Lend was formed by SPB in September 1996 to finance automobile dealership inventories. SPB believes that Auto Lend's products offer synergistic opportunities, when offered in connection with the Company's sub-prime auto lending operations, to provide car dealers a complete financing package. As of September 30, 1997, Auto Lend had total loan commitments of $45.6 million of which $21.1 million of loans were outstanding.

 COMMERCIAL MORTGAGE LENDING

 Income Property Lending Division

  For the three and nine months ended September 30, 1997, the Income Property Lending Division ("IPLD") of SPB, funded approximately $58.6 million and $206.8 million in loans as compared to $60.5 million and $182.2 million for the same period last year.

 CONSUMER LENDING

 Auto Lending Division

  The Auto Lending Division ("ALD"), a division of SPB, originated $23.4 million and $63.0 million in sub-prime auto loans during the three and nine months ended September 30, 1997, as compared to $11.4 million and $24.8 million, for the same period last year, respectively. ALD currently originates sub-prime auto loans through three Northern California retail offices and is expanding its activities to Central California and areas outside California.

 Auto Marketing Network

  On March 14, 1997, ICII acquired for $750,000 all of the outstanding shares of Auto Marketing Network, Inc. ("AMN") of Boca Raton, Florida, a sub-prime auto lender. AMN is a nationally recognized specialty finance company engaged in financing the purchase of new and used motor vehicles. ICII also advanced AMN $11.5 million to repay amounts owed pursuant to operating lines of credit and for working capital purposes. The acquisition was recorded using the purchase method of accounting. Goodwill of approximately $14.7 million was recorded. The acquisition of AMN is consistent with the Company's general financing strategy: the loans AMN originates will be pooled and securitized for sale in the secondary market. For the quarter ending September 30, 1997 and since the date of acquisition through September 30, 1997, AMN originated $57.6 million and $151.5 million in sub prime auto loans. The Company has delayed its securitization of AMN originated loans. The delay has resulted from AMN's bond insurer's due diligence lawsuit filed against AMN regarding a securitization that occurred in 1993.

 Home Improvement Loans and Other Consumer Credit

  During the three months and nine months ended September 30, 1997, the Consumer Credit Division ("CCD") of SPB originated $4.4 million and $14.5 million in loans as compared to $7.0 million and $16.4 million for the same period last year.

SECURITIZATION TRANSACTIONS

  During the three and nine months ended September 30, 1997, the Company completed loan and lease securitizations totaling $207.4 million and $684.6 million. The Company has retained interests in loan and lease securitizations representing the excess of the total amount of loans sold in the securitization over the amounts represented by interests in the securities sold to investors. The retained interests in the loan and lease securitizations totaled $36.2 million and $49.5 million at September 30, 1997 and December 31, 1996, respectively. At September 30, 1997 and December 31, 1996, the Company's consolidated balance sheet reflected Capitalized Excess Servicing Fees Receivable of none and $23.1 million, respectively. At September 30, 1997 and December 31, 1996, the Company's consolidated balance sheet reflected Interest Only and Residual Certificates of none and $87.0 million, respectively. The decline in Capitalized Excess Servicing Fees Receivable and Interest Only and Residual Certificates resulted from the deconsolidation of SPFC and ICIFC.

SERVICING RIGHTS

  When the Company purchases servicing rights from others, or loans which include the associated servicing rights, the price paid for the servicing rights, net of amortization based on assumed prepayment rates, is included on the consolidated balance sheet as "Purchased and Originated Servicing Rights", ("PMSR's" and "OMSR's"). At September 30, 1997, PMSR's and OMSR's outstanding were $6.1 million, consisting of $5.9 million at SPB and $200,000 at ICAI. At December 31, 1996, PMSR's and OMSR's were $14.9 million, consisting of $5.5 million at SPB, $600,000 at ICAI and $8.8 million at ICIFC.

FUNDING

 Lines of Credit

  Until 1995, apart from equity and debt offerings in the capital markets, the Company's primary sources of financing were warehouse lines of credit and deposits at SPB. Typically, ICII consolidated entities other than SPB would borrow funds under their warehouse lines in connection with their wholesale loan originations and purchases, while SPB used its deposits and borrowings from the Federal Home Loan Bank of San Francisco ("FHLB") to finance its lending activities. During the three months ended September 30, 1997, SPB obtained a $200.0 million line of credit from Morgan Stanley in order to fund loan originations and to provide SPB with additional liquidity in order to explore potential acquisition and investment opportunities . In connection with its diversification strategy, the Company believes that lower cost financing is available through credit lines, repurchase facilities, whole loan sales and securitization programs.

  The Company continues to rely on FDIC insured deposits generated by SPB and third party warehouse lines of credit and securitizations. At September 30, 1997, SPB had total deposits of approximately $1.2 billion (excluding deposits of $2.0 million ICII maintained with SPB).

  ICII's subsidiaries had various revolving warehouse lines of credit available at September 30, 1997, as follows: (In thousands)

                         WEIGHTED AVERAGE
                          INTEREST RATE   COMMITMENT OUTSTANDING        INDEX
                         ---------------- ---------- ----------- -------------------
Greenwich Capital
 Financial (AMN)........       6.91%       $210,000   $171,937   Libor+125bp's
Banco Santander (FMAC)..       7.29%         50,000     19,575   Libor+160bp's
Sanwa Bank (FMAC).......       7.50%         15,000     12,508   Eurodollars+200bp's
CS First Boston (FMAC)..       7.29%        300,000    169,736   Libor+160bp's
CoreStates Bank, N.A.
 (IBC)..................       8.36%         30,000     30,000   Libor+230bp's
Morgan Stanley (SPB)....       6.16%        200,000     80,000   Libor+50bp's
                                           --------   --------
                                           $805,000   $483,756
                                           ========   ========

                             RESULTS OF OPERATIONS
          THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
                THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

  Income before extraordinary item for the three months and nine months ended September 30, 1997 was $14.6 million and $39.7 million or $0.36 and $0.97 per share, as compared to $9.4 million and $61.1 million or $0.23 and $1.60 per share for the same periods last year, respectively.

  Net income for the three months ending September 30, 1997 was $14.6 million or $0.36 per share. Net income including an extraordinary item representing a loss on the early retirement of debt for the nine months ending September 30, 1997 was $35.7 million or $0.87 per share. There were no extraordinary items for the same periods last year.

EXTRAORDINARY ITEM

  During the first quarter 1997, the Company successfully issued $200.0 million of 9.875% Senior Notes due 2007. A portion of the proceeds from the offering was used to repurchase $69.8 million of the existing outstanding 9.75% Senior Notes, due 2004. As a result, the Company recorded an extraordinary item relating to the early retirement of debt of $4.0 million or $0.10 per share for the first quarter. The Company expects to utilize the remaining proceeds for capital contributions to subsidiaries, strategic acquisitions, investments, and for general corporate purposes.

REMARKETED PAR SECURITIES

  During the second quarter 1997, Imperial Credit Capital Trust I, a subsidiary of the Company organized for the sole purpose of issuing trust securities, issued $70.0 million of 10.25% Remarketed Par Securities ("ROPES") due June 14, 2002. These securities can be redeemed at par upon their maturity or remarketed as 30-year capital instruments at the Company's option. Under current tax law, the interest payments on these securities are tax-deductible. The proceeds from the offering will be used for capital contributions to subsidiaries, strategic acquisitions, investments and general corporate purposes.

RETURN ON EQUITY

  Return on equity ("ROE") based on the Company's core net income (defined as net income excluding gain on sale of SPFC and ICMH stock, the ICAI profit sharing arrangement buyout, gain on sale of servicing rights, the restructuring provision for the Company's exit from the mortgage banking business, and the extraordinary item, net of income taxes, relating to the early retirement of debt) was 12.1 % and 16.0 % for the three months and nine months ending September 30, 1997, as compared to ROE of 17.7 % and 19.6 % for the same periods last year. The Company's strong capital position provides it with excellent opportunities to reduce risk and improve corporate performance and profitability in the future through investments, acquisitions, or other capital redeployment opportunities.

DECONSOLIDATION OF SUBSIDIARIES

  During the first quarter of 1997, the Company sold 370,000 shares of the common stock of Southern Pacific Funding Corporation ("SPFC") at $16.63 per share, generating net proceeds of $6.2 million, and resulting in a gain of $4.3 million, reducing its ownership of SPFC from 51.2% at December 31, 1996 to 49.4% at March 31, 1997. Therefore, the results of SPFC operations are now accounted for in the Company's financial statements under the equity method of accounting. During the third quarter ending September 30, 1997, the Company sold an additional 500,000 shares of SPFC common stock, generating net proceeds of $7.6 million and resulting in a gain of $5.2 million, further reducing its ownership percentage to 47%. The equity investment in SPFC is accounted for by the equity method of accounting in accordance with Generally Accepted Accounting Principles. The equity investment in SPFC is carried at cost adjusted for equity in SPFC's undistributed earnings. Deferred income taxes were provided for by the Company at the time of the sale of SPFC stock. For the three months and nine months ended September 30, 1997, the equity in net income of SPFC was $6.4 million and 19.4 million, respectively.

  During the first quarter of 1997, ICII disposed of its common stock interest in ICI Funding Corporation (ICIFC), a subsidiary engaged in mortgage conduit operations for Imperial Credit Mortgage Holdings ("ICMH"). At December 31, 1996, ICII owned 100% of the common stock of ICIFC which represented a 1% economic interest since ICMH (AMEX: IMH) a former subsidiary and now a separate publicly held mortgage real estate investment trust, owned all of the nonvoting preferred stock of ICIFC, which gave ICMH a 99% economic interest in ICIFC. The Company's disposal of its remaining economic interest in ICIFC concluded its exit from the original mortgage banking business. The Company did not receive any proceeds on the disposition of the ICIFC common stock. The Company recorded a loss of approximately $90,000 on the disposition.

  As a result of the deconsolidation of SPFC and ICIFC; gain on sale of loans, net interest income, other income and, general and administrative expenses are not comparable to the prior period. Therefore, the following income statements present the gain on sale of loans, net-interest income, other income and general and administrative expenses for the Company as if SPFC had been accounted for as an equity investment and ICII's common stock interest in ICIFC had been disposed of for all periods presented.

                                            THREE MONTHS
                                               ENDED         NINE MONTHS ENDED
                                           SEPTEMBER 30,       SEPTEMBER 30,
                                          -----------------  ------------------
                                           1997      1996      1997      1996
                                          -------  --------  --------  --------
                                                    (IN THOUSANDS)
Gain on sale of loans and leases......... $20,512  $ 10,160  $ 57,736  $ 25,638
Interest income..........................  64,270    43,110   168,857   114,211
Interest expense.........................  35,089    23,559    95,145    70,454
                                          -------  --------  --------  --------
  Net interest income....................  29,181    19,551    73,712    43,757
  Provision for loan and lease losses....   9,559     2,617    18,165     6,142
                                          -------  --------  --------  --------
Net interest income after provision for
 loan and lease losses...................  19,622    16,934    55,547    37,615
Other income:
  Loan servicing income..................   2,331       262     5,781     1,495
  Gain on sale of servicing rights.......     --        --        --      8,065
  Gain on sale of SPFC stock.............   5,182       --      9,488    62,007
  Gain on sale of ICMH stock.............  11,496       --     11,496       --
  Loss on sale of securities.............     --        --       (403)      --
  Equity in net/pretax income of SPFC....   6,432     4,800    19,363    21,297
  Other (loss) income....................     (36)    1,643     4,331     6,868
                                          -------  --------  --------  --------
Total other income.......................  25,405     6,705    50,056    99,732
                                          -------  --------  --------  --------
Total revenue............................  65,539    33,799   163,339   162,985
                                          -------  --------  --------  --------
Expenses:
  Personnel expense......................  17,844     8,296    40,948    24,774
  Amortization of PMSR's and OMSR's......     206       272       431       742
  Occupancy expense......................   1,051       812     2,941     2,807
  Data processing expense................     515       342     1,320     1,012
  Net expenses of other real estate
   owned.................................   1,146       867     5,383     4,853
  General and Administrative expense.....  14,328     6,640    34,265    20,772
                                          -------  --------  --------  --------
Total expenses...........................  35,090    17,229    85,288    54,960
                                          -------  --------  --------  --------
Income before income taxes, minority
 interest and extraordinary item.........  30,449    16,570    78,051   108,025
Income taxes.............................  10,959     7,393    28,802    44,800
Minority interest in income of
 consolidated subsidiaries...............   4,901      (256)    9,555     2,135
                                          -------  --------  --------  --------
  Income before extraordinary item.......  14,589     9,433    39,694    61,090
Extraordinary item-Loss on early
 extinguishment of debt, net.............     --        --     (3,995)      --
                                          -------  --------  --------  --------
  Net income............................. $14,589  $  9,433  $ 35,699  $ 61,090
                                          =======  ========  ========  ========

REVENUES

  Total revenues for the Company during the third quarter ended September 30, 1997 were $65.5 million as compared to $51.2 million reported for the same period in 1996. Excluding the gains on the sale of SPFC and ICMH stock from the third quarter ending September 30, 1997, and adjusting for the deconsolidation of SPFC and ICI Funding Corporation from the third quarter 1996 total revenues increased by 45% to $48.9 million as compared to $33.8 million for the same period last year. Total revenues for the nine months ended September 30, 1997 were $163.3 million, as compared to $191.5 million for the same period last year. Excluding the gains on the sale of SPFC and ICMH stock for the nine month periods ended September 30, 1997 and 1996, total revenues increased by 41% to $142.4 million from $101.0 million, respectively.

 Gain on Sale of Loan & Leases

  Gain on sale of loans and leases decreased $8.1 million to $20.5 million during the third quarter of 1997 from $28.6 million for the same period last year primarily resulting from the deconsolidation of SPFC and ICIFC and the scheduling of additional loan and lease securitizations for the fourth quarter of 1997. Gain on sale of loans decreased $11.8 million to $57.7 million for the nine months ended September 30, 1997 from $69.5 million for the same period last year, primarily as a result of the deconsolidation of SPFC and ICIFC.

 Loan and Lease Originations

  During the third quarter ending September 30, 1997, the Company originated $401.2 million in loans and leases as compared to $426.5 million for the same period last year. The decrease in originations for the quarter ending September 30, 1997 as compared to the same period last year resulted from the deconsolidation of SPFC partially offset by the increased originations at FMAC, IBC and the inclusion of AMN originations. Excluding SPFC's loan originations from the same period last year, originations would have increased $205.0 million when comparing the third quarter 1997 to the same period last year.

  Total loan originations for the nine months ended September 30, 1997 and 1996 were $1.0 billion and $1.4 billion, respectively. Excluding SPFC's and ICII's loan originations from the same period last year, originations would have increased $442.3 million when comparing the nine months ending September 30, 1997 to the same period last year.

  During the third quarter ending September 30, 1997, the Company originated loans/leases at SPB, IBC, FMAC, AMN and ICII of $86.4 million, $46.0 million, $211.2 million, $57.6 million and none, as compared to $78.9 million, $20.8 million, $96.5 million, none and none, respectively, for the same period last year. For the nine months ending September 30, 1997, the Company originated loans/leases at SPB, IBC, FMAC, AMN and ICII of $284.2 million, $110.5 million, $478.3 million, $151.5 million and none, as compared to $223.4 million, $54.4 million, $304.4 million, none and 310.1 million, respectively, for the same period last year.

 Interest Income and Expense

  Interest income increased $9.1 million to $64.3 million for the third quarter of 1997 from $55.2 million for the same period last year. For the nine months ended September 30, 1997, interest income increased $19.8 million to $168.9 million from $149.1 million for the same period last year. The increase in interest income was primarily attributable to the increase in yield and average outstanding balances on interest earning assets and the addition of AMN, partially offset by the deconsolidation of SPFC and ICIFC in 1997. Excluding interest income for SPFC and ICIFC from the third quarter and nine months ended September 30, 1996, interest income would have increased by $21.2 million and $54.6 million for the third quarter and nine months ended September 30, 1997, respectively, when compared to the same periods last year.

  Interest expense increased $2.1 million to $35.1 million for the third quarter of 1997 from $33.0 million for the same period last year. For the nine months ended September 30, 1997, interest expense decreased

$5.7 million to $95.1 million from $100.8 million for the same period last year. Excluding interest expense for SPFC and ICIFC from the third quarter and nine months ended September 30, 1996, interest expense would have increased by $11.5 million and $24.7 million for the third quarter and nine months ended September 30, 1997, respectively, as compared to the same periods last year. This increase in interest expense primarily resulted from higher borrowing costs as a result of the Company's newly issued Remarketed Par Securities, as well as from increased outstanding average balances of senior notes, deposits and warehouse lines.

NET INTEREST INCOME AND MARGIN

  Net interest income continued to improve for the third quarter of 1997. Net interest income increased by $7.0 million to $29.2 million for the third quarter of 1997 from $22.2 million for the same period last year. For the nine months ended September 30, 1997, net interest income increased $25.4 million to $73.7 million from $48.3 million for the same period last year. Excluding net interest income for SPFC and ICIFC from the third quarter and nine months ended September 30, 1996, net interest income would have increased by $9.6 million and $30.0 million, respectively, for the quarter and nine months ended September 30, 1997 as compared to the same periods last year.

  Net interest margin at SPB was 4.86% for the third quarter of 1997, an increase of 71 basis points as compared to 4.15% for the same period last year. For the nine months ended September 30, 1997 net interest margin was 4.45%, an increase of 42 basis points as compared to 4.03% for the same period last year. The improvement in net interest margin is primarily the result of the Company's efforts to originate higher yielding loan and lease products.

SALE OF SPFC AND ICMH STOCK

  During the third quarter ended September 30, 1997, the Company sold 500,000 and 462,269 shares of common stock in SPFC and ICMH respectively, generating cash proceeds of $7.6 million and $12.0 million. As a result of the sales, the Company recorded pre-tax gains of $5.2 million and $11.5 million, respectively. As a result of the sale of SPFC stock, the Company's ownership percentage has been reduced to 47% at September 30, 1997 from 51.2% from December 31, 1996.

OTHER INCOME ITEMS

  Loan servicing income totaled $2.3 million for the third quarter of 1997 as compared to $702,000 for the same period last year. The increase in loan servicing income was primarily due to two factors: 1) a decrease in the levels of foreclosure and liquidation costs associated with the Company's former conforming residential mortgage loan servicing portfolio and 2) an increase in the outstanding performing balance of loans and leases serviced for others at Franchise Mortgage Acceptance Company, LLC, Imperial Business Credit, Inc., and Southern Pacific Bank.

  Other (loss) income totaled ($894,000) during the third quarter of 1997 as compared to $1.3 million for the same period in 1996. Other income decreased during the third quarter of 1997 as a result of one time charge of $1.5 million at SPB, partially offset by the deconsolidation of SPFC and ICIFC in 1997. REIT management fees for the three months ended September 30, 1997 were $858,000 as compared to $986,000 for the same period last year. For the nine months ended September 30, 1997 REIT management fees totaled $3.7 million as compared to $2.2 million for the same period last year. The REIT management fee results from the Company's advisory contract with ICMH.

EXPENSES

  Total expenses for the Company during the quarter ended September 30, 1997 were $35.1 million, an increase of $10.2 million from the $24.9 million reported for the same period in 1996. For the nine months ended September 30, 1997 total expenses were $85.3 million, an increase of $12.6 million from the $72.7 million reported for the same period last year. Excluding total expenses for SPFC and ICIFC from the third quarter and nine months ending September 30, 1996, total expenses increased by $17.9 million and $30.3 million when compared to the third quarter and nine months ending September 30, 1997, respectively.

  Total expenses increased primarily due to a one-time charge of $5.5 million relating to the buyout of a profit sharing arrangement on ICAI's REIT management fee contract. Of the $5.5 million one time charge, $1.0 million was charged to personnel expense and $4.5 million was charged to other general and administrative expense. Expenses also increased due to the continued expansion of operations at the Company's new business lines and subsidiaries, including AMN, acquired in the first quarter of 1997.

  Personnel expenses increased to $17.8 million for the three months ended September 30, 1997 as compared to $13.1 million for the same period of the previous year. Excluding personnel expenses for SPFC and ICIFC from the three months ended September 30, 1996, personnel expense increased to $17.8 million from $8.3 million for the quarter ending September 30, 1997. The increase in personnel expense excluding SPFC and ICIFC resulted from the Company's acquisition and expansion activities throughout 1996 and during the first nine months of 1997 in addition to the personnel expense related to the buyout of a profit sharing arrangement on ICAI's REIT management fee contract. For the nine months ended September 30, 1997, personnel expenses increased to $40.9 million from $36.5 million primarily due to the Company's expansion activities offset by the deconsolidation of SPFC and ICIFC.

  Amortization of PMSR's and OMSR's increased to $206,000 for the three months ended September 30, 1997 as compared to $196,000 for the same period last year. The increase primarily resulted from an increase in prepayment rates on the underlying mortgage loan portfolio partially offset by the deconsolidation of SPFC and ICIFC. For the nine months ended September 30, 1997 amortization of PMSR's and OMSR's decreased to $431,000 as compared to $1.0 million for the same period last year. The decrease was primarily the result of the deconsolidation of SPFC and ICIFC.

  Occupancy expense remained relatively constant at $1.0 million for the three months ended September 30, 1997 as compared to the same period last year. Excluding occupancy expenses for SPFC and ICIFC from the three months ended September 30, 1996, occupancy expense increased to $1.0 million from $812,000 for the quarter ending September 30, 1997. The increase in occupancy expense was primarily attributable to the Company's acquisition and expansion activities throughout 1996 and during the first nine months of 1997. For the nine months ended September 30, 1997 occupancy expense decreased to $2.9 million as compared to $3.3 million for the same period last year primarily due to the deconsolidation of SPFC and ICIFC.

  Net expenses of OREO increased to $1.1 million for the three months ended September 30, 1997 as compared to $867,000 for the same period last year. Net expenses of OREO increased primarily due to an increase in OREO expenses from properties foreclosed on related to the conforming mortgage banking operations exited in 1996 and to a loan portfolio at SPB. For the nine months ended September 30, 1997 and 1996, net expenses of OREO were $5.4 million and $4.9 million, respectively.

  In the prior year's nine months ending September 30, 1996, the Company recorded a $3.8 million restructuring charge representing the costs anticipated to be incurred in connection with the Company's exit from the conforming mortgage business. For the three and nine month periods ended September 30, 1997, there were no additional restructuring charges required.

  All other general and administrative expenses, including Federal Deposit Insurance Corporation ("FDIC") insurance premiums, data processing, professional services, and telephone and other communications expense, increased to $14.8 million for the three months ended September 30, 1997 as compared to $9.7 million for the same period last year. For the nine months ended September 30, 1997 and 1996 these expenses were $35.6 million and $23.3 million, respectively. Excluding SPFC and ICIFC for the third quarter and nine months ending September 30, 1996, such expenses were $7.0 million and $21.8 million in the prior year. The overall increase in general and administrative expenses was primarily attributable to the Company's acquisition and expansion activities throughout 1996 and during the first nine months of 1997 including the one-time charge relating to the buyout of a profit sharing arrangement on ICAI's REIT management fee contract.

ASSET QUALITY

 Loan and Lease Loss Provision and Nonaccrual Loans and Leases

  As a result of the growth in the loan portfolio and the change in its product mix, the Company continued to add to the allowance for loan and lease losses. The provision for loan and lease losses increased $7.0 million to $9.6 million for the third quarter of 1997 from $2.6 million for the same period last year. The increase in the provision for loan and lease losses for the third quarter of 1997 was primarily the increase in nonaccrual auto loans resulting from the delay in the securitization of AMN originated loans from the second and third quarters of 1997. The delay results from AMN's bond insurer's due diligence investigation of a lawsuit filed against AMN regarding a securitization completed in 1993. By delaying the securitization of AMN's loans, the Company has carried a larger more seasoned auto loan portfolio, of which $17.7 million of AMN's loans were not accruing interest at September 30, 1997. Nonaccrual loans and leases as of September 30, 1997 and December 31, 1996 were $65.0 million and $50.1 million or 5.3% and 4.6% of gross loans held for investment, respectively. The balance of nonaccrual loans relating to the former mortgage banking operations included $12.1 million and $19.9 million of loans at September 30, 1997 and December 31, 1996, respectively. The increase in loans and lease charge-offs were primarily due to the consumer loan and lease portfolios.

  Non-performing assets as a percentage of loans held for investment and OREO at September 30, 1997 increased to 6.40% from 5.71% at December 31, 1996. The increase in the percentage of non-performing assets results primarily from an increase in non-accrual loans at AMN. The percentage of the allowance for loan and lease losses to nonperforming assets increased to 40.1% at September 30, 1997 as compared to 31.5% at December 31, 1996.

  The Company periodically reviews the allowance for loan and lease losses in connection with the investment loan and lease portfolios. Based on level and composition of non-accrual loans and leases and the Company's charge-off experience, the Company believes that the allowance for loan and lease losses is adequate. Increasing levels of non-accrual loans and non-performing assets may occur and would be consistent with the Company's shift to higher yielding loan and lease products. The Company believes it has more than adequately priced these new loan and lease products for potential future increases in the overall levels of non-accrual loans as evidenced by the significant increase in net interest income after the provision for loan and lease losses.

  The Company's activity in the allowance for loan and lease losses was as follows:

                                                                FOR THE NINE
                                                                MONTHS ENDED
                                                               SEPTEMBER 30,
                                                              -----------------
                                                                1997     1996
                                                              --------  -------
                                                               (IN THOUSANDS)
BEGINNING BALANCE AS OF DECEMBER 31, 1996 AND 1995........... $ 19,999  $13,729
Provision for loan and lease losses..........................   18,165    6,142
Business acquisitions........................................    7,484      --
Lease sales..................................................     (900)     --
Deconsolidation of ICIFC.....................................     (687)     --
                                                              --------  -------
                                                                44,061   19,871
                                                              --------  -------
LOANS CHARGED OFF:
Mortgage.....................................................   (2,160)  (1,980)
Multifamily..................................................     (420)  (1,023)
Commercial...................................................     (955)    (432)
Leases.......................................................   (3,737)  (1,490)
Consumer.....................................................   (5,399)    (598)
                                                              --------  -------
Total........................................................  (12,671)  (5,523)
                                                              --------  -------
RECOVERIES ON LOANS PREVIOUSLY CHARGED OFF:
Mortgage.....................................................       46       26
Leases.......................................................      425      --
Consumer.....................................................      183       87
                                                              --------  -------
Total........................................................      654      113
                                                              --------  -------
Net charge-offs..............................................  (12,017)  (5,410)
                                                              --------  -------
Ending balance as of September 30, 1997 and 1996............. $ 32,044  $14,461
                                                              ========  =======

  Loans held for investment consisted of the following at September 30, 1997 and December 31, 1996:

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1997          1996
                                                      ------------- ------------
                                                            (IN THOUSANDS)
Loans secured by real estate:
Single Family 1-4....................................  $  266,611    $  375,476
Multi-Family.........................................      26,112         2,527
Commercial...........................................       6,628        11,011
                                                       ----------    ----------
                                                          299,351       389,014
Leases...............................................       7,499        99,717
Installment loans....................................     139,402        34,248
Franchise loans......................................      86,077       115,910
Asset based loans....................................     443,154       288,528
Commercial...........................................     258,563       173,932
                                                       ----------    ----------
  Total..............................................   1,234,046     1,101,349
Unearned income......................................      (3,134)       (6,336)
Deferred loan fees...................................      (8,669)       (6,415)
                                                       ----------    ----------
  Total..............................................   1,222,243     1,088,598
Allowance for loan losses............................     (32,044)      (19,999)
                                                       ----------    ----------
  Total..............................................  $1,190,199    $1,068,599
                                                       ==========    ==========

   The Company's loans held for investment are primarily comprised of first and second lien mortgages secured by residential and income producing real property in California, leases secured by equipment, asset based loans to middle market companies mainly in California, and loans to experienced franchisees of nationally recognized franchise concepts. As a result, the loan portfolio has a high concentration in the same geographic region. Although the Company has a diversified portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economy of California.

  The following table sets forth the amount of non-performing assets attributable to the Company's former mortgage banking operations and to all of its other lending activities.

                                     AT SEPTEMBER 30, 1997  AT DECEMBER 31, 1996
                                     ---------------------- ----------------------
                                                   FORMER                 FORMER
                                     ALL OTHER    MORTGAGE  ALL OTHER    MORTGAGE
                                      LENDING     BANKING    LENDING     BANKING
                                     ACTIVITIES  OPERATIONS ACTIVITIES  OPERATIONS
                                     ----------  ---------- ----------  ----------
                                                   (IN THOUSANDS)
   Nonaccrual loans:
     One to four family............  $  21,267    $12,098   $  24,711    $19,928
     Commercial property...........      2,527        --        3,052        --
     Multi-family property.........      7,952        --        1,421        --
     Leases and installment........     21,162        --          997        --
                                     ---------    -------   ---------    -------
   Total nonaccrual loans..........     52,908     12,098      30,181     19,928
                                     ---------    -------   ---------    -------
     Other real estate owned:
     One to four family............      8,725      3,047       6,639      3,508
     Commercial property...........      2,753        --        1,200        --
     Multi-family property.........        309        --          867        --
                                     ---------    -------   ---------    -------
   Total other real estate owned...     11,787      3,047       8,706      3,508
   Loans with modified terms:
     One to four family............        --         --          800        --
     Commercial property...........        --         --          456        --
     Multi-family property.........        --         --          --         --
                                     ---------    -------   ---------    -------
   Total loans with modified terms.        --         --        1,256        --
   Total non performing assets.....  $  64,695    $15,145   $  40,143    $23,436
                                     =========    =======   =========    =======
   Total loans and OREO............  1,898,585     28,867   2,012,704     40,955
   Total NPA's as a percentage of
    Loans and OREO.................       3.41%     52.46%       1.99%     57.22%

  There are no loans over 90 days past due accruing interest at September 30, 1997 or December 31, 1996.

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

  Loans deemed by management to be uncollectible are charged to the allowance for loan and lease losses. Recoveries on loans previously charged off are credited to the allowance. Provisions for loan and lease losses are charged to expense and credited to the allowance in amounts deemed appropriate by management based upon its evaluation of the known and inherent risks in the loan portfolio. Future additions to the allowance for loan and lease losses may be necessary.

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

REGULATORY MATTERS

 SPB's Capital Ratios

  The following table presents SPB's actual capital ratios and the corresponding minimum and well capitalized capital ratio requirements under the (i) California Leverage limitation, (ii) FDIC Risk-based Capital and Tier 1 Capital and (iii) the FDIC Leverage Ratio as of September 30, 1997.

                                                                    WELL
                                                   MINIMUM       CAPITALIZED
                                    ACTUAL       REQUIREMENT     REQUIREMENT
                                --------------  --------------  -------------
                                 AMOUNT  RATIO   AMOUNT  RATIO  AMOUNT  RATIO
                                -------- -----  -------- -----  ------- -----
                                   (IN THOUSANDS EXCEPT FOR RATIO DATA)
   California Leverage
    Limitation................. $133,937 10.75% $ 62,321 5.00%  $   --    -- %
   Risk-based Capital..........  192,063 11.99%  128,135 8.00%  160,169 10.00%
   Risk-based Tier 1 Capital...  137,908  8.61%   64,068 4.00%   96,101  6.00%
   FDIC Leverage Ratio.........  137,908  9.36%   58,935 4.00%   73,668  5.00%

  On September 30, 1996 SPB entered into a Memorandum of Understanding ("MOU") with the FDIC and the California Department of Financial Institutions ("CDFI"). This agreement requires that SPB shall (i) have and retain qualified management, (ii) adopt and implement comprehensive risk management policies, programs and systems, (iii) take all reasonable and good faith steps to ensure future compliance with all applicable laws and regulations, (iv) develop a credit review program, (v) update the lending, investments and audit policies, and (vi) provide quarterly progress reports to the FDIC and the Department of Corporations. On October 30, 1997, SPB announced that the MOU entered into in September 1996 has been terminated as a result of the recent concurrent examinations by the FDIC and CDFI and their joint conclusion that the terms of the agreement have been satisfactorily met and the improvement in SPB's operations no longer warranted the MOU.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal liquidity requirements result from the need for the Company to fund mortgage loans originated for purposes of sale or investment. In addition, the Company, as a loan servicer, requires funding to make advances of delinquent principal and interest payments and escrow balances, and as basic working capital.

  The Company has an ongoing need for capital to finance its lending activities. This need is expected to increase as the volume of the Company's loan and lease originations and acquisitions increases. The Company's primary cash requirements include the funding of (i) loan and lease originations and acquisitions pending their pooling and sale, (ii) points and expenses paid in connection with the acquisition of wholesale loans, (iii) fees and expenses incurred in connection with its securitization programs, (iv) overcollateralization or reserve account requirements in connection with loans and leases pooled and sold, (v) ongoing administrative and other operating expenses, (vi) interest and principal payments under ICII's $70 million principal amount of Remarketed Par Securities and $220 million principal amount of Senior Notes due 2004 and 2007 (the "Notes") and (vii) the costs of the Company's warehouse credit and repurchase facilities with certain financial institutions. The Company has financed its activities through repurchase facilities, warehouse lines of credit from financial institutions, including SPB, public offerings of capital stock of ICII and SPFC, the issuance of the Notes and Remarketed Par Securities, the issuance of convertible securities, and securitizations. The Company believes that such sources will be sufficient to fund the Company's liquidity requirements for the foreseeable future. Any future financing may involve the issuance of additional Common Stock or other securities, including securities convertible into or exercisable for Common Stock.

  The Company is dependent upon its ability to access warehouse credit and repurchase facilities, in addition to its ability to continue to pool and sell loans and leases in the secondary market, in order to fund new originations. The Company has warehouse lines of credit and repurchase facilities under which it had available an aggregate of approximately $805 million in financing at September 30, 1997. The Company expects to be able to maintain existing warehouse lines of credit and repurchase facilities (or to obtain replacement or additional financing) as current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms. To the extent that the Company is unable to arrange new warehouse lines of credit and repurchase facilities, the Company may have to curtail its loan origination and purchasing activities, which could have a material adverse effect on the Company's operations and financial position.

  SPB obtains the necessary liquidity to fund its own lending activities through deposits, warehouse lines of credit and, if necessary through borrowings from the FHLB. At September 30, 1997 and December 31, 1996, SPB had available lines of credit from the FHLB equal to $55.8 million and $212.7 million, respectively. The FHLB advances are secured by the investment in stock of FHLB and certain real estate loans with a carrying value of $127.8 million and $228.5 million at September 30, 1997 and December 31, 1996, respectively. The highest FHLB advance outstanding during the quarter ending September 30, 1997 was $20.0 million, with an average outstanding balance of $5.8 million. There were $20.0 million in outstanding balances of FHLB advances on September 30, 1997. Since December 31, 1991, SPB has increased its deposits as necessary so that deposits, together with cash, liquid assets and FHLB borrowings have been sufficient to provide the funding for its loans held for sale and investment. During the three months ended September 30, 1997, SPB obtained a $200.0 million line of credit from Morgan Stanley in order to fund loan originations and to provide SPB with additional liquidity in order to explore potential acquisition and investment opportunities. At September 30, 1997, SPB's outstanding balance of the Morgan Stanley warehouse line of credit was $80.0 million. As of September 30, 1997, SPB's deposit portfolio which consists primarily of certificate accounts increased approximately $100 million to $1.2 billion from $1.1 billion at December 31, 1996.

  SPB has been able to acquire new deposits through its local marketing strategies as well as domestic money markets. Additionally, SPB maintains liquidity in the form of cash and interest bearing deposits with financial institutions. SPB tracks on a daily basis all new loan applications by office and, based on historical closing statistics, estimates expected fundings. Cash management systems at SPB allow SPB to anticipate both funding and sales and adjust deposit levels and short-term investments against the demands of the Company's lending activities.

  During the second quarter, Imperial Credit Capital Trust I, a subsidiary of the Company organized for the sole purpose of issuing trust securities, issued $70.0 million of 10.25% Remarketed Par Securities ("ROPES") due June 14, 2002. These securities can be redeemed at par upon their maturity or remarketed as 30-year capital instruments at the Company's option. Under current tax law, the interest payments on these securities are tax-deductible. The proceeds from the offering will be used for capital contributions to subsidiaries, strategic acquisitions, investments and general corporate purposes.

  The Company currently pools and sells through securitization a substantial portion of the loans or leases which it originates or purchases, other than loans held by SPB for investment. Accordingly, adverse changes in the securitization market could impair the Company's ability to originate, purchase and sell loans or leases on a favorable or timely basis. Any such impairment could have a material adverse effect upon the Company's business and results of operations. In addition, the securitization market for many types of assets is relatively undeveloped and may be more susceptible to market fluctuations or other adverse changes than more developed capital markets. Finally, any delay in the sale of a loan or lease pool could cause the Company's earnings to fluctuate from quarter to quarter.

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

  The Company believes that the liquidity available at ICII and its subsidiaries will provide the capacity to adequately fund the Company's lending activities. Under applicable regulations, dividends and loans from SPB to ICII and its other subsidiaries are subject to various limitations. Since December 31, 1992, ICII's liquidity needs have included $51 million to make capital contributions to SPB. The combination of cash from operations, including servicing sales, and the net proceeds received by the Company from its Remarketed Par Securities and Senior Note offerings have allowed the Company to meet its required liquidity needs for 1996 and 1997. These available sources, in addition to the proceeds received from the Company's secondary stock offering in April, 1996 and the completion of the Company's offering of SPFC stock in June 1996, have allowed the Company to meet its capital resource needs for at least the next 12 months.

                           PART II OTHER INFORMATION

                               ITEM 6 EXHIBIT -11
                        IMPERIAL CREDIT INDUSTRIES, INC.

              STATEMENT REGARDING COMPUTATION OF EARNING PER SHARE
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       NINE MONTHS   NINE MONTHS
                          QUARTER ENDED QUARTER ENDED     ENDED         ENDED
                          SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                              1997          1996          1997          1996
                          ------------- ------------- ------------- -------------
Income before
 extraordinary items....     $14,589       $ 9,433       $39,694       $61,090
                             -------       -------       -------       -------
Extraordinary item Early
 extinguishment of debt,
 net of income taxes....         --            --         (3,995)          --
                             -------       -------       -------       -------
Net income..............     $14,589       $ 9,433       $35,699       $61,090
                             -------       -------       -------       -------
Average number of shares
 outstanding............      38,721        37,895        38,550        35,385
Net effect of dilutive
 stock options-based on
 treasury stock method
 using average market
 price..................       2,163         2,487         2,253         2,690
                             -------       -------       -------       -------
Total average shares....      40,884        40,382        40,803        38,075
                             =======       =======       =======       =======
PRIMARY EARNINGS PER
 SHARE:
Income before
 extraordinary item.....     $  0.36       $  0.23       $  0.97       $  1.60
Extraordinary item--Loss
 on early extinguishment
 of debt, net of income
 taxes..................         --            --          (0.10)          --
                             -------       -------       -------       -------
Net income per share....     $  0.36       $  0.23       $  0.87       $  1.60
                             =======       =======       =======       =======
FULLY DILUTED EARNINGS
 PER SHARE:
Income before extraordi-
 nary item..............     $14,589       $ 9,433       $39,694       $61,090
                             -------       -------       -------       -------
Extraordinary item-Loss
 on early extinguishment
 of debt, net of income
 taxes..................         --            --         (3,995)          --
                             -------       -------       -------       -------
Net Income..............     $14,589       $ 9,433       $35,699       $61,090
                             -------       -------       -------       -------
Average number of shares
 outstanding............      38,721        37,895        38,550        35,385
Net effect of dilutive
 stock options-based on
 treasury stock method
 using ending market
 price..................       2,373         2,675         2,483         2,908
                             -------       -------       -------       -------
Total average shares....      41,094        40,570        41,033        38,293
                             =======       =======       =======       =======
FULLY DILUTED EARNINGS
 PER SHARE:
Income before
 extraordinary item.....     $  0.36       $  0.23       $  0.97       $  1.60
Extraordinary item Loss
 on early extinguishment
 of debt, net of income
 taxes..................         --            --          (0.10)          --
                             -------       -------       -------       -------
Net Income..............     $  0.36       $  0.23       $  0.87       $  1.60
                             =======       =======       =======       =======

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IMPERIAL CREDIT INDUSTRIES, INC.

Date: November 14, 1997
                                          By: /s/ Kevin Villani
                                             -------------------------
                                             Kevin Villani
                                             Executive Vice President and CFO