Form 10-K405
period 1997-12-31
IMPERIAL CREDIT INDUSTRIES INC
filed 1998-04-15
CIK 883811

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER: 0-19861

                               ----------------

                       IMPERIAL CREDIT INDUSTRIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 CALIFORNIA                               95-4054791
        (STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)

  23550 HAWTHORNE BOULEVARD, BUILDING 1, SUITE 110 TORRANCE, CALIFORNIA 90505
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                (310)-791-8020
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

  TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, no par value                      Nasdaq National Market

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing sales price of its Common Stock on March 31, 1998 on the Nasdaq National Market was approximately $921,724,234.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

  The number of shares of Common Stock outstanding as of March 31, 1998:
38,748,331.

             DOCUMENTS INCORPORATED BY REFERENCE (NOT APPLICABLE)

                       IMPERIAL CREDIT INDUSTRIES, INC.

                         1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                    PART I

                                                                           PAGE
                                                                           ----
   ITEM 1.  BUSINESS.....................................................    3
   ITEM 2.  PROPERTIES...................................................   40
   ITEM 3.  LEGAL PROCEEDINGS............................................   40
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   41

                                    PART II

   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             SHAREHOLDER MATTERS.........................................   42
   ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.........................   43
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...................................   46
   ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK...   70
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................   71
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE....................................  143

                                   PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........  143
   ITEM 11. EXECUTIVE COMPENSATION.......................................  145
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT..................................................  150
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............  151

                                    PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
             8-K.........................................................  168

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

ITEM 1. BUSINESS

GENERAL

  Imperial Credit Industries, Inc. (the "Company" or "ICII"), with consolidated assets of $2.1 billion as of December 31, 1997, is a diversified commercial and consumer lending, financial services and investment holding company, organized in 1986 with its headquarters located in Torrance, California. Its principal business activities consist of the operation of six significant wholly owned operating subsidiaries: Southern Pacific Bank ("SPB"), Imperial Business Credit Inc. ("IBC"), Imperial Credit Advisors, Inc. ("ICAI"), Auto Marketing Network Inc. ("AMN"), Imperial Credit Commercial Asset Management Corporation ("ICCAMC") and Imperial Credit Worldwide, Ltd. ("ICW"), one significant majority owned consolidated operating subsidiary, Imperial Capital Group, LLC ("ICG") and significant equity investments in two publicly traded companies, Southern Pacific Funding Corporation ("SPFC") NYSE
Symbol: SFC and Franchise Mortgage Acceptance Company ("FMC") NASDAQ Symbol:
FMAX.

  The Company and its subsidiaries and affiliates offer a wide variety of financial services and investment products nationwide. Equity investments in publicly traded companies are defined as investments accounted for by the Company pursuant to the equity method of accounting which requires a minimum of 20% ownership in the voting common stock of the investee company. The Company's major business activities consist of the following subsidiaries, investments and equity investments in publicly traded companies:

                SIGNIFICANT WHOLLY-OWNED OPERATING SUBSIDIARIES

Southern Pacific Bank........  An industrial loan company specializing in asset-based lending, loan participations, lending to small businesses and consumers, and income property lending. In October 1997, Southern Pacific Thrift and Loan changed its name to Southern Pacific Bank.

Imperial Business Credit,
Inc..........................  A commercial leasing company specializing in equipment leasing to small businesses.
Auto Marketing Network,
Inc..........................  A company providing sub-prime auto financing.

Imperial Credit Advisors,
Inc..........................  A company providing management advisory services.

Imperial Credit Worldwide,     Majority owner of Credito Imperial Argentina, a
Ltd..........................  mortgage banking company conducting business in
                               Argentina.

Imperial Credit Commercial
Asset Management
Corporation..................  A company that manages the day to day operations of Imperial Credit Commercial
                               Mortgage Investment Corporation ("ICCMIC")
                               NASDAQ Symbol: ICMI, a publicly traded real estate investment trust with investments in multifamily and commercial properties, loans, and securities. As of December 31, 1997, the Company owned 8.9% of ICCMIC's common stock.

                SIGNIFICANT MAJORITY-OWNED OPERATING SUBSIDIARY

Imperial Capital Group, LLC..  The holding company for a registered investment broker/dealer providing investment
                               opportunities and research to individuals and institutional investors. The Company owns 60% of ICG's equity.

          SIGNIFICANT EQUITY INVESTMENTS IN PUBLICLY TRADED COMPANIES

Franchise Mortgage
Acceptance Company...........  A franchise lending company specializing in lending to the restaurant and retail energy industries. As of December 31, 1997, the Company owned 38.4% of FMC's common stock.

Southern Pacific Funding
Corporation..................  A sub-prime mortgage banking company. As of
                               December 31, 1997, the Company owned 47.0% of SPFC's common stock.

BUSINESS STRATEGY

  In 1995, the Company began to reposition, transform and diversify its core business activities from the traditional mortgage banking operations of originating and selling conforming residential mortgage loans to offering higher margin loan, lease, investment and financial services products. The Company's core business has remained consistent in that it originates loans and leases funded primarily by warehouse lines of credit, repurchase facilities, securitizations and whole loan sales in the secondary market. The Company accomplished its diversification through a business strategy that emphasizes:

  . Investing in and managing businesses in niche segments of the financial services industry. The Company intends to retain a significant equity investment in the companies to provide a source of future earnings and cash flow for the Company.

  .  Conservative, disciplined underwriting and credit risk management.

  .  Loan and lease originations, where possible, on a wholesale basis.

  . Securitization or sale in the secondary market of substantially all of the Company's loans and leases, other than those held by SPB for investment.

  . Maintaining business and financial flexibility to take advantage of changing market conditions with respect to specific financial services businesses.

 Strategic Focus and Acquisitions

  The Company diversified its loan and lease products by focusing on the creation and acquisition of additional finance businesses in order to reduce its dependency on residential mortgage lending. When acquiring new businesses or targeting expansion opportunities, the Company seeks to retain existing management and recruit additional experienced management to increase growth and profitability and to reduce the risks associated with operating the newly acquired entity. The Company, through its repositioning and diversification process from the traditional mortgage banking operations of originating and selling conforming residential loans to a more diversified financial services company has accomplished that goal by its acquisitions of businesses in niche segments of the financial services industry.

  For the years ended December 31, 1997, 1996 and 1995, the Company originated or acquired $1.2 billion, $2.2 billion and $3.0 billion of loans and leases, respectively. Such amounts include loan and lease originations through the third quarter ended September 30, 1997 for Franchise Mortgage Acceptance Company, LLC ("FMAC"). In August 1997, FMAC incorporated FMC, for the purpose of succeeding to the business of FMAC. Immediately prior to FMC's initial public offering of its common stock, FMAC merged into FMC (the "Reorganization"). As of the fourth quarter ended December 31, 1997, FMAC is no longer a majority owned subsidiary of the Company.

  In addition, during the years ended December 31, 1997, 1996 and 1995, the Company completed securitization transactions totaling $919.1 million, $1.3 billion and $1.0 billion, respectively.

  In 1995, the Company began to diversify away from the conforming residential mortgage lending business, the Company's traditional focus, and into other select lending businesses. The Company expanded several existing businesses and commenced several new businesses, including sub-prime residential mortgage banking, commercial mortgage banking, business finance lending and consumer lending.

  The Company provides loan and lease products primarily in the following sectors: sub-prime residential mortgage banking; commercial mortgage banking income producing property loans; business lending--equipment leasing, loan participations and asset-based lending; consumer lending--sub-prime auto loans and Title I home improvement lending. The Company solicits loans and leases from brokers on a wholesale and portfolio basis and originates loans directly from borrowers. The majority of the Company's loans and leases, other than those held by SPB for investment, are sold in secondary markets through securitizations and whole loan sales.

  During 1995, the Company sold its mortgage conduit operations and SPB's warehouse lending operations to Impac Mortage Holdings, Inc. ("IMH") AMEX Symbol IMH, formerly Imperial Credit Mortgage Holdings, Inc. In exchange for these assets, the Company received approximately 11.8% of the common stock of IMH. Additionally, ICAI entered into a management agreement with IMH pursuant to which ICAI advised upon the day-to-day operations of IMH and for which it was paid a management fee. During 1997, the Company sold its common stock interest in IMH, receiving proceeds of $12.0 million and recording a gain of approximately $11.5 million.

  In December 1997, IMH and the Company negotiated a termination of the management agreement (the "Termination Agreement"). The consideration received by the Company pursuant to the Termination Agreement was comprised of 2,009,310 shares of IMH common stock and certain securitization-related assets. Additionally, the Company agreed to cancel its note receivable from ICI Funding Corporation ("ICIFC"), a former subsidiary of ICII which is now known as Impac Funding Corporation and is the origination unit of IMH, in the amount of $29.1 million. The IMH common stock and the securitization-related assets were recorded by the Company at their fair values of approximately $35.0 million and $13.1 million, respectively, for a total of $48.1 million. This amount, when netted with the $29.1 million cancellation of the ICIFC note receivable resulted in the gain on termination of the management agreement of approximately $19.0 million.

  During the first quarter of 1997, the Company disposed of its common stock interest in ICIFC, resulting in a loss of $100,000. At December 31, 1996, the Company owned 100% of the common stock of ICIFC which represented only a 1% economic interest as IMH owned all of the non-voting preferred stock of ICIFC which gave IMH a 99% economic interest in ICIFC. The Company's disposal of its remaining economic interest in ICIFC concluded its exit from the former mortgage banking operations.

 Franchise Mortgage Acceptance Company

  On June 30, 1995, the Company completed the acquisition of certain net assets from Greenwich Capital Financial Products, Inc. and formed FMAC, a limited liability company, in which the Company had a 66.7% ownership interest. The acquisition was accounted for as a purchase and the purchase price of $7.6 million, which included $3.8 million in contingent consideration for loans in the pipeline, was allocated to the net assets acquired based on their fair value resulting in goodwill of approximately $4.0 million. The Company's franchise lending business was conducted through FMAC until November 1997, at which time FMAC merged into FMC, a Delaware corporation formed for the purpose of succeeding to the business of FMAC, and FMC completed an initial public offering of its common stock. The Company sold into FMC's initial public offering 3,568,175 shares at $18.00 per share generating net proceeds of $59.7 million and a gain of $48.9 million. Additionally, the Company recognized a gain of $43.2 million resulting from the adjustment in the basis of its investment in FMC due to the offering and its reduced ownership percentage. At the time of FMC's initial public offering and at December 31, 1997, the Company's percentage ownership of FMC common stock was 38.4%. Accordingly, FMC's operating results are no longer consolidated with those of the Company and the Company's investment in FMC is accounted for under the equity method.

 Southern Pacific Funding Corporation

  For the year ended December 31, 1996, a substantial portion of the Company's operations were conducted through its sub-prime residential lending subsidiary, SPFC. In June 1996, SPFC completed an initial public offering of its common stock pursuant to which ICII was a selling shareholder. SPFC and the Company sold 5.2 million shares and 3.5 million shares, respectively, at $11.33 per share. In a secondary offering during 1996, the Company sold 1.5 million SPFC shares at $19.83 per share. The Company recognized a gain on sale of the SPFC shares it owned of $51.2 million, which is net of offering expenses and the Company's cost basis in the shares. The Company also recognized a gain of $31.4 million related to the stock sold by SPFC. The gain related to the stock sold by SPFC is based on the difference between the Company's equity ownership in SPFC after the sale and such equity ownership prior to the sale, using the Company's respective SPFC ownership percentages. During the first quarter of 1997, the Company sold 370,000 shares of SPFC common stock at $16.63 per share generating net proceeds of $6.2 million and a gain of $4.3 million. Such transaction reduced the Company's ownership percentage in SPFC from 51.2% at December 31, 1996, to 49.4% at March 31, 1997. Accordingly, SPFC's operating results are no longer consolidated with those of the Company and the Company's investment in SPFC is accounted for under the equity method. During the third quarter of 1997, the Company sold an additional 500,000 shares of SPFC common stock generating net proceeds of $7.6 million and a gain of $5.2 million. At December 31, 1997, the Company's ownership interest in SPFC was 47%.

 Imperial Business Credit

  IBC leases business equipment, including copying, data processing, communication, printing and manufacturing equipment, exclusively to business users. The Company expanded its commercial equipment leasing business conducted by IBC through the acquisitions of substantially all of the assets of First Concord Acceptance Corporation ("FCAC") for a purchase price of $21.4 million in May 1995 and all of the assets of Avco Leasing Services, Inc. and Avco Financial Services of Southern California, Inc. (together "Avco") for approximately $94.8 million in October 1996. These acquisitions were accounted for as purchases and the purchase prices were allocated to the net assets acquired based on their fair value resulting in goodwill of $1.2 million and $12.5 million for the FCAC and Avco transactions, respectively. For the years ended December 31, 1997 and December 31, 1996, IBC originated $151.3 million and $87.2 million of leases and securitized $213.6 million and $87.0 million of leases, respectively.

 Coast Business Credit

  Coast Business Credit ("CBC") is an asset-based lender specializing in lending to middle market manufacturing, distributing and high-technology businesses. In September 1995, the Company began making asset-based loans to middle market companies located mainly in California by acquiring CoastFed Business Credit ("CBCC"), from Coast Federal Bank, a financial services company engaged primarily in the asset-based commercial lending business. This entity, now a division of SPB, was renamed CBC. The acquisition was accounted for as a purchase and the purchase price of $150 million was allocated to the net assets acquired based on their fair value resulting in goodwill of approximately $16 million. At December 31, 1997 and 1996, CBC had total commitments of $803.3 million and $547.7 million, of which $484.8 million and $288.5 million of loans were outstanding, respectively.

 Imperial Capital Group

  During the fourth quarter of 1996, the Company continued to diversify and strategically deploy its capital by announcing the closing of its investment in Dabney/Resnick/Imperial LLC ("DRI") (formerly Dabney/Resnick, Inc.), an investment banking firm.

  DRI was headquartered in Beverly Hills, California with offices in Chicago, Illinois, Dallas, Texas, and Sun Valley, Idaho, and offered full service investment banking, brokerage, and asset management services. DRI managed and underwrote public offerings of securities, arranged private placements and provided advisory and other services in connection with mergers, acquisitions, restructurings, and other financial transactions. The Company acquired a 1% interest in DRI and purchased a warrant to acquire an additional 48% interest.

  During the fourth quarter of 1997, the Company formed a new subsidiary, ICG, which includes a registered broker/dealer and an asset management company offering individual and corporate investors a wide range of financial products and services. In connection with the formation of ICG, the Company recognized a pre-tax charge of $3.7 million relating to the restructuring of its loan to DRI. As part of the DRI restructuring, substantially all of the assets and personnel of DRI were acquired or hired by ICG. During the fourth quarter of 1997, ICG raised $323 million for corporate clients through private placement debt and equity offerings generating investment banking fees of $7.7 million. At December 31, 1997, the Company's ownership interest in ICG is 60%.

 Auto Marketing Network

  In March 1997, the Company acquired all the outstanding common stock of AMN, a sub-prime auto lender engaged in the financing of new and used motor vehicles on a national basis, for $750,000. As part of the acquisition, the Company advanced $11.6 million to repay amounts owed pursuant to operating lines of credit and for working capital purposes. The acquisition was recorded using the purchase method of accounting. The purchase price was allocated to the net assets acquired based on their fair value and goodwill of approximately $20.8 million was recorded. Since the March 1997 acquisition date, AMN posted operating losses and experienced significant increases in non-performing assets, loan charge-offs and loan loss provisions. In December 1997, the Company developed revised operating projections which indicated that the goodwill resulting from the AMN acquisition was not recoverable. Accordingly, the remaining goodwill balance of $20.1 million was written off during the fourth quarter of 1997.

 PrinCap Mortgage Warehouse

  In October 1997, the Company's wholly-owned subsidiary, SPB, acquired substantially all of the assets of PrinCap Mortgage Warehouse, Inc. and PrinCap Mortgage Backed, L.P. (collectively, "PrinCap") and contributed such assets to a subsidiary. The acquisition was accounted for as a purchase, and the purchase price of $123.7 million was allocated to the net assets acquired based on their fair value resulting in goodwill of $6.8 million.

  PrinCap's primary business is residential mortgage warehouse lending to medium-sized brokers and mortgage bankers on a national basis. At December 31, 1997, PrinCap had commitments outstanding and loans of $124.6 million and $122.5 million, respectively.

 Imperial Credit Commercial Asset Management Corporation

  The Company formed ICCAMC, a wholly-owned subsidiary, to oversee the day to day operations of ICCMIC, a real estate investment trust intending to invest primarily in performing multi-family and commercial real estate loans and mortgage-backed securities. In October 1997, ICCMIC completed its initial public offering and sold approximately 34.5 million shares of common stock at $15.00 per share resulting in net proceeds of approximately $481.2 million. The Company purchased 2,970,000 shares of ICCMIC common stock in the offering and an additional 100,000 shares in December 1997. As of December 31, 1997, the Company owned 8.9% of the common stock of ICCMIC.

LOAN AND LEASE PRODUCTS

  The Company offers loan and lease products and provides other services in the following sectors:

  . BUSINESS FINANCE LENDING. Business finance lending is conducted through IBC and three divisions of SPB: Coast Business Credit ("CBC"), the Loan Participation and Investment Group ("LPIG") and the Auto Lend Group ("Auto Lend").

  . COMMERCIAL MORTGAGE LENDING. The Company conducts its commercial mortgage lending operations through the Income Property Lending Division ("IPLD") of SPB.

  . CONSUMER LENDING. The Company conducts consumer lending operations through the Auto Lending Division ("ALD") and Consumer Credit Division ("CCD") of SPB and through AMN.

  . ADVISORY, INVESTMENT AND OTHER ACTIVITIES. The Company conducts advisory services through its ICAI, ICCAMC, and ICG subsidiaries and has substantial equity investments in SPFC, a publicly traded sub-prime residential mortgage lender, and FMC, a publicly traded specialty commercial finance company.

BUSINESS FINANCE LENDING

  The Company, through IBC, and SPB's CBC, LPIG and Auto Lend divisions, engages in business finance lending, which consists of commercial equipment leasing, asset based lending, loan participations and automobile inventory financing for auto dealers.

IMPERIAL BUSINESS CREDIT, INC.

 General

  In May 1995, the Company expanded its existing commercial equipment leasing business conducted by its wholly-owned subsidiary, IBC, through the acquisition of the assets and the assumption of certain liabilities of FCAC, a Colorado corporation engaged in the origination, acquisition and servicing of business equipment leases. The sale was effectuated pursuant to an asset purchase agreement among the Company, FCAC and Oren L. Benton, FCAC's majority shareholder ("Benton"). In connection with the purchase of FCAC's assets, the Company or its affiliates also purchased 100% of the partnership interests of three partnerships controlled by Benton that were formed for the purpose of securitizing certain of FCAC's lease receivables. The acquisition was accounted for as a purchase and the purchase price of $21.4 million was allocated to the net assets acquired based on their fair value resulting in goodwill of approximately $1.2 million.

  In October 1996 pursuant to the Avco Acquisition, IBC acquired substantially all of the assets of Avco Leasing Services, Inc. and all of the assets of Avco Financial Services of Southern California, Inc. related to its business of originating and servicing business equipment leases and agreed to assume certain related liabilities in connection therewith from Avco Financial Services, Inc. The Avco Acquisition was accounted for as a purchase, and the purchase price of $94.8 million was allocated to the net assets acquired based on their fair value, resulting in goodwill of approximately $12.5 million.

  IBC's corporate headquarters are located in Rancho Bernardo, California. IBC carries out its business equipment leasing operations from both its headquarters and its sales offices in Irvine, California, Denver, Colorado and Atlanta, Georgia.

  IBC's lease originations totaled $151.3 million and $87.2 million for the years ended December 31, 1997 and December 31, 1996, respectively. During the years ended December 31, 1997 and December 31, 1996, IBC securitized $213.6 million and $87.0 million of leases, respectively.

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

  IBC also purchases small portfolios of existing equipment leases from brokers with whom it has established relationships. These portfolios are evaluated on an individual basis according to IBC's established credit policy. The Company believes that these acquisitions allow IBC to grow with greater efficiency than usual at a level of decreased risk due to the portfolio aging that has occurred on the books of the originating broker. IBC uses an established computer system and related software systems to process lease applications, book leases, post lease payments, and closely monitor credit processing and collections. These systems have in part been developed by IBC management.

  Upon expiration of the initial lease terms of its direct-financing leases, IBC expects, on average, to realize slightly more than the "residual value" at which the leased equipment is carried on IBC's books. IBC's ability to recover the recorded estimated residual value depends on the accuracy of initial estimates of the equipment's useful life, the market conditions for used equipment when leases expire, and the effectiveness of IBC's program for re-leasing or otherwise disposing of leased equipment. Residual recovery, however, is not required for IBC to achieve a profitable return on its investment. The residual is usually worth 1% to 2% of the gross yield depending upon the original lease term, further mitigating against the residual risk inherent in the portfolio.

  The following table sets forth IBC's lease originations by equipment type for the period presented.

                             YEAR ENDED DECEMBER 31, 1997       YEAR ENDED DECEMBER 31, 1996
                          ---------------------------------- ----------------------------------
                          NUMBER OF  PRINCIPAL               NUMBER OF  PRINCIPAL
                            LEASES     AMOUNT    % OF TOTAL    LEASES     AMOUNT    % OF TOTAL
                          ORIGINATED ORIGINATED ORIGINATIONS ORIGINATED ORIGINATED ORIGINATIONS
                          ---------- ---------- ------------ ---------- ---------- ------------
                                                 (DOLLARS IN THOUSANDS)
Computers...............    1,981     $ 39,270      26.0%        857     $21,331       24.5%
Manufacturing/Machine
 work...................      441       12,001       7.9         380      11,289       13.0
Restaurant..............    1,047       13,072       8.6         395       6,238        7.2
Furniture and fixtures..      984       18,407      12.2         242       5,963        6.8
Automotive..............    1,843       15,879      10.5         475       4,279        4.9
Heavy equipment.........      430        9,449       6.2         163       3,938        4.5
Radio television
 production equipment...      374        7,869       5.2         202       3,838        4.4
Print/Typeset equipment.      136        3,423       2.3         141       3,251        3.7
Health/Sports equipment.      152        4,005       2.6         125       3,069        3.5
Dry cleaning/Washing....      102        2,385       1.6         102       2,387        2.7
Clothing manufacture....       38        1,451       1.0          59       2,373        2.7
Other...................    1,251       24,057      15.9       1,204      19,251       22.1
                            -----     --------     -----       -----     -------      -----
  Total.................    8,779     $151,268     100.0%      4,345     $87,207      100.0%
                            =====     ========     =====       =====     =======      =====

  IBC uses a non-cancelable lease, the terms and conditions of which vary only slightly from transaction to transaction. In substantially all of the leases, lessees are obligated to: (i) remit all rents due, regardless of the performance of the equipment, (ii) operate the equipment in a careful and proper manner compliance with governmental rules and regulations, (iii) maintain and service the equipment, (iv) insure the equipment against casualty losses and public liability, bodily injury and property damage and (v) pay directly, or reimburse IBC for, any taxes associated with the equipment, its use, possession or lease, except those relating to net income derived by IBC therefrom.

  The lease provides that IBC, in the event of a default by a lessee, may declare the entire unpaid balance of rentals due and payable immediately, and may seize and remove the equipment for subsequent sale, re-lease or other disposition.

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

  IBC's credit policies allow it to accept credit investigations provided by select brokers and has generated a database of brokers with whom it does business. IBC also maintains a written collection policy to provide standard collection guidelines. In those instances when a portfolio of leases is acquired, documentation provided by the originating lessor is checked for compliance with IBC's documentation standards before accepting the portfolio for purchase.

 Marketing

  IBC markets its equipment lease products through its own in-house sales force and through its network of professional equipment lease brokers. IBC's 20 person in-house sales force solicit end user customers and vendors to market their equipment lease transactions. In the future, IBC intends to expand its marketing efforts to include more vendors. The sales force also calls on IBC's network of professional equipment lease brokers to solicit these professionals to send their lease transactions to IBC.

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

COAST BUSINESS CREDIT

 General

  CBC is a senior secured asset-based lender located in Los Angeles, California, which has historically conducted its lending business activities in the Western United States. During 1996 CBC executed an expansion plan which increased its customer base outside of California.

  CBC now operates four loan production centers in California and additional loan production centers in Atlanta, Baltimore, Boston, Chicago, Cleveland, Minneapolis, Phoenix, Portland, Providence and Seattle. At December 31, 1997 and December 31, 1996, CBC had outstanding loans totaling $484.8 million and $288.5 million, respectively.

  CBC had unused loan commitments of $318.4 million and $259.2 million at December 31, 1997 and 1996, respectively.

  CBC's principal business is asset-based lending to small-to medium-sized businesses with annual revenues ranging from approximately $10 million to $100 million. At December 31, 1997 and 1996, CBC had outstanding loans to technology companies totaling $201.8 million and $115.6 million, respectively.

  At December 31, 1997 and December 31, 1996, CBC's loan portfolio represented lending relationships with 142 and 105 customers, with an average outstanding loan balance per customer of $3.4 million and $2.8 million, respectively. The Company believes that CBC's relationships with venture capital investors and its industry expertise contribute to CBC's ability to distinguish itself from its competitors and grow its lending relationships.

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

  Accounts receivable loans are revolving lines of credit that are collateralized principally by accounts receivable. Each borrower's customers normally remit their accounts receivable payments directly to CBC, usually on a daily basis. CBC deposits the payments daily and applies the funds to the borrowers' loan balances. CBC typically lends up to 80% of the principal balance of accounts receivable that meet CBC's eligibility requirements. CBC's auditors conduct quarterly audits of the collateral and financial condition of each borrower.

  Inventory loans are revolving lines of credit collateralized by eligible inventory that is restricted to raw materials and finished goods. Inventory loans are generally made in conjunction with accounts receivable loans to qualifying borrowers. Borrowers are required to provide CBC with monthly inventory designations that are supported by a physical listing or a copy of a perpetual computer listing. These reports are compared to the borrower's financial statements for accuracy, and CBC advances the loan proceeds as a percentage of the eligible inventory value. Inventory loans are primarily structured as revolving lines of credit, but under certain circumstances may be structured to incorporate monthly amortization.

  Participation loans consist of term loans or revolving lines of credit in which CBC and other lenders (banks or other asset-based lenders) jointly lend to borrowers when the loan amount exceeds the lending limits of an individual lender.

  Set forth below is a table showing the principal amount of CBC's outstanding loans as of December 31, 1997 and December 31, 1996, and the percentage of CBC's portfolio comprised of each loan type as of such date.

                                            AT DECEMBER 31,    AT DECEMBER 31,
                                                 1997               1996
                                           -----------------  -----------------
                                           OUTSTANDING % OF   OUTSTANDING % OF
                                             BALANCE   TOTAL    BALANCE   TOTAL
                                           ----------- -----  ----------- -----
                                                 (DOLLARS IN THOUSANDS)
Accounts receivable loans.................   $344.2     71.0%   $208.1     72.1%
Inventory loans...........................     55.1     11.4      34.9     12.1
Participation loans(1)....................     85.5     17.6      45.5     15.8
                                             ------    -----    ------    -----
  Total...................................   $484.8    100.0%   $288.5    100.0%
                                             ======    =====    ======    =====

--------
(1) Participation loans include $85.5 million purchased at December 31, 1997 and $48.4 million purchased and $2.9 million sold at December 31, 1996.

  The weighted average yield on CBC's loans outstanding was 12.79% and 12.41% at December 31, 1997 and December 31, 1996, respectively.

  CBC had commitments to make additional fundings on lines of credit with existing borrowers totaling approximately $318.4 million and $259.2 million at December 31, 1997 and December 31, 1996, respectively; however, each additional funding is contingent upon the borrowers maintaining both sufficient collateral and compliance with the terms and conditions of the loan documents.

 Underwriting

  Before a credit line proposal letter is issued and a line of credit is established, CBC policy requires a review of the prospective client, its principals, business and customer base, including a review of financial statements and other financial records, legal documentation, samples of invoices and related documentation, operational matters, accounts receivable and payable.

  In addition, CBC confirms certain matters with respect to the prospective client's business and the collectibility of the client's commercial receivables and other potential collateral by conducting public record searches for liens, conducting credit reviews of the prospective client and its principals, contacting major customers and suppliers to identify potential problems, and conducting an on-site audit of the prospective client's invoice, bookkeeping and collection procedures to verify that they are properly conducted and operationally compatible with CBC's operations. For high technology borrowers, particular emphasis is placed on comprehending the underlying value of the technology itself, including the value of the borrowers intangible assets.

  After the preliminary review and due diligence, CBC requires the prospective borrower to provide a deposit for fees and orders appraisals if lending against inventory, equipment or real estate and schedules an audit. CBC's auditing staff conducts an audit generally consisting of a due diligence review of the prospective borrower's accounting and financial records, including a statistical review of accounts receivable and charge-off history. CBC auditors then submit their audit reports and work papers to CBC's credit committee for review prior to the extension of credit.

  In making a decision to approve a credit line, CBC establishes credit limits under the revolving credit line and analyzes the prospective client's customer base to assure compliance with CBC's policies generally limiting CBC's overall exposure to account debtors, especially with respect to privately held or non-investment grade borrowers. When deemed necessary for credit approval, CBC may obtain guarantees or other types of security from a client or its affiliates and may also obtain subordination and intercreditor agreements from the borrower's other lenders.

  Although CBC's underwriting guidelines specify a review of the factors described above, CBC does not apply a rigid scoring system to prospective borrowers. Decisions to enter into a relationship with a prospective client are made on a case-by-case basis.

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

  The Company believes that CBC's marketing strengths are its rapid response time and high level of service. The Company believes that, based on CBC's experience with technology credits and valuation of their associated tangible and intangible assets, CBC is able to quickly evaluate potential borrowers, thus providing it with a competitive advantage over other lenders with less experience providing loans to high technology companies.

  The Company also believes that CBC's ability to quickly evaluate credit requests and provide loans to borrowers who, for various reasons, have not established relationships with traditional lenders, has resulted in a loyal customer base.

 LOAN PARTICIPATION AND INVESTMENT GROUP

  LPIG was formed by SPB in September 1995 to invest in and purchase syndicated commercial loan participations in the secondary market originated by commercial banks. As of December 31, 1997 and December 31, 1996, LPIG had total loan commitments of $483.7 million and $267.1 million, of which $196.4 million and $160.7 million of loans were outstanding, respectively. At December 31, 1997 and December 31, 1996, none of LPIG's loan participations were 30 days or more delinquent.

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

  The loans are generally secured by a first priority lien on all of the borrower's property including accounts receivable, inventory and furniture, fixtures and equipment, as well as liens on owned real estate. At December 31, 1997 and December 31, 1996, loan participations held by LPIG ranged in size from approximately $575,000 to $24.0 million and $900,000 to approximately $15.0 million, respectively.

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

  LPIG's commitments/outstandings by industry type at December 31, 1997 are as follows:

                                              % OF TOTAL             % OF TOTAL
                                   COMMITMENT COMMITMENT OUTSTANDING OUTSTANDING
                                     AMOUNT     AMOUNT     AMOUNT      AMOUNT
                                   ---------- ---------- ----------- -----------
                                              (DOLLARS IN THOUSANDS)
   Manufacturing..................  $ 93,384     19.3%    $ 34,470       17.5%
   Hotels.........................    50,338     10.4       12,359        6.3
   Waste disposal services........    36,712      7.6       13,588        6.9
   Outdoor advertising............    31,600      6.5       20,568       10.5
   Automobile rentals.............    25,000      5.2          --         --
   Radio broadcasting.............    24,000      5.0       18,780        9.6
   Air carrier....................    23,000      4.8        7,820        4.0
   Defense........................    22,530      4.7        6,541        3.3
   Automobile parts...............    21,646      4.5        1,646        0.8
   Food processing................    20,000      4.1        9,948        5.1
   Food distribution..............    16,441      3.4          --         --
   Party goods distribution.......    15,000      3.1        3,000        1.5
   Rail transportation............    14,520      3.0       14,520        7.4
   Telecommunications.............    14,440      3.0        5,036        2.6
   Equipment rentals..............    12,600      2.6        5,216        2.7
   Healthcare.....................    10,750      2.2        6,615        3.4
   Chemicals......................    10,522      2.2        7,379        3.7
   Collection services............    10,275      2.1        8,067        4.1
   Park management................    10,000      2.1        7,000        3.6
   Television broadcasting........     5,000      1.0        3,575        1.8
   Garment........................     5,000      1.0        1,400        0.7
   Supermarkets...................     4,900      1.0        4,900        2.5
   Paper..........................     3,030      0.6        1,010        0.5
   Restaurants....................     2,982      0.6        2,982        1.5
                                    --------    -----     --------      -----
     Total........................  $483,670    100.0%    $196,420      100.0%
                                    ========    =====     ========      =====

 Auto Lend Group

  Auto Lend was established in September 1996 as a division of SPB, to provide automobile inventory financing for automobile dealers. The principal types of loans originated are fixed-rate lines of credit. Auto Lend had $62.4 million and $28.8 million of commitments and $14.1 million and $4.6 million of loans outstanding at December 31, 1997 and December 31, 1996 respectively.

  SPB believes that Auto Lend's products offer synergistic opportunities, when offered in connection with SPB's sub-prime auto lending ability, to provide car dealers a complete financing package. See "--Consumer Lending--Auto Lending Division."

COMMERCIAL MORTGAGE LENDING

 Income Property Lending Division

  The Company conducts its commercial mortgage lending operations through the Income Property Lending Division ("IPLD") of SPB. IPLD was formed in February 1994 to expand the Company's apartment and commercial property lending business.

  The focus of IPLD's lending activities is the small loan market (consisting of loans typically less than $2.5 million) for multi-family apartments and commercial buildings. For the years ended December 31, 1997 and 1996, IPLD funded approximately $295.9 million and $260.9 million in loans, respectively.

  During the year ended December 31, 1997 and the year ended December 31, 1996, SPB completed securitizations of approximately $203.1 million and $277.0 million of multi-family and commercial mortgage loans originated or purchased by IPLD, respectively. At December 31, 1997 and December 31, 1996, $497,000 and $1.9 million or 0.8% and 1.1%, respectively, of IPLD's outstanding loans were 30 days or more delinquent.

  At December 31, 1997 and December 31, 1996, $500,000 and $4.4 million, respectively, of IPLD originated loans were held for investment by SPB. IPLD generally seeks to make 70% of its loans secured by apartment buildings and 30% of its loans secured by other commercial properties. Most of IPLD's business is generated through in-house loan representatives who market the loans directly to mortgage brokers and borrowers. Most of IPLD's loans have been secured by properties in California.

  SPB believes that IPLD employs conservative underwriting criteria, which include a maximum loan-to-value ratio of 70% and minimum debt coverage ratio of 1.2x on all loans. Loans secured by income properties entail additional risk as compared to single family residential lending. The payment experience on such loans is generally dependent on the successful operation of the related commercial or multi-family property and can be greatly impacted by adverse conditions in local real estate markets or in the economy.

  All of IPLD's loan programs include 30-year adjustable rate loans tied to the 6-month LIBOR, 1-year Treasury, or Bank of America prime indexes. Margins vary depending on product type, property location and credit history of the borrower. With respect to apartment loans, IPLD uses standard government agency documentation and approved independent appraisers.

CONSUMER LENDING

  Through ALD and CCD, which are divisions of SPB, and AMN, the Company also makes consumer loans consisting of sub-prime automobile finance loans, home improvement loans and other consumer credit.

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

  During the year ended December 31, 1997 and December 31, 1996, ALD originated approximately $74.2 million and $35.0 million, respectively, in automobile loans. SPB currently generates automobile loans through three Northern California retail offices.

 Consumer Credit Division

  CCD was formed in early 1994 to offer loans primarily to finance home improvements and consumer goods. CCD's business is developed through a network of retailers and contractors throughout California and out of state. All loans are centrally processed, approved and funded at CCD's headquarters in Irvine, California.

  Home improvement loans offered by CCD range from $5,000 to $350,000 and include major remodeling projects that are sometimes coupled with refinancings.

  CCD's typical loan is secured by a junior lien. In addition, CCD purchases unsecured installment sales contracts to finance certain home improvements such as air conditioning, roofing, kitchen or bathroom remodeling.

  During the years ended December 31, 1997 and December 31, 1996, CCD originated $19.8 million and $22.0 million in loans, respectively, all of which are held for investment. At December 31, 1997 and December 31, 1996, $900,000 or 1.9% and 2.4%, respectively, of CCD's outstanding loans were 30 days or more delinquent.

 Auto Marketing Network, Inc.

  AMN was acquired on March 14, 1997 to finance on a nationwide basis the purchase of new and used automobiles primarily to sub-prime borrowers. At December 31, 1997, AMN was headquartered in Tulsa, Oklahoma and had certain business development and administrative activities located in its Florida office. For the period from its acquisition through December 31, 1997, AMN originated $170.6 million and securitized $158.6 million in sub-prime auto loans. Since the March 1997 acquisition date, AMN has posted operating losses and experienced significant increases in non-performing assets, loan charge-offs and loan loss provisions. In December 1997, the Company developed revised operating projections which indicated that the goodwill resulting from the AMN acquisition was not recoverable. Accordingly, the remaining goodwill of $20.1 million was written off through accelerated amortization during the fourth quarter of 1997.

 General

  AMN is engaged primarily in the indirect origination of sub-prime motor vehicle receivables. As of December 31, 1997, AMN's receivables are originated through a network of approximately 819 participating dealers. Approximately 87% of all originating dealers are new car franchised dealers or their affiliates and the others are independent dealers.

  AMN's direct dealer relationships generally begin with AMN's area dealer representative contacting a dealer to explain AMN's financing program. AMN's representative presents the dealer with a sales package, including promotional material containing current rates being offered by AMN to dealerships, copies of AMN's dealer agreement, information regarding AMN's special finance training schools and samples of AMN's documentation requirements. A dealer that decides to participate in AMN's financing program must enter into a non-exclusive dealer agreement with AMN. As a condition to entering into an agreement, a dealer must provide certain business information to AMN. A dealer must also make representations and warranties to AMN with respect to the receivables to be assigned. Upon execution of the dealer agreement, AMN's area dealer representative provides the dealership with necessary documentation for origination of receivables and conducts a two-day in-house training session at the dealership for personnel responsible for the use of such documentation. In addition, dealers are encouraged to send staff members to AMN's Alternative Finance Training School within the first four months after their enrollment in AMN's program. Since its formation, AMN has purchased receivables from dealers generally at a 10% discount from the financed amount. AMN is in the process of developing a risk-based tiered pricing program which AMN anticipates will be implemented during 1998.

  The program includes a wholesale advance rate (rather than a retail advance rate currently used by AMN), and includes acquisition fees, annual percentage rates and other criteria that differ depending upon the creditworthiness of the borrowers. In addition, AMN has retained certain consultants to assist in the development of a credit scoring model and a bankruptcy scorecard predictor and in the development of portfolio risk management procedures associated with its risk-based tiered pricing program.

  In addition, in June 1997, AMN entered into an agreement with Auction Finance Group, Inc. pursuant to which AMN may obtain referral business from certain independent used car dealers from whom AMN currently purchases receivables from time to time at a 12% discount from the financed amount. All dealers are obligated to repurchase any receivable identified by AMN if that dealer's representations and warranties prove to have been false at the time AMN purchased the receivable. The sales by the dealers of installment sale contracts to AMN do not generally provide for recourse to the dealer for unpaid amounts in the event of a default by a borrower thereunder, other than in connection with the breach of the foregoing representations and warranties. The dealers also indemnify and hold harmless AMN for any liabilities and costs (including attorney fees) arising from any act or omission by the dealer required to be performed under the dealer agreement for any receivable.

 Underwriting

  The credit guidelines applied by AMN in acquiring receivables are considerably less stringent with respect to the credit of the obligor than those generally applied by other lenders, such as banks and savings and loans associations. The obligors on the acquired receivables are individuals who are not typically able to obtain financing from such other lenders due to prior credit problems, which may include bankruptcies, repossessions, foreclosures, charge-offs, judgements or collection problems (or to a lessor extent, qualifying first time borrowers). However, the prospective obligor is required to be currently performing on all outstanding obligations reported to AMN which AMN deems significant. Due to the lower credit quality of the obligors and the resulting higher risks of loss, receivables have been originated with Annual Percentage Rates ("APR's") which are higher than would be available to prime borrowers. The following procedures describe AMN in underwriting retail installment contracts secured by motor vehicles.

  . AMN purchases retail installment sale contracts secured by new and used automobiles, vans and light duty trucks from dealers who participate in its motor vehicle financing program. The receivables purchased by AMN were originated by dealers in accordance with AMN's requirements under existing agreements with such dealers.

  . Applications submitted to AMN are required to list sufficient information to process the application, including the applicants' income, employment status, residential status, monthly mortgage or rent payment and other personal information. Upon receipt of an application, AMN obtains at least one credit report from an independent credit bureau. If no report is available due to insufficient credit or other factors, the application is automatically denied. Each credit report is reviewed by AMN to determine the applicant's current credit status and past credit performance. Factors considered negative generally include past due credit, repossessions, foreclosures, loans charged off by other lenders, judgements and previous bankruptcy. Positive factors such as amount of credit and favorable payment history are also considered. Other considerations include income requirements and the ratio of total debt to income and of monthly auto payment to income.

  . Although AMN will consider various criteria in evaluating a loan application. including but not limited to borrower's employment and residence, ability to make loan payments and credit history, the amount of the down payment , the value of the financed vehicle, the mileage of the financed vehicle and the amount of the loan in relation to the value of the vehicle, AMN may approve a loan application even if it has made an evaluation that one or more of such criteria has not been met or exceeded if in its judgement there are countervailing factors.

  . Thus AMN may, in some cases, approve a loan even though its evaluation of a borrowers' record of employment or ability to make loan payments, or a borrowers' credit history, are different from its standard underwriting guidelines

  In June 1997, internal exception tolerances were tightened, which affected most guideline limits in the program. AMN also implemented an internal audit system whereby its internal auditor reviews a sample of each week's originations for compliance with its underwriting guidelines. Furthermore, in September 1997, several key guideline limits were changed.

  These included an increase in minimum income requirements for qualified credit applicants, an increase in the minimum required credit score, and decreases in allowable debt-to-income and payment-to-income ratios. Other minor changes at that time included a limit on fees charged by dealers and a reduction in allowable additions to vehicle value for options. The changes AMN made to its underwriting guidelines were the result of its Credit Committee's review of an analysis of all defaulted loans originated by AMN since April 1995.

  In addition, AMN is in the process of developing a risk-based tiered pricing program designed to improve further the credit quality of the receivables it originates. There can be no assurance, however, that the tightening of AMN's credit standards and implementation of the risk-based tiered pricing program will result in improved credit quality in AMN's receivables portfolio.

 Insurance on Financed Vehicles'

  AMN's retail installment sale contract requires that borrowers maintain specific levels and types of insurance coverage, including physical damage insurance, to protect the related financed vehicle against loss. At the time of purchase, the borrower signs a statement which indicates the customer has or will have the necessary insurance, and which shows the name and address of the insurance company along with a description of the type of coverage. Although each receivable requires the related obligor to maintain insurance covering physical damage to the financed vehicle, since the obligors may select their own insurers to provide the requisite coverage, specific terms and conditions of their policies may vary. A failure by an obligor to maintain such physical damage insurance will constitute a default under the related receivable, but will not cause such receivable to become a delinquent receivable.

 Guidelines and Procedures for Credit Evaluation

  AMN's underwriting guidelines are designed to provide financing to people with impaired credit, which may include bankruptcies, repossessions, foreclosures, charge-offs, judgements and collection accounts. To a lesser extent, AMN will purchase receivables from qualifying first-time borrowers. AMN's underwriters will evaluate suitability based on their assessment of all elements of the proposed credit (e.g. the borrower's credit, the deal structure and the collateral). An underwriter may reject a contract in which all of the elements of the proposed credit meet only the minimum requirements, or the underwriter may grant conditional approval on the prospective borrowers ability to meet additional conditions, such as a higher down payment, a lower advance or purchase of a different vehicle. The underwriter may waive certain requirements or grant exceptions, generally with the approval of the regional credit manager. All credit decisions are made at the discretion of AMN.

 Approval Process

  When AMN approves the purchase of a finance contract, AMN notifies the dealer by facsimile or telephone. Such notice specifies certain pertinent information relating to the terms of the approval, including the maximum monthly payment and the stipulations required for funding. Generally, a borrower is required to make a down payment (which includes cash and/or vehicle trade-in value) of at least 10% of the sales price.

  Subject to limited exceptions, AMN's guidelines and procedures currently require that the total amount financed cannot exceed 115% of the retail value of the financed vehicle. Under the risk-based tiered pricing program, the advance rate will vary depending upon the creditworthiness of the individual borrower.

 Receivable Purchase

  Upon final confirmation of the terms by the borrower, the dealer completes the sale of the automobile and the loan to the borrower. AMN receives all funding packages from courier services or local delivery and sorts them for pick up by appropriate departments. Data entry clerks in the contract processing department then log each new or returned funding package into AMN's database for tracking. The clerks then print the credit bureau reports reviewed by AMN's underwriters for approval.

  The credit bureau reports are placed in the loan files and such files are distributed to the appropriate territorial processor. The territory to which a dealer's contracts are assigned is determined based upon the state in which the dealer's business is located.

  Contract processors sort the documentation received from the dealers and check the items for authenticity and acceptability according to company standards. Although pre-funding verifications of employment and insurance are currently performed and obligors are contacted for completion of a collateral audit, a substantial percentage of the receivables are verified using a book-out sheet procedure requiring signature of the dealer and the obligor. After the dealer delivers all required loan documentation to AMN, AMN purchases the finance contract and remits the funds to the dealer, generally within 72 hours. Upon purchase of the finance contract, AMN acquires a perfected security interest in the financed vehicle. Each finance contract requires that the automobile be properly insured and AMN named as a loss payee. Compliance with these requirements is verified prior to the remittance of funds to the dealer. After the purchase of the finance contract, AMN contacts the borrower to explain payment procedures.

 Management Information Systems

  AMN relies heavily upon its loan processing system to purchase contracts. AMN's loan processing system enables AMN to handle a significant volume of applications while maintaining integrity in the area of data entry, contract processing, and underwriting procedures. The system is serviced on a monthly basis, and daily data backup procedures are in place.

ADVISORY, INVESTMENT AND OTHER ACTIVITIES

  The Company conducts advisory services through its ICAI, ICCAMC and ICG subsidiaries and has substantial equity investments in SPFC, a publicly traded sub-prime residential mortgage lender, FMC, a publicly traded specialty commercial finance company, ICCMIC, a publicly traded REIT engaged in commercial finance activities, IMH, a publicly traded REIT engaged in non conforming residential mortgage lending and ICW, a holding company for international finance activities.

 Imperial Credit Advisors, Inc.

  ICAI provides capital markets, portfolio management and research services to the Company's subsidiaries and affiliates. Prior to December 1997, ICAI oversaw the day-to-day operations of IMH pursuant to a management agreement, recently terminated as more fully described in Item 13--"Certain Relationships and Certain Transactions--Relationships with IMH--Other Arrangements and Transactions with IMH." For the years ended December 31, 1997, 1996 and 1995, ICAI earned $4.9 million, $3.3 million and $38,000, respectively, in management fees and incentive payments pursuant to the management agreement.

 Imperial Credit Commercial Asset Management Corporation

  ICCAMC was formed in the third quarter of 1997 and oversees the day-to-day operations of ICCMIC pursuant to a management agreement more fully described in Item 13--"Certain Relationships and Certain Transactions--Relationships with ICCMIC--ICCMIC Management Agreement." For the year ended December 31, 1997, ICCAMC earned $940,000 in management fees pursuant to the management agreement.

 Imperial Capital Group, LLC

  ICG is a majority owned subsidiary formed in July 1997. ICG, together with its subsidiaries Imperial Capital, LLC and Imperial Asset Management, LLC, offer individual and institutional investors financial products and services. Imperial Capital, LLC, is a registered broker/dealer with the United States Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc. Imperial Capital, LLC, provides investment opportunities and research to individual and institutional investors, raises private and public capital for middle market companies, and trades debt, equity and asset backed securities. Imperial Asset Management, LLC, is an investment advisor registered with the United States Securities and Exchange Commission, and provides investment management services to high net worth individuals and institutional clients.

  When ICG was initially capitalized in September 1997, the Company's ownership percentage was 80%. Subsequently, on December 5, 1997, the Company's ownership percentage was reduced to 60% in a restructuring of its loan to DRI and the purchase of substantially all of the assets of DRI.

 Southern Pacific Funding Corporation

  SPFC is a publicly traded sub-prime mortgage banking company which originates, purchases and sells high yielding, single family sub-prime mortgage loans. Substantially all of SPFC's loans are secured by first or second mortgages on owner occupied single family residences. The majority of the originated and purchased loans are made to borrowers who do not qualify for or are unwilling to obtain financing from conventional mortgage sources. As of December 31, 1997, ICII owned 9,742,500 shares of SPFC common stock, representing 47.0% of the outstanding common stock of SPFC, which, commencing with the three months ended March 31, 1997, is reflected on the Company's consolidated balance sheet as "Investment in Southern Pacific Funding Corporation" and is accounted for pursuant to the equity method of accounting. ICII's investment in SPFC constituted 3.1% of the Company's total assets and contributed 8.4% of the Company's total revenue for the year ended
December 31, 1997.

 Franchise Mortgage Acceptance Company

  FMC is a publicly traded specialty commercial finance company engaged in the business of originating and servicing loans and equipment leases to small businesses, with a primary focus on established national and regional franchise concepts. More recently, FMC has expanded its focus to include retail energy licensees (service stations, convenience stores, truck stops, car washes and quick lube businesses), funeral homes, cemeteries and golf operating businesses (golf courses and golf practice facilities).

  FMC originates long-term fixed and variable rate loan and lease products and sells such loans and leases either through securitizations or whole loan sales to institutional purchasers on a servicing retained basis. FMC also periodically makes equity investments or receives contingent equity compensation as part of its core lending and leasing business. For the nine months ended September 30, 1997 and year ended December 31, 1996, FMAC originated or acquired $510.8 million and $449.3 million of franchise loans and securitized, $343.8 million and $325.1 million of loans, respectively.

  During the fourth quarter of 1997, FMC completed an initial public offering of its common stock pursuant to which ICII was a selling stockholder. As a result of the Company's participation in the public offering, the Company's percentage ownership of FMC was reduced to 38.4%.

  Consequently, commencing with the quarter ended December 31, 1997, the financial statements of FMC are no longer consolidated with those of ICII. ICII's investment in FMC is reflected on the Company's consolidated balance sheet as "Investment in Franchise Mortgage Acceptance Company" and is accounted for pursuant to the equity method of accounting. ICII's investment in FMAC constituted 2.5% of the Company's total assets as of December 31, 1997.

 Imperial Credit Commercial Mortgage Investment Corporation

  In October 1997, the Company completed a public offering of the common stock of ICCMIC. ICCMIC invests primarily in performing multifamily and commercial loans and mortgage-backed securities. The Company purchased 2,970,000 shares of ICCMIC common stock for $41.4 million in October 1997. In December 1997, the Company purchased an additional 100,000 shares of ICCMIC common stock for $1.5 million. The Company owned 8.9% of the outstanding common stock of ICCMIC as of December 31, 1997.

 Impac Mortgage Holdings, Inc.

  Simultaneously with IMH's initial public offering in November 1995, the Company contributed certain operating assets of ICII's mortgage conduit operations and SPB's warehouse lending operations for 500,000 shares of IMH's common stock. IMH is a publicly traded specialty finance company which operates three businesses: (i) long-term investment operations which invests primarily in nonconforming residential mortgage loans and securities backed by such loans, (ii) warehouse lending operations which provides short-term lines of credit to originators of mortgage loans and (iii) conduit operations, through its affiliate ICIFC, which primarily purchases and sells or securitizes non-conforming mortgage loans. As of September 30, 1997, the Company sold its common stock interests in IMH. However, pursuant to a termination agreement (the "Termination Agreement") entered into in December of 1997, related to the management agreement between ICAI and IMH, the Company received shares of IMH common stock and other consideration as more fully described in "Item 13--Certain Relationships and Certain Transactions-- Relationships with IMH--Other Arrangements and Transactions with IMH."

 Imperial Credit Worldwide, Ltd.

  ICW is a holding company for the Company's international finance activities and is a majority owner of Credito Imperial Argentina, a mortgage banking company conducting residential mortgage business in Argentina.

 LOANS HELD FOR INVESTMENT

  The following table sets forth certain information regarding the Company's loans held for investment. Substantially all of the Company's loans held for investment are held by SPB:

                                           AT DECEMBER 31
                         ------------------------------------------------------
                            1997        1996       1995       1994       1993
                         ----------  ----------  --------  ----------  --------
                                           (IN THOUSANDS)
Loans secured by real
 estate:
One to four family...... $  244,588  $  375,476  $228,721  $  897,494  $ 73,636
Multi-family............     17,261       2,527     7,028      82,004    61,908
Commercial..............      1,085      11,011   133,189      30,287    21,663
                         ----------  ----------  --------  ----------  --------
                            262,934     389,014   368,938   1,009,785   157,207
Leases..................      7,745      99,717     7,297      23,667     2,969
Installment loans.......    154,919      34,248     1,900       4,290        12
Franchise loans.........     62,219     115,910    46,766         --        --
Asset based loans.......    484,832     288,528   154,252         --        --
Commercial loans........    344,882     173,932   110,104       5,882       247
                         ----------  ----------  --------  ----------  --------
                          1,317,531   1,101,349   689,257   1,043,624   160,435
Unearned income.........     (7,850)     (6,336)   (5,217)     (5,900)   (1,406)
Deferred loan fees......     (4,916)     (6,415)   (1,540)     (1,114)   (1,180)
                         ----------  ----------  --------  ----------  --------
                          1,304,765   1,088,598   682,500   1,036,610   157,849
Allowance for loan
 losses.................    (38,047)    (19,999)  (13,729)     (7,054)   (3,254)
                         ----------  ----------  --------  ----------  --------
  Total................. $1,266,718  $1,068,599  $668,771  $1,029,556  $154,595
                         ==========  ==========  ========  ==========  ========

  The Company's loans held for investment are primarily comprised of first and second lien mortgages secured by residential and income producing real property in California, leases secured by equipment, installment loans to consumers, loans to experienced franchisees of national and regional restaurant franchises, asset-based loans to middle market companies mainly in California and syndicated commercial loan participations. As a result, the loan portfolio has a high concentration in the same geographic region. Although the Company has a diversified portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economy of California. With respect to loans held for investment at SPB, a decline in California real estate values may adversely affect the underlying loan collateral. In order to reduce the Company's risk of loss on any one credit, the Company has historically sought to maintain a fairly low average loan size within the portfolio of loans held for investment. The average loan size and single largest loan, excluding loans originated by CBC, of the loans originated by and held for investment at SPB at December 31, 1997 and December 31, 1996 were $122,000 and $18.8 million, and $100,000 and $11.0 million, respectively. The largest loan held for investment at December 31, 1997 and December 31, 1996 was a performing real estate loan secured by a first deed of trust.

  Non-performing assets ("NPA's") consist of nonaccrual loans, loans with modified terms, other real estate owned ("OREO") and other repossessed assets. The Company's policy is to place all loans 90 days or more past due on nonaccrual. Any mortgage loans held for sale, originated or acquired as part of the Company's former mortgage banking operations which are held more than 90 days after origination are classified as mortgage loans held for investment and are transferred at the lower of carrying value or market value. Such loans may be unsalable for a variety of reasons, including documentation deficiencies, payment defaults or borrower misrepresentations. The former mortgage banking operations' OREO arises primarily through foreclosure on mortgage loans repurchased from investors, typically due to a breach of representations or warranties. The Company incurred losses of approximately $4.5 million and $5.0 million related to activities of its former mortgage banking operations during the years ended December 31, 1997 and December 31, 1996, respectively. During the years ended December 31, 1997 and 1996, the impact of loans repurchased as the result of borrower misrepresentations was not material. In the fourth quarter of 1997, the Company recorded a provision of $5.4 million for future losses on repurchases of former mortgage banking loans.

  The following table sets forth the amount of NPA's attributable to the Company's former mortgage banking operations and to all of its other lending activities:

                                                                  AT DECEMBER 31,
                   -------------------------------------------------------------------------------------------
                           1997                   1996                   1995                   1994
                   ---------------------- ---------------------- ---------------------- ---------------------
                                 FORMER                 FORMER                 FORMER                FORMER
                   ALL OTHER    MORTGAGE  ALL OTHER    MORTGAGE  ALL OTHER    MORTGAGE  ALL OTHER   MORTGAGE
                    LENDING     BANKING    LENDING     BANKING    LENDING     BANKING    LENDING    BANKING
                   ACTIVITIES  OPERATIONS ACTIVITIES  OPERATIONS ACTIVITIES  OPERATIONS ACTIVITIES OPERATIONS
                   ----------  ---------- ----------  ---------- ----------  ---------- ---------- ----------
                                                              (DOLLARS IN THOUSANDS)
Nonaccrual loans:
 One to four
 family..........  $   27,573   $ 6,874   $   24,711   $19,928   $    2,652   $ 20,990   $  4,012  $    5,697
 Commercial
 property........       5,058       --         3,052       --         1,824        --       2,201         --
 Multi-family
 property........       1,837       --         1,421       --         5,522        --       1,195         --
 Leases and
 installment.....      29,289       --           997       --           --         --         --          --
                   ----------   -------   ----------   -------   ----------   --------   --------  ----------
Total nonaccrual
loans............      63,757     6,874       30,181    19,928        9,998     20,990      7,408       5,697
                   ----------   -------   ----------   -------   ----------   --------   --------  ----------
OREO:
 One to four
 family..........       2,552     5,774        6,639     3,508        1,937      4,173      1,217       1,277
 Commercial
 property........       2,526       --         1,200       --           211        --         445         --
 Multi-family
 property........          53       --           867       --           858        --         329         --
                   ----------   -------   ----------   -------   ----------   --------   --------  ----------
Total OREO.......       5,131     5,774        8,706     3,508        3,006      4,173      1,991       1,277
                   ----------   -------   ----------   -------   ----------   --------   --------  ----------
Loans with
modified terms:
 One to four
 family..........         --        --           800       --           870        --          76         --
 Commercial
 property........         --        --           456       --           --         --         --          --
 Multi-family
 property........         --        --           --        --           --         --         --          --
                   ----------   -------   ----------   -------   ----------   --------   --------  ----------
Total loans with
modified terms...         --        --         1,256       --           870        --          76         --
                   ----------   -------   ----------   -------   ----------   --------   --------  ----------
Repossessed
property:
 Equipment held
 for sale........       4,437       --           --        --           --         --         --          --
 Repossessed
 vehicles........       4,563       --           --        --           --         --         --          --
                   ----------   -------   ----------   -------   ----------   --------   --------  ----------
Total repossessed
property.........       9,000       --           --        --           --         --         --          --
                   ----------   -------   ----------   -------   ----------   --------   --------  ----------
Total NPAs.......  $   77,888   $12,648   $   40,143   $23,436   $   13,874   $ 25,163   $  9,475  $    6,974
                   ==========   =======   ==========   =======   ==========   ========   ========  ==========
Total loans and
OREO.............  $1,475,920   $24,087   $2,012,704   $40,955   $1,168,783   $869,463   $216,555  $1,094,144
Total NPA's as a
percentage of
loans and OREO...        5.27%    52.51%        1.99%    57.22%        1.19%      2.89%      4.38%       0.64%
                           1993
                   ----------------------
                                FORMER
                   ALL OTHER   MORTGAGE
                    LENDING    BANKING
                   ACTIVITIES OPERATIONS
                   ---------- -----------
Nonaccrual loans:
 One to four
 family..........   $  1,124  $    1,198
 Commercial
 property........      1,481         --
 Multi-family
 property........      1,136         --
 Leases and
 installment.....        --          --
                   ---------- -----------
Total nonaccrual
loans............      3,741       1,198
                   ---------- -----------
OREO:
 One to four
 family..........        189       2,148
 Commercial
 property........        358         --
 Multi-family
 property........        781         --
                   ---------- -----------
Total OREO.......      1,328       2,148
                   ---------- -----------
Loans with
modified terms:
 One to four
 family..........         47         --
 Commercial
 property........        702         --
 Multi-family
 property........        871         --
                   ---------- -----------
Total loans with
modified terms...      1,620         --
                   ---------- -----------
Repossessed
property:
 Equipment held
 for sale........        --          --
 Repossessed
 vehicles........        --          --
                   ---------- -----------
Total repossessed
property.........        --          --
                   ---------- -----------
Total NPAs.......   $  6,689  $    3,346
                   ========== ===========
Total loans and
OREO.............   $120,606  $1,281,313
Total NPA's as a
percentage of
loans and OREO...       5.55%       0.26%

  The following table summarizes certain information regarding the Company's allowance for loan losses and losses on OREO:

                                            YEARS ENDED DECEMBER 31,
                                      -----------------------------------------
                                       1997     1996     1995     1994    1993
                                      -------  -------  -------  ------  ------
                                                 (IN THOUSANDS)
Allowance at beginning of period....  $19,999  $13,729  $ 7,054  $3,255  $1,995
Provision for loan and lease losses.   38,951    9,773    5,450   5,150   2,350
Business acquisitions and bulk loan
 purchases..........................   11,161    4,500    4,320     --      --
Sale of leases......................     (900)     --       --      --      --
Deconsolidation of ICIFC............     (687)     --       --      --      --
Loans charged off...................  (31,053)  (8,326)  (3,106) (1,436) (1,124)
Recoveries on loans previously
 charged off........................      576      323       11      85      34
                                      -------  -------  -------  ------  ------
Net charge-offs.....................  (30,477)  (8,003)  (3,095) (1,351) (1,090)
Allowance at end of period..........  $38,047  $19,999  $13,729  $7,054  $3,255
                                      =======  =======  =======  ======  ======
OREO losses:
  OREO writedowns...................    2,074    3,252  $ 2,085  $  369  $  406
  Loss (gain) on sale of OREO.......    4,453    2,842     (957)   (119)    (62)
                                      -------  -------  -------  ------  ------
    Total OREO losses...............  $ 6,527  $ 6,094  $ 1,128  $  250  $  344
                                      =======  =======  =======  ======  ======

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

FUNDING AND SECURITIZATIONS

  The Company's liquidity requirements are met primarily by warehouse lines of credit and repurchase facilities from financial institutions, securitizations, whole loan sales, SPB customer deposits and FHLB borrowings. The Company has also accessed the capital markets through equity and debt offerings.

  As of December 31, 1997, the Company had warehouse lines of credit and commitments and repurchase facilities of $434.6 million. Business operations conducted through divisions of SPB are primarily financed through deposits, capital contributions from ICII to SPB, a warehouse line of credit and FHLB borrowings. At December 31, 1997 and December 31, 1996, SPB had total deposits of approximately $1.2 billion and $1.1 billion, respectively, (excluding deposits of the Company maintained with SPB).

 Repurchase and Warehouse Facilities

  The Company is dependent upon its ability to access repurchase facilities and warehouse lines of credit in order to fund new originations and purchases. The Company had various warehouse lines and reverse repurchase facilities available as follows at December 31, 1997:

                         INTEREST                            INDEX
                           RATE   COMMITMENT OUTSTANDING (BASIS POINTS) EXPIRATION DATE
                         -------- ---------- ----------- -------------- ---------------
                                             (DOLLARS IN THOUSANDS)
Greenwich Capital
 Financial (AMN)........   7.25%   $125,000   $ 20,058   Libor plus 125  March 10, 1998
Donaldson, Lufkin and
 Jenrette (Corona Film
 Finance Fund)..........   5.85      79,591     79,591   Fixed rate     January 7, 1998
CoreStates Bank, N.A.
 (IBC)..................   8.17      30,000     10,192   Libor plus 220 October 6, 1998
Morgan Stanley (SPB)....   6.51     200,000     35,000   Libor plus 50  October 1, 1998
                                   --------   --------
                           6.37    $434,591   $144,841
                                   ========   ========

 Securitizations of Assets

  As a fundamental part of its business and financing strategy, the Company has sold substantially all of its loans and leases through securitization, except for loans held for investment by SPB. The Company believes that securitizations provide it with greater operating leverage and a reduced cost of funds. In a securitization, the Company sells loans or leases that it has originated or purchased to a trust or special purpose entity for a cash purchase price and an interest in the loans or leases securitized. The cash price is raised through an offering of pass-through certificates by the trust or special purpose entity. Following the securitization, the purchasers of the pass-through certificates receive the principal collected and the investor pass-through interest rate on the principal balance of the loans or leases, while the Company receives the balance of the cash flows generated by the securitized assets in the form of principal and interest on any subordinate bonds or residual interests retained. These cash flows represent the excess cash flow collected after credit losses on loans or leases sold over the sum of the pass-through interest rate plus a normal servicing fee, a trustee fee and, where applicable, an insurance fee related to such loans or leases over the life of the loans or leases.

  Each loan or lease securitization may have specific credit enhancement requirements in the form of overcollateralization which must be met before the Company receives cash flows due. As the securitized assets generate cash flows, they may be used to pay down the balance of the pass-through certificates until such time as the ratio of securitized assets to pass-through certificates reaches the overcollateralization requirement specified in each securitization. This overcollateralization amount is carried on the balance sheet as retained interest in loan and lease securitizations. After the overcollateralization requirement and the other requirements specified in the pooling and servicing agreement have been met, the Company begins to receive principal and interest on any subordinate bonds or residual interests retained.

  A substantial portion of the Company's gross income is recognized as gain on sales of loans or leases, which represent the present value of the estimated cash flows on the subordinate bonds or residual interests retained, less origination and underwriting costs. The Company may retain interests in loan and lease securitizations in the form of subordinate bonds or residual interests, which represent interests in the trust or special purpose entity to which such loans or leases have been sold.

  The Company recognizes such gain on sale of loans or leases in the year in which such loans or leases are sold, although cash (representing the principal and interest on any retained subordinate bonds or residual interests in loan and lease securitizations) is received by the Company over the life of the loans or leases. Concurrent with recognizing such a gain on sale, the Company records any subordinate bonds or residual interests as an asset on its consolidated balance sheet.

  The capitalized balance of any subordinate bonds or residual interest is determined by computing the present value of the excess of the weighted average coupon on the loans or leases sold over the sum of: (i) the coupon in the pass-through certificates, (ii) a base servicing fee paid to the loan or lease servicer and (iii) expected losses to be incurred on the portfolio of loans or leases sold, and considering prepayment assumptions.

  Prepayment assumptions are based on recent evaluations of the actual prepayments of the Company's servicing portfolio or on market prepayment rates on new portfolios and consideration of the current interest rate environment and its potential impact on prepayment rates.

  The cash flows expected to be received by the Company, net of expected losses, are then discounted at an interest rate that the Company believes an unaffiliated third-party purchaser would require as a rate of return on a financial instrument with similar characteristics. Expected losses are discounted using a rate equivalent to the risk-free rate for securities with a duration similar to that estimated for the underlying loans or leases sold. The excess cash flows may only be available to the Company to the extent that there is no impairment of the credit enhancements established at the time the loans or leases are sold. Interest-only and residual certificates in securitizations of mortgage loans retained by the Company are held as trading securities and are adjusted to their respective market value quarterly with corresponding charges and credits made to income in the adjustment period. Subordinate bonds retained by the Company are held as either trading or available for sale securities in accordance with the Company's investment objectives.

  To the extent that actual results are different from the cash flows the Company estimated, the Company's subordinate bonds, interest-only certificates or residual interest will be adjusted quarterly with corresponding charges made against income in that period. Upon completion and analysis of the carrying values of the Company's subordinate bonds, interest-only certificates or residual interest during 1996, the Company wrote down the balance of such assets by $4.7 million. Any similar future charge against income may have a material adverse effect on the Company's results of operations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

  On the Company's consolidated balance sheet, securitization-related assets such as capitalized excess servicing fees receivable, subordinate bonds, interest-only certificates and residual interests are reduced as cash is received by the trust or special purpose entity holding the loans or leases pooled and sold. Although the Company believes that it has made reasonable assumptions, on a pool-by-pool basis, of its securitization-related assets likely to be realized, it should be recognized that the rates of prepayment and default or other assumptions utilized by the Company represent estimates. Actual experience may vary from these estimates.

  At December 31, 1997 and December 31, 1996, the Company's consolidated balance sheet reflected retained interest in loan and lease securitizations of $43.1 million and $49.5 million, respectively. At December 31, 1997 and December 31, 1996, the Company's consolidated balance sheet reflected capitalized excess servicing fees receivable of $0 and $23.1 million, respectively. Retained interest in loan and lease securitizations and capitalized excess servicing fees receivable are computed using prepayment, default, discount rate and interest rate assumptions that the Company believes market participants would use for similar instruments at the time of sale. There is no liquid market for these assets; therefore, no assurance can be given that all or any portion of these assets could be sold at their stated value on the consolidated balance sheet.

  During the year ended December 31, 1997, the Company completed five loan and lease securitizations totaling $919.1 million. Multi-family and commercial mortgage loans totaled $203.1 million, franchise loans totaled $343.8 million, equipment leases totaled $213.6 million and auto loans totaled $158.6 million.

  The following table sets forth the securitizations effected by the Company since inception:

                                                                    PRINCIPAL
                                                                     AMOUNT
 ISSUE DATE                      ISSUANCE NAME                     SECURITIZED
 ----------                      -------------                    -------------
                                                                  (IN MILLIONS)
 December 1994  Prudential Securities 1994-6...................     $   45.5
 March 1995     Prudential Securities 1995-1...................         95.5
 June 1995      Southern Pacific Secured Assets Corp. ("SPSAC")
                 1995-1........................................         55.3
 August 1995    Second delivery of SPSAC 1995-1................         20.0
 August 1995    Donaldson, Lufkin & Jenrette ("DLJ")
                 1995-4........................................        290.9
 September 1995 SPSAC 1995-2...................................        261.7
 November 1995  DLJ 1995-5.....................................         98.3
 November 1995  Second delivery of SPSAC 1995-2................         28.0
 December 1995  Third delivery of SPSAC 1995-2.................          2.3
 December 1995  Franchise Loan Receivables Trust ("FLRT")
                 1995-B........................................        105.2
 March 1996     SPSAC 1996-1...................................        102.4
 June 1996      SPSAC 1996-2...................................        130.0
 June 1996      FLRT 1996-A....................................        167.4
 July 1996      Second delivery of SPSAC 1996-2................         40.0
 August 1996    SPSAC 1996-3...................................        150.0
 September 1996 Southern Pacific Thrift and Loan 1996 C-1......        277.0
 October 1996   Second delivery of SPSAC 1996-3................         50.0
 December 1996  SPSAC 1996-4...................................        185.0
 December 1996  FLRT 1996-B....................................        157.7
 March 1997     IBCI 1997-1....................................         84.6
 June 1997      Southern Pacific Thrift and Loan 1997 C-1......        203.1
 June 1997      FMAC 1997-A....................................        158.6
 September 1997 FMAC 1997-B....................................        185.2
 December 1997  AMN 1997.......................................        158.6
                                                                    --------
                Total(1).......................................     $3,052.3
                                                                    ========

--------
(1) Excludes IBC's monthly deliveries to CAPMAC and CNAI securitization vehicles totaling $129.0 million and $87.0 million for the years ended December 31, 1997 and 1996, respectively.

 SPB Deposits

  SPB obtains its funds from depositors by issuing FDIC insured passbook accounts and term certificates of deposit. SPB solicits both individual and institutional depositors for new accounts through print advertisements and computerized referral networks. SPB currently maintains two deposit gathering facilities in Southern California. At such facilities, tellers provide banking services to customers such as accepting deposits and permitting withdrawals. However, customers are not offered check writing services or offered demand deposit accounts. Generally, certificates of deposit are offered for terms of one to 12 months. See "--Regulation--Thrift and Loan Operations--Limitations on Types of Deposits" for a description of limitations on types of deposits that SPB, as a thrift and loan, can accept.

  The following table sets forth the distribution of SPB's deposit accounts (prior to intercompany elimination), and the weighted average nominal interest rates on each category of deposits:

                             AT DECEMBER 31, 1997         AT DECEMBER 31, 1996
                         ---------------------------- ----------------------------
                                             WEIGHTED                     WEIGHTED
                                             AVERAGE                      AVERAGE
                                      % OF   INTEREST              % OF   INTEREST
                           AMOUNT   DEPOSITS   RATE     AMOUNT   DEPOSITS   RATE
                         ---------- -------- -------- ---------- -------- --------
                                          (DOLLARS IN THOUSANDS)
Passbook accounts....... $   62,274    5.2%    4.81%  $   47,890    4.5%    4.73%
Time deposits of less
 than $100,000..........    891,102   74.9     6.00      803,556   74.9     5.84
Time deposits of
 $100,000 and over......    236,465   19.9     5.81      220,820   20.6     5.74
                         ----------  -----     ----   ----------  -----     ----
  Total................. $1,189,841  100.0%    5.80%  $1,072,266  100.0%    5.77%
                         ==========  =====     ====   ==========  =====     ====

  The following table sets forth the dollar amount of deposits by time remaining to maturity:

                                           AT DECEMBER 31,     AT DECEMBER 31,
                                                1997                1996
                                         ------------------- -------------------
                                                      % OF                % OF
                                           AMOUNT   DEPOSITS   AMOUNT   DEPOSITS
                                         ---------- -------- ---------- --------
                                                 (DOLLARS IN THOUSANDS)
Three months or less.................... $  449,414   37.8%  $  404,565   37.7%
Over three months through six months....    296,512   24.9      279,397   26.1
Over six months through twelve months...    357,326   30.0      311,862   29.1
Over twelve months......................     86,589    7.3       76,442    7.1
                                         ----------  -----   ----------  -----
  Total................................. $1,189,841  100.0%  $1,072,266  100.0%
                                         ==========  =====   ==========  =====

  Interest expense associated with certificates of deposit of $100,000 and over was approximately $15.6 million, $13.6 million and $15.4 million for the years ended December 31, 1997, 1996 and 1995, respectively.

  Since December 31, 1991, SPB has increased its deposits as necessary so that deposits together with cash, liquid assets, FHLB borrowings and warehouse borrowings, have been sufficient to provide SPB funding for its lending activities. The weighted average interest rate of the deposit accounts was 5.80% at December 31, 1997 as compared to 5.77% at December 31, 1996 and 5.54% at December 31, 1995.

  The Company believes that SPB's local marketing strategies, as well as its utilization of domestic money markets, have been the basis by which SPB has been able to acquire new deposits at levels consistent with management's financial targets. Certain levels of growth of SPB's assets and deposits require notice to the FDIC.

  As an additional source of funds, SPB was approved in 1991 to become a member of the FHLB. Currently, SPB is approved for borrowings from the FHLB pursuant to a secured line of credit that is automatically adjusted subject to applicable FHLB regulations and available pledged collateral. At December 31, 1997, $45.0 million was outstanding bearing an average interest rate of 6.71%.

  As a second additional source of funds, SPB had available a $200 million secured line of credit from Morgan Stanley, that is automatically adjusted subject to applicable available collateral. At December 31, 1997, $35.0 million was outstanding bearing an average interest rate of 6.51%.

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

  Management believes that SPB's most direct competition for deposits comes from savings and loan associations, other thrift and loan companies, commercial banks and credit unions. The Company's cost of funds fluctuates with general market interest rates. During certain interest rate environments, additional significant competition for deposits may be expected from corporate and governmental debt securities as well as money market mutual funds.

REGULATION

  The Company's businesses are subject to extensive regulation in the United States at both the federal and state level. In the Company's home equity loan and financing businesses, regulated matters include loan origination, credit activities, maximum interest rates, finance and other charges, disclosure to customers, the terms of secured transactions, the collection, repossession and claims handling procedures utilized by the Company, multiple qualification and licensing requirements for doing business in various jurisdictions, and other trade practices. As a part of the financing and asset securitization business, the Company is required to register as a broker-dealer with certain Federal and state securities regulatory agencies and is a member of the NASD.

 Truth in Lending

  The Truth in Lending Act ("TILA") and Regulation Z promulgated thereunder contain disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. TILA also guarantees consumers a three day right to cancel certain credit transactions, including loans of the type originated by the Company. The Company believes that it is in compliance with TILA in all material respects. The enforcement provisions applicable to TILA grant broad powers to the appropriate federal regulatory agencies or the Federal Trade Commission to enforce TILA with respect to those entities not otherwise subject to federal regulations, such as the Company. TILA also contains criminal penalties for wilful violations and grants a private right of action with specified statutory damage awards for certain violations. If the Company were found not to be in compliance with TILA with respect to certain loans, aggrieved borrowers could have the right to rescind their mortgage loan transactions and to demand the return of finance charges paid to the Company, and other damages provided under TILA. The Board of Governors of the Federal Reserve System recently amended Regulation Z to add rescission "tolerances" to the rule to limit the rule's rescission remedy to disclosure inaccuracies of the finance charge which amount to over one percent of the face amount of the note. The new rule also implements amendments to TILA which provide for rescission after the initiation of foreclosure proceedings under certain circumstances.

  TILA applies to all individuals and businesses that regularly extend consumer credit which is subject to a finance charge or is payable by a written agreement in more than four installments and is primarily for personal, family or household purposes. As such, TILA is applicable to the Company and its subsidiaries. Generally, TILA requires a creditor to make certain disclosures to the consumer concerning, among other things, finance charges and annual percentage rates. In addition to these general requirements, TILA also requires additional disclosures in connection with certain types of mortgage loans.

  These additional disclosure requirements apply to loans (other than mortgage loans to finance the acquisition or initial construction of a dwelling) with
(i) total points and fees upon origination in excess of eight percent of the loan amount or $400, whichever is greater or (ii) an annual percentage rate of more than ten percentage points higher than comparably maturing United States Treasury securities ("Covered Loans"). Effective January 1, 1998, the $400 figure was adjusted by the Board of Governors of the Federal Reserve System to $435 until December 31, 1998, in accordance with Regulation Z. These TILA provisions prohibit lenders from originating Covered Loans that are underwritten solely on the basis of the borrower's home equity without regard to the borrower's ability to repay the loan.

  The Company believes that only a small portion of loans originated after October 1995 (the effective date of the requirements) are of the type that, unless modified, are prohibited by TILA. It is the Company's policy to apply to all Covered Loans underwriting criteria that take into consideration the borrower's ability to repay.

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

 Other Lending Laws

  The Company and its subsidiaries are also required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), which prohibits creditors from discriminating against applicants on the basis of race, color, religion, sex, age or marital status. The ECOA also prohibits discrimination in the extension of credit based on the fact that all or part of the applicant's income derives from a public assistance program or the fact that the applicant has in good faith exercised any right under the Consumer Credit Protection Act. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for loans increases as a result of information obtained from a consumer credit agency, another statute, the Fair Credit Reporting Act of 1970 ("FERA"), as amended, requires lenders to supply the applicant with the name and address of the reporting agency; the FERA also imposes other reporting and disclosure requirements on creditors. The Company is also subject to the Real Estate Settlement Procedures Act of 1974, as amended, and is required to file an annual report with the Department of Housing and Urban Development pursuant to the Home Mortgage Disclosure Act.

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

THRIFT AND LOAN OPERATIONS

  SPB is subject to regulation, supervision and examination under both Federal and California law. SPB is subject to supervision and regulation by the California Department of Financial Institutions (the "DFI") and by the FDIC. In states other than California where SPB operates loan production offices, SPB may be subject to certain state and local laws, including those governing qualifications to do business. Neither the Company's mortgage banking operations nor SPB's thrift business is regulated or supervised by the Office of Thrift Supervision, which regulates savings and loan institutions. ICII is not directly regulated or supervised by the DFI, the FDIC, the Federal Reserve Board or any other bank regulatory authority, except with respect to the general regulatory and enforcement authority of the DFI and the FDIC over transactions and dealings between ICII or any of its other subsidiaries and SPB, and except with respect to both the specific limitations regarding ownership of the capital stock of a parent company of any thrift and loan association and the specific limitations regarding the payment of dividends from SPB discussed below.

 General

  SPB is governed by the California Industrial Loan Law and the rules and regulations of the DFI that, among other things, regulate in certain limited circumstances the maximum interest rates payable on, and the terms of, certain thrift deposits as well as the collateral requirements, maximum maturities and repayment terms of the various types of loans that are permitted to be made by California chartered industrial loan companies, also known as thrift and loan companies or thrifts. As SPB's primary regulator, the DFI has broad supervisory and enforcement authority with respect to SPB and its subsidiaries. The enforcement authority of the DFI over thrift and loan companies includes the ability to impose penalties for and to seek correction of violations of laws or regulations or unsafe or unsound practices by assessing monetary penalties, issuing cease and desist or removal and prohibition orders against a company, its directors, officers or employees and other persons, initiating injunctive actions or even taking possession of the business and property of a thrift and loan company. In general, such enforcement actions may be initiated for violations of laws, regulations, cease and desist orders or the thrift and loan company's articles of incorporation or for unsafe or unsound conditions or practices. Certain provisions of the California Industrial Loan Law also provide for the institution of civil or criminal actions against thrift and loan companies and their officers, directors, employees and affiliates with respect to violations of the law and related regulations.

  SPB's investment certificates (hereinafter referred to as "deposits") are insured by the Bank Insurance Fund of the FDIC to the full extent permissible by law. As an insurer of deposits, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally regulates the operations of institutions to which it provides deposit insurance. SPB is subject to the rules and regulations of the FDIC to the same extent as other state financial institutions that are insured by that entity. This regulation is intended primarily for the protection of depositors, and to ensure services for the public's convenience and advantage and to ensure the safety and soundness of the regulated institution. Either notice to or approval by the FDIC and the DFI is required before any merger, consolidation or change in control, or the establishment, relocation or closure of a branch office of SPB. However, only the DFI's approval is required to establish a loan production office limited to the solicitation of loans. After January 1, 1998, notice of intent to establish a branch office is required rather than application for approval, subject to order or regulation of the DFI.

  The FDIC, as insurer of SPB's deposits, also has broad enforcement authority over and other insured state-chartered thrift and loan companies, including the power in appropriate circumstances to issue cease-and-desist orders and removal and prohibition orders and to terminate the insurance of their insured accounts. The FDIC is required to notify the DFI of its intent to take certain types of enforcement actions with respect to a California chartered, FDIC-insured thrift and loan company and of the grounds therefor. If satisfactory corrective action is not effectuated within an appropriate time, the FDIC may proceed with its enforcement action. The FDIC may also terminate the deposit insurance of any insured depository institution if it determines that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by in writing by the FDIC. The DFI also has the authority, independent of the FDIC, to issue cease and desist orders, impose operating restrictions, and take other actions to assure the safety and soundness of the institution.

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

  The FDIC and DFI completed a joint examination of SPB for the period ended April 14, 1997. As a result of the examination, the FDIC terminated a memorandum of understanding, dated September 16, 1996 ("MOU"), acknowledging that SPB had sufficiently satisfied most of the provisions of the MOU.

  As part of the agreement for terminating the MOU, SPB's board of directors adopted a resolution to address the issues remaining in the MOU, which include
(i) corrective actions to remedy the violations of law and regulations in the FDIC's and DFI's most recent reports of examination and as were reflected in the MOU, (ii) review by management of all existing written policies and procedures, and enhancement and augmentation of them, so as to assure continued compliance with all applicable federal and state laws and regulations, (iii) development of additional staff training to assure continued compliance with federal and state laws and regulations by all appropriate personnel, and (iv) senior management periodic updates to the board of directors on all progress made with respect to these matters.

  The FDIC examination report also noted certain violations of applicable law and regulations for which SPB is required to take remedial action. The FDIC has the authority to take a variety of informal and formal remedial and other enforcement actions with regard to violations of law, and unsafe and unsound banking practices, including, among other things, the institution of proceedings or actions imposing or seeking memoranda of understanding, cease and desist orders, injunctions, criminal or civil penalties, removal from office or the revocation of SPB's charter. Although the Company does not believe that an enforcement action is warranted under the circumstances, any such enforcement could have a material adverse effect on the Company.

 Limitations on Investments

  Subject to restrictions imposed by California law, SPB is permitted to make secured and unsecured consumer and non-consumer loans. The maximum term for repayment of loans made by thrift and loan companies may be as long as 40 years and 30 days depending upon collateral and priority of the lender's lien on the collateral, except that loans with repayment terms in excess of 30 years and 30 days may not in the aggregate exceed five percent of total outstanding loans and obligations of the thrift. Although secured loans may generally be repayable in unequal periodic payments during their respective terms, consumer loans secured by real property with terms in excess of three years must be repayable in substantially equal periodic payments unless such loans were made or purchased by the thrift and loan under the Garn-St. Germain Depository Institutions Act of 1982 (which applies primarily to one to four unit residential loans).

  California law limits lending activities outside of California by thrift and loan companies to no more than 20% of total assets or 40% with the approval of the DFI. California law contains requirements for the diversification of the loan portfolios of thrift and loan companies. A thrift and loan with outstanding deposits may not, among other things: (i) place more than 25% of its loans or other obligations in loans or obligations that are secured only partially, but not primarily, by real property (which restriction is repealed effective January 1, 1998); (ii) make any loan secured primarily by improved real property that exceeds 20% of its paid-up and unimpaired capital stock and surplus not available for dividends; (iii) make any loan secured primarily by unimproved real property in an amount in excess of 10% of its paid up and unimpaired capital stock and surplus not available for dividends; (iv) lend an amount in excess of five percent of its paid-up and unimpaired capital stock and surplus not available for dividends upon the security of the stock of any one corporation; (v) make loans to, or hold the obligations of, any one person as primary obligor in an aggregate principal amount exceeding 20% of its paid-up and unimpaired capital stock and surplus not available for dividends; (vi) have more than 70% of its total assets in loans that have remaining terms to maturity in excess of seven years (as defined) and are secured solely or primarily by real property; and (vii) have more than 40% of its loans to borrowers who do not reside in or have a place of business in the state of California; provided, however, that certain loans that are sold within 90 days are excluded from the portfolio limitations described in (vi) and (vii). SPB had paid-up and unimpaired capital stock and surplus not available for dividends of $125.0 million and $80.5 million at December 31, 1997 and 1996, respectively.

  At December 31, 1997 and 1996, SPB was in compliance with its California investment law restrictions. SPB originates and holds a portion of the Company's loans held for sale, of which a majority have a maturity of greater than seven years. SPB believes that it will be able to continue to meet its requirements by managing the types of loans originated and where the loans are domiciled.

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

  Effective January 1, 1997, as a result of changes in the California Industrial Loan Law passed in 1996, SPB may invest in the capital stock, obligations, or other securities of one or more corporations, subject to rules or orders prescribed by the DFI, if such investment would be lawful for commercial banks. California chartered commercial banks may invest in equity securities of one or more subsidiary corporations upon receiving authorization from the DFI.

  Under federal law, SPB is considered an insured state bank, and as such, it may make any equity investment, including an investment in the equity securities of an operating subsidiary, that is permissible for a national bank.

  Operating subsidiaries include corporations, limited liability companies or similar entities. In turn, operating subsidiaries of national banks may engage in activities that are part of, or incidental to the business of banking, as determined by the Office of the Comptroller of the Currency (the "OCC").

 Transactions With Affiliates

  Under California law, a thrift and loan generally may not make any loan to, or hold an obligation of, any of its directors or officers or any director or officer of its holding company or affiliates, except in specified cases and subject to regulation by the DFI. In addition, a thrift and loan may not make any loan to, or hold an obligation of, any of its shareholders or any shareholder of its holding company or affiliates, except that this prohibition does not apply to persons who own less than 10% of the stock of a holding company or an affiliate that is listed on a national securities exchange. As a result of these requirements, SPB may not make loans to ICII or other affiliates or purchase a contract, loan or chose in action of ICII or other affiliates other than subsidiaries of SPB. Exemptions from these restrictions are available for: (i) purchase of loans from affiliates which are licensed mortgage brokers (such as ICII) or other certain types of licensed lenders, subject to prior approval of the DFI; (ii) purchase of loans pursuant to a sale and repurchase agreement. However, these purchases would be subject to strict limitations under federal law.

  Federal law also limits transactions between SPB and its affiliates. Generally, such transactions must be on terms and under conditions, including credit standards, that are substantially the same, or at least as favorable to SPB, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. In addition, SPB is prohibited from engaging in "covered transactions" with an affiliate if the aggregate amount of such transactions with any one affiliate would exceed 10% of SPB's capital stock and surplus, or in the case of all affiliates, if the aggregate amount of such transactions exceeds 20% of SPB's capital stock and surplus. "Covered transactions" include loans or extensions of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate (subject to certain exemptions), the acceptance of securities issued by an affiliate as collateral security for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. For certain "covered transactions," collateral requirements in specified amounts will be applicable. SPB also is prohibited from purchasing low-quality assets from its affiliates, except under limited circumstances. SPB engages in many transactions which involve its affiliates, including ICII and its other subsidiaries. As such, many of the transactions between the Company and SPB are subject to federal and state affiliate transaction regulations. Further, under federal law, a transaction by SPB with any person shall be deemed to be a transaction with an affiliate to the extent that the proceeds of the transaction are used for the benefit of, or transferred to that affiliate.

  The term "affiliate" excludes any company other than a bank, that is a subsidiary of SPB, unless the FDIC has determined by regulation or order not to exclude such subsidiary. Absent such determination, transactions conducted between SPB and its non-bank subsidiaries would not be subject to the amount limitations and collateral requirements under federal law. This exemption, however, is unavailable for transactions between a bank and a subsidiary that engages in activities not permissible for the parent depository institution.

  Under the California Industrial Loan Law, unless the DFI has issued a permit authorizing such sale, it is unlawful for SPB to offer or sell any security in an issuer transaction which offer or sale is subject to applicable provisions of the California Corporate Securities Act of 1968, as amended. Effective July 1, 1997, any offer to an affiliate or institutional or registered investor under the California Corporate Securities Act of 1968, as amended, is exempt from the permit requirement, subject to certain conditions. (See "--Recent Legislation")

  The DFI, however, has authority to exempt any such transaction which the DFI determines is not comprehended within the purposes of the qualification requirements and which the DFI finds not necessary or appropriate in the public interest or for the protection of investors. The DFI also has authority to impose conditions in any permit, including legends restricting transferability, impounding proceeds, or other conditions deemed reasonable and necessary in the public interest.

 Capital; Limitations on Borrowings

  Under California law, a thrift and loan is subject to certain leverage limitations that are not generally applicable to commercial banks or savings and loan associations. In particular, a thrift and loan institution that has been in operation in excess of 60 months may have outstanding at any time deposits not to exceed 20 times paid-up and unimpaired capital and surplus as restricted in its by-laws as not available for dividends, with the exact limitation subject to order by the DFI. The DFI has issued an order to SPB authorizing the maximum 20 times leverage standard.

  Thrift and loan companies are not permitted to borrow, except by the issuance of investment certificates, in an amount exceeding 300% of outstanding capital stock, surplus and undivided profits, without the DFI's prior consent. All sums borrowed in excess of 150% of outstanding capital stock, surplus and undivided profits must be unsecured borrowings or, if secured, approved in advance by the DFI, and be included as certificates of deposit for purposes of computing the above ratios; however, collateralized FHLB advances are excluded for this test of secured borrowings and are not specifically limited by California law.

  In 1989, the FDIC and the other federal regulatory agencies adopted final risk-based capital adequacy standards applicable to financial institutions like SPB whose deposits are insured by the FDIC. These guidelines provide a measure of capital adequacy and are intended to reflect the degree of risk associated with both on and off balance sheet items, including residential loans sold with recourse, legally binding loan commitments and standby letters of credit. Under these regulations, financial institutions such as SPB are required to maintain capital to support activities that in the past did not require capital. Because ICII, unlike SPB, is not directly regulated by any bank regulatory agency, it is not subject to any minimum capital requirements. See "--Holding Company Regulations."

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

  The aggregate amount of term subordinated debt and intermediate term preferred stock that may be treated as Tier 2 capital is limited to 50% of Tier 1 capital. Certain other limitations and restrictions apply as well. At December 31, 1997, the Tier 2 capital of SPB consisted of its allowance for loan losses and $35.0 million in term subordinated indebtedness.

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

  The FDIC rules provide that a minimum leverage ratio of 3% is required for institutions that have been determined to be in the highest category used by regulators to rate financial institutions. All other organizations are required to maintain leverage ratios of at least 100 to 200 basis points above the 3% minimum. At December 31, 1997, SPB was in compliance with all of its capital requirements.

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

  An institution is considered "undercapitalized" if its risk-based capital ratio is less than 8%; its Tier 1 risk-based capital ratio is less than 4%, or its leverage ratio is 4% or less (less than 3% for the highest rated institutions). An institution is "significantly undercapitalized" if its risk-based capital ratio is less than 6%; its Tier 1 risk-based capital ratio is less than 3%; or its leverage ratio is less than 3%. A bank is deemed to be "critically undercapitalized" if its ratio of tangible equity (Tier 1 capital) to total assets is equal to or less than 2%. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it engages in unsafe or unsound banking practices. Under this standard, SPB is currently "well capitalized"; this classification, however, is a regulatory capital classification used for internal regulatory purposes, and is not necessarily indicative of SPB's financial condition and operations.

  Undercapitalized institutions are required to submit a capital restoration plan for improving capital. In order to be accepted, such plan must include a financial guaranty from the institution's holding company that the institution will return to capital compliance. If such a guarantee were deemed to be a commitment to maintain capital under the Federal Bankruptcy Code, a claim for a subsequent breach of the obligations under such guarantee in a bankruptcy proceeding involving the holding company would be entitled to a priority over third party general unsecured creditors of the holding company. Undercapitalized institutions: are prohibited from making capital distributions or paying management fees to controlling persons; may be subject to growth limitations; are restricted from ongoing acquisitions, branching and entering into new lines of business, and transactions with affiliates; and are limited to the appointment of additional directors or senior executive officers. Finally, the institution's regulatory agency has discretion to impose certain of the restrictions generally applicable to significantly undercapitalized institutions.

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

  A critically undercapitalized institution is generally prohibited from making payments on subordinated debt and may not, without the approval of its principal bank supervisory agency, enter into a material transaction other than in the ordinary course of business; engage in any covered transaction; or pay excessive compensation or bonuses. Critically undercapitalized institutions are subject to appointment of a receiver or conservator. Effectively, the FDIC would have general enforcement powers over SPB and the Company in the event that SPB is deemed undercapitalized.

  SPB's Capital Ratios. The following tables indicate SPB's capital ratios under (i) the California leverage limitation, (ii) the FDIC risk-based capital requirements, using rules effective December 31, 1997, and (iii) a 3% FDIC minimum leverage ratio at each of December 31, 1997.

                                                                       WELL
                                                     MINIMUM       CAPITALIZED
                                      ACTUAL       REQUIREMENT     REQUIREMENT
                                  --------------  --------------  --------------
                                   AMOUNT  RATIO   AMOUNT  RATIO   AMOUNT  RATIO
                                  -------- -----  -------- -----  -------- -----
                                      (IN THOUSANDS EXCEPT FOR RATIO DATA)
California Leverage Limitation... $157,082 13.20% $ 59,476 5.00%  $    --    -- %
Risk-based Capital...............  190,673 12.25%  124,583 8.00%   155,729 10.00%
Risk-based Tier 1 Capital........  136,206  8.75%   62,292 4.00%    93,437  6.00%
FDIC Leverage Ratio..............  136,206  8.30%   65,644 4.00%    82,055  5.00%

 Limitations on Types of Deposits

  Because of limitations contained in the Industrial Loan Law, and to maintain the exemption from the BHCA (see "Holding Company Regulations," below), SPB currently offers investment certificates in the form of passbook accounts and certificates of deposit. SPB does not offer demand deposit accounts.

 Insurance Premiums

  The FDIC administers two separate deposit insurance funds, the Bank Insurance Fund ("BIF"), which insures the deposits of institutions which were insured by the FDIC prior to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), and the Savings Association Insurance Fund ("SAIF"), which insures the deposits of institutions which were insured by the Federal Savings and Loan Insurance Corporation prior to the enactment of FIRREA. SPB's insurance premium for the year ended December 31, 1997 was approximately $250,000.

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

 Recent Legislation

  A new California state regulatory agency was created in 1996 to be known as the Department of Financial Institutions ("DFI"). The DFI became effective July 1, 1997. All California state chartered depository institutions will be licensed and regulated after July 1, 1997 by the DFI, which includes banks, savings associations, credit unions, and industrial loan companies. SPB, an industrial loan company, is subject to the jurisdiction of the DFI as its state regulator. Certain administrative and most examination staff personnel have transferred to the DFI from the California State Banking Department. Former California Department of Banking senior staff personnel, including persons in the office of general counsel and senior examination staff of the DFI, who are unfamiliar with the Industrial Loan Law will be interpreting the Industrial Loan Law. It is uncertain whether this will have any material effect on SPB.

  The 1996 California legislation that created the DFI also authorized the use of the word "bank" by thrift and loan companies, such as SPB, in their names. Effective October 8, 1997, Southern Pacific Thrift and Loan changed its name to "Southern Pacific Bank." That legislation also granted the DFI jurisdiction over the issuance of securities by a thrift and loan company requiring application and permit unless otherwise exempt.

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

  In addition, on December 6, 1996, the FDIC determined to continue the current downward adjustment to the assessment rate schedule applicable to deposits of BIF institutions for the semi-annual assessment period beginning January 1, 1997. For such period, and for succeeding semi-annual periods, the BIF assessment rates will range from 0 to 27 basis points. In addition, in accordance with the Funds Act, the FDIC eliminated the minimum assessment amount for BIF-insured institutions. SPB's combined FDIC and FICO assessment rate for 1998 was approximately 4.3 cents per $100 of deposits.

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

 Holding Company Regulations

  The Competitive Equality Banking Act of 1987 ("CEBA") subjected certain previously unregulated companies to regulation as bank holding companies by expanding the definition of the term "bank" in the BHCA. SPB remained exempt from the definition of "bank" under the BHCA, and therefore ICII was exempt from regulation as a bank holding company. SPB may cease to fall within those exceptions if it engages in certain operational practices, including accepting demand deposit accounts. SPB currently has no plans to engage in any operational practice that would cause it to fall outside of one or more of the exceptions to the term "bank" as defined by CEBA. Pursuant to CEBA, ICII and its affiliates are treated as if ICII were a bank holding company for the limited purposes of applying certain restrictions on loans to insiders, transactions with affiliates and anti-tying provisions.

 Limitations on Dividends

  Under the California Industrial Loan Law, a thrift and loan may declare dividends on its capital stock only if it has at least $750,000 of unimpaired capital stock plus additional capital stock of $50,000 for each branch office. In addition, no distribution of dividends is permitted unless: (i) such distribution would not exceed a thrift and loan's retained earnings; (ii) any payment would not result in a violation of the approved minimum capital to thrift and loan certificate of deposit ratio; and/or (iii) after giving effect to the distribution, either (y) the sum of a thrift and loan's assets (net of goodwill, capitalized research and development expenses and deferred charges) would be not less than 125% of its liabilities (net of deferred taxes, deferred income and other deferred credits), and (z) current assets would be not less than current liabilities (except that if a thrift and loan's average earnings before taxes for the last two fiscal years had been less than average interest expense, current assets must be not less than 125% of current liabilities).

  Under California law, in order for capital (including surplus) of an institution to be included in calculating the leverage limitation described above, thrift institutions must amend their by-laws to restrict such capital from the payment of dividends.

  The amount of restricted capital maintained by a thrift also provides the basis for establishing the maximum amount that a thrift may lend to one borrower. As of December 31, 1997 and 1996, $125.0 million and $80.5 million, respectively, of SPB's capital was so restricted.

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

  Pursuant to FDICIA, SPB is prohibited from paying dividends if the payment of such dividends would cause the institution to become "undercapitalized." These limitations on the payment of dividends may restrict the Company's ability to utilize cash from SPB which may have been otherwise available to the Company for working capital.

 Limitations on Acquisitions of Voting Stock of the Company

  Any person who wishes to acquire 10% or more of the capital stock or capital of a California thrift and loan company or 10% or more of the voting capital stock or other securities giving control over management of its parent company must obtain the prior written approval of the DFI. Similarly, the federal Change in Bank Control Act of 1978 requires any person or company that obtains "control" of an insured depository institution to notify the appropriate Federal banking agency, which would be the FDIC in the case of SPB, 60 days prior to the proposed acquisition. If the FDIC has not issued a notice disapproving the proposed acquisition within that time period (including a possible 120 day extension), the person may retain its interest in such institution. For purposes of the statute, "control" is defined as the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of an insured depository institution. However, there is a rebuttable presumption that any person acquiring 10% or more of any class of voting securities of said institution is presumed to have "control." In such cases, such person must file an application for approval with the FDIC or rebut the presumption.

 Restrictions on Investments by Imperial Bank

  At December 31, 1997, Imperial Bank owned 8,938,553 shares of Common Stock, or 23.0% of the Company. Imperial Bancorp ("Bancorp") is the owner of all of the outstanding capital stock of Imperial Bank.

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

  One director of the Company also serves on the board of directors of Bancorp. See item 10, "Directors and executive officers of the registrant."

 Imperial Financial Group

  In February 1997, the board of directors of Bancorp approved a plan to spin off a portion of its specialty lending and finance businesses, including Imperial Bank's common stock interest in ICII, to Imperial Financial Group, Inc. ("IFG"), a recently created subsidiary of Imperial Bank formed to hold various business assets of Bancorp and its subsidiaries.

  Three directors of the Company also serve on the board of directors of IFG.

 EMPLOYEES

  As of December 31, 1997, the Company had 784 employees, (55 at ICII, 317 at SPB, 88 at IBC, 224 at AMN, 9 at ICCAMC, 80 at ICG, 10 at ICW and one at
ICAI). Management believes that its relations with these employees are satisfactory. Neither ICII nor any of its subsidiaries is a party to any collective bargaining agreement.

ITEM 2. PROPERTIES

  The Company's executive offices occupy approximately 22,000 square feet of space in Torrance, California at a current monthly rental of approximately $31,400.

  The Company's former administrative facilities occupy approximately 37,638 square feet of space in Santa Ana Heights, California. The Company leases these facilities pursuant to a ten-year lease, commencing September 1, 1992 and subleases a portion of these premises to IMH resulting in a current net monthly rental of approximately $39,200. See "Item 13--Certain Relationships and Certain Transactions--Relationships with IMH."

  The Company currently leases offices in San Diego, Walnut Creek, Newport Beach, Woodland Hills, Sacramento, San Jose and Irvine, California, as well as in Parsippany, New Jersey; Greenville, Delaware; Bellevue, Washington; Denver, Colorado; Boca Raton, Florida; Allentown, Pennsylvania; and Lake Oswego and Grants Pass, Oregon. SPB operates in California through branches and loan production offices and in other states through loan production offices and representatives.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a defendant in Fortune Mortgage Corporation et al. vs. ICII et al., originally filed in Orange County Superior Court on March 5, 1997 and recently ordered removed to arbitration under the auspices of the American Arbitration Association. The complaint alleges breach of contract, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, fraud, conspiracy to commit fraud, aiding and abetting fraud, contractual indemnity and reimbursement, money had and received, and unjust enrichment arising from the Company's sale of a group of loan production offices to plaintiffs.

  The plaintiffs seek rescission, restitution and general, special and/or consequential damages, and also exemplary and punitive damages as relate to the claims regarding fraud. The plaintiffs are seeking approximately $3.5 million in general damages and approximately $10.0 million in punitive damages.

  In Steadfast Insurance Co., Inc. vs. AMN and ICII, filed on August 12, 1997 in the U.S. District Court, Northern District of Illinois, the plaintiff seeks a declaratory judgment, compensatory damages in the amount of $9 million and punitive damages arising from an alleged breach of contract and allegedly fraudulent conduct by AMN. The claim relates to an insurance policy issued to AMN in 1993 covering certain losses resulting from auto loan defaults.

  The Company and a Director are defendants in Judy L. Resnick v. Imperial Credit Industries, Inc., et al originally filed on January 14, 1998, in Los Angeles Superior Court, which was recently ordered removed to arbitration. The complaint alleges conspiracies by the defendants to defraud, interfere with advantageous business relationships, defame, and breach of fiduciary duty as well as actual fraud, defamation, and breach of the implied covenant of good faith and fair dealing arising out of ICG's acquisition of substantially all of the assets of Dabney/Resnick/Imperial. The plaintiff is seeking actual, consequential, incidental, general and punitive damages in a sum of not less than $25 million.

  The Company is involved in additional litigation arising in the normal course of business.

  All of the above referenced actions are being actively defended.

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

                                                                    HIGH   LOW
                                                                   ------ ------
      1997
        First Quarter............................................. $27.38 $20.13
        Second Quarter............................................ $21.00 $13.44
        Third Quarter............................................. $26.88 $18.06
        Fourth Quarter............................................ $28.50 $17.63
      1996
        First Quarter............................................. $13.09 $ 8.52
        Second Quarter............................................ $16.69 $11.69
        Third Quarter............................................. $18.44 $13.06
        Fourth Quarter............................................ $21.25 $15.38

  At March 31, 1998, the closing sales price of the Common Stock as reported by the Nasdaq National Market was $23.69. At March 31, 1998, there were approximately 1,000 shareholders of record.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following schedules set forth selected consolidated financial data as of or for each of the years in the five-year period ended December 31, 1997. Such selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                             YEARS ENDED DECEMBER 31,
                                    --------------------------------------------
                                      1997      1996     1995     1994    1993
                                    --------  -------- --------  ------- -------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Revenues:
 Gain on sale of loans and
  leases..........................  $ 67,723  $ 88,156 $ 39,557  $ 8,628 $18,149
                                    --------  -------- --------  ------- -------
 Interest on loans and leases.....   201,728   188,242  120,244   79,173  51,612
 Interest on investments..........    23,531    10,807    6,630    3,610   1,972
 Interest on other finance
  activities......................     2,678     8,422    2,608       --      --
                                    --------  -------- --------  ------- -------
   Total interest income..........   227,937   207,471  129,482   82,783  53,584
 Interest expense.................   126,594   135,036   95,728   61,674  29,811
                                    --------  -------- --------  ------- -------
   Net interest income............   101,343    72,435   33,754   21,109  23,773
 Provision for loan and lease
  losses..........................    38,951     9,773    5,450    5,150   2,350
                                    --------  -------- --------  ------- -------
   Net interest income after
    provision for loan and lease
    losses........................    62,392    62,662   28,304   15,959  21,423
 Loan servicing income............    10,743     1,680   12,718   16,332   6,785
 Equity in net income of SPFC.....    25,869       --       --       --      --
 Equity in net loss of FMC........    (3,050)      --       --       --      --
 Gain on sale of servicing
  rights..........................       --      7,591    3,578   30,837  23,655
 Gains on sale of SPFC stock......     9,488    82,690      --       --      --
 Gains on sale of FMC stock.......    92,137       --       --       --      --
 Gain on termination of REIT
  advisory agreement..............    19,046       --       --       --      --
 Investment banking fees..........     7,702       --       --       --      --
 Gain on sale of IMH stock........    11,496       --       --       --      --
 Other income.....................     6,014    14,154    1,152    1,048   1,414
                                    --------  -------- --------  ------- -------
   Total other income.............   179,445   106,115   17,448   48,217  31,854
                                    --------  -------- --------  ------- -------
   Total revenues.................   309,560   256,933   85,309   72,804  71,426
Expenses:
 Personnel expense................    60,830    48,355   34,053   33,477  24,520
 Other expenses...................    89,554    50,694   27,127   28,037  15,433
                                    --------  -------- --------  ------- -------
   Total expenses.................   150,384    99,049   61,180   61,514  39,953
                                    --------  -------- --------  ------- -------
   Income before income taxes,
    minority interest and
    extraordinary item............   159,176   157,884   24,129   11,290  31,473
Income taxes......................    58,747    69,874   10,144    4,685  13,055
Minority interest in income (loss)
 of consolidated subsidiaries.....    10,513    12,026     (208)     --      --
                                    --------  -------- --------  ------- -------
 Income before extraordinary
  item............................    89,916    75,984   14,193    6,605  18,418
Extraordinary item-Loss on early
 extinguishment of debt, net of
 income taxes.....................    (3,995)      --       --       --      --
Extraordinary item-Repurchase of
 Senior Notes, net of income
 taxes............................       --        --       --       919     --
                                    --------  -------- --------  ------- -------
 Net income.......................  $ 85,921  $ 75,984 $ 14,193  $ 7,524 $18,418
                                    ========  ======== ========  ======= =======
BASIC INCOME PER SHARE(1):
 Income before extraordinary
  item............................  $   2.33  $   2.11 $   0.45  $  0.21 $  0.58
 Extraordinary item-Loss on early
  extinguishment of debt, net of
  income taxes....................     (0.10)      --       --       --      --
 Extraordinary item-Repurchase of
  Senior Notes, net of income
  taxes...........................       --        --       --      0.03     --
                                    --------  -------- --------  ------- -------
   Net income per common share....  $   2.23  $   2.11 $   0.45  $  0.24 $  0.58
                                    ========  ======== ========  ======= =======
DILUTED INCOME PER SHARE(1):
 Income before extraordinary
  item............................  $   2.20  $   1.95 $   0.40  $  0.19 $  0.54
 Extraordinary item-Loss on early
  extinguishment of debt, net of
  income taxes....................     (0.10)      --       --       --      --
 Extraordinary item-Repurchase of
  Senior Notes, net of income
  taxes...........................       --        --       --      0.03     --
                                    --------  -------- --------  ------- -------
   Net income per common share....  $   2.10  $   1.95 $   0.40  $  0.22 $  0.54
                                    ========  ======== ========  ======= =======
 Weighted average diluted shares
  outstanding.....................    40,855    38,975   35,122   33,582  33,880

                                 AT OR FOR THE YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------------
                            1997       1996        1995        1994          1993
                          ---------  ---------  -----------  ---------    ----------
                                         (DOLLARS IN THOUSANDS)
CASH FLOW DATA:
 Net cash provided by
  (used in) operating
  activities............   $ 57,727  $ (31,262) $(1,173,703) $ 961,579    $ (903,050)
 Net cash (used in)
  provided by investing
  activities............   (355,124)   244,177      140,961   (796,638)     (145,701)
 Net cash provided by
  (used in) financing
  activities............    273,747   (177,834)   1,047,004   (177,314)    1,066,584
                          ---------  ---------  -----------  ---------    ----------
   Net (decrease)
    increase in cash....  $ (23,650) $  35,081  $    14,262  $ (12,373)   $   17,833
                          =========  =========  ===========  =========    ==========
OPERATING AND FINANCIAL
 DATA(2):
                                         (DOLLARS IN MILLIONS)
 Loans originated:
   ICII.................  $     --   $     310  $     1,816  $   4,260    $    6,019
   ICW..................          1        --           --         --            --
   SPB..................        398        531          724         NA(3)         NA(3)
   SPFC.................        --         790          288        190           --
   FMAC.................        511        450          164        --            --
   AMN..................        171        --           --         --            --
   IBC..................        151         87           36        --            --
                          ---------  ---------  -----------  ---------    ----------
     Total..............  $   1,232  $   2,168  $     3,028  $   4,450    $    6,019
                          =========  =========  ===========  =========    ==========
 Loans securitized:
   ICII.................  $     --   $     --   $       177  $     --     $      --
   SPB..................        203        277          511         46           --
   SPFC.................        --         657          165        --            --
   FMAC.................        343        325          105        --            --
   AMN..................        159        --           --         --            --
   IBC..................        214         87           85        --            --
                          ---------  ---------  -----------  ---------    ----------
     Total..............  $     919  $   1,346  $     1,043  $      46    $      --
                          =========  =========  ===========  =========    ==========
 Outstanding balance of
  loans and leases
  securitized
  (at end of
  period)(4)............  $   1,277  $   2,118  $     1,047  $      45    $      --
SELECTED RATIOS:
 Ratio of indebtedness
  to total
  capitalization
  (at end of
  period)(5)............       47.2%      40.5%        46.1%      51.4%          -- %
 Average equity to
  average assets........      11.30       7.27         4.72       4.86          6.71
 Return on average
  common equity.........      34.95      45.55        17.59      10.57         31.76
 Return on average
  assets................       3.95       3.31         0.82       0.51          2.13
SPB REGULATORY CAPITAL
 RATIOS (AT END OF
 PERIOD):
 California leverage
  limitation(6).........      13.20%     13.50%       11.58%     11.50%         7.29%
 Risk-based--Tier 1.....       8.75       9.71        11.72      14.21         10.27
 Risk-based--Total......      12.25      10.87        13.18      15.13         10.73
 FDIC Leverage Ratio....       8.30       9.35         8.04       8.08          9.47
ASSET QUALITY RATIOS (AT
 END OF PERIOD):
 Non-performing assets
  as a percentage of
  total assets..........       4.31%      2.64%        1.55%      1.16%         0.64%
 Allowance for loan and
  lease losses as a
  percentage of non-
  performing loans......      53.87      38.94        44.30      53.83         65.91
 Net charge-offs as a
  percentage of average
  total loans
  held for
  investment(7).........       2.72       0.94         0.36       0.23          0.89

                                             AT DECEMBER 31,
                          ------------------------------------------------------
                             1997       1996       1995       1994       1993
                          ---------- ---------- ---------- ---------- ----------
                                              (IN THOUSANDS)
BALANCE SHEET DATA:
 Cash...................  $   50,597 $   74,247 $   39,166 $   24,904 $   37,277
 Interest bearing
  deposits..............     103,738      3,369    267,776     10,600     90,000
 Investment securities..     228,631     84,296      5,963     18,817     18,000
 Loans held for sale....     162,571    940,096  1,341,810    263,807  1,238,006
 Loans held for
  investment, net.......   1,266,718  1,068,599    668,771  1,029,556    154,595
 Securitization related
  assets................      43,105    159,707     58,272      4,558        529
 Total assets...........   2,102,094  2,470,639  2,510,635  1,420,409  1,572,663
 Deposits...............   1,156,022  1,069,184  1,092,989    934,621  1,001,468
 Borrowings from FHLB...      45,000    140,500    190,000    295,000    320,000
 Remarketed par
  securities............      70,000        --         --         --         --
 Other borrowings.......     144,841    694,352    992,810        --     147,611
 Senior and convertible
  subordinated notes....     219,813    163,209     80,472     80,344        --
 Total liabilities......   1,778,161  2,231,131  2,416,533  1,344,536  1,504,411
 Shareholders' equity...  $  323,933 $  239,508 $   94,102 $   75,873 $   68,253

--------
(1) Income per share and weighted average shares outstanding reflect 1-for-10, 1-for-10 and 1-for-19 stock dividends paid in 1996, 1993 and 1992, respectively, a 3-for-2 stock split effected in 1995 and a 2-for-1 stock split effected in 1996. All per share amounts reflect the adoption of SFAS No. 128.

(2) Does not include loans originated or securitized by ICIFC. Excludes SPFC and FMAC loan origination and securitization activity for periods subsequent to their respective deconsolidations.

(3) Information not available.

(4) Represents the outstanding balance of loans and leases securitized, excluding loans held for sale and investment.

(5) Ratio of (i) non-funding indebtedness to (ii) non-funding indebtedness plus total shareholders' equity.

(6) Ratio of (i) SPB's total shareholders' equity to (ii) total deposits.

(7) Excluding charge-offs at AMN, the ratio of charge-offs to average loans held for investment in 1997 was 1.16%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

 Organization

  Imperial Credit Industries, Inc. ("ICII"), incorporated in 1986 in the State of California, is 23.0% owned by Imperial Bank as of December 31, 1997. In 1991, Imperial Bank recapitalized the Company to conduct a full service mortgage banking operation.

  The consolidated financial statements include ICII, its significant wholly-owned operating subsidiaries, significant majority-owned operating subsidiaries and equity investments in two publicly traded companies (collectively the "Company"). The significant wholly-owned subsidiaries include: Southern Pacific Bank ("SPB"), Imperial Business Credit Inc. ("IBC"), Imperial Credit Advisors, Inc. ("ICAI"), Auto Marketing Network ("AMN"), Imperial Credit Commercial Asset Management Corporation ("ICCAMC") and Imperial Credit Worldwide ("ICW"). The majority-owned significant operating consolidated subsidiary is Imperial Capital Group ("ICG"), which is 60% owned by the Company and 40% owned by ICG's management. The significant equity investments in publicly traded companies are Southern Pacific Funding Corporation ("SPFC") NYSE Symbol: SFC and Franchise Mortgage Acceptance Company ("FMC") NASDAQ Symbol: FMAX. Both SPFC and FMC were former consolidated subsidiaries of the Company. All material intercompany balances and transactions with consolidated subsidiaries have been eliminated.

 Strategic Focus and Acquisitions

  Historically, the Company's primary business was the origination and sale of conforming residential mortgage loans. This business experienced substantial growth due to high levels of mortgage loan refinancing activity in 1992 and 1993, as interest rates dropped to historically low levels. However, as interest rates increased and refinancing activity declined in 1994, conforming residential mortgage loan originations on an industry-wide basis decreased dramatically and pricing became increasingly competitive. The Company recognized that the sub-prime residential mortgage loan market provided greater opportunities for mortgage loan origination growth. As a result, during 1995 and 1996, the Company directed additional capital and resources to its sub-prime residential mortgage lending subsidiary, SPFC, and divested substantially all of its conforming mortgage lending and servicing businesses. At the same time, the Company entered or expanded its presence in higher margin commercial and consumer lending markets. 1995 marked the first year for the Company that included operations from both its historical operations and newly acquired or recently started business lines.

  The Company now operates as a commercial and consumer finance company providing loan and lease products in the following sectors: business finance lending, commercial mortgage lending, consumer lending. The Company also is a provider of other financial services and investment products.

  In 1995, the Company began to reposition, transform and diversify its core business activities from the traditional mortgage banking operations of originating and selling conforming residential mortgage loans to offering higher margin loan, lease, investment and financial services products. The Company's core business has remained consistent in that it originates loans and leases funded primarily by warehouse lines of credit, repurchase facilities, securitizations and whole loan sales in the secondary market. The Company accomplished its diversification through a business strategy that emphasizes:

   . Investing in and managing businesses in niche segments of the financial services industry. The Company intends to retain a significant equity investment in the companies to provide a source of future earnings and cash flow for the Company.

   . Conservative, disciplined underwriting and credit risk management.

   . Loan and lease originations, where possible, on a wholesale basis.

   . Securitization or sale in the secondary market of substantially all of the Company's loans and leases, other than those held by SPB for investment.

  . Maintaining business and financial flexibility to take advantage of changing market conditions with respect to specific financial services businesses.

  The Company diversified its loan and lease products by focusing on the creation and acquisition of additional finance businesses in order to reduce its dependency on residential mortgage lending. When acquiring new businesses or targeting expansion opportunities, the Company seeks to retain existing management and recruit additional experienced management to increase growth and profitability and to reduce the risks associated with operating the newly acquired entity. The Company, through its repositioning and diversification process from the traditional mortgage banking operations of originating and selling conforming residential loans to a more diversified financial services company has accomplished that goal by its acquisitions of businesses in niche segments of the financial services industry.

  For the years ended December 31, 1997, 1996 and 1995, the Company originated or acquired $1.2 billion, $2.2 billion and $3.0 billion of loans and leases, respectively. In addition, during the years ended December 31, 1997, 1996 and 1995, the Company completed securitization transactions totaling $919.1 million, $1.3 billion and $1.0 billion, respectively.

Impac Mortgage Holdings, Inc. and Impac Funding Corporation

  During 1995, the Company sold its mortgage conduit operations and SPB's warehouse lending operations to Impac Mortgage Holdings, Inc. ("IMH") AMEX
Symbol: IMH, formerly Imperial Credit Mortgage Holdings. In exchange for these assets, the Company received approximately 11.8% of the common stock of IMH. Additionally, ICAI entered into a management agreement with IMH pursuant to which ICAI advised upon the day-to-day operations of IMH and for which it was paid a management fee. During 1997, the Company sold its common stock interest in IMH, receiving proceeds of $12.0 million and recording a gain of approximately $11.5 million.

  In December 1997, IMH and the Company negotiated a termination of the management agreement (the "Termination Agreement"). The consideration received by the Company pursuant to the Termination Agreement was comprised of 2,009,310 shares of IMH common stock and certain securitization-related assets. Additionally, the Company agreed to cancel its note receivable from ICI Funding Corporation ("ICIFC"), a former subsidiary of ICII which is now known as Impac Funding Corporation and is the origination unit of IMH., in the amount of $29.1 million. The IMH common stock and the residual interests were recorded by the Company at their estimated fair values of approximately $35.0 million and $13.1 million, respectively, for a total of $48.1 million. This amount, when netted with the $29.1 million cancellation of the ICIFC note receivable resulted in the gain on termination of the management agreement of approximately $19.0 million.

  During the first quarter of 1997, the Company disposed of its common stock interest in ICIFC, a wholly-owned subsidiary engaged in mortgage conduit operations for IMH, resulting in a loss of $100,000. At December 31, 1996, the Company owned 100% of the common stock of ICIFC which represented only a 1% economic interest as IMH owned all of the non-voting preferred stock of ICIFC which gave IMH a 99% economic interest in ICIFC. The Company's disposal of its remaining economic interest in ICIFC concluded its exit from the former mortgage banking operations.

Franchise Mortgage Acceptance Company

  On June 30, 1995, the Company completed the acquisition of certain net assets from Greenwich Capital Financial Products, Inc. and formed FMAC, a limited liability company, in which the Company had a 66.7% ownership interest. The acquisition was accounted for as a purchase and the purchase price of $7.6 million, which included $3.8 million in contingent consideration for loans in the pipeline, was allocated to the net assets acquired based on their fair value resulting in goodwill of approximately $4.0 million. The Company's franchise lending business was conducted through FMAC until November 1997, at which time FMAC merged into FMC and FMC completed an initial public offering of its common stock. The Company sold at FMC's initial public offering 3,568,175 shares at $18.00 per share generating net proceeds of $59.7 million and a gain of $48.9 million. Additionally, the Company recognized a gain of $43.2 million resulting from the adjustment in the basis of its investment in FMC due to the offering and its reduced ownership percentage. Immediately after FMC's initial public offering and at December 31, 1997, the Company's percentage ownership of FMC common stock was 38.4%. Accordingly, FMC is no longer consolidated in the Company's consolidated financial statements and the Company's investment in FMC is accounted for under the equity method.

 Southern Pacific Funding Corporation

  During the first quarter of 1997, the Company sold 370,000 shares of SPFC common stock at $16.63 per share generating net proceeds of $6.2 million and a gain of $4.3 million. Such transaction reduced the Company's ownership percentage in SPFC to 49.4% at March 31, 1997 from 51.2% at December 31, 1996. Accordingly, SPFC's operating results are no longer consolidated with those of the Company and the Company's investment in SPFC is accounted for under the equity method. During the third quarter of 1997, the Company sold an additional 500,000 shares of SPFC common stock generating net proceeds of $7.6 million and a gain of $5.2 million. At December 31, 1997, the Company's ownership interest in SPFC was 47%. For the year ended December 31, 1996, a substantial portion of the Company's operations were conducted through its sub-prime residential lending subsidiary, SPFC. In June 1996, SPFC completed an initial public offering of its common stock pursuant to which ICII was a selling shareholder. SPFC and the Company sold 5.2 million shares and
3.5 million shares, respectively, at $11.33 per share. In a secondary offering during 1996, the Company sold 1.5 million SPFC shares at $19.83 per share. The Company recognized a gain on sale of the SPFC shares it owned of $51.2 million, which is net of offering expenses and the Company's cost basis in the shares. The Company also recognized a gain of $31.4 million related to the stock sold by SPFC. The gain related to the stock sold by SPFC is based on the difference between the Company's equity ownership in SPFC after the sale and such equity ownership prior to the sale, using the Company's respective SPFC ownership percentages.

 Imperial Business Credit

  The Company expanded its commercial equipment leasing business conducted by IBC through the acquisitions of substantially all of the assets of First Concord Acceptance Corporation ("FCAC") for a purchase price of $21.4 million in May 1995 and Avco Leasing Services, Inc. and Avco Financial Services of Southern California, Inc. related to its business of originating and servicing business equipment leases and agreed to assume certain liabilities in connection therewith from Avco Financial Services, Inc. (the "Avco Acquisition) for approximately $94.8 million in October 1996. These acquisitions were accounted for as purchases and the purchase prices were allocated to the net assets acquired based on their fair value resulting in goodwill of $1.2 million and $12.5 million for the FCAC and Avco transactions, respectively. IBC's lease originations were $151.3 million and $87.2 million, and it securitized and sold $213.6 million and $87.0 million during the years ended December 31, 1997, and 1996, respectively.

 Coast Business Credit

  In September 1995, the Company began making asset-based loans to middle market companies located primarily in California by acquiring CoastFed Business Credit. This business, now a division of SPB, was renamed Coast Business Credit ("CBC").

  The acquisition was accounted for as a purchase and the purchase price of $150 million was allocated to the net assets acquired based on their fair value resulting in goodwill of approximately $16 million. At December 31, 1997 and 1996, CBC had total commitments of $803.3 million and $547.7 million, of which $484.8 million and $288.5 million of loans were outstanding, respectively.

 Imperial Capital Group

  During the fourth quarter of 1996, the Company continued to diversify and strategically deploy its capital by announcing the closing of its investment in Dabney/Resnick/Imperial LLC ("DRI") (formerly Dabney/Resnick, Inc.), an investment banking firm. DRI was headquartered in Beverly Hills, California with offices in Chicago, Illinois, Dallas, Texas, and Sun Valley, Idaho, and offered full service investment banking, brokerage, and asset management services. DRI managed and underwrote public offerings of securities, arranged private placements and provided advisory and other services in connection with mergers, acquisitions, restructurings, and other financial transactions. The Company acquired a 1% interest in DRI and purchased a warrant to acquire an additional 48% interest.

  In July 1997, the Company formed a new subsidiary, ICG, which includes a registered broker/dealer and an asset management company offering individual and corporate investors a wide range of investment products and services. During the fourth quarter, in connection with the formation of ICG, the Company recognized a pre-tax charge of $3.7 million relating to the restructuring of its loan to DRI. As part of the DRI restructuring, substantially all of the assets and personnel of DRI were acquired or hired by ICG. During the fourth quarter of 1997, ICG raised $323 million for corporate clients through private placement debt and equity offerings generating investment banking fees of $7.7 million. The Company's ownership interest in ICG is 60% as of December 31, 1997.

 Auto Marketing Network

  In March 1997, the Company acquired all the outstanding common stock of AMN, a sub-prime auto lender engaged in the financing of new and used motor vehicles on a national basis, for $750,000. As part of the acquisition, the Company advanced $11.6 million to repay amounts owed pursuant to operating lines of credit and for working capital purposes. The acquisition was recorded using the purchase method of accounting. The purchase price was allocated to the net assets acquired based on their fair value, and goodwill of approximately $20.8 million was recorded. Since the March 1997 acquisition date, AMN posted operating losses and experienced significant increases in non-performing assets, loan charge-offs and loan loss provisions. In December 1997, the Company developed revised operating projections which indicated that the goodwill resulting from the AMN acquisition was not recoverable. Accordingly, the remaining goodwill balance of $20.1 million was written off during the fourth quarter of 1997.

 PrinCap Mortgage Warehouse

  In October 1997, the Company's wholly-owned subsidiary, SPB, acquired substantially all of the assets of PrinCap Mortgage Warehouse, Inc. and PrinCap Mortgage Backed, L.P. and contributed such assets to its PMW Mortgage Warehouse, Inc. subsidiary ("PrinCap"). The acquisition was accounted for as a purchase, and the purchase price of $123.7 million was allocated to the net assets acquired based on their fair value resulting in goodwill of $6.8 million. PrinCap's primary business is residential mortgage warehouse lending to medium-sized brokers and mortgage bankers on a national basis. At December 31, 1997, PrinCap had commitments outstanding and loans of $126.4 million and $122.5 million, respectively.

 Imperial Credit Commercial Asset Management Corporation

  The Company formed ICCAMC, a wholly-owned subsidiary, to oversee the day to day operations of ICCMIC, a real estate investment trust investing primarily in performing multi-family and commercial real estate properties, loans and mortgage-backed securities. In October 1997, ICCMIC completed its initial public offering and sold approximately 34.5 million shares of common stock at $15.00 per share resulting in net proceeds of approximately $481.2 million.

  The Company purchased 2,970,000 shares of ICCMIC common stock for $41.4 million in October 1997. In December 1997, the Company purchased an additional 100,000 shares of ICCMIC common stock for $1.5 million. The Company owned 8.9% of the outstanding common stock of ICCMIC as of December 31, 1997.

YEAR 2000 COMPLIANCE

  The Company is aware of the issues associated with the "Year 2000" problem concerning existing computer systems. The Year 2000 problem affects every computer and subsystem the Company operates, both in-house and from independent servicers and vendors. The issue is whether the Company's computer systems will properly recognize the "00" date when the year changes to 2000. Computer systems that do not properly recognize the "00" date could generate erroneous data or cause a computer system to fail.

  The Company is utilizing both internal and external resources to correct, reprogram and test the computer systems for the Year 2000 compliance. It is anticipated that all reprogramming changes will be completed by December 31, 1998, allowing adequate time for testing all data from the Company's in-house, independent servicers and vendor computer systems. Management has assessed the Year 2000 compliance costs and does not believe such costs will have a material effect on the Company's consolidated financial statements.

RESULTS OF OPERATIONS

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

REVENUE

 General

  The Company's consolidated net income for the year ended December 31, 1997 was $85.9 million or $2.10 diluted income per share as compared to $76.0 million or $1.95 diluted income per share for the year ended December 31, 1996. Basic consolidated income per share for the year ended December 31, 1997 was $2.23 per share as compared to $2.11 per share for the previous year. Consolidated net income for the year ended December 31, 1997, includes an extraordinary loss on early extinguishment of debt of $4.0 million, or $0.10 per common share, net of tax. The increase in net income is attributable to several factors including: gains on sale of stock in SPFC, FMC and IMH; a gain on the termination of a Real Estate Investment Trust ("REIT") advisory agreement; an increase in net interest income; and an improved net interest margin. These positive factors were partially offset by an increase in total expenses and the provision for loan and lease losses.

 Gain on Sale of Loans and Leases

  Gain on sale of loans and leases decreased to $67.7 million for the year ended December 31, 1997 from $88.2 million for 1996. Gain on sale of loans and leases consists primarily of gains recorded upon the sale of loans and leases, net of associated expenses, and to a lesser extent, fees received on the origination of loans, and fees received for commitments to fund loans. Gains on sale of loans and leases decreased during 1997 primarily as a result of the impact of the deconsolidations of SPFC and ICIFC for the entire year of 1997 and the deconsolidation of FMAC for the fourth quarter of 1997 and a lower volume of loan and lease securitizations as compared to 1996. During 1997, the Company completed loan and lease securitizations totaling $919.1 million as compared to $1.3 billion during 1996. For 1997 and 1996, total loan and lease securitizations were as follows:

                                                                 1997    1996
                                                                ------ --------
                                                                 (IN MILLIONS)
       Nonconforming residential loans......................... $  --  $  656.9
       Multifamily and commercial loans........................  203.1    277.0
       Franchise loans.........................................  343.8    325.1
       Equipment leases........................................  213.6     87.0
       Auto loans..............................................  158.6      --
                                                                ------ --------
                                                                $919.1 $1,346.0
                                                                ====== ========

  The Company also completed two bulk loan sales of loans with total principal of $197.8 million for the year ended December 31, 1997.

 Total Interest Income

  For the year ended December 31, 1997, total interest income increased to $227.9 million from $207.5 million for the year ended December 31, 1996. The increase in total interest income is primarily attributable to a 176 basis point or 18% increase in the average yield on interest-earning assets offset by a $148.8 million or 7% decrease in the average balance of interest-earning assets. The increase in the average yield on interest-earning assets from 1996 is primarily attributable to increases in the average yields on loans held for investment and sale reflecting a more diversified and higher-yielding mix of loan products relative to 1996. The decrease in the average balance of interest-earning assets compared to 1996 is primarily due to a decrease in the average balance of loans held for sale of $543 million offset by an increase in the average balance of loans held for investment of $340 million. The comparison of total interest income for 1997 and 1996 is also impacted by the deconsolidations of SPFC, ICIFC and FMAC. Excluding SPFC's and ICIFC's interest income for all of 1996 and FMAC's interest income for the fourth quarter of 1996, total interest income for the year ended December 31, 1996 would have been $158.0 million compared to actual of $207.5 million.

 Total Interest Expense

  For the year ended December 31, 1997, total interest expense decreased to $126.6 million from $135.0 million for the year ended December 31, 1996. The decrease in total interest expense is primarily attributable to a $161.4 million or 8% decrease in the average balance of interest-bearing liabilities offset by a 13 basis point or 2% increase in the average cost of interest-bearing liabilities. The decrease in the average balance of interest-bearing liabilities relative to 1996 resulted primarily from a decrease in the average balance of borrowings due to the deconsolidations of SPFC and ICIFC. This decrease was partially offset by an $154.3 million increase in average deposits. The increase in the average cost of interest-bearing liabilities is primarily attributable to the relatively higher borrowing costs associated with the Company's Remarketed Par Securities issued during 1997. The comparison of total interest expense for 1997 and 1996 is also impacted by the deconsolidations of SPFC, ICIFC and FMAC. Excluding SPFC's and ICIFC's interest expense for all of 1996 and FMAC's interest expense for the fourth quarter of 1996, total interest expense for the year ended December 31, 1996 would have been $93.8 million compared to actual of $135.0 million.

 Net Interest Margin

  For the year ended December 31, 1997, the consolidated net interest margin increased to 5.11%, an increase of 171 basis points, as compared to the consolidated net interest margin of 3.40% for the year ended December 31, 1996. The increase in net interest margin is due primarily to the aforementioned increases in the average yields on loans held for investment and sale due to a more diversified and higher-yielding mix of loan products relative to 1996.

 Provision for Loan and Lease Losses

  The provision for loan and lease losses increased to $39.0 million for the year ended December 31, 1997, as compared to $9.8 million for the year ended December 31, 1996. The large increase in the provision for loan losses is primarily the result of an increase in total nonaccrual loans and net charge-offs of $20.5 million and $22.5 million, respectively. The increase in total nonaccrual loans and net charge-offs came mainly from the AMN loan portfolio and are reflective of the continuing change in the composition of the overall loan portfolio to higher yielding loan products that carry higher relative credit risk. For further discussion see "Business--Loans Held for Investment" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset Quality".

 Loan Servicing Income

  Loan servicing income for the year ended December 31, 1997, increased to $10.7 million as compared to $1.7 million for the year ended December 31, 1996. Loan servicing income increased primarily due to a decrease in the level of foreclosure and liquidation costs associated with the Company's former residential mortgage loan servicing portfolio and due to an increase in the average outstanding balance of loans and leases serviced for others.

 Equity in Net Income of SPFC

  Equity in the net income of SPFC for the year ended December 31, 1997 was $25.9 million as compared to $0 for the year ended December 31, 1996, and represents the Company's share of SPFC's net income based on the Company's ownership percentage. The increase in the equity in net income of SPFC is due to the difference in accounting methods used for the Company's investment in SPFC at December 31, 1997 and 1996. At December 31, 1997, the Company's ownership percentage in SPFC was 47.0%, and accordingly, the Company accounted for its investment in SPFC using the equity method. At December 31, 1996, the Company's ownership percentage in SPFC was 51.2%, and accordingly, SPFC's operating results were consolidated with those of the Company.

 Equity in Net Loss of FMAC

  Equity in the net loss of FMAC was $3.1 million for the period commencing October 1, 1997 through December 31, 1997, as compared to $0 for the year ended December 31, 1996 and represents the Company's share of FMAC's net loss for the quarter ended December 31, 1997, based on the Company's ownership percentage. FMC's net loss resulted from the deferred tax charges associated with converting to a fully taxable corporation from a limited liability entity.

  The increase in the equity in net loss of FMAC is due to the difference in accounting methods used for the Company's investment in FMAC at December 31, 1997 and 1996. At December 31, 1997, the Company's ownership percentage in FMAC was 38.4%, and accordingly, the Company accounted for its investment in FMAC using the equity method. At December 31, 1996, the Company's ownership percentage in FMAC was 66.7%, and accordingly, FMAC 's operating results were consolidated with those of the Company. In conjunction with the FMC initial public offering during the fourth quarter of 1997 discussed below, the Company included in its consolidated operating results nine months of FMAC's operating results for 1997.

 Investment Banking Fees

  Investment banking fees were $7.7 million for the year ended December 31, 1997, compared to $0 for the year ended December 31, 1996. During the fourth quarter of 1997, the Company formed a new subsidiary, ICG, which includes a registered broker/dealer and an asset management company offering individual and corporate investors a wide range of financial products and services. During the fourth quarter of 1997, ICG raised $323 million for corporate clients through private placement debt and equity offerings generating investment banking fees of $7.7 million.

 Gain on Sale of Servicing Rights

  Gain on sale of servicing rights decreased to $0 for the year ended December 31, 1997, from $7.6 million for the year ended December 31, 1996. During 1996, the Company sold mortgage loan servicing rights relating to $3.2 billion in loans, resulting in pre-tax gains of $7.6 million. Gains on the sale of servicing rights consist of the cash proceeds received on the "bulk" sale of servicing rights, net of the related capitalized purchased or originated servicing rights. The Company did not recognize any gain or loss on the sale of servicing rights in 1997.

 Gain on Sale of FMC Stock

  The Company recognized a gain on sale of FMC stock of $92.1 million for the year ended December 31, 1997, compared to $0 for the year ended December 31, 1996. The Company's franchise lending business was conducted through FMAC until November 1997, at which time FMAC merged into FMC, a Delaware corporation formed for the purpose of succeeding to the business of FMAC, and FMC completed an initial public offering of its common stock. The Company sold into FMC's initial public offering 3.6 million shares at $18.00 per share generating net proceeds of $59.7 million and a corresponding gain of $48.9 million. Additionally, the Company recognized a gain of $43.2 million resulting from the adjustment in the basis of its investment in FMC due to the offering and its reduced ownership percentage. At the time of FMC's initial public offering and at December 31, 1997, the Company's percentage ownership of FMC common stock was 38.4%. Accordingly, FMC is no longer consolidated and the Company's investment in FMC is accounted for under the equity method.

 Gains on Sale of SPFC Stock

  The Company recognized a gain on sale of SPFC stock of $9.5 million for the year ended December 31, 1997, compared to $51.2 million for the year ended December 31, 1996. The Company's nonconforming residential lending business was conducted through SPFC until June 1996, at which time SPFC completed an initial public offering of its common stock pursuant to which the Company was a selling shareholder. During the first quarter of 1997, the Company sold 370,000 shares of SPFC common stock at $16.63 per share generating net proceeds of $6.2 million and a gain of $4.3 million. This transaction reduced the Company's ownership percentage in SPFC from 51.2% at December 31, 1996, to 49.4% at March 31, 1997. Accordingly, SPFC is no longer consolidated and the Company's investment in SPFC is accounted for under the equity method. During the third quarter of 1997, the Company sold an additional 500,000 shares of SPFC common stock generating net proceeds of $7.6 million and a gain of $5.2 million. This transaction further reduced the Company's ownership interest in SPFC to 47% at December 31, 1997. During the year ended December 31, 1996, the Company sold a total of 5.0 million shares of SPFC in two separate offerings resulting in gains totaling $51.2 million.

  Additionally, during 1996, as part of its initial public offering, SPFC sold
5.2 million shares to the public, resulting in a corresponding gain to the Company of $31.4 million based on the difference between the Company's equity ownership in SPFC after the sale and such equity ownership prior to the sale, using the Company's respective SPFC ownership percentages.

 Gain on Sale of IMH Stock

  The Company recognized a gain on sale of IMH stock of $11.5 million for the year ended December 31, 1997, compared to $0 for the year ended December 31, 1996. During 1995, the Company sold its mortgage conduit operations and SPB's warehouse lending operations to IMH. In exchange for these assets, the Company received approximately 11.8% of the common stock of IMH. During 1997, the Company sold its common stock in IMH resulting in a gain of $11.5 million.

 Gain on Termination of REIT Advisory Agreement

  The Company recognized a nonrecurring gain on termination of a REIT advisory agreement of $19.0 million for the year ended December 31, 1997. In conjunction with the aforementioned exchange of Company assets for IMH stock, ICAI entered into a management agreement with IMH pursuant to which ICAI advised upon the day-to-day operations of IMH and for which it was paid a management fee. In December 1997, IMH and the Company negotiated a termination of the management agreement (the "Termination Agreement"). The consideration received by the Company pursuant to the Termination Agreement was comprised of 2,009,310 shares of IMH common stock and certain securitization-related assets. Additionally, the Company agreed to cancel its note receivable from ICI Funding Corporation ("ICIFC"), a former subsidiary of ICII which is now known as Impac Funding Corporation and is the origination unit of IMH, in the amount of $29.1 million. The IMH common stock and the securitization-related assets were recorded by the Company at their fair values of approximately $35.0 million and $13.1 million, respectively, for a total of $48.1 million. This amount, when netted with the $29.1 million cancellation of the ICIFC note receivable resulted in the gain on termination of the management agreement of approximately $19.0 million.

EXPENSES

  Personnel Expense

  Personnel expense increased to $60.8 million for the year ended December 31, 1997 as compared to $48.4 million for the year ended December 31, 1996. This increase reflects the Company's acquisition and expansion activities. The comparison of personnel expense for 1997 and 1996 is also impacted by the deconsolidations of SPFC, ICIFC and FMAC. Excluding SPFC's and ICIFC's personnel expense for all of 1996 and FMAC's personnel expense for the fourth quarter of 1996, total personnel expense for the year ended December 31, 1996 would have been $29.8 million compared to actual of $48.4 million.

 Amortization of PMSR's and OMSR's

  Amortization of PMSR's and OMSR's increased to $3.1 million for the year ended December 31, 1997 as compared to $1.1 million for the year ended December 31, 1996. The increase primarily resulted from an increase in prepayment rates on the underlying serviced loan portfolio. The comparison of amortization of PMSR's and OMSR's for 1997 and 1996 is also impacted by the deconsolidation of ICIFC.

 Occupancy Expense

  Occupancy expense decreased to $4.3 million for the year ended December 31, 1997 as compared to $4.7 million for the year ended December 31, 1996. This decrease is a result of the deconsolidations of SPFC, ICIFC and FMAC. Excluding SPFC's and ICIFC's occupancy expense for all of 1996 and FMAC's occupancy expense for the fourth quarter of 1996, total occupancy expense for the year ended December 31, 1996 would have been $3.8 million compared to actual of $4.7 million.

 Net Expenses of Other Real Estate Owned

  Net expenses of other real estate owned ("OREO") decreased to $6.5 million for the year ended December 31, 1997 as compared to $7.0 million for the year ended December 31, 1996. The decreases in net expenses of OREO resulted from a corresponding decline in OREO losses and writedowns related to the Company's former mortgage banking operations.

 Professional Services Expense

  Professional services expense increased to $10.3 million for the year ended December 31, 1997 as compared to $9.6 million for the year ended December 31, 1996. This increase reflects the Company's acquisition and expansion activities. The comparison of professional services expense for 1997 and 1996 is also impacted by the deconsolidations of SPFC, ICIFC and FMAC. Excluding SPFC's and ICIFC's professional services expense for all of 1996 and FMAC's professional services expense for the fourth quarter of 1996, total professional services expense for the year ended December 31, 1996 would have been $7.9 million compared to actual of $9.6 million.

 Restructuring Provision--Exit from Mortgage Banking Operations

  Restructuring charges regarding mortgage banking operations were $3.8 million for the year ended December 31, 1996. The charges recognized during 1996 represented those costs incurred in connection with the Company's exit from the conforming mortgage banking business. During the first quarter of 1996, the Company committed itself to, and began the execution of, an exit plan that specifically identified the necessary actions to be taken to complete the exit from the origination, sale and servicing of conforming residential mortgage loans. The exit plan was completed during 1997, and there were no additional restructuring charges recognized during 1997 relative to the Company's exit from this business.

 Loss on Restructuring of Dabney/Resnick/Imperial, LLC ("DRI")

  The Company recognized a loss on restructuring of its loan to DRI of $3.7 million for the year ended December 31, 1997, compared to $0 for the year ended December 31, 1996. During the fourth quarter of 1996, the Company announced the closing of its investment in DRI, an investment banking firm. DRI offered full service investment banking, brokerage, and asset management services. As discussed above, during the fourth quarter of 1997, the Company formed a new subsidiary, ICG, which includes a registered broker/dealer and an asset management company offering individual and corporate investors a wide range of financial products and services. In connection with the formation of ICG, the Company recognized a pre-tax charge of $3.7 million relating to the restructuring of its loan to DRI. As part of the DRI restructuring, substantially all of the assets and personnel of DRI were acquired or hired by ICG.

 Provision for Loss on Repurchase of Former Mortgage Banking Loans

  The Company recognized a provision for loss on repurchase of mortgage banking loans of $5.4 million for the year ended December 31, 1997, compared to $0 for the year ended December 31, 1996. During 1997, the Company completed an analysis of its potential exposure from losses on the repurchase of those loans still remaining from its former mortgage banking operations. The completion of this analysis resulted in the aforementioned $5.4 million charge being taken during the fourth quarter of 1997.

 Amortization of Goodwill

The Company's amortization of goodwill was $23.3 million for the year ended December 31, 1997, compared to $1.9 million for the year ended December 31, 1996. The increase in amortization of goodwill is primarily attributable to the write off of AMN's goodwill totaling $20.1 million. Since the March 1997 acquisition date of AMN, AMN posted operating losses and experienced significant increases in nonperforming assets, loan charge-offs and loan loss provisions. In December 1997, the Company developed revised operating projections which indicated that the goodwill resulting from the AMN acquisition was not recoverable. Accordingly, the remaining balance of AMN goodwill of $20.1 million was written off through accelerated amortization during the fourth quarter of 1997.

 Other Expenses

  All other expenses (including data processing expense, FDIC insurance premiums, telephone and other communications, and general and administrative expense) for the year ended December 31, 1997 totaled $32.9 million compared to $22.7 million for the year ended December 31, 1996. This increase reflects the Company's acquisition and expansion activities. The comparison of other expenses for 1997 and 1996 is also impacted by the deconsolidations of SPFC, ICIFC and FMAC. Excluding SPFC's and ICIFC's other expenses for all of 1996 and FMAC's other expenses for the fourth quarter of 1996, total other expenses for the year ended December 31, 1996 would have been $15.5 million compared to actual of $22.7 million.

 Income Taxes

  The Company's effective tax rate was 39% and 44% for the years ended December 31, 1997 and 1996, respectively. The decrease in the effective tax rate for 1997 primarily reflects the recovery of deferred taxes related to the FMC initial public offering. For further information see Note 21 to the consolidated financial statements.

 Minority Interest in Income (Loss) of Consolidated Subsidiaries

  The Company's minority interest in income (loss) of consolidated subsidiaries was $10.5 million for the year ended December 31, 1997, compared to $12.0 million for the year ended December 31, 1996. The comparison of the Company's minority interest in income (loss) of consolidated subsidiaries for 1997 and 1996 is also impacted by the deconsolidations of SPFC, ICIFC and FMAC. Excluding the Company's minority interest in income (loss) of SPFC and ICIFC for all of 1996 and FMAC for the fourth quarter of 1996, total minority interest in income (loss) of consolidated subsidiaries for the year ended December 31, 1996 would have been $2.1 million compared to actual of $12.0 million.

 Extraordinary Item--Loss on Early Extinguishment of Debt

  During the first quarter of 1997, the Company successfully completed a $200.0 million offering of 9.875% Senior Notes due 2007. A portion of the proceeds from the offering were used to repurchase

$69.8 million of 9.75% Senior Notes due 2004 for which the Company recorded an extraordinary after-tax charge of $4.0 million. The Company engaged in the new issuance in order to obtain a more favorable debt covenant package and to raise new capital to support its growing businesses.

 Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  The Company's consolidated net income for the year ended December 31, 1996 was $76.0 million or $1.95 per diluted share as compared to $14.2 million or $0.40 per diluted share for the previous year, an increase of 435%. The increase in net income is attributable to several factors: gains on sale of SPFC stock; a 123% increase in gain on sale of loans; a 115% increase in net interest income; and an improved net interest margin. These positive factors were partially offset by an increase in total expenses and the provision for loan and lease losses.

  Revenues for the year ended December 31, 1996 increased 201% to $256.9 million as compared to $85.3 million for the same period of the previous year. Expenses for the year ended December 31, 1996 increased 62% to $99.0 million as compared to $61.2 million for the previous year.

  Total revenues for the Company included a pre-tax gain of $82.7 million from the sale of SPFC's common stock through an initial public offering in August 1996 and a secondary offering in November 1996. Prior to the sale of SPFC stock, SPFC was a wholly owned subsidiary of the Company specializing in sub-prime residential mortgage lending. In the initial public offering, ICII sold
3.5 million shares, and recorded a gain of $30.6 million with SPFC selling 5.2 million primary shares to the public, resulting in a gain to the Company of $31.5 million. In November 1996, ICII sold an additional 1.5 million shares of SPFC common stock through a secondary offering in which ICII was the sole selling shareholder resulting in a gain to the Company of $20.6 million. As a result of this sale, ICII eventually reduced its ownership in SPFC to 51.2%.

  As a result of the Company's requirement to record income tax expense on its ownership interest in SPFC's after tax income, the Company only retained approximately 30% of SPFC's net income or loss.

  Gain on sale of loans increased 123% to $88.2 million for the year ended December 31, 1996 as compared to $39.6 million for the previous year. Gain on sale of loans consists primarily of gains recorded upon the sale of loans, net of associated expenses, and to a lesser extent, fees received on the origination of loans, and fees received for commitments to fund loans. The increase was primarily the result of substantially increased volume and profitability on the sale of various variable and fixed rate loan products through securitizations.

  Gain on sale of loans included $55.4 million in gains recorded as the result of the securitization of $657.4 million of the Company's sub-prime residential mortgage loans at SPFC, $11.2 million in gains resulting from the securitization of $277.0 million of commercial and multi-family loans at SPTL, $3.6 million gain on sale of the Company's retained interest in the securitization of $105.2 million of franchise loans at FMAC which were accounted for as a financing at December 31, 1995 and a gain on sale of $13.7 million resulting from the securitization of $325.1 million of franchise loans during the second and fourth quarters of 1996.

  During the year ended December 31, 1996, the Company wrote down the carrying value of its Capitalized Excess Servicing Fees Receivable by $4.7 million due to performance results differing from excess cash flows estimated by the Company.

  For the year ended December 31, 1996, net interest income, which consists of interest income and fees net of interest expense, increased $38.6 million or 115% to $72.4 million as compared to $33.8 million for the previous year. The increase in net interest income was due primarily to two factors. The increase in interest income can be directly attributed to the acquisitions completed throughout the last half of 1995, and the resultant change in the composition of loans held for sale and investment from primarily conforming single family residential mortgage loans to a more diversified mix of loan products. At December 31, 1996, the product mix of the Company's interest earning assets included a much larger percentage of higher-yielding loan and lease products as compared to the previous year.

For the year ended December 31, 1996, interest income increased $78.0 million or 60% to $207.5 million from $129.5 million. The increase in interest on loans was primarily attributable to an overall increase in the yield on outstanding loan and lease products. Interest income also increased as a result of the Company's loan and lease securitizations, which contributed interest income of $8.4 million from the accretion of discounts on the Company's Capitalized Excess Servicing Fees Receivable.

  For the year ended December 31, 1996, interest expense increased $39.3 million or 41% to $135.0 million from $95.7 million for the year ended December 31, 1995. The increase in interest expense for the quarter and for the year primarily resulted from increased outstanding average balances of warehouse lines of credit.

  For the year ended December 31, 1996, consolidated net interest margin increased to 3.40%, an increase of 132 basis points as compared to 2.08% for the year ended December 31, 1995. The improvement in net interest income and margin is largely the result of the Company's repositioning itself with the origination and acquisition of higher yielding loan and lease products.

  Acquisitions have added to the improvement in net interest income and net interest margin. For the year ended December 31, 1996, net interest margin and net income benefited from a full year of operation from the acquired CBCC as well as the fourth quarter purchase of equipment leases totaling $85.0 million with a weighted average interest rate of 15.5% pursuant to the Avco Acquisition.

  Loan servicing income for the year ended December 31, 1996 decreased 87% to $1.7 million as compared to $12.7 million for the previous year. The decrease in loan servicing income was primarily due to a decreased average balance of conforming residential mortgage loans serviced for others, primarily as a result of the Company's sale or transfer of substantially all of its conforming residential mortgage servicing rights in connection with the Company's exit from the conforming mortgage banking business.

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

  The decline in profitability on the sale of the conforming residential mortgage servicing rights was due to a lower average sales price and the increased amounts of capitalized servicing rights on the portfolio sold during the year ended December 31, 1996 as compared to the previous year as a result of the Company's adoption of Statement of Financial Accounting Standards 122 ("SFAS 122") in the first quarter of 1995. The decision to sell servicing rights was based upon the Company's plan to exit the conforming mortgage banking business.

  Other income for the year ended December 31, 1996 increased to $14.2 million as compared to $1.2 million for the previous year. This increase was primarily due to fee income generated from the Company's advisory contract with IMH and dividend payments received by the Company on its investment in IMH. Additionally, increasing other income was the resolution and recovery of $2.5 million of certain outstanding reconciling items at SPB.

  Personnel expenses increased 42% to $48.4 million for the year ended December 31, 1996 as compared to $34.1 million for the previous year. This increase was primarily the result of personnel expenses related to the Company's acquisition and expansion activities throughout the second half of 1995, partially offset by reductions in personnel expense at the Company's former mortgage banking operations.

  Amortization of PMSR's and OMSR's decreased 72% to $1.1 million for the year ended December 31, 1996 as compared to $4.0 million for the previous year. The decrease was the result of a decreased outstanding balance of PMSR's and OMSR's as a result of the Company's sale of servicing rights on conforming residential mortgage loans generated by the former mortgage banking operations.

  Occupancy expense increased 19% to $4.7 million for the year ended December 31, 1996 as compared to $3.9 million for the same period of the previous year. The increase primarily reflected an increase in lease expenses as a result of the Company's acquisition of FMAC, FCAC and CBCC in the second half of 1995, as well as to the continued expansion of SPFC throughout 1996.

  Net expenses of OREO increased 267% to $7.0 million for the year ended December 31, 1996 as compared to $1.9 million for the previous year. The increase in net expense of OREO was primarily the result of the increase in the volume of properties foreclosed on and liquidated by the Company's former mortgage banking operations.

  FDIC insurance premiums decreased 71% to $327,000 for the year ended December 31, 1996 as compared to $1.1 million for the previous year. FDIC insurance premiums decreased primarily as a result of a decrease in the rate of the insurance premium charged to SPB for FDIC deposit insurance.

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

  All other general and administrative expenses, including data processing, professional services, and telephone and other communications, increased 109% to $33.8 million for the year ended December 31, 1996 as compared to $16.2 million for the same period of the previous year. The increase in general and administrative expenses was due primarily to the Company's acquisition of FMAC, FCAC, and CBCC, as well as to the start up of ICAI in 1995, and the continued expansion of SPFC throughout 1996.

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

  The ratio of the allowance for loan and lease losses to nonaccrual loans decreased to 38.9% at December 31, 1996 from 44.3% at December 31, 1995. NPA's as a percentage of total assets were 2.64% and 1.55% at December 31, 1996 and 1995, respectively.

  The Company believes the overall increase in NPA's was primarily a result of the acquisition of a portfolio of sub-prime residential mortgage loans by SPB late in 1995. Nonaccrual loans in the acquired portfolio increased to $18.2 million from $0.6 million at December 31, 1996 and 1995, respectively. Although the levels of nonaccrual loans has increased, actual losses from the acquired portfolio have been minor at $337,000 and $0 in 1996 and 1995, respectively. The Company considered the level of NPA's related to its other lending activities to be acceptable due to the attractive yield on these loans.

  The Company evaluated expected losses on nonaccrual loans in both periods on a loan-by-loan basis and determined that the allowance was adequate to cover both expected losses on nonaccrual loans and inherent losses in the remainder of the Company's loans held for investment portfolio.

LIQUIDITY AND CAPITAL RESOURCES

 General

  The Company has an ongoing need for capital to finance its lending activities. This need is expected to increase as the volume of the Company's loan and lease originations and acquisitions increases. The Company's primary cash requirements include the funding of (i) loan and lease originations and acquisitions pending their pooling and sale, (ii) points and expenses paid in connection with the acquisition of wholesale loans, (iii) fees and expenses incurred in connection with its securitization programs, (iv) overcollateralization or reserve account requirements in connection with loans and leases pooled and sold, (v) ongoing administrative and other operating expenses and (vi) the costs of the Company's warehouse credit and repurchase facilities with certain financial institutions.

  The Company has financed its activities through warehouse lines of credit and repurchase facilities with financial institutions, equity and debt offerings in the capital markets, deposits or borrowings at SPB and securitizations. The Company believes that such sources will be sufficient to fund the Company's liquidity requirements for the foreseeable future. There can be no assurance that the Company will have access to the capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to fund its future growth.

  SPB historically obtained the liquidity necessary to fund the Company's former residential mortgage banking operations and its own investing activities through deposits and, if necessary through borrowings under lines of credit and from the FHLB. At December 31, 1997 and 1996, SPB had maximum FHLB borrowings available equal to $45.8 million and $212.7 million, respectively. These borrowings must be fully collateralized by qualifying mortgage loans and may be in the form of overnight funds or term borrowings at SPB's option.

  The highest FHLB advance outstanding during the year ended December 31, 1997 was $140.5 million, with an average outstanding balance of $56.8 million. The outstanding balance of FHLB advances was $45.0 million at December 31, 1997.

  The highest FHLB advance outstanding during the year ended December 31, 1996 was $338.0 million, with an average outstanding balance of $188.8 million. The outstanding balance of FHLB advances was $140.5 million at December 31, 1996. The FHLB advances are secured by the investment in FHLB stock and certain real estate loans with a carrying value of $104.7 million and $228.5 million at December 31, 1997 and 1996, respectively.

  During 1993 and 1994, ICII contributed $26.0 million and $25.0 million, respectively, to SPB's capital in order to provide SPB with adequate capital to increase its deposits and borrowings. Since December 31, 1991, SPB has increased deposits as necessary so that deposits, together with cash, liquid assets, intercompany borrowings, borrowing under warehouse lines and FHLB borrowings have been sufficient to provide the funding for its loans held for sale and investment.

  As of December 31, 1997, SPB's deposit portfolio which consists primarily of certificate accounts increased approximately $100 million to $1.2 billion at December 31, 1997 from $1.1 billion at December 31, 1996.

  SPB has been able to acquire new deposits through its local marketing strategies as well as domestic money markets. Additionally, SPB maintains liquidity in the form of cash and interest bearing deposits with financial institutions. The Company tracks on a daily basis all new loan applications by office and, based on historical closing statistics, estimates expected fundings. Cash management systems at SPB allow SPB to anticipate both funding and sales and adjust deposit levels and short-term investments against the demands of the Company's lending activities. For a further description of SPB's deposit generating activities and available funding, see Item 1, "Business--Funding and Securitizations."

  In addition to warehouse lines of credit and SPB borrowings, the Company has also accessed the capital markets to fund its operations. In the second quarter of 1992, the Company completed its initial public offering of 8,750,211 shares, raising net proceeds of $15.9 million. In April 1996, the Company completed a stock offering of 4,879,808 shares of its common stock at $13.00 per share for net proceeds of $59.2 million.

  In January 1994, the Company issued $90.0 million principal amount of the 9.75% Senior Notes. In October 1994, the Company repurchased $8.5 million of said notes. As of December 31, 1995, the Company was not in compliance with certain debt covenants related to these notes. Subsequent to December 31, 1995, these defaults were corrected. In March 1996, the Company reissued the $8.5 million of the notes which it purchased in October 1994. At December 31, 1996, $90.0 million of these notes were outstanding.

  In January 1997, the Company issued $200.0 million principal amount of the 9.875% Senior Notes and used a portion of the proceeds to purchase approximately $69.8 million of the 9.75% Senior Notes. The Company contributed $35.0 million of the proceeds to SPB in the form of subordinated indebtedness.

  In June 1996, SPFC completed an initial public offering of its common stock pursuant to which the Company was a selling shareholder. SPFC and the Company received net proceeds from such offering of approximately $53.8 million and $35.9 million, respectively. In November 1996, (i) SPFC issued $75.0 million of convertible subordinated notes due 2006 and (ii) the Company sold 1.0 million shares of SPFC common stock held by the Company for net proceeds of approximately $28.0 million.

  During the first quarter of 1997, the Company sold 370,000 shares of the common stock of SPFC at $16.63 per share, generating net proceeds of $6.2 million, resulting in a gain of $4.3 million, reducing its ownership of SPFC from 51.2% at December 31, 1996 to 49.4% at March 31, 1997. Therefore, the results of SPFC operations are now accounted for in the Company's financial statements under the equity method of accounting. During the third quarter ending September 30, 1997, the Company sold an additional 500,000 shares of SPFC common stock, generating net proceeds of $7.6 million and resulting in a gain of $5.2 million, further reducing its ownership percentage to 47.0%. As of December 31, 1997, the Company's ownership in SPFC common stock was 47.0%, excluding shares issuable upon exercise of options granted or to be granted pursuant to SPFC's stock option plans and shares issuable upon conversion of the $75.0 million of convertible subordinated notes, mentioned above.

  During the second quarter of 1997, ICII issued $70.0 million of Senior Notes under a proprietary product known as "ROPES." These securities can be redeemed at par upon their maturity or remarketed as 30 year capital instruments. Under current tax law, the interest payments on these securities are tax-deductible. The proceeds from the offering are being used for capital contributions to subsidiaries, strategic acquisitions, investments and general corporate purposes.

  During the fourth quarter of 1997, FMC completed an initial public offering of its common stock pursuant to which ICII was a selling stockholder. FMC and ICII and another selling stockholder received net proceeds from such offering of approximately $114.3 million, $59.7 million and $18.5 million, respectively. As of December 31, 1997, the Company's ownership percentage in FMC was 38.4%.

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

  Under California law, in order for capital (including surplus) of an institution to be included in calculating the leverage limitation described above, thrift institutions must amend their by-laws to restrict such capital from the payment of dividends. The amount of restricted capital maintained by a thrift also provides the basis for establishing the maximum amount that a thrift may lend to one single borrower. As of December 31, 1997 and December 31, 1996, $125.0 million and $80.5 million, respectively, of SPB's capital was so restricted.

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

  Pursuant to FDICIA, SPB is prohibited from paying dividends if the payment of such dividends would cause the institution to become "undercapitalized." These limitations on the payment of dividends may restrict the Company's ability to utilize cash from SPB which may have been otherwise available to the Company for working capital.

 Lines of Credit and Warehouse Facilities

  The Company is dependent upon its ability to access warehouse lines of credit and repurchase facilities, in addition to its ability to continue to pool and sell loans and leases in the secondary market, in order to fund new originations and purchases. The Company has warehouse lines of credit and repurchase facilities under which it had available an aggregate of approximately $435 million in financing at December 31, 1997.

 Securitizations

  The Company currently pools and sells through securitization a substantial portion of the loans and leases which it originates or purchases, other than loans sold in whole loan sales and loans held by SPB for investment. Accordingly, adverse changes in the securitization market could impair the Company's ability to originate, purchase and sell loans or leases on a favorable or timely basis. Any such impairment could have a material adverse effect upon the Company's business and results of operations. In addition, the securitization market for many types of assets is relatively undeveloped and may be more susceptible to market fluctuations or other adverse changes than more developed capital markets. Finally, any delay in the sale of a loan or lease pool could cause the Company's earnings to fluctuate from quarter to quarter.

  In a securitization, the Company recognizes a gain on sale of the loans or leases securitized upon the closing of the securitization but does not receive all of the cash representing such gain until it receives cash flows generated by the subordinate bonds or residual interests retained, which are payable over the actual life of the loans or leases securitized. As a result, such transactions may not generate cash flows to the Company for an extended period.

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

  The Company's interest in each reserve account and overcollateralized amount is reflected in the Company's financial statements as Retained Interest in Loan and Lease Securitizations. To the extent that a loss is realized on the loans, the loss will either be paid out of the reserve account or the overcollateralization amount or will be reduced to the extent that funds are available and will result in a reduction in the value of the any subordinate bonds or residual interests retained.

  The Company may be required either to repurchase or to replace loans which do not conform to the representations and warranties made by the Company in the pooling and servicing agreements entered into when the loans are pooled and sold through securitizations.

 Business Finance Lending.

  IBC primarily funds its lease originations through the use of an interim bank warehouse facility and a permanent revolving securitization facility. The securitization facility utilizes a trust structure and has a five-year revolving period, which expires in November 2002, and a three and one-half year amortization period.

  The IBC Lease Receivables Trust 1997-2 ("1997-2 Trust") was created pursuant to a pooling and servicing agreement among IBC, as originator, IBC Funding Corp. ("IFC"), IBC's wholly-owned special purpose subsidiary, as seller, and Norwest Bank Minnesota, as trustee and back-up servicer. IBC sells its lease originations to IFC under a sale and contribution agreement ("IBC Agreement"), which simultaneously assigns its rights in the leases to the Trust in exchange for trust certificates. The Class A certificates are sold to Triple-A One Funding Corp., a special purpose corporation administered by Capital Markets Assurance Corporation ("CAPMAC"), which issues commercial paper to fund its acquisitions. The Class A purchase limit under the facility is $250 million and as of December 31, 1997, there was approximately $173.9 million of Class A Certificates outstanding.

  IFC assigns all receivables acquired pursuant to the IBC Agreement to the 1997-2 Trust. The transactions are accounted for as sales for reporting purposes under generally accepted accounting principles ("GAAP") and as financings for tax purposes. IFC assigns all its rights, title and interest in the leases, together with a security interest in the underlying leased equipment, which ownership and security interests have been perfected under the Uniform Commercial Code. Payments of the purchase price are made directly from payments by lessees on the lease receivables.

  IBC leases business equipment, including copying, data processing, communication, printing and manufacturing equipment, exclusively to business users. IBC was formed in May 1995 to combine the Company's existing leasing business with the assets acquired from FCAC. In October 1996, IBC expanded its business through the Avco Acquisition. For the years ended December 31, 1997 and December 31, 1996, IBC originated $151.3 million and $87.2 million of leases and securitized $213.6 million and $87.0 million of leases, respectively.

 Commercial Mortgage Lending.

  During the years ended December 31, 1997 and 1996, SPB securitized $203.1 million and $277.0 million of IPLD multi-family and commercial mortgage loans, respectively.

 Auto Marketing Network.

  AMN has a warehouse lending agreement with Greenwich Capital Financial Products ("GCFP") whereby GCFP provides warehouse funding for AMN's receivables and obligations. AMN's receivables and obligations are guaranteed by ICII. The warehouse lending agreement generally allows borrowings from GCFP in respect of eligible receivables. To the extent that the receivable becomes delinquent greater than 60 days or is defaulted on, the loan in respect of such receivable must generally be repaid. The warehouse lending agreement is AMN's principal source of financing. During the year ended December 31, 1997, AMN securitized $158.6 million of auto loans.

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

ASSET QUALITY

  The provision for loan and lease losses increased to $39.0 million for the year ended December 31, 1997, as compared to $9.8 million and $5.5 million for the years ended December 31, 1996 and 1995, respectively. The increase in the provision for loan losses was primarily the result of an increase in nonaccrual loans and net charge-offs at AMN as well as the continuing change in the composition of the investment loan portfolio to higher-yielding loan products.

  Total nonaccrual loans increased to $70.6 million at December 31, 1997, as compared to $50.1 million and $31.0 million at December 31, 1996 and 1995, respectively. Total nonaccrual loans as a percentage of loans held for investment were 5.36%, 4.55%, and 4.50% at December 31, 1997, 1996, and 1995, respectively. The following table summarizes net charge-offs by loan type.

                                                     YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     --------  -------  -------
                                                          (IN THOUSANDS)
       Residential mortgage......................... $ (5,920) $(2,485) $(2,013)
       Multifamily..................................     (420)  (1,095)    (334)
       Commercial...................................     (955)    (465)    (169)
       Leases.......................................   (3,920)  (3,142)    (461)
       Consumer.....................................  (19,262)    (816)    (118)
                                                     --------  -------  -------
         Net charge-offs............................ $(30,477) $(8,003) $(3,095)
                                                     ========  =======  =======

  The allocation of the Company's allowance for loan and lease losses and the percentage of loans and leases by loan type to total loans and leases as of December 31, 1997 is as follows:

                                                                 PERCENTAGE OF
                                                                LOANS AND LEASES
                                                      ALLOCATED  TO TOTAL LOANS
                                                      ALLOWANCE    AND LEASES
                                                      --------- ----------------
      Loans secured by real estate:
        Single family 1-4............................  $ 8,077        18.6%
        Multi-family.................................      779         1.3
        Commercial...................................      312         0.1
                                                       -------       -----
                                                         9,168        20.0
      Leases.........................................      124         0.6
      Installment loans..............................   15,437        11.8
      Franchise loans................................      634         4.7
      Asset based loans..............................    4,840        36.8
      Commercial loans...............................    3,656        26.1
                                                       -------       -----
                                                        24,691        80.0
      Unallocated....................................    4,188         --
                                                       -------       -----
                                                       $38,047       100.0%
                                                       =======       =====

  Although the above table allocates the allowance for loan and lease losses by loan types, the total allowance is available to absorb losses on all loans and leases.

  The ratio of the allowance for loan and lease losses to total loans held for investment was 2.89%, 1.82%, and 1.99% at December 31, 1997, 1996, and 1995,
respectively. The ratio of the allowance for loan losses to nonaccrual loans was 53.9%, 38.9%, and 44.3% at December 31, 1997, 1996, and 1995,
respectively. Although nonaccrual loans increased for the year ended December 31, 1997 from December 31, 1996, the Company evaluated expected losses on nonaccrual loans on a loan-by-loan basis and determined that the allowance was adequate to cover both expected losses on nonaccrual loans and inherent losses in the remainder of the Company's loans held for investment portfolio. The Company considers the allowance for loan and lease losses to be adequate.

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

  Recoveries on loans previously charged off are credited to the allowance. Provisions for loan losses are charged to expense and credited to the allowance in amounts deemed appropriate by management based upon its evaluation of the known and inherent risks in the loan portfolio. Future additions to the allowance for loan losses may be necessary. For further information, see "Item 1 Business--Loans Held for Investment."

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

 General

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

  The Company has managed portfolio interest rate risk through the aggressive marketing and funding of adjustable rate loans, which generally reprice at least semi-annually and are generally indexed to LIBOR. As a result of this strategy, at December 31, 1997, the Company's total interest-earning assets maturing or repricing within one year exceeded its total interest-bearing liabilities maturing or repricing in the same time by $306.2 million, representing a positive cumulative gap ratio of 124.46%. The Company closely monitors its interest rate risk as such risk relates to operational strategies. The Company's cumulative gap position is at a level satisfactory to management and the Company is currently attempting to maintain a positive gap position in light of the current interest rate environment. However, there can be no assurances that the Company will be able to maintain its positive gap position or that its strategies will not result in a negative gap position in the future. The level of the movement of interest rates, up or down, is an uncertainty and could have a negative impact on the earnings of the Company.

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

  The Company believes that it has implemented a cost-effective hedging program to provide a level of protection against interest rate risks. However, an effective hedging strategy is complex and no hedging strategy can completely insulate the Company from interest rate risks. In addition, hedging involves transaction and other costs which could increase as the period covered by the hedging protection increases. Such costs could also increase in periods of risk and fluctuating interest rates. Therefore, the Company may be prevented from effectively hedging its interest rate risks, without significantly reducing the Company's return on equity.

  The Company does not currently engage in the speculative use of trading activities, including derivatives and synthetic instruments or hedging activities in controlling interest rate risk on its portfolio of loans held for investment.

 Forward Contracts

  The Company sells mortgage-backed securities through forward delivery contracts with major dealers in such securities. At December 31, 1997, 1996, and 1995, the Company had $0, $143 million, and $279.2 million, respectively, in outstanding commitments to sell mortgage loans through mortgage-backed securities. These commitments allow the Company to enter into mandatory commitments when the Company notifies the investor of its intent to exercise a portion of the forward delivery contracts. The Company was obligated under mandatory commitments to deliver loans to such investors at December 31, 1997, 1996, and 1995 in the amounts of $0, $0, and $97.0 million, respectively.

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

  The Company had $0, $70 million, and $20 million notional amount of written call option contracts outstanding at December 31, 1997, 1996, and 1995, respectively. The Company received $0, $366,000, and $82,600 in premiums related to the options outstanding at December 31, 1997, 1996, and 1995, respectively. There were no option contracts exercised during the years ended December 31, 1997, 1996, and 1995.

 Total Rate of Return Swaps

  During the year ended December 31, 1997, the Company has entered into total rate of return swap contracts for investment purposes with various investment bank counterparties, the provisions of which entitle the Company to receive the total return on various commercial loans in exchange for a floating payment of one month LIBOR plus a spread. As of December 31, 1997, the Company is party to total rate of return swap contracts with a total notional amount of $150.6 million, under which the Company was obligated to pay one month LIBOR plus a weighted average spread of 0.78%. The weighted average remaining life of these contracts was 37.1 months as of December 31, 1997. These contracts are off-balance sheet instruments. For the year ended December 31, 1997, the Company recognized $448,000 of interest income on total return swaps.

 Risk Management and Market Sensitive Instruments

  Interest rate risk is managed within a tight duration band, and credit risk is managed by maintaining high average quality ratings and diversified sector exposure within the securities and loan portfolios. In connection with its investment and risk management objectives, the Company also uses financial instruments whose market value is at least partially determined by, among other things, levels of or changes in domestic interest rates (short-term or long-term), prepayment rates, equity markets or credit ratings/spreads.

  Using financial modeling and other techniques, the Company regularly evaluates the appropriateness of investments relative to its management-approved investment guidelines and the business objective of the portfolios. The Company operated within these investment guidelines by maintaining a mix of loans and investments that diversifies its assets.

  The following discussion about the Company's risk management activities includes "forward-looking statements" that involve risk and uncertainties. Set forth below are management's projections of hypothetical net losses in fair value of shareholders' equity of the Company's market sensitive financial instruments if certain assumed changes in market rates and prices were to occur (sensitivity analysis). While the Company believes that the assumed market rate changes are reasonably possible in the near term, actual results may differ, particularly as a result of any management actions that would be taken to mitigate such hypothetical losses in fair value of shareholders' equity. Based on the Company's overall exposure to interest rate risk and equity price risk, the Company believes that these changes in market rates and prices would not materially affect the consolidated near-term financial position, results of operations or cash flows of the Company.

  Interest Rate Risk. Assuming immediate increases of 100 and 200 basis points in interest rates the net hypothetical loss in fair value of shareholders' equity related to financial and derivative instruments is estimated to be $3.9 million and $8.1 million (after tax), or 1.2% and 2.5%, of total shareholders' equity, respectively, at December 31, 1997. The Company believes that an interest rate shift of this magnitude represents a moderately adverse scenario.

  The effect of interest rate risk on potential near-term net income, cash flow and fair value was determined based on commonly used models. The models project the impact of interest rate changes on a wide range of factors, including duration, prepayment, put options and call options. Fair value was estimated based on the net present value of cash flows or duration estimates, using a representative set of likely future interest rate scenarios.

  Equity Price. Risk. The Company's available for sale equity securities includes the common stock of ICCMIC and IMH. Assuming an immediate decrease of 10% in equity prices for such equity securities, the hypothetical loss in fair value of shareholder's equity related equity securities is estimated to be $4.7 million after tax, (1.4% of total shareholders' equity at December 31, 1997).

REPRICING/MATURITY OF INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES

  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1997, which are anticipated by the Company to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability.

                                                              AT DECEMBER 31, 1997
                                     ---------------------------------------------------------------------------
                                                                        MORE THAN  MORE THAN
                                      MORE THAN   MORE THAN  MORE THAN   3 YEARS    5 YEARS     MORE      NON
                          3 MONTHS   3 MONTHS TO 6 MONTHS TO 1 YEAR TO     TO         TO        THAN    INTEREST
                          OR LESS     6 MONTHS     1 YEAR     3 YEARS    5 YEARS   10 YEARS   10 YEARS  BEARING     TOTAL
                         ----------  ----------- ----------- ---------  ---------  ---------  --------  --------  ----------
Interest-earning
 assets:
 Cash..................  $   50,597   $     --    $     --   $    --    $    --    $     --   $    --   $    --   $   50,597
 Interest earning
  deposits.............     103,738         --          --        --         --          --        --        --      103,738
 Trading securities....     120,904         --          --        --         --          --        --        --      120,904
 Securities available
  for sale.............     107,727         --          --        --         --          --        --        --      107,727
 FHLB stock............       5,646         --          --        --         --          --        --        --        5,646
 Mortgage loans held
  for sale.............     162,571         --          --        --         --          --        --        --      162,571
 Loans held for
  investment, net of
  unearned discount and
  deferred loan
  fees(1)..............     930,616      60,715      15,237   135,765     53,663      16,838    62,052    29,879   1,304,765
                         ----------   ---------   ---------  --------   --------   ---------  --------  --------  ----------
 Total interest-earning
  assets...............   1,481,799      60,715      15,237   135,765     53,663      16,838    62,052    29,879   1,855,948
Less:
 Allowance for loan
  losses...............         --          --          --        --         --          --        --    (38,047)    (38,047)
                         ----------   ---------   ---------  --------   --------   ---------  --------  --------  ----------
 Net interest-earning
  assets...............   1,481,799      60,715      15,237   135,765     53,663      16,838    62,052    (8,168)  1,817,901
 Non-interest-earning
  assets...............         --          --          --        --         --          --        --    284,193     284,193
                         ----------   ---------   ---------  --------   --------   ---------  --------  --------  ----------
 Total assets..........  $1,481,799   $  60,715   $  15,237  $135,765   $ 53,663   $  16,838  $ 62,052  $276,025  $2,102,094
                         ==========   =========   =========  ========   ========   =========  ========  ========  ==========
Interest-bearing
 liabilities:
 Deposits..............  $  408,146   $ 345,418   $ 308,157  $ 86,566   $     24   $     --   $  7,711  $    --   $1,156,022
 Borrowings from FHLB..      45,000         --          --        --         --          --        --        --       45,000
 Other borrowings......     144,841         --          --        --         --          --        --        --      144,841
 Senior Notes..........         --          --          --        --         --      219,813       --        --      219,813
 Remarketed Par
  Securities...........         --          --          --        --      70,000         --        --        --       70,000
                         ----------   ---------   ---------  --------   --------   ---------  --------  --------  ----------
 Total interest-bearing
  liabilities..........     597,987     345,418     308,157    86,566     70,024     219,813     7,711       --    1,635,676
 Non-interest bearing
  liabilities..........         --          --          --        --         --          --        --    142,485     142,485
 Shareholders' equity..         --          --          --        --         --          --        --    323,933     323,933
                         ----------   ---------   ---------  --------   --------   ---------  --------  --------  ----------
 Total liabilities and
  shareholders' equity.  $  597,987   $ 345,418   $ 308,157  $ 86,566   $ 70,024   $ 219,813  $  7,711  $466,418  $2,102,094
                         ==========   =========   =========  ========   ========   =========  ========  ========  ==========
 Interest rate
  sensitivity gap(2)...  $  883,812   $(284,703)  $(292,920) $ 49,199   $(16,361)  $(202,975) $ 54,341  $ 29,879  $  220,272
 Cumulative interest
  sensitivity gap......  $  883,812   $ 599,109   $ 306,189  $355,388   $339,027   $ 136,052  $190,393  $220,272
 Cumulative interest
  sensitivity gap as a
  percentage of total
  assets...............       42.04%      28.50%      14.57%    16.91%     16.13%       6.47%     9.06%
 Cumulative net
  interest earning
  assets as a percent
  of interest bearing
  liabilities..........      247.80%     163.50%     124.46%   126.56%    124.08%     108.36%   111.64%               113.47%

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

AVERAGE BALANCE SHEET

  The following tables set forth certain information relating to the Company for the year ended December 31, 1997, 1996, and 1995. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields.

                                                        YEAR ENDED DECEMBER 31,
                          -------------------------------------------------------------------------------------
                                     1997                         1996                         1995
                          ---------------------------  ---------------------------  ---------------------------
                                              YIELD/                       YIELD/                       YIELD/
                           AVERAGE            AVERAGE   AVERAGE            AVERAGE   AVERAGE            AVERAGE
                           BALANCE   INTEREST  COST     BALANCE   INTEREST  COST     BALANCE   INTEREST  COST
                          ---------- -------- -------  ---------- -------- -------  ---------- -------- -------
                                                        (DOLLARS IN THOUSANDS)
        ASSETS:
Interest-earning assets:
 Investments and
  interest-earning
  deposits..............  $  225,122 $ 22,912  10.18%  $  143,067 $  9,862   6.89%  $  131,277 $  5,641   4.30%
 FHLB stock.............      10,334      619   5.99       15,853      945   5.96       19,720      989   5.02
 Loans held for sale....     597,519   75,082  12.57    1,140,790  101,170   8.87      361,156   16,286   4.51
 Loans held for
  investment, net(1)....   1,119,940  126,646  11.31      779,522   87,072  11.17    1,091,536  103,958   9.52
 Capitalized excess
  servicing fees
  receivable and
  retained interest.....      30,619    2,678   8.75       53,052    8,422  15.87       22,257    2,608  11.72
                          ---------- --------          ---------- --------          ---------- --------
   Total interest-
    earning assets......   1,983,534  227,937  11.49    2,132,284  207,471   9.73    1,625,946  129,482   7.96
                          ---------- --------          ---------- --------          ---------- --------
Non interest-earning
 assets.................     191,573                      163,055                       45,167
                          ----------                   ----------                   ----------
   Total assets.........  $2,175,107                   $2,295,339                   $1,671,113
                          ==========                   ==========                   ==========
    LIABILITIES AND
 SHAREHOLDERS' EQUITY:
Interest-bearing
 liabilities:
 Deposits...............  $1,218,123 $ 71,014   5.83%  $1,063,799 $ 60,999   5.73%  $  867,162 $ 51,565   5.95%
 Borrowings from
  Imperial Bank.........         --       --     --         3,311      302   9.12          --       --     --
 Borrowings from FHLB...      57,154    3,327   5.82      201,693   12,055   5.98      310,425   19,420   6.26
 Other borrowings.......     327,076   26,277   8.03      645,313   52,050   8.07      251,684   16,363   6.50
 Senior Notes...........     209,672   21,671  10.34       88,365    8,955  10.13       81,500    8,380  10.28
 Remarketed Par
  Securities............      39,101    4,305  11.01          --       --     --           --       --     --
 Convertible
  subordinated
  debentures............         --       --     --        10,068      675   6.70          --       --     --
                          ---------- --------          ---------- --------          ---------- --------
   Total interest-
    bearing
    liabilities(2)......   1,851,126  126,594   6.84    2,012,549  135,036   6.71    1,510,771   95,728   6.34
                          ---------- --------          ---------- --------          ---------- --------
Non interest-bearing
 liabilities............      78,117                      115,962                       88,306
Shareholders' equity....     245,864                      166,828                       72,036
                          ----------                   ----------                   ----------
   Total liabilities and
    shareholders'
    equity..............  $2,175,107                   $2,295,339                   $1,671,113
                          ==========                   ==========                   ==========
Net interest rate
 spread.................             $101,343   4.65%             $ 72,435   3.02%             $ 33,754   1.62%
                                     ========                     ========                     ========
Net interest margin(2)..                        5.11%                        3.40%                        2.08%
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities............                      107.15%                      105.95%                      107.62%

-------
(1) Net of deferred income and the allowance for loan losses, includes nonaccrual loans.

(2) Average interest cost and net interest margin excluding the interest expense from the Senior Notes held at ICII and the convertible subordinated debentures held at SPFC during the years ended December 31, 1997, 1996 and 1995 were 6.39% and 6.21%, 6.55% and 3.85%, 6.11% and
    2.59%, respectively.

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

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                    1997 OVER 1996                           1996 OVER 1995
                         ---------------------------------------  ---------------------------------------
                          VOLUME    RATE    RATE/VOLUME  TOTAL     VOLUME    RATE    RATE/VOLUME  TOTAL
                         --------  -------  ----------- --------  --------  -------  ----------- --------
                                                       (IN THOUSANDS)
Increase/(decrease) in:
 Investments and
  interest-bearing
  deposits.............. $  5,654  $ 4,707   $  2,689   $ 13,050  $    507  $ 3,400    $   314   $  4,221
 FHLB stock.............     (329)       5         (2)      (326)     (194)     185        (35)       (44)
 Loans held for sale....  (48,188)  42,209    (20,109)   (26,088)   35,161   15,746     33,977     84,884
 Loans held for
  investment, net.......   38,025    1,091        458     39,574   (29,704)  18,010     (5,192)   (16,886)
 Capitalized excess
  servicing fees
  receivable............   (3,560)  (3,777)     1,593     (5,744)    3,609      924      1,281      5,814
                         --------  -------   --------   --------  --------  -------    -------   --------
   Total interest
    income..............   (8,398)  44,235    (15,371)    20,466     9,379   38,265     30,345     77,989
                         --------  -------   --------   --------  --------  -------    -------   --------
 Deposits...............    8,843    1,064        108     10,015    11,700   (1,908)      (358)     9,434
 Borrowings from
  Imperial Bank.........     (302)     --         --        (302)      302      --         --         302
 FHLB borrowings........   (8,643)    (323)       238     (8,728)   (6,807)    (869)       311     (7,365)
 Other borrowings.......  (25,682)    (258)       167    (25,773)   25,586    3,951      6,150     35,687
 Senior Notes...........   12,288      186        242     12,716       706     (122)        (9)       575
 Remarketed Par
  Securities............    4,305      --         --       4,305       --       --         --         --
 Convertible Notes......     (675)     --         --        (675)      675      --         --         675
                         --------  -------   --------   --------  --------  -------    -------   --------
   Total interest
    expense.............   (9,866)     669        755     (8,442)   32,162    1,052      6,094     39,308
                         --------  -------   --------   --------  --------  -------    -------   --------
Change in net interest
 income................. $  1,468  $43,566   $(16,126)  $ 28,908  $(22,783) $37,213    $24,251   $ 38,681
                         ========  =======   ========   ========  ========  =======    =======   ========

RECENT ACCOUNTING PRONOUNCEMENTS

  The Company adopted a new accounting standard on January 1, 1997, and adopted additional accounting and disclosure standards on either December 31, 1997 or January 1, 1998. For a description of these standards and the effect, if any, adoption has had or will have on the Company's consolidated financial statements, see "Note 3 of Notes to Consolidated Financial Statements."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset/Liability Management and Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Independent Auditors' Report..............................................  72
Consolidated Balance Sheets...............................................  73
Consolidated Statements of Income.........................................  74
Consolidated Statements of Changes in Shareholders' Equity................  75
Consolidated Statements of Cash Flows.....................................  76
Notes to Consolidated Financial Statements................................  78

  All supplemental schedules are omitted as inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

Index to Southern Pacific Funding Corporation Consolidated Financial
 Statements............................................................... 123

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Imperial Credit Industries, Inc.:

  We have audited the accompanying consolidated balance sheets of Imperial Credit Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imperial Credit Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Los Angeles, California
January 27, 1998

                        IMPERIAL CREDIT INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               DECEMBER 31,
                                                           ---------------------
                                                              1997       1996
                                                           ---------- ----------
                         ASSETS
                         ------
Cash.....................................................  $   50,597 $   74,247
Interest bearing deposits................................     103,738      3,369
Investment in Federal Home Loan Bank stock...............       5,646     17,152
Securities held for trading, at market...................     120,904     25,180
Securities available for sale, at market.................     107,727     59,116
Loans held for sale......................................     162,571    940,096
Loans held for investment, net...........................   1,266,718  1,068,599
Purchased and originated servicing rights................       4,731     14,887
Capitalized excess servicing fees receivable.............         --      23,142
Retained interest in loan and lease securitizations......      43,105     49,548
Interest-only and residual certificates..................         --      87,017
Accrued interest receivable..............................       9,132     13,847
Premises and equipment, net..............................       9,513     12,442
Other real estate owned, net.............................      10,905     12,214
Goodwill.................................................      35,607     38,490
Investment in Southern Pacific Funding Corporation ......      65,303        --
Investment in Franchise Mortgage Acceptance Company......      53,099        --
Other assets.............................................      52,798     31,293
                                                           ---------- ----------
  Total assets...........................................  $2,102,094 $2,470,639
                                                           ========== ==========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Deposits.................................................  $1,156,022 $1,069,184
Borrowings from Federal Home Loan Bank...................      45,000    140,500
Other borrowings.........................................     144,841    694,352
Remarketed Par Securities................................      70,000        --
Senior Notes.............................................     219,813     88,209
Convertible subordinated debentures......................         --      75,000
Accrued interest payable.................................      21,484     14,034
Accrued income taxes payable.............................      60,528     55,327
Minority interest in consolidated subsidiaries...........       3,174     54,936
Other liabilities........................................      57,299     39,589
                                                           ---------- ----------
  Total liabilities......................................   1,778,161  2,231,131
                                                           ---------- ----------
Commitments and contingencies (note 25)
Shareholders' equity:
Preferred stock, 8,000,000 shares authorized; none issued
 or outstanding..........................................         --         --
Common stock, no par value. Authorized 80,000,000 shares;
 38,791,439 and 38,291,112 shares issued and outstanding
 at December 31, 1997 and 1996, respectively ............     147,109    145,521
Retained earnings........................................     174,898     88,977
Unrealized gain on securities available for sale, net....       1,926      5,010
                                                           ---------- ----------
  Total shareholders' equity.............................     323,933    239,508
                                                           ---------- ----------
  Total liabilities and shareholders' equity.............  $2,102,094 $2,470,639
                                                           ========== ==========

          See accompanying notes to consolidated financial statements

                        IMPERIAL CREDIT INDUSTRIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    YEARS ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1997      1996     1995
                                                   --------  -------- --------
REVENUE:
 Gain on sale of loans and leases................. $ 67,723  $ 88,156 $ 39,557
                                                   --------  -------- --------
 Interest on loans and leases.....................  201,728   188,242  120,244
 Interest on investments..........................   23,531    10,807    6,630
 Interest on other finance activities.............    2,678     8,422    2,608
                                                   --------  -------- --------
   Total interest income..........................  227,937   207,471  129,482
 Interest on deposits.............................   71,014    60,999   51,565
 Interest on other borrowings ....................   29,604    64,407   35,783
 Interest on long term debt.......................   25,976     9,630    8,380
                                                   --------  -------- --------
   Total interest expense.........................  126,594   135,036   95,728
                                                   --------  -------- --------
   Net interest income............................  101,343    72,435   33,754
 Provision for loan and lease losses..............   38,951     9,773    5,450
                                                   --------  -------- --------
 Net interest income after provision for loan and
  lease losses....................................   62,392    62,662   28,304
                                                   --------  -------- --------
 Loan servicing income............................   10,743     1,680   12,718
 Loss on sale of securities.......................     (936)      --       --
 Equity in net income of Southern Pacific Funding
  Corporation.....................................   25,869       --       --
 Equity in net loss of Franchise Mortgage
  Acceptance Company..............................   (3,050)      --       --
 Investment banking fees..........................    7,702       --       --
 Management fees..................................    5,810     3,347       38
 Gain on sale of servicing rights.................      --      7,591    3,578
 Gain on sale of Franchise Mortgage Acceptance
  Company stock...................................   48,924       --       --
 Gain on sale of Southern Pacific Funding
  Corporation stock...............................    9,488    51,243      --
 Gain on sale of stock by subsidiary..............   43,213    31,447      --
 Gain on sale of Impac Mortgage Holdings stock....   11,496       --       --
 Gain on termination of REIT advisory agreement...   19,046       --       --
 Other income.....................................    1,140    10,807    1,114
                                                   --------  -------- --------
   Total other income.............................  179,445   106,115   17,448
                                                   --------  -------- --------
 Total revenue....................................  309,560   256,933   85,309
                                                   --------  -------- --------
EXPENSES:
 Personnel expense................................   60,830    48,355   34,053
 Amortization of PMSR's and OMSR's................    3,089     1,121    3,986
 Occupancy expense................................    4,319     4,653    3,904
 Data processing expense..........................    1,503     2,163    1,461
 Net expenses of other real estate owned..........    6,527     7,014    1,913
 Professional services............................   10,303     9,559    2,769
 FDIC insurance premiums..........................      250       327    1,137
 Telephone and other communications...............    2,926     2,917    2,509
 Restructuring provision--exit from mortgage
  banking operations..............................      --      3,800      --
 Loss on restructuring of loan to
  Dabney/Resnick/Imperial, LLC....................    3,709       --       --
 Provision for loss on repurchase of former
  mortgage banking loans..........................    5,400       --       --
 Amortization of Goodwill.........................   23,260     1,875      321
 General and administrative expense...............   28,268    17,265    9,127
                                                   --------  -------- --------
   Total expenses.................................  150,384    99,049   61,180
                                                   --------  -------- --------
 Income before income taxes, minority interest
  and extraordinary item..........................  159,176   157,884   24,129
 Income taxes.....................................   58,747    69,874   10,144
 Minority interest in income (loss) of
  consolidated subsidiaries.......................   10,513    12,026     (208)
                                                   --------  -------- --------
 Income before extraordinary item.................   89,916    75,984   14,193
 Extraordinary item--Loss on early extinguishment
  of debt, net of income taxes....................   (3,995)      --       --
                                                   --------  -------- --------
   Net income..................................... $ 85,921  $ 75,984 $ 14,193
                                                   ========  ======== ========
BASIC INCOME PER SHARE:
 Income before extraordinary item................. $   2.33  $   2.11 $   0.45
 Extraordinary item--Loss on early extinguishment
  of debt, net of income taxes....................    (0.10)      --       --
                                                   --------  -------- --------
 Net Income per common share, basic............... $   2.23  $   2.11 $   0.45
                                                   ========  ======== ========
DILUTED INCOME PER SHARE:
 Income before extraordinary item................. $   2.20  $   1.95 $   0.40
 Extraordinary item--Loss on early extinguishment
  of debt, net of income taxes....................    (0.10)      --       --
                                                   --------  -------- --------
 Net Income per common share, diluted............. $   2.10  $   1.95 $   0.40
                                                   ========  ======== ========

          See accompanying notes to consolidated financial statements.

                        IMPERIAL CREDIT INDUSTRIES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                           UNREALIZED
                                                             GAIN ON
                            COMMON                         SECURITIES       TOTAL
                            SHARES     COMMON   RETAINED    AVAILABLE   SHAREHOLDERS'
                          OUTSTANDING  STOCK    EARNINGS  FOR SALE, NET    EQUITY
                          ----------- --------  --------  ------------- -------------
                                               (IN THOUSANDS)
Balance, December 31,
 1994...................     9,621    $ 51,156  $ 24,717     $  --        $ 75,873
Exercise of stock
 options................       147         825       --         --             825
3-for-2 stock split.....     4,810         --        --         --             --
Increase in unrealized
 gain on securities
 available for sale,
 net....................       --          --        --       3,211          3,211
Net income, 1995........       --          --     14,193        --          14,193
                            ------    --------  --------     ------       --------
Balance, December 31,
 1995...................    14,578      51,981    38,910      3,211         94,102
Exercise of stock
 options................       868       1,671       --         --           1,671
1-for-10 stock dividend.     1,460      25,917   (25,917)       --             --
2-for-1 stock split.....    18,952         --        --         --             --
Issuance of common
 stock..................     2,440      59,228       --         --          59,228
Increase in unrealized
 gain on securities
 available for sale,
 net....................       --          --        --       1,799          1,799
Tax benefit from
 exercise of stock
 options................       --        6,851       --         --           6,851
Retirement of stock.....        (7)       (127)      --         --            (127)
Net income, 1996........       --          --     75,984        --          75,984
                            ------    --------  --------     ------       --------
Balance, December 31,
 1996...................    38,291     145,521    88,977      5,010        239,508
Exercise of stock
 options................       530       1,332       --         --           1,332
Decrease in unrealized
 gain on securities
 available for sale,
 net....................       --          --        --      (3,084)        (3,084)
Tax benefit from
 exercise of stock
 options................       --          807       --         --             807
Retirement of stock.....       (30)       (551)      --         --            (551)
Net income, 1997........       --          --     85,921        --          85,921
                            ------    --------  --------     ------       --------
Balance, December 31,
 1997...................    38,791    $147,109  $174,898     $1,926       $323,933
                            ======    ========  ========     ======       ========


          See accompanying notes to consolidated financial statements.

                        IMPERIAL CREDIT INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                            1997         1996         1995
                                         -----------  -----------  -----------
                                                   (IN THOUSANDS)
Cash flows from operating activities:
 Net income............................. $    85,921  $    75,984  $    14,193
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Provision for loan and lease losses..      38,951        9,773        5,450
   Recovery for operational losses......         --           --        (1,819)
   Restructuring Provision..............         --         3,800          --
   Loss on restructuring of
    Dabney/Resnick/Imperial, LLC........       3,709          --           --
   Provision for loss on repurchase of
    former mortgage banking loans.......       5,400          --           --
   Depreciation.........................       4,523        3,483        2,657
   Amortization of goodwill.............      23,260        1,875          321
   Amortization of PMSR's and OMSR's....       3,089        1,121        3,986
   Accretion of discount................      (2,678)      (8,350)      (2,608)
   Gain on sale of servicing rights.....         --        (7,591)      (3,578)
   Gain on sale of loans and leases.....     (67,723)     (88,156)     (39,557)
   Gains on sale of SPFC stock..........      (9,488)     (82,690)         --
   Gain on sale of FMC stock............     (92,137)         --           --
   Gain on sale of IMH stock............     (11,496)         --           --
   Gain on termination of REIT advisory
    agreement...........................     (19,046)         --           --
   Equity in net earnings of SPFC.......     (25,869)         --           --
   Equity in net loss of FMC............       3,050          --           --
   Loss on sale of OREO.................       4,453        2,843          --
   Loss on sale of securities...........         936          --           --
   Writedowns of capitalized excess
    servicing...........................         --         4,675          --
   Writedowns of fixed assets...........         --           886          --
   Stock option compensation expense....         --           --           653
   Writedowns on other real estate
    owned...............................         892        3,252        2,085
   Provision for deferred income taxes..       6,191       22,104        2,120
   Originations of loans held for sale..  (1,232,100)  (1,939,200)  (2,813,378)
   Purchases of loans held for sale.....         --           --      (159,122)
   Purchase of trading securities.......    (126,083)     (25,180)         --
   Sales of trading securities..........      48,369          --           --
   Sales and collections on loans held
    for sale............................   1,309,323    2,159,055    1,923,733
   Net change in accrued interest
    receivable..........................        (311)      (3,683)      (4,247)
   Net change in retained interest in
    loan and lease securitizations......         --       (21,481)     (14,012)
   Net change in capitalized excess
    servicing...........................         --        33,234      (37,500)
   Net change in other assets...........      78,528     (210,969)     (51,644)
   Net change in other liabilities......      28,063       33,953       (1,436)
                                         -----------  -----------  -----------
 Net cash provided by (used in)
  operating activities..................      57,727      (31,262)  (1,173,703)
                                         -----------  -----------  -----------
 Cash flows from investing activities:
   Net (increase) decrease in interest
    bearing deposits....................    (100,369)     264,407     (257,176)
   Purchase of servicing rights.........         --           --        (8,128)
   Proceeds from sale of servicing
    rights..............................       2,213       10,011       12,815
   Proceeds from sale of other real
    estate owned........................      21,171        1,202        7,072
   Purchase of securities available for
    sale................................     (42,938)     (48,553)         --
   Sales of securities available for
    sale................................       5,404          --           --
   Net change in loans held for
    investment..........................    (206,172)     (27,651)     566,693
   Purchases of premises and equipment..      (6,839)      (5,442)      (1,367)
   Proceeds from sale of SPFC stock.....      13,707       64,625          --
   Proceeds from sale of FMC stock......      59,731          --           --
   Proceeds from sale of IMH stock......      11,950          --           --
   Purchases of Federal Home Loan Bank
    stock...............................      (3,634)      (7,652)      (3,933)
   Redemption of stock in Federal Home
    Loan Bank ..........................      15,140       13,250          --
   Cash utilized for acquisitions.......    (124,488)     (20,020)    (175,015)
                                         -----------  -----------  -----------
 Net cash (used in) provided by
  investing activities..................    (355,124)     244,177      140,961
                                         -----------  -----------  -----------

                        IMPERIAL CREDIT INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                 YEARS ENDED DECEMBER 31,
                                              --------------------------------
                                                1997       1996        1995
                                              ---------  ---------  ----------
                                                      (IN THOUSANDS)
Cash flows from financing activities:
  Net increase (decrease) in deposits........ $  86,838  $ (23,805) $  158,369
  Net increase (decrease) in borrowings from
   Imperial Bank.............................       --      (5,000)      5,000
  Advances from Federal Home Loan Bank.......    50,000    434,000     347,000
  Repayments of advances from Federal Home
   Loan Bank.................................  (145,500)  (483,500)   (452,000)
  Proceeds from issuance of convertible
   subordinated debentures...................       --      72,162         --
  Net change in other borrowings.............   143,505   (181,463)    875,815
  Issuance of bonds..........................       --         --      111,995
  Repayment of bonds.........................       --    (111,995)        --
  Proceeds from issuance of Senior Notes due
   2007......................................   194,500        --          --
  Proceeds from issuance of Remarketed Par
   Securities................................    68,075        --          --
  Repayments of Senior Notes due 2004........   (73,241)       --          --
  Proceeds from resale of Senior Notes due
   2004......................................       --       7,384         --
  Proceeds from issuance of common stock.....       --      59,228         --
  Net change in minority interest............   (51,762)    53,484         --
  Proceeds from exercise of stock options....     1,332      1,671         825
                                              ---------  ---------  ----------
Net cash provided by (used in) financing
 activities..................................   273,747   (177,834)  1,047,004
Net change in cash...........................   (23,650)    35,081      14,262
Cash at beginning of year....................    74,247     39,166      24,904
                                              ---------  ---------  ----------
Cash at end of year.......................... $  50,597  $  74,247  $   39,166
                                              =========  =========  ==========


          See accompanying notes to consolidated financial statements.

                       IMPERIAL CREDIT INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1. ORGANIZATION

  Imperial Credit Industries, Inc., incorporated in 1986 in the State of California, is 23.0% owned by Imperial Bank. In 1991 Imperial Bank recapitalized the Company to conduct a full service mortgage banking operation. The consolidated financial statements include Imperial Credit Industries, Inc. ("ICII"), its significant wholly-owned operating subsidiaries, significant majority-owned operating subsidiaries and significant equity investments in two publicly traded companies (collectively the "Company"). The significant wholly-owned subsidiaries include Southern Pacific Bank ("SPB"), Imperial Business Credit Inc. ("IBC"), Imperial Credit Advisors, Inc. ("ICAI"), Auto Marketing Network ("AMN"), Imperial Credit Commercial Asset Management Corporation, ("ICCAMC") and Imperial Credit Worldwide ("ICW"). The significant operating majority owned consolidated subsidiary is Imperial Capital Group ("ICG") which is 60% owned by the Company and 40% owned by outside private investors. The significant equity investments in publicly traded companies are Southern Pacific Funding Corporation ("SPFC") NYSE Symbol: SFC, and Franchise Mortgage Acceptance Company ("FMC") NASDAQ
Symbol: FMAX. Both SPFC and FMC were former consolidated subsidiaries of the Company. All material intercompany balances and transactions with consolidated subsidiaries have been eliminated.

2. STRATEGIC FOCUS AND ACQUISITIONS

 Strategic Divestitures

  In 1995, the Company began to diversify away from the conforming residential mortgage lending business, the Company's traditional focus, and into other select lending businesses. The Company expanded several existing businesses and commenced several new businesses, including non-conforming residential mortgage banking, commercial mortgage banking, business lending and consumer lending. The Company's loans and leases by sector consist primarily of the following: sub-prime residential mortgage banking; commercial mortgage banking and income producing property loans; business lending--equipment leasing, asset-based lending, and participation in syndicated commercial lending; consumer loans--sub-prime auto loans and Title I home improvement loans. The Company solicits loans and leases from brokers on a wholesale and portfolio basis and originates loans directly from borrowers. The majority of the Company's loans and leases, other than those held by SPB for investment, are sold in secondary markets through securitizations and whole loan sales.

 Impac Mortgage Holdings, Inc. and Impac Funding Corporation

  During 1995, the Company sold its mortgage conduit operations and SPB's warehouse lending operations to Impac Mortgage Holdings, Inc. ("IMH"), formerly Imperial Credit Mortgage Holdings, Inc. In exchange for these assets, the Company received approximately 11.8% of the common stock of IMH. Additionally, ICAI entered into a management agreement with IMH pursuant to which ICAI advised upon the day-to-day operations of IMH and for which it was paid a management fee. During 1997, the Company sold its common stock interest in IMH for a gain of approximately $11.5 million. In December 1997, IMH and the Company negotiated a termination of the management agreement (the "Termination Agreement"). The consideration received by the Company pursuant to the Termination Agreement was $44 million, comprised of 2,009,310 shares of IMH common stock and certain securitization-related assets. Additionally, the Company agreed to cancel its note receivable from ICI Funding Corporation ("ICIFC"), a former subsidiary of ICII which is now known as Impac Funding Corporation and is the origination unit of IMH, in the amount of $29.1 million. The IMH common stock and the securitization-related assets were recorded by the Company at their estimated fair values of approximately $35.0 million and $13.1 million, respectively, for a total of $48.1 million. This amount, when netted with the $29.1 million cancellation of the ICIFC note receivable resulted in the gain on termination of the management agreement of approximately $19.0 million.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  During the first quarter of 1997, the Company disposed of its common stock interest in ICIFC, at a loss of $100,000. At December 31, 1996, the Company owned 100% of the common stock of ICIFC which represented only a 1% economic interest as IMH owned all of the non-voting preferred stock of ICIFC which gave IMH a 99% economic interest in ICIFC. The Company's disposal of its remaining economic interest in ICIFC concluded its exit from the original mortgage banking business.

 Franchise Mortgage Acceptance Company

  On June 30, 1995, the Company completed the acquisition of certain net assets from Greenwich Capital Financial Products, Inc. and formed Franchise Mortgage Acceptance Company LLC ("FMAC"), a limited liability company, in which the Company had a 66.7% ownership interest. The acquisition was accounted for as a purchase and the purchase price of $7.6 million, which included $3.8 million in contingent consideration for loans in the pipeline, was allocated to the net assets acquired based on their fair value resulting in goodwill of approximately $4.0 million. The Company's franchise lending business was conducted through FMAC until November 1997, at which time FMAC merged into FMC, a Delaware corporation formed for the purpose of succeeding to the business of FMAC, and FMC completed an initial public offering of its common stock. The Company sold into FMC's initial public offering 3,568,175 shares at $18.00 per share generating net proceeds of $59.7 million and a gain of $48.9 million. Additionally, the Company recognized a gain of $43.2 million resulting from the adjustment in the basis of its investment in FMC due to the offering and its reduced ownership percentage. Upon the completion of FMC's initial public offering and at December 31, 1997, the Company's percentage ownership of FMC common stock was 38.4%. Accordingly, FMC's operating results are no longer consolidated with those of the Company and the Company's investment in FMC is accounted for under the equity method.

 Southern Pacific Funding Corporation

  For the year ended December 31, 1996, a substantial portion of the Company's operations were conducted through its sub-prime residential lending subsidiary, Southern Pacific Funding Corporation ("SPFC"). In June 1996, SPFC completed an initial public offering of its common stock pursuant to which ICII was a selling shareholder. SPFC and the Company sold 5.2 million shares and 3.5 million shares, respectively, at $11.33 per share. In a secondary offering, the Company sold 1.5 million SPFC shares at $19.83 per share. The Company recognized a gain on sale of the SPFC shares it owned of $51.2 million, which is net of offering expenses and the Company's cost basis in the shares. The Company also recognized a gain of $31.4 million related to the stock sold by SPFC. The gain related to the stock sold by SPFC is based on the difference between the Company's equity ownership in SPFC after the sale and such equity ownership prior to the sale, using the Company's respective SPFC ownership percentages. During the first quarter of 1997, the Company sold 370,000 shares of SPFC common stock at $16.63 per share generating net proceeds of $6.2 million and a gain of $4.3 million. Such transaction reduced the Company's ownership percentage in SPFC from 51.2% at December 31, 1996, to 49.4% at March 31, 1997. Accordingly, SPFC's operating results are no longer consolidated with those of the Company and the Company's investment in SPFC is accounted for under the equity method. During the third quarter of 1997, the Company sold an additional 500,000 shares of SPFC common stock generating net proceeds of $7.6 million and a gain of $5.2 million. At December 31, 1997, the Company's ownership interest in SPFC was 47.0%.

 Imperial Business Credit

  The Company expanded its commercial equipment leasing business conducted by IBC through the acquisitions of substantially all of the assets of First Concord Acceptance Corporation ("FCAC") for a purchase price of $21.4 million in May 1995 and all of the assets of Avco Leasing Services, Inc and Avco Financial Services of Southern California, Inc. (together "Avco") for approximately $94.8 million in October 1996.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  These acquisitions were accounted for as purchases and the purchase prices were allocated to the net assets acquired based on their fair value resulting in goodwill of $1.2 million and $12.5 million for the FCAC and Avco transactions, respectively.

  IBC's lease originations were $151.3 million and $87.2 million, and it securitized and sold $213.6 million and $87.0 million during the years ended December 31, 1997, and 1996, respectively.

 Coast Business Credit

  In September 1995, the Company began making asset-based loans to middle market companies located mainly in California by acquiring CoastFed Business Credit. This entity, now a division of SPB, was renamed Coast Business Credit ("CBC"). The acquisition was accounted for as a purchase and the purchase price of $150 million was allocated to the net assets acquired based on their fair value resulting in goodwill of approximately $16 million. At December 31, 1997 and 1996, CBC had total commitments of $803.3 million and $547.7 million, of which $484.8 million and $288.5 million of loans were outstanding, respectively.

 Imperial Capital Group

  During the fourth quarter of 1996, the Company continued to diversify and strategically deploy its capital by announcing the closing of its investment in Dabney/Resnick/Imperial LLC ("DRI") (formerly Dabney/Resnick, Inc.), an investment banking firm. DRI was headquartered in Beverly Hills, California with offices in Chicago, Illinois, Dallas, Texas, and Sun Valley, Idaho, and offered full service investment banking, brokerage, and asset management services. DRI managed and underwrote public offerings of securities, arranged private placements and provided advisory and other services in connection with mergers, acquisitions, restructurings, and other financial transactions. The Company acquired a 1% interest in DRI and purchased a warrant to acquire an additional 48% interest. During the fourth quarter of 1997, the Company formed a new subsidiary, ICG, which includes a registered broker/dealer and an asset management company offering individual and corporate investors a wide range of financial products and services. In connection with the formation of ICG, the Company recognized a pre-tax charge of $3.7 million relating to the restructuring of its loan to DRI. As part of the DRI restructuring, substantially all of the assets and personnel of DRI were acquired or hired by ICG. During the fourth quarter of 1997, ICG raised $323 million for corporate clients through private placement debt and equity offerings generating investment banking fees of $7.7 million. At December 31, 1997, the Company's ownership interest in ICG was 60%.

 Auto Marketing Network

  In March 1997, the Company acquired all the outstanding common stock of AMN, a sub-prime auto lender engaged in the financing of new and used motor vehicles on a national basis, for $750,000. As part of the acquisition, the Company advanced $11.6 million to repay amounts owed pursuant to operating lines of credit and for working capital purposes. The acquisition was recorded using the purchase method of accounting. The purchase price was allocated to the net assets acquired based on their fair value and goodwill of approximately $20.8 million was recorded. Since the March 1997 acquisition date, AMN posted operating losses and experienced significant increases in non-performing assets, loan charge-offs and loan loss provisions. In December 1997, the Company developed revised operating projections which indicated that the goodwill resulting from the AMN acquisition was not recoverable. Accordingly, the remaining goodwill balance of $20.1 million was written off during the fourth quarter of 1997.

 PrinCap Mortgage Warehouse

  In October 1997, the Company's wholly-owned subsidiary, SPB, acquired substantially all of the assets of PrinCap Mortgage Warehouse, Inc. and PrinCap Mortgage Backed, L.P. (collectively, "PrinCap") and

                       IMPERIAL CREDIT INDUSTRIES, INC.

contributed such assets to a subsidiary. The acquisition was accounted for as a purchase, and the purchase price of $123.7 million was allocated to the net assets acquired based on their fair value resulting in goodwill of $6.8 million.

  PrinCap's primary business is residential mortgage warehouse lending to medium-sized brokers and mortgage bankers on a national basis. At December 31, 1997, PrinCap had commitments outstanding and loans of $124.6 million and $122.5 million, respectively.

 Imperial Credit Commercial Asset Management Corporation

  The Company formed ICCAMC, a wholly-owned subsidiary, to oversee the day to day operations of Imperial Credit Commercial Mortgage Investment Corporation ("ICCMIC"), a real estate investment trust intending to invest primarily in performing multi-family and commercial real estate loans and mortgage-backed securities. In October 1997, ICCMIC completed its initial public offering and sold approximately 34.5 million shares of common stock at $15.00 per share resulting in net proceeds of approximately $481.2 million. The Company purchased 2,970,000 shares of ICCMIC common stock in the offering and an additional 100,000 shares in December 1997. As of December 31, 1997, the Company owned 8.9% of the common stock of ICCMIC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Significant balance sheet items which could be materially affected by such estimates include: loans held for investment, which is presented net of the allowance for loan and lease losses, and the valuation of the Company's securitization related assets. Actual results could differ significantly from management's estimates. Prior years' consolidated financial statements have been reclassified to conform to the 1997 presentation.

 Investment Securities

  The Company classifies investments as held to maturity, trading securities, or available for sale securities. Held to maturity investments are reported at amortized cost, trading securities are reported at fair value with unrealized gains and losses included in operations, and available for sale securities are reported at fair value with unrealized gains and losses, net of related income taxes, included as a separate component of shareholders' equity.

  Investment securities held to maturity are those securities that management has the positive intent and the ability to hold to maturity.

  Trading securities include mortgage-backed securities resulting from certain mortgage banking related activities and United States Treasury securities.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  Investment securities available-for-sale are those securities which are not held in the trading portfolio and are not held in the held to maturity portfolio.

  Realized gains and losses on securities available for sale are included in income and are derived using the specific identification method for determining the cost of securities sold.

  Premiums and discounts are amortized over the life of the securities by use of the interest method. When a decline in value of a security is judged to be other than temporary, it is written down to fair value by a charge to earnings.

 Loans Held for Sale

  Loans held for sale are carried at the lower of aggregate cost or market, which is based on sale commitments or prices for similar products.

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

  The Company considers a loan to be impaired when, based upon current information and events, it believes it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Individually significant loans are evaluated for impairment separately; other loans are evaluated for impairment collectively. The value of impaired loans is established by discounting the expected future cash flows at the loan's effective interest rate, or by the current observable market price or by the fair value of its collateral. Many factors are considered in the determination of impairment. The measurement of collateral dependent impaired loans is based on the fair value of the loan's collateral. Non-collateral dependent loans are valued based on a present value calculation of expected future cash flows, discounted at the loan's effective rate.

  Cash receipts on impaired loans not performing according to contractual terms are generally used to reduce the carrying value of the loan, unless the Company believes it will fully recover the remaining principal balance of the loan, in which case such cash receipts are recognized as interest income.

  Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Adjustments to impairment losses due to changes in the fair value of collateral of impaired loans are

                       IMPERIAL CREDIT INDUSTRIES, INC.

included in the provision for loan losses. Upon disposition of an impaired loan, loss of principal, if any, is recorded through a charge-off to the allowance for loan losses.

 Purchased and Originated Servicing Rights

  Purchased servicing represents the cost of acquiring the right to service mortgage loans. The cost relating to purchased and originated servicing is capitalized and amortized in proportion to, and over the period of, estimated future net servicing income.

  The Company assesses the purchased servicing rights portfolio for impairment based on the fair value of those rights on a stratum-by-stratum basis with any impairment recognized through a valuation allowance for each impaired stratum. For the purpose of measuring impairment, the Company has stratified the capitalized mortgage servicing rights using the following risk characteristics: loan program type and interest rate tranche in 100 basis point increments.

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

 Retained Interest in Loan and Lease Securitizations

  The Company adopted on January 1, 1997, Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes accounting for transfers and servicing of financial assets and extinguishment of liabilities. This statement specifies when financial assets and liabilities are to be removed from an entity's financial statements, the accounting for servicing assets and liabilities and the accounting for assets that can be contractually prepaid in such a way that the holder would not recover substantially all of its recorded investment. Under SFAS 125, an entity recognizes only assets it controls and liabilities it has incurred, discontinues recognition of assets only when control has been surrendered, and discontinues recognition of liabilities only when they have been extinguished. SFAS 125 requires that the selling entity continue to carry retained interests, including servicing assets, relating to assets it no longer recognizes. Such retained interests are based on the relative fair values of the retained interests of the subject assets at the date of transfer. Transfers not meeting the criteria for sale recognition are accounted for as a secured borrowing with a pledge of collateral. SFAS 125 requires an entity to recognize its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset or liability. The servicing asset or liability is amortized in proportion to, and over the period of, net servicing income or loss. Servicing assets and liabilities are assessed for impairment based on their fair value.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  The implementation of SFAS 125 did not have a material impact on the Company's financial condition or results of operation. Under the provisions of SFAS 125, securitization interests retained by the Company as a result of securitization transactions are held as either available for sale or trading.

  The Company may create retained interest in loan and lease securitizations as a result of the sale of loans into securitization trusts. Loan and lease securitizations have specific credit enhancement requirements in the form of overcollateralization which must be met before the Company receives cash flows due. As the securitized assets generate excess cash flows, they are initially used to pay down the balance of the pass-through certificates until such time as the ratio of securitized assets to pass-through certificates reaches the overcollateralization requirement specified in each securitization.

  This overcollateralization amount is carried on the balance sheet as retained interest in loan and lease securitizations. After the overcollateralization requirement and the other requirements specified in the pooling and servicing agreement have been met, the Company begins to receive the cash flows from any subordinated bonds or residual interests retained on a monthly basis. Retained interest in loan and lease securitizations is classified as available for sale, and income is amortized using the interest method. To the extent that the future performance results are less than the Company's initial performance estimates, the Company's retained interest in loan and lease securitizations will be written down through a charge to operations.

 Interest-only and Residual Certificates

  Assets reflected in the accompanying balance sheet as interest-only and residual certificates in real estate mortgage investment conduits are recorded as a result of SPB's and SPFC's securitization of loans through various trust vehicles.

 Loan Sales and Related Gain or Loss

  Loans are sold through either securitizations or whole loan sales with servicing retained by the Company. Securitizations typically require credit enhancements in the form of cash reserves or overcollateralization that are reflected as retained interest in loan and lease securitizations on the balance sheet. Sales are recognized when the transaction settles and the risks and rewards of ownership are determined to have been passed to the purchaser.

  Gain is recognized to the extent that the selling prices exceed the carrying value of the loans sold based on the estimated relative fair values of the assets transferred, assets obtained and liabilities incurred. The assets obtained in a sale include, generally, retained interest in loan and lease securitizations, loan servicing assets, and call options. Liabilities incurred in a sale include, generally, recourse obligations, put options, and servicing liabilities. In the securitizations completed to date, the Company retained call options giving it the right to repurchase loans sold when the outstanding amount of such loans is 1% to 10% or less of the original amount sold, depending on the terms of the related securitization. As these call options are equivalent to a cleanup call, the Company has ascribed no value to them. The securitizations completed to date had no put option features.

  In determining the estimated fair values of the retained interest in loan and lease securitizations, the Company estimates the cash flows therefrom and discounts such cash flows at interest rates determined by management to be rates market participants would use in similar circumstances. Discount rates ranged from 11% to 28%, as of and for the year ended December 31, 1997. Quoted market prices are not available as no active market exists for retained interest in loan and lease securitizations. In estimating the cash flows, the Company considers default and prepayment rates. The default rates used by the Company as of and for the year ended December 31, 1997 have ranged from 2.0% to 18.5%, and the prepayment rates used by the Company have ranged from 0.25% to 48.0%.

                       IMPERIAL CREDIT INDUSTRIES, INC.

 Loan Origination Fees

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

  Origination fees on loans held for investment, net of direct costs related to the origination of the loans, are deferred and amortized over the contractual lives of the related loans using the interest method. When a loan is classified as a nonaccrual loan, the related net deferred origination fees are no longer amortized.

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

 Interest Bearing Deposits

  Interest bearing deposits consist of time certificates, investment in federal funds and money market accounts. Amounts are carried at cost which approximates market value.

 Other Real Estate Owned

  Foreclosed real estate is transferred from the loan portfolio at the lower of the cost of the former mortgage loan or net fair value of the property less estimated selling costs and is classified as other real estate owned ("OREO"). The excess carrying value, if any, of the loan over the estimated fair value of the collateral based on appraisal or broker opinion of value less estimated selling costs is charged to the allowance for loan losses. Any subsequent impairments in value are recognized through a valuation allowance. Subsequent increases in fair value are credited to income and reduce the valuation allowance.

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

 Income Taxes

  The Company files a combined California franchise tax return and a consolidated Federal income tax return with all of its subsidiaries except ICG. The Company accounts for income taxes using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                       IMPERIAL CREDIT INDUSTRIES, INC.

 Goodwill

  Goodwill is amortized on a straight-line basis over its estimated useful life of 15 years. Goodwill is reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the asset. Impairment is measured by discounting operating income of the related entity at an appropriate discount rate. At December 31, 1997 and 1996, Goodwill is presented net of accumulated amortization of $25.5 million and $2.2 million, respectively.

 Debt Issue Costs

  Capitalized debt issue costs are included in Other Assets and are amortized to interest expense over the life of the related debt using the interest method.

 Hedging Loans Held for Sale

  The Company regularly securitizes and sells fixed and variable rate mortgage loans. To offset the effects of interest rate fluctuations on the value of its fixed-rate loans held for sale, the Company in certain cases will hedge its interest rate risk related to loans held for sale by selling United States Treasury futures contracts. Unrealized and realized gains and losses on such positions are deferred as an adjustment to the carrying value of loans and leases held for sale and included in income as gain or loss on sale of loans when the related loans are sold.

  Management has determined that hedge accounting is appropriate for the Company's hedging program because the hedged loans expose the Company to price risk. The futures contracts reduce that risk and are designated as hedges, and at the inception of the hedge and throughout the hedge period, there is a high correlation between the price of the futures contracts and the fair value of the loans being hedged. In the event correlation does not remain high, the futures contracts will cease to be accounted for as hedges and a gain or loss will be recognized to the extent the futures results have not been offset by the price changes of the hedged loans.

 Total Rate of Return Swaps

  The Company has entered into total rate of return swap contracts with various investment bank counterparties, the provisions of which entitle the Company to receive the total return on various commercial loans in exchange for a floating payment of one month LIBOR plus a spread. These contracts are off-balance sheet financial instruments. The Company's cash collateral held by the counterparties is included in trading securities. Net income or expense on these contracts is included in interest income, and the contracts are carried at their estimated fair values.

 Equity Investments

  Equity investments are carried under the equity method of accounting. Accordingly, the Company records as a part of its earnings, the ownership percentage of its equity investments net income. Dividends received from such subsidiaries, if any, are credited to the investment balance and not recorded as earnings.

  The Company records gains from the sale of stock in subsidiaries carried under the equity method based on the difference between the Company's equity ownership after the sale and such equity ownership prior to the sale, using the Company's respective ownership percentages. Deferred income tax liabilities on such gains are accrued at the time such gains are recognized.

                       IMPERIAL CREDIT INDUSTRIES, INC.

 Stock Based Compensation

  As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company provides the pro forma net earnings, pro forma income per share, and plan disclosures as set forth in SFAS 123.

 Income Per Share

  Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." This statement replaces the previously reported primary and fully-diluted income per share with basic and diluted income per share. Unlike primary income per share, basic income per share excludes any dilutive effects of stock options. Diluted income per share is similar to fully-diluted income per share. Income per share amounts for all periods ending prior to December 31, 1997, have been restated to conform to the SFAS 128 requirements. The following table reconciles the number of shares used in the computations of basic and diluted income per share for the years ended December 31:

                                                   1997       1996       1995
                                                ---------- ---------- ----------
   Weighted-average common shares outstanding
    during the year used to compute basic
    income per share..........................  38,610,952 36,062,776 31,825,495
   Assumed common shares issued on exercise of
    stock options.............................   2,244,321  2,912,058  3,296,167
                                                ---------- ---------- ----------
   Number of common shares used to compute
    diluted income per share..................  40,855,273 38,974,834 35,121,662
                                                ========== ========== ==========

 Recent Accounting Pronouncements

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements.

  This statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income will thus represent the sum of net income and comprehensive income, although SFAS 130 does not require the use of the terms comprehensive income or other comprehensive income. The accumulated balance of other comprehensive income is required to be displayed separately from retained earnings and additional paid in capital in the statement of financial condition. This statement is effective for the fiscal years and interim periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management believes that the adoption of SFAS 130 will have no significant impact on its financial position or results of operations.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 requires that all public enterprises report financial and descriptive information about reportable operating segments. Operating segments are defined as components regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. Management is in the process of determining the impact, if any, this statement will have on the financial position, results of operations and disclosures of the Company.

  In February 1998, the FASB issued SFAS No. 132 "Employer's Disclosures about Pensions and Other Postretirement Benefits". The statement revises the required disclosures for pensions and other post retirement plans but does not change the measurement or recognition of such plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997. The Company, as required, will adopt this statement during 1998. As the Company does not offer defined benefit pension plans, Management believes that the adoption of SFAS 132 will not have a material effect on the Company's existing disclosures regarding postretirement benefits

                       IMPERIAL CREDIT INDUSTRIES, INC.

4. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  The following information supplements the statement of cash flows:

                                                     YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1997      1996     1995
                                                    --------  -------- --------
                                                          (IN THOUSANDS)
Cash paid during the period for:
  Interest......................................... $119,144  $134,251 $ 93,223
  Income taxes.....................................   24,611    24,134    8,283
Significant non-cash activities:
  Loans transferred from held for investment to
   held for sale...................................      --        --   505,037
  Loans transferred to OREO or repossessed assets..   29,359    14,203   12,302
  Loans transferred from held for sale to held for
   investment......................................   37,007   197,141   83,398
  Loans to facilitate the sale of OREO.............    2,347     1,871    1,315
  Retained interest in loan and lease
   securitizations capitalized.....................   23,592     6,908   14,002
  Transfer of securities from available for sale to
   trading.........................................   15,178       --       --
  Securities received in consideration of IMH
   Termination Agreement...........................   48,167       --       --
  Cancellation of note receivable from ICIFC in
   consideration of IMH Termination Agreement......   29,121       --       --
  Change in unrealized gain on securities available
   for sale........................................   (3,084)    1,799    3,211
Deconsolidation of SPFC, ICIFC and FMAC:
  Decrease in loans held for sale..................  768,025       --       --
  Decrease in interest only and residual
   certificates....................................   87,017       --       --
  Decrease in retained interest in loan
   securitizations.................................   30,035       --       --
  Decrease in capitalized excess servicing.........   23,142       --       --
  Decrease in accrued interest receivable..........    5,026       --       --
  Decrease in other borrowings.....................  693,016       --       --
  Decrease in convertible subordinated debt........   75,000       --       --
Purchase of Auto Marketing Network:
  Assets acquired, including goodwill of $20,770... $ 82,484       --       --
  Liabilities assumed..............................   81,734       --       --
                                                    --------
  Cash paid........................................ $    750       --       --
                                                    ========
Purchase of PrinCap Mortgage Warehouse, Inc.
 assets:
  Assets acquired, including goodwill of $6,800.... $123,767       --       --
  Liabilities assumed..............................       29       --       --
                                                    --------
  Cash paid........................................ $123,738       --       --
                                                    ========

5. INVESTMENT IN FHLB STOCK

  As a member of the FHLB system, the Company's wholly owned subsidiary, SPB, is required to maintain an investment in the capital stock of the FHLB in an amount at least equal to the greater of 1% of residential mortgage assets, or 5% of outstanding borrowings (advances), or 0.3% of total assets. FHLB stock and loans are pledged to secure FHLB advances.

                        IMPERIAL CREDIT INDUSTRIES, INC.

6. SECURITIES AVAILABLE FOR SALE

  The following table provides a summary of securities available for sale with a comparison of amortized cost and fair values as of December 31, 1997 and 1996.

                                                   GROSS      GROSS
                                       AMORTIZED UNREALIZED UNREALIZED   FAIR
 DECEMBER 31, 1997                       COST      GAINS      LOSSES    VALUE
 -----------------                     --------- ---------- ---------- --------
                                                    (IN THOUSANDS)
Investment in IMH stock............... $ 35,037    $  879      $--     $ 35,916
Investment in ICCMIC stock............   42,938     1,961       --       44,899
Avalon total return fund..............    5,000       492       --        5,492
AMN Auto Trust 1997-A Class A-2
 principal-only security..............    6,809       --        --        6,809
IBC 1997-1 Class B-1 subordinated
 bond.................................    4,585       --        --        4,585
IBC 1997-1 Class C-1 interest-only
 security.............................    9,638       --        --        9,638
Other.................................      388       --        --          388
                                       --------    ------      ----    --------
                                       $104,395    $3,332      $ --    $107,727
                                       ========    ======      ====    ========

                                                     GROSS      GROSS
                                         AMORTIZED UNREALIZED UNREALIZED  FAIR
 DECEMBER 31, 1996                         COST      GAINS      LOSSES    VALUE
 -----------------                       --------- ---------- ---------- -------
                                                     (IN THOUSANDS)
Investment in IMH stock................   $   454    $8,668      $--     $ 9,122
SPTL 1996 C-1 interest only securities.     9,829       --        --       9,829
FLRT 1991-A residual interest..........    36,571       --        --      36,571
FLRT 1994-A interest-only security.....     1,814       --        --       1,814
FLRT 1995-A interest-only security.....       964       --        --         964
Other..................................       816       --        --         816
                                          -------    ------      ----    -------
                                          $50,448    $8,668      $ --    $59,116
                                          =======    ======      ====    =======

  Gross realized gains and losses on the sale of available for sale securities were $11.5 million and $936,000, respectively for the year ended December 31, 1997. There were no sales of available for sale securities for the years ended December 31, 1996 and 1995.

7. TRADING SECURITIES

  The following table provides a summary of trading securities as of December 31, 1997 and 1996.

                                                                 1997    1996
                                                               -------- -------
                                                                (IN THOUSANDS)
     U.S. Treasury Securities................................. $ 79,751 $   --
     FLRT 1996-A interest-only securities.....................    8,541     --
     SPTL 1997 C-1 interest-only security.....................    6,637     --
     SPTL 1996 C-1 interest-only securities...................   12,179  25,180
     Other....................................................   13,796     --
                                                               -------- -------
                                                               $120,904 $25,180
                                                               ======== =======

                       IMPERIAL CREDIT INDUSTRIES, INC.

  Gross unrealized gains and losses on trading securities included in income were $709,000 and $835,000 for the year ended December 31, 1997. There were no gross unrealized gains or losses on trading securities included in income for the years ended December 31, 1996 and 1995.

  During the year ended December 31, 1997, the Company entered into total rate of return swap contracts for investment purposes with various investment bank counterparties, the provisions of which entitle the Company to receive the total return on various commercial loans in exchange for a floating payment of one month LIBOR plus a spread. These contracts are off balance sheet instruments. As of December 31, 1997, the Company was party to total rate of return swap contracts with a total notional amount of $150.6 million, under which the Company was obligated to pay one month LIBOR plus a weighted average spread of 0.78%. The weighted average remaining life of these contracts was
37.1 months as of December 31, 1997. For the year ended December 31, 1997, the Company recognized $448,000 in interest income on total return swaps.

  The Company's cash collateral held by the counterparties is included in trading securities. Net income or expense on these contracts is included in interest income, and the contracts are carried at their estimated fair values.

8. LOANS HELD FOR SALE

  Loans held for sale, at the lower of cost or market, consisted of the following at December 31, 1997 and 1996:

                                                                1997     1996
                                                              -------- --------
                                                               (IN THOUSANDS)
     Loans secured by real estate:
       Single family 1-4..................................... $ 13,169 $562,002
       Multi-family..........................................   68,294  186,391
                                                              -------- --------
                                                                81,463  748,393
     Automobile loans........................................    9,102      --
     Leases..................................................   13,561    8,547
     Commercial loans........................................   58,445  183,156
                                                              -------- --------
                                                              $162,571 $940,096
                                                              ======== ========

9. LOANS HELD FOR INVESTMENT, NET

  Loans held for investment consisted of the following at December 31, 1997 and 1996:

                                                            1997        1996
                                                         ----------  ----------
                                                            (IN THOUSANDS)
     Loans secured by real estate:
       Single family 1-4................................ $  244,588  $  375,476
       Multi-family.....................................     17,261       2,527
       Commercial.......................................      1,085      11,011
                                                         ----------  ----------
                                                            262,934     389,014
     Leases.............................................      7,745      99,717
     Installment loans..................................    154,919      34,248
     Franchise loans....................................     62,219     115,910
     Asset based loans..................................    484,832     288,528
     Commercial loans...................................    344,882     173,932
                                                         ----------  ----------
                                                          1,317,531   1,101,349
     Unearned income....................................     (7,850)     (6,336)
     Deferred loan fees.................................     (4,916)     (6,415)
                                                         ----------  ----------
                                                          1,304,765   1,088,598
       Allowance for loan and lease losses..............    (38,047)    (19,999)
                                                         ----------  ----------
                                                         $1,266,718  $1,068,599
                                                         ==========  ==========

                       IMPERIAL CREDIT INDUSTRIES, INC.

  The Company's loans held for investment are primarily comprised of first and second lien mortgages secured by residential and income producing real property in California, leases secured by equipment, asset based loans to middle market companies mainly in California, loans to experienced franchisees of nationally recognized restaurant concepts, and participations in syndicated commercial loans. As a result, the loan portfolio has a high concentration in the same geographic region. Although the Company has a diversified portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economy of California.

  Activity in the allowance for loan and lease losses was as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     --------  -------  -------
                                                          (IN THOUSANDS)
   Balance, beginning of year....................... $ 19,999  $13,729  $ 7,054
   Provision for loan and lease losses..............   38,951    9,773    5,450
   Business acquisitions and bulk loan purchases....   11,161    4,500    4,320
   Sale of Leases...................................     (900)     --       --
   Deconsolidation of ICIFC.........................     (687)     --       --
   Loans charged off................................  (31,053)  (8,326)  (3,106)
   Recoveries on loans previously charged off.......      576      323       11
                                                     --------  -------  -------
   Net charge-offs..................................  (30,477)  (8,003)  (3,095)
                                                     --------  -------  -------
   Balance, end of period........................... $ 38,047  $19,999  $13,729
                                                     ========  =======  =======

  As of December 31, 1997 and 1996 and 1995, non-accrual loans totaled $70.6 million, $50.1 million, and $31.0 million, respectively. Interest income foregone on nonaccrual loans was $4.9 million, $1.1 million, and $492,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

  At December 31, 1997 and 1996, impaired loans and the related allowance for loan and lease losses were as follows:

                                     1997                          1996
                         ----------------------------- -----------------------------
                                    SPECIFIC                      SPECIFIC
                                    ALLOWANCE                     ALLOWANCE
                          RECORDED     FOR    CARRYING  RECORDED     FOR    CARRYING
                         INVESTMENT  LOSSES    VALUE   INVESTMENT  LOSSES    VALUE
                         ---------- --------- -------- ---------- --------- --------
                                               (IN THOUSANDS)
Nonaccrual loans........  $70,631    $(5,351) $65,280   $38,297    $(3,671) $34,626
Restructured loans......      --         --       --        800         (4)     796
                          -------    -------  -------   -------    -------  -------
Total impaired loans....  $70,631    $(5,351) $65,280   $39,097    $(3,675) $35,422
                          =======    =======  =======   =======    =======  =======

  Impaired loans averaged $61.8 million, $33.3 million and $21.1 million during 1997, 1996 and 1995 respectively. During 1997 total interest income recognized on impaired loans was not material. During 1996 total interest income recognized on impaired loans was $2.0 million and was immaterial during 1995. At December 31, 1997, total impaired loans were comprised of $40.1 million which had $5.4 million of specific allowances for losses and $30.5 million with no related specific allowance. There were no impaired loans without a related allowance for losses at December 31, 1996 and 1995.

10. RESTRUCTURING

  Restructuring charges of $3.8 million were recognized during the year ended December 31, 1996. The charge represents those costs incurred in connection with the Company's exit from the conforming mortgage banking business. During the first quarter of 1996, the Company committed itself to, and began the execution of, an exit plan that specifically identified the necessary actions to be taken to complete the exit from the origination,

                       IMPERIAL CREDIT INDUSTRIES, INC.

sale and servicing of conforming residential mortgage loans. During 1996, the Company sold the majority of its wholesale mortgage origination offices and disposed of fixed assets related to its former conforming residential mortgage lending business. The Company believes that significant changes to the exit plan are not likely, and that the exit plan should be completed in the second quarter of 1998.

  Activity in the allowance for restructuring charges during 1997 and 1996 was as follows:

                                               1996      1997
                                             --------  --------
                                   ALLOWANCE CHARGES   CHARGES     BALANCE AT
                                   PROVIDED  INCURRED  INCURRED DECEMBER 31, 1997
                                   --------- --------  -------- -----------------
                                                  (IN THOUSANDS)
Disposition of wholesale mortgage
 origination offices.............   $2,500   $(2,354)   $(146)        $--
Disposal of fixed assets.........    1,000      (886)    (114)         --
Other............................      300       --      (229)          71
                                    ------   -------    -----         ----
  Total..........................   $3,800   $(3,240)   $(489)        $ 71
                                    ======   =======    =====         ====

11. CAPITALIZED EXCESS SERVICING FEES RECEIVABLE

  Changes in capitalized excess servicing fees receivable were as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
   Beginning Balance............................. $ 23,142  $ 33,181  $  4,319
   Present value of excess servicing fees on
    loans sold...................................      --     19,448    40,353
   Amortization..................................      --    (24,812)  (11,491)
   Writedowns....................................      --     (4,675)      --
   Deconsolidation of ICIFC......................  (23,142)      --        --
                                                  --------  --------  --------
   Ending balance................................ $    --   $ 23,142  $ 33,181
                                                  ========  ========  ========

  Capitalized excess servicing fees receivable are net of a valuation allowance of $4.5 million at December 31, 1996.

12. PURCHASED AND ORIGINATED SERVICING RIGHTS

  Changes in purchased and originated servicing rights were as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                     1997      1996     1995
                                                    -------  --------  -------
                                                         (IN THOUSANDS)
   Beginning Balance............................... $14,887  $ 18,428  $16,746
   Additions.......................................   2,982    10,970    7,340
   Increase as a result of the FMAC acquisition....     --        --     3,805
   Decrease as a result of the ICIFC
    deconsolidation................................  (8,785)      --       --
   Bulk purchase of servicing......................     --        --       757
   Sales of servicing rights.......................  (1,264)  (13,390)  (6,234)
   Amortization--accelerated.......................  (2,217)      --    (1,176)
   Amortization--scheduled.........................    (872)   (1,121)  (2,810)
                                                    -------  --------  -------
   Ending balance.................................. $ 4,731  $ 14,887  $18,428
                                                    =======  ========  =======

  The servicing portfolio associated with purchased and originated servicing rights at December 31, 1997 and 1996 was $665.3 million and $1.0 billion, respectively.

                       IMPERIAL CREDIT INDUSTRIES, INC.

13. PREMISES AND EQUIPMENT, NET

  Premises and equipment consisted of the following at December 31, 1997 and 1996:

                                                                1997     1996
                                                               -------  -------
                                                                (IN THOUSANDS)
     Premises and equipment................................... $14,504  $19,606
     Leasehold improvements...................................   1,371    1,394
                                                               -------  -------
                                                                15,875   21,000
     Less accumulated depreciation and amortization...........  (6,362)  (8,558)
                                                               -------  -------
                                                               $ 9,513  $12,442
                                                               =======  =======

14. DEPOSITS

  Deposits of $100,000 and over totaled approximately $236.4 million and $220.8 million at December 31, 1997 and 1996, respectively. Interest expense associated with certificates of deposit of $100,000 and over was approximately $15.6 million, $13.6 million, and $15.4 million for the years ended December 31, 1997, 1996, and 1995, respectively.

15. BORROWINGS FROM FEDERAL HOME LOAN BANK

  SPB is approved as a member of the Federal Home Loan Bank ("FHLB") to borrow up to a maximum of 35% of the assets of SPB. These borrowings must be fully collateralized by qualifying mortgage loans and may be in the form of overnight funds or term borrowings at SPB's option. At December 31, 1997 and 1996, all of the outstanding borrowings from the FHLB were scheduled to mature within one year. The FHLB advances are secured by the investment in stock of the FHLB and certain real estate mortgage loans with a carrying value of $104.7 million and $228.5 million at December 31, 1997 and 1996, respectively. At December 31, 1997, 1996 and 1995, FHLB borrowings are summarized as follows:

                                                      1997      1996     1995
                                                    --------  --------  -------
                                                       (DOLLARS IN THOUSANDS)
     Balance at year end........................... $ 45,000  $140,500  190,000
     Maximum outstanding at any month end..........  109,500   338,000  435,000
     Average balance during the year...............   56,761   188,765  292,000
     Weighted average rate during the year.........     5.82%     6.10%    6.26%
     Weighted average rate at year end.............     6.71%     6.30%    6.10%

  Interest expense on borrowings from the FHLB was $3.3 million, $12.1 million and $19.4 million for the years ended December 31, 1997, 1996 and 1995, respectively.

16. OTHER BORROWINGS

  Other borrowings primarily consist of revolving warehouse lines of credit to fund the Company's and its subsidiaries' lending activities. At December 31, 1997 and 1996, approximately $159 million and $700 million of loans and securities were pledged as collateral for other borrowings.

  These lines of credit are short term and management believes these lines will be renewed in the normal course of business. Certain covenants exist in regards to these lines of credit with which the Company was in

                       IMPERIAL CREDIT INDUSTRIES, INC.

compliance at December 31, 1997 and 1996. ICII and its subsidiaries have various revolving warehouse lines of credit and repurchase facilities available at December 31, 1997, as follows:

                         INTEREST                            INDEX
                           RATE   COMMITMENT OUTSTANDING (BASIS POINTS) EXPIRATION DATE
                         -------- ---------- ----------- -------------- ---------------
                                             (DOLLARS IN THOUSANDS)
Greenwich Capital
 Financial (AMN)........   7.25%   $125,000   $ 20,058   Libor plus 125  March 10, 1998
Donaldson, Lufkin and
 Jenrette (Corona Film
 Finance Fund)..........   5.85      79,591     79,591   Fixed rate     January 7, 1998
Core States (IBC).......   8.17      30,000     10,192   Libor plus 220 October 6, 1998
Morgan Stanley (SPB)....   6.51     200,000     35,000   Libor plus 50  October 1, 1998
                                   --------   --------
                           6.37    $434,591   $144,841
                                   ========   ========

  ICII and its subsidiaries had various revolving warehouse lines of credit available at December 31, 1996, as follows:

                                              INTEREST
                                                RATE    COMMITMENT  OUTSTANDING
                                              -------- ------------ -----------
                                                   (DOLLARS IN THOUSANDS)
PaineWebber (ICII)...........................   6.81%  $    200,000  $  5,686
Banco Santander (FMAC).......................   7.63         50,000    16,229
First Boston (FMAC)..........................   7.31        200,000    48,773
Greenwich Capital Markets (FMAC)                7.36    unspecified    35,158
Lehman Brothers (SPFC).......................    --         200,000        --
Imperial Warehouse Lending Group (ICIFC).....   8.25        600,000   337,380
Core States (IBC)............................   7.61         10,000     1,111
Conti (IBC)..................................   7.50        100,000    87,657
Morgan Stanley Mortgage Capital (SPFC).......   6.16        150,000   152,681
Imperial Warehouse Lending Group (ICII)......   8.00         20,000     5,077
Warehouse Lending Corporation of America
 (ICII)......................................   7.94         20,000     4,600
                                                       ------------  --------
                                                7.55   $  1,550,000  $694,352
                                                       ============  ========

  Interest expense on other borrowings was $29.6 million, $64.4 million and $35.8 million for the years ended December 31, 1997, 1996 and 1995, respectively.

                       IMPERIAL CREDIT INDUSTRIES, INC.

17. SENIOR NOTES

                                                       DECEMBER 31, 1997
                                               ---------------------------------
                                                          UNAMORTIZED
                                               FACE VALUE  DISCOUNT   BOOK VALUE
                                               ---------- ----------- ----------
     9.75% Senior Notes due 2004..............  $ 20,174     $(361)    $ 19,813
     9.875% Senior Notes due 2007.............   200,000       --       200,000
                                                --------     -----     --------
                                                $220,174     $(361)    $219,813
                                                ========     =====     ========

                                                       DECEMBER 31, 1996
                                               ---------------------------------
                                                          UNAMORTIZED
                                               FACE VALUE  DISCOUNT   BOOK VALUE
                                               ---------- ----------- ----------
     9.75% Senior notes due 2004..............  $90,000     $(1,791)   $88,209
                                                -------     -------    -------
                                                $90,000     $(1,791)   $88,209
                                                =======     =======    =======

  During the first quarter of 1997, the Company successfully completed a $200.0 million offering of 9.875% Senior Notes due 2007 (the "9.875% Senior Notes"). A portion of the proceeds from the offering was used to repurchase $69.8 million of the outstanding 9.75% Senior Notes due 2004 (the "9.75% Senior Notes") on which the Company recorded an extraordinary after-tax loss of $4.0 million. The remaining proceeds were used to make capital contributions to subsidiaries, strategic acquisitions, investments, and for general corporate purposes. The effective interest rate on the tendered notes was approximately 10.8% after the amortization of original issue discount and deferred bond issue costs. The effective interest rate on the new notes is approximately 10.4% after the amortization of deferred bond issue costs. The Company engaged in the tender offer and new issuance in order to obtain a more favorable debt covenant package and to raise new capital to support its growing businesses.

  The 9.875% Senior Notes may be redeemed after January 15, 2002 at the option of the Company until maturity at a declining premium, plus accrued interest. The 9.875% Senior Notes are general unsecured obligations of the Company ranking pari passu with all senior indebtedness of the Company, but are effectively subordinated to the liabilities of SPB. The Indenture for the 9.875% Senior Notes includes provisions which limit the ability of the Company to incur additional indebtedness or issue certain stock of the Company, to make certain investments, engage in certain transactions with affiliates, create restrictions on the ability of subsidiaries to pay dividends or certain other distributions, create liens and encumbrances, or allow its subsidiaries to issue certain classes of stock. As of December 31, 1997, the Company was in compliance with the debt covenants related to the 9.875% Senior Notes.

  In January 1994, the Company issued $90.0 million of 9.75% Senior Notes. At December 31, 1997 and 1996, $20.2 million and $90.0 million of the 9.75% Senior Notes were outstanding, respectively. The 9.75% Senior Notes may be redeemed after January 15, 1999 at the option of the Company until maturity at a declining premium, plus accrued interest. The 9.75% Senior Notes are unsecured and rank pari passu with all other senior unsecured indebtedness of the Company, but are effectively subordinated to the liabilities of SPB.

  The Indenture for the 9.75% Senior Notes includes provisions which limit the ability of the Company to incur additional indebtedness or issue certain stock of the Company, to make certain investments, engage in certain transactions with affiliates, create restrictions on the ability of subsidiaries to pay dividends or certain other distributions, create liens and encumbrances, or allow its subsidiaries to issue certain classes of stock. As of December 31, 1997 and 1996, the Company was in compliance with the debt covenants related to the 9.75% Senior Notes.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  Total interest expense on the Senior Notes for the years ended December 31, 1997, 1996 and 1995 was $21.7 million, $9.0 million and $8.4 million, respectively.

18. CONVERTIBLE SUBORDINATED DEBENTURES

  At December 31, 1996, the SPFC convertible subordinated debentures were convertible into 3,151,125 shares of common stock of the Company's former consolidated subsidiary, SPFC, at a conversion price of $23.80 per share, at any time prior to maturity. Interest on the convertible subordinated debentures is payable semi-annually. Debt issuance costs of $2.8 million associated with the convertible subordinated debentures were being amortized over ten years using the effective interest method. Total interest expense on the convertible subordinated debentures for the year ended December 31, 1996 was $887,093. The convertible subordinated debentures were deconsolidated during the first quarter of 1997 when the Company reduced its ownership percentage in SPFC to below 50%.

19. REMARKETED PAR SECURITIES

  During the second quarter of 1997, Imperial Credit Capital Trust I ("ICCTI"), a subsidiary of the Company organized for the sole purpose of issuing trust securities, issued $70.0 million of 10.25% Remarketed Par Securities ("ROPES") due June 14, 2002 at par. The ROPES are secured by resettable rate debentures which are general unsecured obligations of the Company and can be redeemed at par upon their maturity or remarketed as 30 year capital instruments at the Company's option. Under current tax law, the interest payments on these securities are tax-deductible. The proceeds from the offering were used for capital contributions to subsidiaries, strategic acquisitions, investments and general corporate purposes. Interest expense on the ROPES was $4.3 million for the year ended December 31, 1997.

  The Trust Indenture for the ROPES includes provisions which limit the ability of the Company to incur additional indebtedness or issue certain stock of the Company, to make certain investments, engage in certain transactions with affiliates, create restrictions on the ability of subsidiaries to pay dividends or certain other distributions, create liens and encumbrances, or allow its subsidiaries to issue certain classes of stock. As of December 31, 1997, the Company was in compliance with the debt covenants related to the ROPES.

20. PREFERRED AND COMMON STOCK

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

  In the fourth quarter of 1997, the Company's board of directors announced the authorization to repurchase approximately 5% of the company's common stock, or as much as 1.9 million shares. During 1997, the Company repurchased and retired 25,000 shares of common stock under this program.

  During 1996, the Company issued an additional 2.4 million shares to the public, generating net proceeds of $59.2 million, which is net of expenses of $891,000.

  On October 22, 1996, the Company effected a 2-for-1 stock split to shareholders of record as of October 15, 1996.

  On February 26, 1996, the Company paid a stock dividend to shareholders of record as of February 12, 1996. One new share of Common Stock was issued for each, 10 shares currently held by shareholders.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  On October 24, 1995, the Company effected a 3-for-2 stock split to shareholders of record as of October 10, 1995.

21. INCOME TAXES

  The Company's income taxes for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                       1997     1996    1995
                                                      -------  ------- -------
                                                          (IN THOUSANDS)
     Current:
       Federal....................................... $41,988  $31,138 $ 7,803
       State.........................................  13,551   12,210   2,452
                                                      -------  ------- -------
         Total current...............................  55,539   43,348  10,255
                                                      -------  ------- -------
     Deferred:
       Federal.......................................   4,399   16,009   1,846
       State.........................................   1,792    6,095     274
                                                      -------  ------- -------
         Total deferred..............................   6,191   22,104   2,120
                                                      -------  ------- -------
     Taxes credited (charged) to shareholders'
      equity.........................................   2,916    4,422  (2,231)
     Reduction of deferred tax liability due to FMC
      public offering ...............................  (5,899)     --      --
                                                      -------  ------- -------
     Taxes on income before extraordinary item.......  58,747   69,874  10,144
     Current taxes--extraordinary item...............  (2,919)     --      --
                                                      -------  ------- -------
     Income taxes.................................... $55,828  $69,874 $10,144
                                                      =======  ======= =======

  The Company's current income taxes payable totaled approximately $24.8 million and $25.7 million at December 31, 1997 and 1996, respectively.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  Deferred income taxes arise from differences in the timing of recognition of income and expense for tax and financial reporting purposes. The following table shows the primary components of the Company's net deferred tax liability at December 31, 1997 and 1996.

                                                              1997      1996
                                                            --------  --------
                                                             (IN THOUSANDS)
Deferred tax assets:
  Allowances for loan losses............................... $ 13,156  $  4,365
  Unrealized gain on loans and securities..................      --      1,671
  State taxes..............................................    7,099     5,677
  Executive stock options..................................      543       548
  Other....................................................      213     1,309
                                                            --------  --------
    Total..................................................   21,011    13,570
                                                            --------  --------
  Valuation allowance......................................      --        --
                                                            --------  --------
  Deferred tax assets, net of valuation allowance..........   21,011    13,570
                                                            --------  --------
Deferred tax liabilities:
  Sales/Investments in FMAC/SPFC/ICIFC.....................  (41,984)  (12,934)
  Purchased and originated servicing rights................      --     (5,222)
  Gain on sale of servicing................................     (926)   (8,934)
  Excess servicing gains...................................   (1,143)   (6,162)
  Leases...................................................   (7,915)   (3,930)
  Deferred loan fees.......................................     (505)     (510)
  Depreciation.............................................   (1,160)     (468)
  Unrealized gain on securities available for sale.........   (1,363)   (3,473)
  FHLB stock dividends.....................................   (1,791)   (1,522)
                                                            --------  --------
    Total..................................................  (56,787)  (43,155)
                                                            --------  --------
Net deferred tax liability................................. $(35,776) $(29,585)
                                                            ========  ========

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

  A reconciliation of the statutory Federal corporate income tax rate of 35% to the effective income tax rate is as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              ----------------
                                                              1997  1996  1995
                                                              ----  ----  ----
     Statutory U.S. federal income tax rate.................. 35.0% 35.0% 35.0%
     Increase (reduction) in rate resulting from:
       State income taxes, net of Federal benefit............  6.3   7.5   7.3
       Reduction of deferred tax liability due to FMC public
        offering............................................. (3.7)  --    --
       Other, net............................................ (0.7)  1.8  (0.3)
                                                              ----  ----  ----
     Effective income tax rate............................... 36.9% 44.3% 42.0%
                                                              ====  ====  ====

                       IMPERIAL CREDIT INDUSTRIES, INC.

22. EMPLOYEE BENEFIT PLANS

 PROFIT SHARING AND 401(K) PLAN

  Under the Company's 401(k) plan, employees may elect to enroll on the first of any month, provided that they have been employed for at least six months. Employees may contribute up to 14% of their salaries. The Company will match 50% of the first 4% of employee contributions. The Company recorded 401(k) matching expense of $296,000, $305,000, and $209,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

  An additional Company contribution may be made at the discretion of the Company. Should a discretionary contribution be made, the contribution would first be allocated to those employees deferring salaries in excess of 4%. The matching contribution would be 50% of any deferral in excess of 4% up to a maximum deferral of 8%.

  Should discretionary contribution funds remain following the allocation outlined above, any remaining Company matching funds would be allocated as a 50% match of employee contributions on the first 4% of the employee's deferrals. Discretionary contributions of $0, $350,000, and $200,000 were charged to operations in each of the years ending December 31, 1997, 1996, and 1995.

  Company matching contributions are made as of December 31st each year.

 1992 STOCK OPTION PLAN

  A total of 2,292,632 shares of the Company's Common Stock has been reserved for issuance under the Company's 1992 Incentive Stock Option and Nonstatutory Stock Option Plan (the "1992 Stock Option Plan"), which expires by its own terms in 2002. A total of 1,082,493 options were outstanding at December 31, 1997.

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

 1996 STOCK OPTION PLAN

  The Company adopted the 1996 Stock Option, Deferred Stock and Restricted Stock Plan (the "1996 Stock Option Plan"), which provides for the grant of ISOs that meet the requirements of Section 422 of the Code, NQSOs and awards consisting of deferred stock, restricted stock, stock appreciation rights and limited stock appreciation rights ("Awards"). The 1996 Stock Option Plan is administered by a committee of directors appointed by the Board of Directors (the "Committee"). ISOs may be granted to the officers and key employees of the Company or any of its subsidiaries.

                       IMPERIAL CREDIT INDUSTRIES, INC.

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

  A total of 3,000,000 shares of the Company's Common Stock has been reserved for issuance under the 1996 Stock Option Plan and a total of 1,453,200 options were outstanding at December 31, 1997.

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

  A summary of changes in outstanding stock options follows:

                                                  DECEMBER 31,
                                 --------------------------------------------------
                                      1997             1996             1995
                                 ---------------- ---------------- ----------------
                                         WEIGHTED         WEIGHTED         WEIGHTED
                                 NUMBER  AVERAGE  NUMBER  AVERAGE  NUMBER  AVERAGE
                                   OF     OPTION    OF     OPTION    OF     OPTION
      SHARES IN THOUSANDS        SHARES   PRICE   SHARES   PRICE   SHARES   PRICE
      -------------------        ------  -------- ------  -------- ------  --------
Options outstanding, January 1.  2,589    $8.58   1,637    $2.94   1,758    $2.46
Options granted................    470    18.72   1,609    13.62     394     5.01
Options exercised..............   (430)    2.61    (295)    2.61    (323)    2.55
Options canceled...............    (93)   10.56    (362)    8.32    (192)    2.80
                                 -----    -----   -----    -----   -----    -----
Options outstanding, December
 31............................  2,536    11.41   2,589     8.58   1,637     2.94
                                 =====            =====            =====
Options Exercisable............    678     6.95     551     2.47     467     2.24

  There were 1,636,431 options available for future grants at December 31, 1997.

  The stock option information presented in the above tables reflects the 2-for-1 stock split and 1-for-10 stock dividend in 1996, 3-for-2 stock split paid in 1995, the 1-for-10 stock dividend paid in 1993, and the 1-for-19 stock dividend paid in 1992.

  Effective January 1, 1996, The Company adopted the disclosure requirements of SFAS 123, and continued to measure its employee stock-based compensation arrangements under the provisions of APB 25. Accordingly, no compensation expense has been recognized for the stock option plan. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1997    1996    1995
                                                         ------- ------- -------
                                                          (IN THOUSANDS, EXCEPT
                                                             PER SHARE DATA)
     Net income:
       As reported...................................... $85,921 $75,984 $14,193
       Pro forma........................................  81,707  74,733  14,089
     Basic income per share:
       As reported...................................... $  2.23 $  2.11 $  0.45
       Pro forma........................................    2.12    2.07    0.44
     Diluted income per share:
       As reported...................................... $  2.10 $  1.95 $  0.40
       Pro forma........................................    2.00    1.92    0.40

  The effects of applying SFAS 123 for disclosing compensation cost may not be representative of the effects on reported net income for future years.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  The weighted average fair value at date of grant of options granted during 1997, 1996 and 1995 was $11.27, $6.22 and $3.09 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                            -------------------
                                                            1997   1996   1995
                                                            -----  -----  -----
     Expected life (years).................................  5.53   3.40   3.43
     Interest rate.........................................  5.76%  5.48%  5.14%
     Volatility............................................ 64.33  57.51  60.80
     Dividend yield........................................  0.00%  0.00%  0.00%

23. EXECUTIVE COMPENSATION

 Employment Agreements

  On January 1, 1997, the Company entered into five-year employment contracts with H. Wayne Snavely, Chairman of the Board, President and Chief Executive Officer, Kevin E. Villani, Executive Vice President, Chief Financial Officer and a Director and Stephen J. Shugerman, President of SPB and a Director, which provide for minimum annual aggregate compensation of $1 million, subject to adjustment for inflation, plus an annual bonus approved by the Company's Board of the Directors based on the attainment of performance objectives, including the Company's return on equity, earnings per share and increase in the price of the Company's common stock. The total cash compensation of the three senior officers is limited in the aggregate to $2.95 million annually.

 Stock Options

  On January 1, 1992, options were granted to three senior officers of the Company to purchase a total of 2,292,628 shares, adjusted for stock dividends and splits, of the Company's Common Stock. The exercise price of these options is $0.89 per share of common stock for one-half of the options, with the other half exercisable at $1.40 per share. These options became exercisable in September 1995 (vesting was accelerated from January 1, 1997). These options expire on December 1, 2001 and are not covered by the Company's stock option plan.

  Compensation expense relating to these options was recorded in the Company's consolidated financial statements over a four year period which ended December 31, 1995 for an amount representing the difference between the exercise price of the options and the market price of the Company's stock at the grant date. The aggregate amount of compensation expense recognized on these stock options since their grant date is $2,178,000.

  The amount of compensation expense recorded for the year ended December 31, 1995 related to the stock options was $871,200.

24. INTEREST RATE SWAPS

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

  As a part of the SPB securitization in the third quarter of 1996 of $277.0 million of multi-family and commercial mortgage loans, the Company delivered subordinate bonds of approximately $22 million into a total rate of return swap with JP Morgan. The provisions of the swap entitle the Company to receive the total return on the subordinate bonds delivered in exchange for a floating payment of LIBOR plus a spread of 1.95%. The swap was an off balance sheet instrument, and it expired on September 30, 1997.

25. COMMITMENTS AND CONTINGENCIES

 Loan Servicing

  As of December 31, 1997 and 1996 the Company was servicing loans for others, directly and through sub-servicing arrangements, totaling approximately $1.3 billion and $2.1 billion, respectively.

  Related fiduciary funds held in trust for investors in non-interest bearing accounts totaled $8.3 million and $1.3 million at December 31, 1997 and 1996, respectively. These funds are segregated in special bank accounts and are held as deposits at SPB. The Company is a guarantor of certain performances and lease servicing by IBC. The Company is a guarantor for AMN's performance with regards to the Auto Trust 1997-A securitization.

 Sales of Loans and Servicing Rights

  In the ordinary course of business, the Company is exposed to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of servicing rights. Under certain circumstances, the Company is required to repurchase mortgage loans if there has been a breach of representations or warranties. The Company provided $5.4 million in 1997 as an allowance for losses on repurchases of former mortgage banking loans.

  During the years ended December 31, 1997 and 1996, the Company retained servicing rights on $197.8 million and $35.1 million of mortgage loans sold through traditional secondary market channels and $919.1 million and $1.3 billion on loans and leases sold through securitizations. Additionally, during the year ended December 31, 1996, the Company released servicing rights to the purchasers on $627.0 million of mortgage loans sold. During the year ended December 31, 1995, the Company retained servicing rights on $794.9 million of mortgage loans sold, and released servicing rights to the purchasers on $1.1 billion of mortgage loans sold.

 Loan Commitments

  As of December 31, 1997 and 1996, the Company had unfunded open loan commitments amounting to $655.3 million and $642.8 million, respectively, to fund loans. There is no exposure to credit loss in this type of commitment until the loans are funded. Interest rate risk is mitigated by the use of forward contracts to sell loans to investors.

                       IMPERIAL CREDIT INDUSTRIES, INC.

 Forward Contracts

  The Company sold mortgage-backed securities through forward delivery contracts with major dealers in such securities, primarily through its former mortgage banking operations. At December 31, 1997 and 1996, the Company had $0 and $143.0 million, respectively, in outstanding commitments to sell mortgage loans through mortgage-backed securities.

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

  As of December 31, 1997 and 1996, the Company had open positions of $16.4 million and $183.7 million related to the sales of United States Treasury futures contracts hedging the interest rate risk on fixed rate loans held for sale. At December 31, 1997, the Company had unrealized gains of $277,000 on open positions. At December 31, 1996, the Company had unrealized losses of $1.7 million on open positions.

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

  The Company had $0 and $70.0 million notional amount of written call option contracts outstanding at December 31, 1997 and 1996, respectively. The Company received $0 and $366,000 in premiums related to the options outstanding at December 31, 1997 and 1996, respectively. There were no option contracts exercised during the year.

 Lease Commitments

  Minimum rental commitments under all noncancelable operating leases at December 31, 1997 were as follows:

                                                    (IN THOUSANDS)
                                                    --------------
         1998......................................    $ 4,629
         1999......................................      3,664
         2000......................................      3,421
         2001......................................      2,828
         2002......................................      2,572
         Thereafter................................      1,493
                                                       -------
           Total...................................    $18,607
                                                       =======

                       IMPERIAL CREDIT INDUSTRIES, INC.

  Rent expense for the years ended December 31, 1997, 1996 and 1995 was $4.0 million, $4.2 million, and $3.6 million, respectively.

 Legal Proceedings

  The Company is a defendant in Fortune Mortgage Corporation et al. vs. ICII et al., originally filed in Orange County Superior Court on March 5, 1997 and recently ordered removed to arbitration under the auspices of the American Arbitration Association. The complaint alleges breach of contract, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, fraud, conspiracy to commit fraud, aiding and abetting fraud, contractual indemnity and reimbursement, money had and received, and unjust enrichment arising from the Company's sale of a group of loan production offices to plaintiffs. The plaintiffs seek rescission, restitution and general, special and/or consequential damages, and also exemplary and punitive damages as relate to the claims regarding fraud. The plantiffs are seeking approximately $3.5 million in general damages and approximately $10.0 million in punitive damages.

  In Steadfast Insurance Co., Inc. vs. AMN and ICII, filed on August 12, 1997 in the U.S. District Court, Northern District of Illinois, the plaintiff seeks a declaratory judgment, compensatory damages in the amount of $9 million and punitive damages arising from an alleged breach of contract and allegedly fraudulent conduct by AMN. The claim relates to an insurance policy issued to AMN in 1993 covering certain losses resulting from auto loan defaults.

  The Company and a Director are defendants in Judy L. Resnick v. Imperial Credit Industries, Inc., et al originally filed on January 14, 1998, in Los Angeles Superior Court. The complaint alleges conspiracies by the defendants to defraud, interfere with advantageous business relationships, defame, and breach of fiduciary duty as well as actual fraud, defamation, and breach of implied covenant of good faith and fair dealing arising out of ICG's acquisition of substantially all of the assets of Dabney/Resnick/Imperial. The plaintif is seeking actual, consequential, incidental, general and punitive damages in a sum of not less than $25 million.

  The Company is involved in additional litigation arising in the normal course of business.

  All of the above referenced actions are being actively defended and although the ultimate outcome can not be estimated, management believes, based in part upon the advice of legal counsel, that none of these proceedings will have a material effect on the Company's financial condition or results of operations.

26. FAIR VALUE OF FINANCIAL INSTRUMENTS

  Financial instruments include securities, loans receivable, time deposits and various off-balance sheet items. Because no market exists for a portion of the Company's loans held for investment and securitization related assets, fair value estimates are based on judgments regarding credit risk, investor expectation of future economic conditions, normal cost of administration and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the fair value estimates presented do not include the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

                       IMPERIAL CREDIT INDUSTRIES, INC.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

FINANCIAL ASSETS

  The carrying values of cash, interest bearing deposits, FHLB stock, and accrued interest receivable are considered to approximate fair value. The carrying values of securities held for trading and available for sale approximate fair value. Such market value is determined by reference to quoted market prices. When quoted market prices are not available, fair value is estimated by reference to market values for similar securities or by discounting cash flows at an appropriate risk rate. The fair value of loans held for sale is based on forward sales contracts or quoted market prices. The fair value of loans held for investment is estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices for similar instruments, taking into consideration the varying degrees of credit risk.

  The fair value of servicing rights, excess servicing fees and securitization related assets is estimated by discounting future cash flows using appropriate risk, default and prepayment rates. The fair value of investments in unconsolidated publicly traded affiliates is based on quoted market prices.

FINANCIAL LIABILITIES

  The carrying amounts of deposits due on demand and accrued interest payable is considered to approximate fair value. For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar maturities. The fair value of debt is based on rates currently available to the Company for debt with similar terms and remaining maturities.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

  The fair value of lending commitments is estimated using the fees currently charged to enter into similar agreements; such estimated fair value is not material. The fair value of interest rate swaps, forward treasury contracts, interest rate futures and interest rate swaps is based on quoted market prices. The fair value of option contracts is based on the unamortized premium.

                        IMPERIAL CREDIT INDUSTRIES, INC.

  The estimated fair values of the Company's financial instruments at December 31, 1997 and 1996 are as follows:

                                           1997                  1996
                                   --------------------- ----------------------
                                    CARRYING  ESTIMATED   CARRYING   ESTIMATED
                                     AMOUNT   FAIR VALUE   AMOUNT    FAIR VALUE
                                   ---------- ---------- ----------  ----------
                                                 (IN THOUSANDS)
ASSETS:
Cash.............................  $   50,597 $   50,597 $   74,247  $   74,247
Interest bearing deposits........     103,738    103,738      3,369       3,369
Investment in Federal Home Loan
 Bank stock......................       5,646      5,646     17,152      17,152
Securities held for trading......     115,905    115,905     25,180      25,180
Securities available for sale....     112,726    112,726     59,116      59,116
Loans held for sale..............     162,571    168,262    940,096     954,299
Loans held for investment, net...   1,266,718  1,286,820  1,068,599   1,081,053
Purchased and originated
 servicing rights................       4,731      4,731     14,887      14,887
Capitalized excess servicing fees
 receivable......................         --         --      23,142      23,142
Retained interest in loan and
 lease securitizations...........      43,105     43,105     49,548      49,548
Interest only and residual
 certificates....................         --         --      87,017      87,017
Accrued interest receivable......       9,132      9,132     13,847      13,847
Investments in unconsolidated
 subsidiaries....................     118,402    330,427        --          --
LIABILITIES:
Deposits.........................  $1,156,022 $1,160,294 $1,069,184  $1,069,624
Borrowings from Federal Home Loan
 Bank............................      45,000     45,000    140,500     140,500
Other borrowings.................     144,841    144,841    694,352     694,352
Remarketed par securities........      70,000     70,000        --          --
Senior notes.....................     219,813    219,474     88,209      93,150
Convertible debentures...........         --         --      75,000      75,000
Accrued interest payable.........      21,484     21,484     14,034      14,034
OFF BALANCE SHEET ITEMS:
Options..........................         --         --         366         366
Interest rate swap...............         --         --         --        1,166
Forward treasury contracts.......         277        277     (1,700)     (1,700)

                       IMPERIAL CREDIT INDUSTRIES, INC.

27. SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                THREE MONTHS ENDED
                                     ------------------------------------------
                                     MARCH 31 JUNE 30  SEPTEMBER 30 DECEMBER 31
                                     -------- -------  ------------ -----------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Year ended December 31, 1997
  Gain on sale of loans............. $ 8,666  $28,558    $20,512      $ 9,987
  Net interest income...............  20,808   23,723     29,181       27,631
  Other revenues....................  13,691   10,960     25,405      128,517
  Provision for loan and lease
   losses...........................   2,870    5,736      9,559       20,786
  Other expenses....................  21,134   29,064     35,090       64,224
  Net income........................   7,037   14,073     14,589       50,222
  Income per share:
    Basic........................... $  0.18  $  0.37    $  0.38      $  1.29
    Diluted......................... $  0.17  $  0.35    $  0.36      $  1.22
Year ended December 31, 1996
  Gain on sale of loans............. $21,711  $19,166    $28,640      $18,639
  Net interest income...............  12,737   13,405     22,163       24,130
  Gain (loss) on sale of servicing..   8,065     (257)       --          (217)
  Other revenues....................   3,212   65,843      2,987       26,483
  Provision for loan and lease
   losses...........................   1,500    2,025      2,617        3,631
  Other expenses....................  27,168   20,652     24,924       26,305
  Net income........................   8,616   43,041      9,433       14,894
  Income per share:
    Basic........................... $  0.27  $  1.19    $  0.25      $  0.39
    Diluted......................... $  0.24  $  1.11    $  0.23      $  0.37

28. SELECTED FINANCIAL INFORMATION OF SUBSIDIARIES

The following represents summarized financial information with respect to the operations of SPB, a significant wholly-owned subsidiary of ICII.

                                                  AS OF AND FOR THE YEAR ENDED
                                                          DECEMBER 31,
                                                --------------------------------
              SOUTHERN PACIFIC BANK                1997       1996       1995
              ---------------------             ---------- ---------- ----------
                                                         (IN THOUSANDS)
   Total assets................................ $1,503,807 $1,384,008 $1,432,554
   Deposits....................................  1,189,841  1,072,266  1,093,250
   Borrowings from Federal Home Loan Bank......     45,000    140,500    190,000
   Other borrowings............................     80,000        --         --
   Stockholder's equity........................    157,081    144,798    126,599
   Interest income.............................    153,824    131,184    103,112
   Interest expense............................     80,453     73,141     70,819
   Noninterest income..........................     34,636     15,149     17,790
   Noninterest expense.........................     39,768     21,846     13,942
   Provision for loan losses...................     14,900      8,938      5,450
   Income before taxes.........................     53,339     42,408     30,691
   Net income..................................     30,824     24,399     17,753

                       IMPERIAL CREDIT INDUSTRIES, INC.

  The following represents summarized consolidating financial information as of December 31, 1997 and December 31, 1996, and for the years ended December 31, 1997, 1996 and 1995, with respect to the financial position, results of operations and cash flows of the Company and its wholly-owned and majority-owned subsidiaries. On January 17, 1997, the Company sold $200 million of 9.875% Senior Notes due 2007. As of December 31, 1997, the 9.875% Senior Notes are guaranteed by five of the Company's wholly-owned subsidiaries, IBC, ICAI, ICCAMC, ICW and AMN (the "Guarantor Subsidiaries"). As of December 31, 1997, the non-guarantor subsidiaries are SPB, ICG and ICCTI. FMC was a guarantor subsidiary through September 30, 1997. Each of the guarantees is full and unconditional and joint and several. The summarized consolidated financial information is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors as management has determined that such information is not material to investors. None of the subsidiary guarantors is restricted from making distributions to the Company.

                     CONSOLIDATING CONDENSED BALANCE SHEET

                            AS OF DECEMBER 31, 1997

                                                    NON-
                                    GUARANTOR    GUARANTOR
                            ICII   SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                          -------- ------------ ------------ ------------ ------------
                                                 (IN THOUSANDS)
         ASSETS
Cash....................  $ 13,229   $  6,668    $   43,318   $ (12,618)   $   50,597
Interest bearing
 deposits...............    31,390      1,149        71,199         --        103,738
Investments in Federal
 Home Loan Bank stock...       --         --          5,646         --          5,646
Securities available for
 sale and trading.......   107,671     21,031        99,929         --        228,631
Loans held for sale.....    12,138     23,694       126,739         --        162,571
Loans held for
 investment, net........    78,922     44,941     1,197,430     (54,575)    1,266,718
Investment in SPFC......    65,303        --            --          --         65,303
Purchased and originated
 servicing rights.......       --         --          4,731         --          4,731
Investment in FMC.......    53,099        --            --          --         53,099
Retained interest in
 loan and lease
 securitizations........       --      43,105           --          --         43,105
Investment in
 subsidiaries...........   281,454        --            --     (281,454)          --
Goodwill................       --      13,229        22,378         --         35,607
Other assets............    59,911     (1,104)       26,473      (2,932)       82,348
                          --------   --------    ----------   ---------    ----------
  Total assets..........  $703,117   $152,713    $1,597,843   $(351,579)   $2,102,094
                          ========   ========    ==========   =========    ==========
    LIABILITIES AND
  SHAREHOLDERS' EQUITY
Deposits................  $    --    $    --     $1,189,840   $ (33,818)   $1,156,022
Other borrowings........       --      30,250       196,528     (36,937)      189,841
Remarketed Par
 Securities.............    72,165        --         (2,165)        --         70,000
Senior notes............   219,813        --            --          --        219,813
Minority interest in
 consolidated
 subsidiaries...........       946         20           111       2,097         3,174
Other liabilities.......    86,260      7,327        45,095         629       139,311
                          --------   --------    ----------   ---------    ----------
  Total liabilities.....   379,184     37,597     1,429,409     (68,029)    1,778,161
                          --------   --------    ----------   ---------    ----------
Shareholders' equity:
Preferred stock.........       --      12,000           --      (12,000)          --
Common stock............   147,109    125,139        89,342    (214,481)      147,109
Retained earnings.......   174,898    (22,023)       79,092     (57,069)      174,898
Unrealized gain on
 securities available
 for sale...............     1,926        --            --          --          1,926
                          --------   --------    ----------   ---------    ----------
  Total shareholders'
   equity...............   323,933    115,116       168,434    (283,550)      323,933
                          --------   --------    ----------   ---------    ----------
  Total liabilities and
   shareholders' equity.  $703,117   $152,713    $1,597,843   $(351,579)   $2,102,094
                          ========   ========    ==========   =========    ==========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                    CONSOLIDATING CONDENSED INCOME STATEMENT

                          YEAR ENDED DECEMBER 31, 1997

                                                     NON-
                                     GUARANTOR    GUARANTOR
                            ICII    SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                          --------  ------------ ------------ ------------ ------------
                                                 (IN THOUSANDS)
REVENUE:
(Loss) gain on sale of
 loans and leases.......  $ (4,427)   $  5,894     $ 65,853     $    403     $ 67,723
                          --------    --------     --------     --------     --------
Interest income.........    28,916      32,736      172,894       (6,609)     227,937
Interest expense........    25,703      11,283       96,116       (6,508)     126,594
                          --------    --------     --------     --------     --------
Net interest income.....     3,213      21,453       76,778         (101)     101,343
Provision for loan and
 lease losses...........     5,000      19,051       14,900          --        38,951
                          --------    --------     --------     --------     --------
 Net interest income
  after Provision for
  loan and lease
  losses................    (1,787)      2,402       61,878         (101)      62,392
                          --------    --------     --------     --------     --------
Loan servicing (expense)
 income.................    (2,283)      5,212        7,814          --        10,743
Investment Banking fees.       --          --         7,702          --         7,702
Gains on sale of FMC
 stock..................    92,137         --           --           --        92,137
Gain on sale of SPFC
 stock..................     9,488         --           --           --         9,488
Gain on sale of IMH
 stock..................     9,225         411        1,294          566       11,496
Gain on termination of
 REIT contract..........       --       19,046          --           --        19,046
Equity in net income
 SPFC...................    25,869         --           --           --        25,869
Equity in net loss FMC..    (3,050)        --           --           --        (3,050)
Dividends received from
 subsidiaries...........    27,514         --           --       (27,514)         --
Other (expense) income..    (3,447)      5,050        5,113         (702)       6,014
                          --------    --------     --------     --------     --------
 Total other income.....   155,453      29,719       21,923      (27,650)     179,445
                          --------    --------     --------     --------     --------
   Total revenues.......   149,239      38,015      149,654      (27,348)     309,560
                          --------    --------     --------     --------     --------
EXPENSES:
Personnel expense.......     4,682      17,769       38,379          --        60,830
Amortization of PMSR's
 and OMSR's.............     1,580         637          872          --         3,089
Occupancy expense.......     1,310         598        2,411          --         4,319
Data processing expense.       260         288          955          --         1,503
Net expenses of other
 real estate owned......     4,513        (254)       2,268          --         6,527
Professional services...     3,611       1,684        5,008          --        10,303
Amortization of
 goodwill...............       --       21,724        1,536          --        23,260
Provision for loss on
 loan repurchase........     5,400         --           --           --         5,400
Loss on restructuring...     3,709         --           --           --         3,709
General, administrative
 and other expense......     4,662      13,486       13,695         (399)      31,444
                          --------    --------     --------     --------     --------
 Total expenses.........    29,727      55,932       65,124         (399)     150,384
                          --------    --------     --------     --------     --------
Income before income
 taxes, minority
 interest, deferred
 inter-company expense
 and extraordinary item.   119,512     (17,917)      84,530      (26,949)     159,176
Income taxes (benefit)..    41,611      (5,670)      22,568          238       58,747
                          --------    --------     --------     --------     --------
Income (loss) before
 minority interest and
 extraordinary item.....    77,901     (12,247)      61,962      (27,187)     100,429
Minority interest in
 income of consolidated
 subsidiaries...........    10,513         --           --           --        10,513
                          --------    --------     --------     --------     --------
Income (loss) before
 deferred inter-company
 expense and
 extraordinary item.....    67,388     (12,247)      61,962      (27,187)      89,916
Deferred inter-company
 expense, net of income
 taxes..................      (327)        --           --           327          --
                          --------    --------     --------     --------     --------
Income (loss) before
 equity in undistributed
 income of subsidiaries
 and extraordinary item.    67,715     (12,247)      61,962      (27,514)      89,916
Equity in undistributed
 income of subsidiaries.    22,201         --           --       (22,201)         --
                          --------    --------     --------     --------     --------
Extraordinary item--Loss
 on early extinguishment
 of debt, net of income
 taxes..................    (3,995)        --           --           --        (3,995)
                          --------    --------     --------     --------     --------
Net income (loss).......  $ 85,921    $(12,247)    $ 61,962     $(49,715)    $ 85,921
                          ========    ========     ========     ========     ========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1997

                                                     NON-
                                     GUARANTOR    GUARANTOR
                           ICII     SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                         ---------  ------------ ------------ ------------ ------------
                                                (IN THOUSANDS)
Net cash provided by
 (used in) operating
 activities............. $  (2,067)   $ 31,657    $ 815,765    $(787,628)   $  57,727
                         ---------    --------    ---------    ---------    ---------
Cash flows from
 investing activities:
  Net change in interest
   bearing deposits.....   (31,390)       (986)     (70,797)       2,804     (100,369)
  Purchase of securities
   available for sale...   (42,938)        --           --           --       (42,938)
  Sale of securities
   available for sale...       --          --        29,354      (23,950)       5,404
  Net change loans held
   for investment.......   (56,088)     15,544     (272,429)     106,801     (206,172)
  Proceeds of sale of
   SPFC stock...........    13,707         --           --           --        13,707
  Proceeds of sales of
   IMH stock............     9,679         411        1,295          565       11,950
  Proceeds of sales of
   FMC stock............    59,731         --           --           --        59,731
  Investment in Imperial
   Credit Asset
   Resolution Inc.......   (74,810)        --           --        74,810          --
  Cash utilized for
   acquisitions.........      (750)        --      (123,738)         --      (124,488)
  Net change in
   investment in
   Subsidiaries.........   (11,803)        --           --        11,803          --
  Other, net............     3,645     (23,283)     (40,377)      88,066       28,051
                         ---------    --------    ---------    ---------    ---------
Net cash (used in)
 provided by investing
 activities.............  (131,017)     (8,314)    (476,692)     260,899     (355,124)
                         ---------    --------    ---------    ---------    ---------
Cash flows from
 financing activities:
  Net change in
   deposits.............       --          --       117,575      (30,737)      86,838
  Advances from Federal
   Home Loan Bank.......       --          --        50,000          --        50,000
  Repayments of advances
   from Federal Home
   Loan Bank............       --          --      (145,500)         --      (145,500)
  Net change in other
   borrowings...........   (15,363)    (58,518)    (290,113)     507,499      143,505
  Proceeds from offering
   of Senior Notes......   194,500         --           --           --       194,500
  Borrowings from
   Imperial Credit
   Investment Corp......    10,000         --           --       (10,000)         --
  Proceeds from offering
   of Remarketed
   Securities...........    68,075         --           --           --        68,075
  Repurchase of Senior
   Notes................   (73,241)        --           --           --       (73,241)
  Net change in minority
   interest.............   (44,203)        --           111       (7,670)     (51,762)
  Other, net............     1,332      33,870      (92,754)      58,884        1,332
                         ---------    --------    ---------    ---------    ---------
Net cash provided by
 (used in) financing
 activities.............   141,100     (24,648)    (360,681)     517,976      273,747
                         ---------    --------    ---------    ---------    ---------
  Net change in cash....     8,016      (1,305)     (21,608)      (8,753)     (23,650)
  Cash at beginning of
   period...............     5,213       7,973       64,926       (3,865)      74,247
                         ---------    --------    ---------    ---------    ---------
  Cash at end of period. $  13,229    $  6,668    $  43,318    $ (12,618)   $  50,597
                         =========    ========    =========    =========    =========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                          CONSOLIDATING BALANCE SHEET

                            AS OF DECEMBER 31, 1996

                                                    NON-
                                    GUARANTOR    GUARANTOR
                            ICII   SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                          -------- ------------ ------------ ------------ ------------
                                                 (IN THOUSANDS)
         ASSETS
Cash....................  $  5,213   $  7,973    $   64,926   $  (3,865)   $   74,247
Interest bearing
 deposits...............       --         163         2,594         612         3,369
Investments in Federal
 Home Loan Bank stock...       --         --         17,152         --         17,152
Investment and trading
 securities.............     8,802        887        75,173        (566)       84,296
Loans held for sale.....     4,839      8,547       926,710         --        940,096
Loans held for
 investment, net........    34,505     86,214       948,567        (687)    1,068,599
Purchased and originated
 servicing rights.......       --         637        14,250         --         14,887
Capitalized excess
 servicing fees
 receivable.............       --         --         23,142         --         23,142
Retained interest in
 loan and lease
 securitizations........       --      19,646        29,902         --         49,548
Interest-only and
 residual certificates..       --         --         87,017         --         87,017
Accrued interest on
 loans..................     1,425        --         12,422         --         13,847
Premises and equipment,
 net....................     4,922        404         7,116         --         12,442
Other real estate owned,
 net....................     3,508        --          8,706         --         12,214
Investment in
 subsidiaries...........   269,651        --            --     (269,651)          --
Goodwill................       --      14,115        24,375         --         38,490
Other assets............    96,746    (15,385)      (22,998)    (27,070)       31,293
                          --------   --------    ----------   ---------    ----------
  Total assets..........  $429,611   $123,201    $2,219,054   $(301,227)   $2,470,639
                          ========   ========    ==========   =========    ==========
    LIABILITIES AND
  SHAREHOLDERS' EQUITY
Deposits................  $    --    $    --     $1,072,266   $  (3,082)   $1,069,184
Borrowings from Federal
 Home Loan Bank.........       --         --        140,500         --        140,500
Other borrowings........    15,363     88,768       605,343     (15,122)      694,352
Senior notes............    88,209        --            --          --         88,209
Convertible subordinated
 debentures.............       --         --         75,000         --         75,000
Minority interest in
 consolidated
 subsidiaries...........    45,149        --            --        9,787        54,936
Other liabilities.......    41,382      9,222        71,605     (13,259)      108,950
                          --------   --------    ----------   ---------    ----------
Total liabilities.......   190,103     97,990     1,964,714     (21,676)    2,231,131
                          --------   --------    ----------   ---------    ----------
Shareholders' equity:
Preferred stock.........       --         --          9,143      (9,143)          --
Common stock............   145,521     21,501       140,382    (161,883)      145,521
Retained earnings.......    88,977      3,525       104,815    (108,340)       88,977
Unrealized gain on
 securities available
 for sale...............     5,010        185           --         (185)        5,010
                          --------   --------    ----------   ---------    ----------
  Total shareholders'
   equity...............   239,508     25,211       254,340    (279,551)      239,508
                          --------   --------    ----------   ---------    ----------
  Total liabilities and
   shareholders'
   equity...............  $429,611   $123,201    $2,219,054   $(301,227)   $2,470,639
                          ========   ========    ==========   =========    ==========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                         CONSOLIDATING INCOME STATEMENT

                          YEAR ENDED DECEMBER 31, 1996

                                                    NON-
                                    GUARANTOR    GUARANTOR
                           ICII    SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                          -------  ------------ ------------ ------------ ------------
                                                (IN THOUSANDS)
REVENUE:
Gain on sale of loans...  $  (937)   $ 2,617      $ 86,090     $    386     $ 88,156
                          -------    -------      --------     --------     --------
Interest income.........   14,877      3,811       193,963       (5,180)     207,471
Interest expense........   16,696      1,901       127,181      (10,742)     135,036
                          -------    -------      --------     --------     --------
Net interest income.....   (1,819)     1,910        66,782        5,562       72,435
Provision for loan and
 lease losses...........      --         --          9,625          148        9,773
                          -------    -------      --------     --------     --------
 Net interest income
  after provision for
  loan and lease losses.   (1,819)     1,910        57,157        5,414       62,662
                          -------    -------      --------     --------     --------
Loan servicing income...   (3,706)     3,095        11,444       (9,153)       1,680
Gain on sale of
 servicing rights.......    6,249        --            --         1,342        7,591
Gains on sale of SPFC
 stock..................   82,690        --            --           --        82,690
Dividends received from
 subsidiaries...........    6,200        --            --        (6,200)         --
Other income............      741      3,214         6,162        4,037       14,154
                          -------    -------      --------     --------     --------
 Total other income.....   92,174      6,309        17,606       (9,974)     106,115
                          -------    -------      --------     --------     --------
 Total revenues.........   89,418     10,836       160,853       (4,174)     256,933
                          -------    -------      --------     --------     --------
EXPENSES:
Personnel expense.......    8,757      2,997        36,837         (236)      48,355
Amortization of PMSRs
 and OMSRs..............      402        106           613          --         1,121
Occupancy expense.......    1,994        229         2,352           78        4,653
Data processing expense.    1,094         62         1,007          --         2,163
Net expenses of other
 real estate owned......    4,969        --            765        1,280        7,014
General, administrative
 and other expense......   13,652      3,583        17,877          631       35,743
                          -------    -------      --------     --------     --------
 Total expenses.........   30,868      6,977        59,451        1,753       99,049
                          -------    -------      --------     --------     --------
Income before income
 taxes, minority
 interest, deferred
 inter-company expense
 and extraordinary item.   58,550      3,859       101,402       (5,927)     157,884
Income taxes............   28,830      1,606        39,135          303       69,874
                          -------    -------      --------     --------     --------
Income before minority
 interest, deferred
 inter-company expense
 and extraordinary item.   29,720      2,253        62,267       (6,230)      88,010
Minority interest in of
 consolidated
 subsidiaries...........   12,026        --            --           --        12,026
                          -------    -------      --------     --------     --------
Income before deferred
 inter-company expense..   17,694      2,253        62,267       (6,230)      75,984
Deferred inter-company
 expense, net of income
 taxes..................   (1,383)       --            --         1,383          --
                          -------    -------      --------     --------     --------
Income before equity in
 undistributed income of
 subsidiaries...........   19,077      2,253        62,267       (7,613)      75,984
Equity in undistributed
 income of subsidiaries.   56,907        --            --       (56,907)         --
                          -------    -------      --------     --------     --------
Net income (loss).......  $75,984    $ 2,253      $ 62,267     $(64,520)    $ 75,984
                          =======    =======      ========     ========     ========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1996

                                       OTHER         NON-
                                     GUARANTOR    GUARANTOR
                           ICII     SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                         ---------  ------------ ------------ ------------ ------------
                                                (IN THOUSANDS)
Net cash provided by
 (used in) operating
 activities............. $ 141,655   $  28,949    $(222,480)   $  20,614    $ (31,262)
                         ---------   ---------    ---------    ---------    ---------
Cash flows from
 investing activities:
  Net change in interest
   bearing deposits.....       --         (163)     265,206         (636)     264,407
  Proceeds of sales of
   servicing rights.....    31,799         --           --       (21,788)      10,011
  Purchase of securities
   available for sale...       --         (887)     (41,704)      (5,962)     (48,553)
  Net change in loans
   held for investment..    (5,310)    (86,213)     (37,354)     101,226      (27,651)
  Cash utilized for
   acquisitions.........       --      (20,020)         --           --       (20,020)
  Proceeds from sale of
   SPFC stock...........    64,625         --           --           --        64,625
  Net change in
   investment in
   Subsidiaries.........  (155,759)        --           --       155,759          --
  Other, net............     3,762        (524)      (6,425)       4,545        1,358
                         ---------   ---------    ---------    ---------    ---------
Net cash (used in)
 provided by investing
 activities.............   (60,883)   (107,807)     179,723      233,144      244,177
                         ---------   ---------    ---------    ---------    ---------
Cash flows from
 financing activities:
  Net change in
   deposits.............       --          --       (20,984)      (2,821)     (23,805)
  Advances from Federal
   Home Loan Bank.......       --          --       434,000          --       434,000
  Repayments of advances
   from Federal Home
   Loan Bank............       --          --      (483,500)         --      (483,500)
  Proceeds from
   convertible
   subordinated
   debentures...........       --          --        72,162          --        72,162
  Net change in other
   borrowings...........  (196,363)     88,768      105,266     (184,134)    (186,463)
  Proceeds from issuance
   of common stock......    59,228         --        53,798      (53,798)      59,228
  Repayment of Bonds....       --          --      (111,995)         --      (111,995)
  Net change in minority
   interest.............    43,697         --           --         9,787       53,484
  Other, net............     9,286         --        26,400      (26,631)       9,055
                         ---------   ---------    ---------    ---------    ---------
Net cash (used in)
 provided by financing
 activities.............   (84,152)     88,768       75,147     (257,597)    (177,834)
                         ---------   ---------    ---------    ---------    ---------
  Net change in cash....    (3,380)      9,910       32,390       (3,839)      35,081
  Cash at beginning of
   period...............     8,593      (1,937)      32,536          (26)      39,166
                         ---------   ---------    ---------    ---------    ---------
  Cash at end of period. $   5,213   $   7,973    $  64,926    $  (3,865)   $  74,247
                         =========   =========    =========    =========    =========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                         CONSOLIDATING INCOME STATEMENT

                          YEAR ENDED DECEMBER 31, 1995

                                                     NON-
                                     GUARANTOR    GUARANTOR
                            ICII    SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                          --------  ------------ ------------ ------------ ------------
REVENUE
Gain on sale of loans...  $ 12,999     $1,803      $ 36,051     $(11,296)    $ 39,557
                          --------     ------      --------     --------     --------
Interest income.........    15,677         76       110,595        3,134      129,482
Interest expense........    20,900         17        77,708       (2,897)      95,728
                          --------     ------      --------     --------     --------
Net interest income.....    (5,223)        59        32,887        6,031       33,754
Provision for loan
 losses.................       --         --          5,450          --         5,450
                          --------     ------      --------     --------     --------
 Net interest income
  after provision for
  loan loss.............    (5,223)        59        27,437        6,031       28,304
                          --------     ------      --------     --------     --------
Loan servicing income...    14,007         27         6,670       (7,986)      12,718
Gain on sale of
 servicing rights.......     4,889        --            401       (1,712)       3,578
Other income............      (885)     2,465         2,676       (3,104)       1,152
                          --------     ------      --------     --------     --------
 Total other income.....    18,011      2,492         9,747      (12,802)      17,448
                          --------     ------      --------     --------     --------
 Total revenues.........    25,787      4,354        73,235      (18,067)      85,309
                          --------     ------      --------     --------     --------
EXPENSES:
Personnel expense.......    20,281      1,606        12,789         (623)      34,053
Amortization of PMSRs
 and OMSRs..............     3,986        --          2,892       (2,892)       3,986
Occupancy expense.......     2,874         54         1,065          (89)       3,904
Data processing expense.     1,191          1           358          (89)       1,461
Net expense of other
 real estate owned......       191        --          1,706           16        1,913
General, administrative
 and other expense......     9,938        493         9,277       (3,845)      15,863
                          --------     ------      --------     --------     --------
 Total expenses.........    38,461      2,154        28,087       (7,522)      61,180
                          --------     ------      --------     --------     --------
Income before income
 taxes, minority
 interest, deferred
 inter-company gains and
 extraordinary item.....   (12,674)     2,200        45,148      (10,545)      24,129
Income taxes............    (5,443)       929        19,212       (4,554)      10,144
                          --------     ------      --------     --------     --------
(Loss) income before
 minority interest,
 deferred inter-company
 gains and extraordinary
 item...................    (7,231)     1,271        25,936       (5,991)      13,985
Minority interest in
 loss of consolidated
 subsidiaries...........      (208)       --            --           --          (208)
                          --------     ------      --------     --------     --------
(Loss) income before
 deferred inter-company
 gains..................    (7,023)     1,271        25,936       (5,991)      14,193
Deferred inter-company
 gains, net of income
 taxes..................     1,710        --            --        (1,710)         --
(Loss) income before
 equity in undistributed
 income of subsidiaries.    (8,733)     1,271        25,936       (4,281)      14,193
Equity in undistributed
 income of subsidiaries.    22,926        --            --       (22,926)         --
                          --------     ------      --------     --------     --------
Net income (loss).......  $ 14,193     $1,271      $ 25,936     $(27,207)    $ 14,193
                          ========     ======      ========     ========     ========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1995

                                                     NON-
                                     GUARANTOR    GUARANTOR
                           ICII     SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                         ---------  ------------ ------------  ------------ ------------
                                                (IN THOUSANDS)
Net cash (used in)
 provided by operating
 activities............. $(258,380)   $ 22,093   $(1,076,751)   $ 139,335   $(1,173,703)
                         ---------    --------   -----------    ---------   -----------
Cash flows from
 investing activities:
  Net change in interest
   bearing
   deposits.............       --          --       (126,700)    (130,476)     (257,176)
  Proceeds of sales of
   servicing rights.....    12,815         --          5,055       (5,055)       12,815
  Net change in loans
   held for investment..    51,784         --        493,749       21,160       566,693
  Cash utilized for
   acquisitions.........       --      (25,015)     (150,000)         --       (175,015)
  Net change in
   investment in
   Subsidiaries.........   (15,581)        --            --        15,581           --
  Other, net............    (8,310)        (15)        1,194          775        (6,356)
                         ---------    --------   -----------    ---------   -----------
Net cash provided by
 (used in) investing
 activities.............    40,708     (25,030)      223,298      (98,015)      140,961
                         ---------    --------   -----------    ---------   -----------
Cash flows from
 financing activities:
  Net change in
   deposits.............       --          --        146,390       11,979       158,369
  Advances from Federal
   Home Loan Bank.......       --          --        347,000          --        347,000
  Repayments of advances
   from Federal Home
   Loan Bank............       --          --       (452,000)         --       (452,000)
  Net change in other
   borrowings...........   211,725         --        708,823      (39,733)      880,815
  Issuance of Bonds.....       --          --        111,995          --        111,995
  Net change in minority
   interest.............     1,453         --            --        (1,453)          --
  Other, net............       825       1,000        (1,100)         100           825
                         ---------    --------   -----------    ---------   -----------
Net cash provided by
 financing activities...   214,003       1,000       861,108      (29,107)    1,047,004
                         ---------    --------   -----------    ---------   -----------
  Net change in cash....    (3,669)     (1,937)        7,655       12,213        14,262
  Cash at beginning of
   period...............    12,262         --         24,881      (12,239)       24,904
                         ---------    --------   -----------    ---------   -----------
  Cash at end of period. $   8,593    $ (1,937)  $    32,536    $     (26)  $    39,166
                         =========    ========   ===========    =========   ===========

                       IMPERIAL CREDIT INDUSTRIES, INC.

29. SPB REGULATORY MATTERS

 General

  In August 1989, the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, ("FIRREA") was enacted. This legislation was adopted in order to reform the regulation and supervision of financial institutions. Additionally legislation was adopted in 1991 with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA provided for increased funding for Federal Deposit Insurance Commission ("FDIC") deposit insurance and for expanded regulation of financial institutions. Specifically, FDICIA requires the federal regulators to take prompt corrective action with respect to depository institutions which do not meet the minimum capital requirements. FDICIA established five capital ratio categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating and may be reclassified to a lower category by action based on other supervisory criteria. For an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a leverage ratio of at least 5% and not be subject to any specific capital order or directive. At December 31, 1997 and 1996, SPB was categorized as well capitalized.

 Restrictions on Availability of Funds from SPB

  Under the California industrial loan law, a thrift and loan may declare dividends on its capital stock only if it has at least $750,000 of unimpaired capital stock plus additional capital stock of $50,000 for each branch office maintained. In addition, no distribution of dividends is permitted unless: (i) such distribution would not exceed a thrift and loan's retained earnings, (ii) any payment would not result in a violation of the approved minimum capital to thrift and loan certificate of deposit ratio and (iii) after giving effect to the distribution, either (y) the sum of a thrift and loan's assets (net of goodwill, capitalized research and development expenses and deferred charges) would be not less than 125% of its liabilities (net of deferred taxes, deferred income and other deferred credits), or (z) current assets would be not less than current liabilities (except that if a thrift and loan's average earnings before taxes for the last two fiscal years had been less than average interest expense, current assets must be not less than 125% of current liabilities). Subject to the above limitations, and according to SPB's by-laws, at December 31, 1997, all of SPB's capital and surplus in excess of $125.0 million is available for the payment of dividends.

  Additionally, SPB generally may not make any loan to, or hold an obligation of, any of its directors or officers or any director or officer of its holding company or affiliates, except in specified cases and subject to regulation by the California Commissioner of Corporations. In addition, SPB may not make any loan to, or hold an obligation of, any of its shareholders or any shareholder of its holding company or affiliates, except that this prohibition does not apply to persons who own less than 10% of the stock of a holding company or an affiliate that is listed on a national securities exchange.

Recent Development

  On October 30, 1997, SPB announced that the Memorandum of Understanding ("MOU") entered into in September 1996 had been terminated as a result of the recent concurrent examinations by the FDIC and CDFI and their joint conclusions that the terms of the agreement have been satisfactorily met and the improvement in SPB's operations no longer warranted the MOU.

  On September 30, 1996 SPB entered into a MOU with the FDIC and the California Department of Financial Institutions ("CDFI"). This agreement required SPB to (i) have and retain qualified management, (ii) adopt and

                       IMPERIAL CREDIT INDUSTRIES, INC.

implement comprehensive risk management policies, programs and systems, (iii) take all reasonable and good faith steps to ensure future compliance with all applicable laws and regulations, (iv) develop a credit review program, (v) update the lending, investments and audit policies, and (vi) provide quarterly progress reports to the FDIC and the Department of Corporations.

 Regulatory Capital

  SPB is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary-- actions by regulators that, if undertaken, could have a direct material effect on SPB's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, SPB must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. SPB's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require SPB to maintain minimum amounts and ratios, set forth in the table below, of total and Tier I capital to risk-weighted assets and Tier I capital to average assets. Management believes, as of December 31, 1997, that SPB meets all capital adequacy requirements to which it is subject.

  As of December 31, 1997, the most recent notification from the FDIC categorized SPB as well capitalized under the regulatory framework for prompt and corrective action. To be categorized as well capitalized SPB must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

  The following table presents SPB's actual capital ratios and the corresponding minimum and well capitalized capital ratio requirements under the (i) California Leverage limitation, (ii) FDIC Risk-based Capital and Tier 1 Capital regulations, and (iii) the FDIC Leverage ratio regulation as of December 31, 1997.

                                                  MINIMUM      WELL CAPITALIZED
                                   ACTUAL       REQUIREMENT      REQUIREMENT
                               --------------  --------------  -----------------
                                AMOUNT  RATIO   AMOUNT  RATIO   AMOUNT   RATIO
                               -------- -----  -------- -----  --------- -------
                                           (DOLLARS IN THOUSANDS)
California Leverage
 Limitation................... $157,082 13.20% $ 59,476 5.00%  $     --     --
Risk-based Capital............  190,673 12.25%  124,583 8.00%    155,729  10.00%
Risk-based Tier 1 Capital.....  136,206  8.75%   62,292 4.00%     93,437   6.00%
FDIC Leverage Ratio...........  136,206  8.30%   65,644 4.00%     82,055   5.00%

                        IMPERIAL CREDIT INDUSTRIES, INC.

30. IMPERIAL CREDIT INDUSTRIES, INC. (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
                                                               (IN THOUSANDS)
                           ASSETS
Cash......................................................... $ 13,229 $  5,213
Interest bearing deposits....................................   31,390      --
Securities available for sale................................   86,695    8,802
Trading securities...........................................   20,976      --
Loans held for sale..........................................   12,138    4,839
Loans held for investment, net...............................   78,922   34,505
Premises and equipment, net..................................    2,272    4,922
Other real estate owned, net.................................    1,158    3,508
Investment in SPFC...........................................   65,303      --
Investment in FMC............................................   53,099      --
Investment in subsidiaries...................................  281,454  269,651
Accrued interest on loans....................................    3,320    1,425
Other assets.................................................   53,161   96,746
                                                              -------- --------
  Total assets............................................... $703,117 $429,611
                                                              ======== ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Remarketed Par Securities.................................... $ 72,165 $    --
Other borrowings.............................................      --    15,363
Senior Notes.................................................  219,813   88,209
Minority interest in consolidated subsidiaries...............      946   45,149
Other liabilities............................................   86,260   41,382
                                                              -------- --------
  Total liabilities..........................................  379,184  190,103
                                                              -------- --------
Shareholders' equity:
  Common stock, no par value, authorized 80,000,000 shares;
   38,791,439 and 38,291,112 shares issued and outstanding at
   December 31, 1997 and 1996, respectively..................  147,109  145,521
  Retained earnings..........................................  174,898   88,977
  Unrealized gain on securities available for sale, net......    1,926    5,010
                                                              -------- --------
    Total shareholders' equity...............................  323,933  239,508
                                                              -------- --------
    Total liabilities and shareholders' equity............... $703,117 $429,611
                                                              ======== ========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                         CONDENSED STATEMENTS OF INCOME

                                                          DECEMBER 31,
                                                    --------------------------
                                                      1997     1996     1995
                                                    --------  -------  -------
                                                         (IN THOUSANDS)
Revenues:
  (Loss) gain on sale of loans..................... $ (4,427) $  (937) $12,999
                                                    --------  -------  -------
  Interest income..................................   28,916   14,877   15,677
  Interest expense.................................   25,703   16,696   20,900
                                                    --------  -------  -------
    Net interest income (expense)..................    3,213   (1,819)  (5,223)
                                                    --------  -------  -------
  Provision for loan and lease losses..............    5,000      --       --
                                                    --------  -------  -------
  Net interest expense after provision for loan and
   lease losses....................................   (1,787)  (1,819)  (5,223)
  Loan servicing (expense) income..................   (2,283)  (3,706)  14,007
  Gain on sale of servicing rights.................      --     6,249    4,889
  Gains on sale of FMC stock.......................   92,137      --       --
  Gain on sale of IMH stock........................    9,225      --       --
  Gains on sale of SPFC stock......................    9,488   82,690      --
  Equity in net income of SPFC.....................   25,869      --       --
  Equity in net loss of FMC........................   (3,050)     --       --
  Dividends received from subsidiaries.............   27,514    6,200      --
  Other (loss) income..............................   (3,447)     741     (885)
                                                    --------  -------  -------
    Total other income.............................  155,453   92,174   18,011
                                                    --------  -------  -------
  Total revenue....................................  149,239   89,418   25,787
                                                    --------  -------  -------
Expenses:
  Personnel expense................................    4,682    8,757   20,281
  Occupancy expense................................    1,310    1,994    2,874
  Other expense....................................   23,735   20,117   15,306
                                                    --------  -------  -------
    Total expenses.................................   29,727   30,868   38,461
                                                    --------  -------  -------
  Income (loss) before income taxes, minority
   interest, deferred inter-Company gains and
   extraordinary item..............................  119,512   58,550  (12,674)
  Income taxes.....................................   41,611   28,830   (5,443)
                                                    --------  -------  -------
  Income (loss) before minority interest, deferred
   inter-company items and extraordinary item......   77,901   29,720   (7,231)
  Minority interest in income (loss) of
   consolidated subsidiaries.......................   10,513   12,026     (208)
  Deferred inter-company (expense) income, net of
   income taxes....................................     (327)  (1,383)   1,710
                                                    --------  -------  -------
  Income (loss) before extraordinary item..........   67,715   19,077   (8,733)
  Extraordinary item--Loss on extinguishment of
   debt, net of income taxes.......................   (3,995)     --       --
                                                    --------  -------  -------
  Income (loss) before equity in undistributed
   income of subsidiaries..........................   63,720   19,077   (8,733)
  Equity in undistributed income of subsidiaries...   22,201   56,907   22,926
                                                    --------  -------  -------
    Net income..................................... $ 85,921  $75,984  $14,193
                                                    ========  =======  =======

                        IMPERIAL CREDIT INDUSTRIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                       DECEMBER 31,
                                               -------------------------------
                                                 1997       1996       1995
                                               ---------  ---------  ---------
                                                      (IN THOUSANDS)
Net cash provided by (used in) operating
 activities................................... $  (2,067) $ 141,655  $(258,380)
                                               ---------  ---------  ---------
Cash flows from investing activities:
  Net change in interest bearing deposits.....   (31,390)       --         --
  Proceeds from bulk sale of servicing rights.       --      31,799     12,815
  Purchase of servicing rights................       --         --      (8,128)
  Proceeds from sale of other real estate
   owned......................................     4,637      2,953        --
  Net change in securities available for sale.   (42,938)       --         --
  Investment in Imperial Credit Asset
   Resolution Inc.............................   (74,810)       --         --
  Proceeds from sale of SPFC stock............    13,707     64,625        --
  Proceeds from sale of FMC stock.............    59,731        --         --
  Proceeds from sale of IMH stock.............     9,679        --         --
  Net change in loans held for investment.....   (56,088)    (5,310)    51,784
  Net change in investment in subsidiaries....   (11,803)  (155,759)   (15,581)
  Cash utilized for acquisitions..............      (750)       --         --
  (Purchase) disposal of premises and
   equipment..................................      (992)       809       (182)
                                               ---------  ---------  ---------
Net cash (used in) provided by investing
 activities...................................  (131,017)   (60,883)    40,708
                                               ---------  ---------  ---------
Cash flows from financing activities:
  Net change in borrowings from Imperial Bank.       --      (5,000)     5,000
  Proceeds from offering of Senior Notes due
   2007.......................................   194,500        --         --
  Proceed from offering of Remarketed Par
   Securities.................................    68,075        --         --
  Repayments of Senior Notes due 2004.........   (73,241)       --         --
  Borrowings from Imperial Credit Investment
   Corporation................................    10,000        --         --
  Proceeds from resale of Senior Notes due
   2004.......................................       --       7,615        --
  Proceeds from issuance of common stock......       --      59,228        --
  Proceeds from exercise of stock options.....     1,332      1,671        825
  Net change in other borrowings..............   (15,363)  (191,363)   206,725
  Net change in minority interest.............   (44,203)    43,697      1,453
                                               ---------  ---------  ---------
Net cash provided by (used in) financing
 activities...................................   141,100    (84,152)   214,003
                                               ---------  ---------  ---------
Net change in cash............................     8,016     (3,380)    (3,669)
Cash at beginning of year.....................     5,213      8,593     12,262
                                               ---------  ---------  ---------
Cash at end of year........................... $  13,229  $   5,213  $   8,593
                                               =========  =========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  The following information supplements the condensed statements of cash flows:

                                                            DECEMBER 31,
                                                      -------------------------
                                                       1997      1996    1995
                                                      -------  -------- -------
                                                           (IN THOUSANDS)
Cash paid during the period for:
  Interest........................................... $19,349  $ 16,315 $20,898
Significant non-cash activities:
  Loans transferred to OREO.......................... $ 6,751  $  8,479 $ 2,419
  Loans transferred from held for sale to held for
   investment........................................     --    197,141  83,398
  Servicing rights transferred from subsidiary.......     --        --    3,774
  Change in unrealized gain on securities available
   for sale, net.....................................  (3,084)    1,799   3,211
  Contribution of fixed assets to ICIFC..............     --        --      525

                      SOUTHERN PACIFIC FUNDING CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report............................................... 124
Consolidated Balance Sheets................................................ 125
Consolidated Statements of Earnings........................................ 126
Consolidated Statements of Changes in Shareholders' Equity................. 127
Consolidated Statements of Cash Flows...................................... 128
Notes to Consolidated Financial Statements................................. 129

  All supplemental schedules are omitted as inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Southern Pacific Funding Corporation:

  We have audited the accompanying consolidated balance sheets of Southern Pacific Funding Corporation and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Pacific Funding Corporation and subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Portland, Oregon
January 29, 1998

                      SOUTHERN PACIFIC FUNDING CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31,
                                                     -------------------------
                                                         1996         1997
                                                     ------------ ------------
                       ASSETS
                       ------
Cash................................................ $ 14,175,566 $  7,886,412
Loans held for sale.................................  223,059,102  264,384,993
Interest-only and residual certificates.............   87,016,900  277,156,343
Accrued interest receivable.........................    3,181,449    4,568,977
Premises and equipment, net.........................    3,036,388    7,660,691
Goodwill, net of accumulated amortization of $0 and
 $448,375 at December 31, 1996 and 1997,
 respectively.......................................    4,742,571    6,615,080
Other assets........................................    5,165,048   21,072,897
                                                     ------------ ------------
    Total assets.................................... $340,377,024 $589,345,393
                                                     ============ ============
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Liabilities:
  Borrowings under warehouse lines of credit........ $152,680,395 $205,031,055
  Notes Payable.....................................          --     3,431,972
  Deferred tax liability............................   18,445,495   48,074,988
  Long term debt....................................   75,000,000  175,000,000
  Other liabilities.................................    9,164,901   18,652,471
                                                     ------------ ------------
    Total liabilities...............................  255,290,791  450,190,486
Shareholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized; none issued or outstanding at
   December 31, 1996 and 1997.......................          --           --
  Common stock, no par value, 75,000,000 shares
   authorized; 20,737,500 and 20,760,450 shares
   issued and outstanding at December 31, 1996 and
   1997, respectively...............................   53,798,099   54,100,622
  Contributed capital...............................      247,500      247,500
  Translation adjustment............................          --        (8,745)
  Retained earnings.................................   31,040,634   84,815,530
                                                     ------------ ------------
    Total shareholders' equity......................   85,086,233  139,154,907
                                                     ------------ ------------
    Total liabilities and shareholders' equity...... $340,377,024 $589,345,393
                                                     ============ ============

          See accompanying notes to consolidated financial statements.

                      SOUTHERN PACIFIC FUNDING CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                YEARS ENDED DECEMBER 31,
                                          ------------------------------------
                                             1995        1996         1997
                                          ----------- ----------- ------------
Revenues:
  Gains on sales of loans................ $16,328,621 $55,360,515 $148,403,866
  Interest income........................   4,304,760  13,848,976   39,306,759
  Securities valuation and other income..   1,666,682   4,265,285    1,634,175
                                          ----------- ----------- ------------
    Total revenues.......................  22,300,063  73,474,776  189,344,800
                                          =========== =========== ============
Expenses:
  Interest...............................   3,413,652   7,799,986   27,613,103
  Personnel and commission expense.......   4,190,566  10,996,713   45,027,704
  General and administrative expense.....   2,153,220   6,599,474   24,685,987
                                          ----------- ----------- ------------
    Total expenses.......................   9,757,438  25,396,173   97,326,794
                                          =========== =========== ============
Earnings before taxes....................  12,542,625  48,078,603   92,018,006
Income taxes.............................   5,205,190  20,446,614   38,243,110
                                          ----------- ----------- ------------
    Net earnings......................... $ 7,337,435 $27,631,989 $ 53,774,896
                                          =========== =========== ============
Net earnings per share:
  Basic.................................. $       .47 $      1.49 $       2.59
  Diluted................................ $       .47 $      1.37 $       2.23
Weighted average number of shares
 outstanding:
  Basic..................................  15,562,500  18,552,500   20,747,665
  Diluted................................  15,562,500  20,511,936   25,358,202


          See accompanying notes to consolidated financial statements.

                      SOUTHERN PACIFIC FUNDING CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                              COMMON STOCK
                         ----------------------- CONTRIBUTED TRANSLATION  RETAINED    SHAREHOLDERS'
                           SHARES      AMOUNT      CAPITAL   ADJUSTMENT   EARNINGS       EQUITY
                         ----------  ----------- ----------- ----------- -----------  -------------
Balance, December 31,
 1994................... 15,562,500  $       --   $789,591     $   --    $ 4,761,693  $  5,551,284
Net earnings, 1995......        --           --        --          --      7,337,435     7,337,435
                         ----------  -----------  --------     -------   -----------  ------------
Balance, December 31,
 1995................... 15,562,500          --    789,591         --     12,099,128    12,888,719
Effect of contribution
 transaction............        --           --   (542,091)        --     (8,690,483)   (9,232,574)
Proceeds from initial
 public offering of
 5,175,000 shares of
 common stock, net of
 offering expenses of
 $4,810,911               5,175,000   53,798,099       --          --            --     53,798,099
Net earnings, 1996......        --           --        --          --     27,631,989    27,631,989
                         ----------  -----------  --------     -------   -----------  ------------
Balance, December 31,
 1996................... 20,737,500   53,798,099   247,500         --     31,040,634    85,086,233
Exercise of stock
 options for 22,950
 shares of common stock      22,950      302,523       --          --            --        302,523
Translation adjustment..        --           --        --       (8,745)          --         (8,745)
Net earnings, 1997......        --           --        --          --     53,774,896    53,774,896
                         ----------  -----------  --------     -------   -----------  ------------
Balance, December 31,
 1997................... 20,760,450  $54,100,622  $247,500     $(8,745)  $84,815,530  $139,154,907
                         ==========  ===========  ========     =======   ===========  ============



          See accompanying notes to consolidated financial statements.

                      SOUTHERN PACIFIC FUNDING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        1995          1996           1997
                                    ------------  -------------  -------------
Cash flows from operating
 activities:
  Net earnings..................... $  7,337,435  $  27,631,989  $  53,774,896
  Adjustments to reconcile net
   income to net cash used in
   operating activities:
    Depreciation and amortization..       51,488        615,258      2,714,870
    Amortization of discount on
     note payable..................          --             --         163,972
    Translation adjustment.........          --             --          (8,745)
    Securities valuation ..........          --      (4,265,285)       427,799
    Deferred tax expense...........          --      20,446,614     29,629,493
  Changes in certain assets and
   liabilities, net of effect of
   acquisitions and contribution
   transaction:
    Mortgage loans held for sale...  (63,536,648)  (143,632,836)   (41,325,891)
    Net change in interest only and
     residual certificates.........  (18,235,099)   (71,493,840)  (186,767,242)
    Loans held under repurchase
     agreement.....................  (12,800,565)    12,800,565            --
    Accrued interest receivable....     (928,119)    (2,204,075)    (1,387,528)
    Other assets...................     (282,831)    (1,387,556)   (12,465,420)
    Other liabilities..............    3,186,942      3,787,856      9,487,570
                                    ------------  -------------  -------------
      Net cash used in operating
       activities..................  (85,207,397)  (157,701,310)  (145,756,226)
                                    ------------  -------------  -------------
Cash Flows Used in Investing
 Activities:
  Purchases of premises and
   equipment.......................     (436,853)    (3,028,897)    (5,649,989)
  Purchase of interest-only and
   residual certificates...........          --             --      (3,800,000)
  Payment for acquisitions.........          --      (5,000,000)           --
  Payment for long-term investment
   and loan commitment.............          --        (525,000)           --
                                    ------------  -------------  -------------
      Net cash used in investment
       activities:.................     (436,853)    (8,553,897)    (9,449,989)
                                    ------------  -------------  -------------
Cash Flows from Financing
 Activities:
  Net change in:
    Borrowings under warehouse
     lines of credit...............   96,130,120     56,550,275     52,350,660
    Borrowings from SPTL...........  (12,940,537)       322,053            --
    Due to affiliates..............    1,585,150     (1,504,984)           --
    Bank overdraft.................      619,517       (619,517)           --
    Proceeds from long term debt...          --      72,162,436     96,263,878
    Proceeds from issuance of
     common stock..................          --      53,798,099        302,523
    Contribution transaction.......          --        (277,589)           --
                                    ------------  -------------  -------------
      Net cash provided by (used
       in) financing activities....   85,394,250    180,430,773    148,917,061
                                    ------------  -------------  -------------
Net change in cash.................     (250,000)    14,175,566     (6,289,154)
Cash at beginning of year..........      250,000            --      14,175,566
                                    ------------  -------------  -------------
Cash at end of year................ $        --   $  14,175,566  $   7,886,412
                                    ============  =============  =============
Supplementary information:
  Interest paid.................... $  2,129,369  $   6,330,097  $  25,540,511
  Taxes paid....................... $        --   $   1,213,252  $   9,105,917

          See accompanying notes to consolidated financial statements.

                     SOUTHERN PACIFIC FUNDING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

1. ORGANIZATION

  Southern Pacific Funding Corporation ("SPFC" or the "Company") is the successor to the Residential Lending Division of Southern Pacific Thrift and
Loan ("SPTL"). The Company originates and acquires   non-conforming single-
family residential loans, including loans secured by second mortgages. In October 1994, Imperial Credit Industries, Inc. ("ICII") incorporated the Company as part of a strategic decision to form a separate subsidiary through which to operate SPTL's Residential Lending Division. In April 1995, ICII caused SPTL to contribute (the "Contribution Transaction") to SPFC certain customer lists of SPTL's Residential Lending Division to the ongoing operations of such division. In addition, in April 1995 all employees of SPTL's Residential Lending Division became employees of SPFC. The Company completed an initial public offering of its Common Stock in June 1996. At December 31, 1997, upon completion of three secondary offerings, ICII owned approximately 46.9% of the Company's outstanding Common Stock.

2. BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of SPFC and its majority and wholly owned subsidiaries. These subsidiaries include National Capital Funding, Inc., Oceanmark Financial Corporation, Home America Financial Services, Inc. and Hallmark America Corp. which are located throughout the United States and Southern Pacific Mortgage Limited which is the Company's United Kingdom operation. All significant intercompany accounts and transactions have been eliminated in consolidation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Mortgage Loans Held for Sale

  Mortgage loans held for sale are carried at the lower of aggregate cost or market. These loans are pledged against the Company's lines of credit. The cost of mortgage loans held for sale is the cost of the mortgage loans reduced or increased by the net deferred fees or costs associated with originating or acquiring the loan and increased by costs that are recognized upon sale. On an ongoing basis, management of the Company monitors the loan portfolio and considers such factors as historical loan loss experience, underlying collateral values, known problem loans, assessment of economic conditions, including changes in interest rates, and other appropriate data to identify risks in the loan portfolio.

 Interest-only and Residual Certificates

  Assets reflected in the accompanying consolidated balance sheets as interest-only and residual certificates in real estate mortgage investment conduits (REMICs) are recorded as a result of the Company's securitization of loans through various trust vehicles. The Company considers its obligations under recourse provisions in connection with its securitizations in valuing its interest-only and residual certificates. The Company estimates future cash flows from these interest-only and residual certificates and values them utilizing assumptions that it believes are consistent with those that would be utilized by an unaffiliated third party purchaser and records them as trading securities at fair value. Unrealized gains and losses are included in gains on sales of loans in the accompanying financial statements. The initial and subsequent changes in the unrealized gains and losses are included in securities valuation and other income. To the Company's knowledge, there is no active market for the sale of these interest-only and residual certificates.

  The fair value of interest-only and residual certificates is determined by computing the present value of the excess of the weighted average coupon on the loans sold over the sum of: (1) the coupon on the senior interests, (2) a base servicing fee paid to the loan servicer, (3) expected losses to be incurred on the portfolio of loans sold

                     SOUTHERN PACIFIC FUNDING CORPORATION
over the lives of the loans, and (4) fees payable to the trustee and monoline insurer. Prepayment assumptions used in the present value computation are based on recent evaluations of the actual prepayments of the Company's servicing portfolio or on market prepayment rates on new portfolios, taking into consideration the current interest rate environment and its expected impact on prepayment rates. The cash flows expected to be received by the Company are discounted at an interest rate that the Company believes an unaffiliated third-party purchaser would require as a rate of return on such a financial instrument. To the extent that actual future excess cash flows are different from estimated excess cash flows, the fair value of the Company's interest-only and residual certificates will be adjusted monthly with corresponding adjustments made to earnings in that period.

  In certain of its securitizations, the Company provided an initial overcollateralization on the securities sold and in all its securitizations the Company builds overcollateralization as cash flows projected as described above are used by the trustee to reduce the outstanding balance of the securities sold by the Company.

  The Company currently uses a 12% discount rate to calculate present value of anticipated "out of the trust" cash flows that it anticipates receiving from the securitization trust after overcollateralization requirements have been achieved. Prepayment assumptions are applied to each discrete security and further to each product (i.e. ARM's, Fixed and 2/28's) within each security. The estimated CPR varies over time based upon the relative maturity of the loans included in each pool. The estimated annual CPR is 4% at inception and increases in equal monthly increments until the peak estimated CPR is achieved, generally within 12-23 months. Peak CPR's, range from 30% to 50% for ARM's, 40% for 2/28's and 23% for fixed rate loans. These peaks are generally maintained through month 36. Thereafter, peak CPR's are reduced in two twelve month steps at which time terminal CPR's are reached. Terminal CPR's are estimated at 20% for ARM's and 2/28's and 15% for fixed rate loans. The Company also periodically provides for additional credit losses which may be incurred on loans which the Company voluntarily purchases from the trusts.

 Gains on Sales of Loans

  Gains on sales of loans are determined by deducting from the gross proceeds of the sales or securitizations the allocated basis in the loans sold or securitized and related transaction costs. The initial fair value of interest-only and residual certificates is included as proceeds in calculating gains on sales of loans.

 Interest Income

  Interest income includes interest earned on mortgage loans held for sale. Interest expense includes interest paid on the Company's outstanding warehouse lines of credit, the Company's convertible subordinated debentures and the Company's senior notes.

 Securities Valuation and Other Income

  Securities valuation and other income includes the change in unrealized gains and losses on interest-only and residual certificates.

 Premises and Equipment

  Premises and equipment are stated at cost, less accumulated depreciation or amortization. Depreciation is recorded using the straight-line method over the estimated useful lives of individual assets (three to five years). Leasehold improvements are amortized over the terms of the related leases or the estimated useful lives of improvements, whichever is shorter.

                     SOUTHERN PACIFIC FUNDING CORPORATION

 Dividends

  The Company intends to retain all of its future earnings to finance its operations. The subsidiaries of the Company are restricted from paying dividends to the Company or any of its subsidiaries due to covenants in the Company's senior note agreement.

 Goodwill

  Goodwill, which represents the excess of purchases price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. (See Note 14).

 Long-Term Investments

  Long-term investments, included in other assets, are carried at cost and consist of preferred stock in Hallmark Government, Inc. of $360,000 at December 31, 1997.

 Deferred Income Taxes

  The accompanying financial statements reflect income taxes for SPFC as if it had been a separate entity for all years presented. SPFC accounts for income taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the asset and liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 Use of Estimates

  Management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 Net Earnings Per Share

  In February 1997, the FASB issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share
(EPS). It simplifies the standards in APB Opinion No. 15, Earnings per Share, for computing EPS by replacing primary earnings per share with basic earnings per share and by alterning the calculation of diluted EPS, which replaces fully diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. All prior period EPS figures have been restated to conform to the provisions of the Statement.

                     SOUTHERN PACIFIC FUNDING CORPORATION

  The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

                                               YEAR ENDED DECEMBER 31, 1995
                                           ------------------------------------
                                                          WEIGHTED    PER SHARE
                                             INCOME    AVERAGE SHARES  AMOUNT
                                           ----------- -------------- ---------
   Basic EPS
   Net income available to common
    shareholders.........................  $ 7,337,435   15,562,500     $0.47
   Effect of dilutive securities:
     Stock options.......................          --           --
     Convertible subordinated notes......          --           --
                                           -----------   ----------     -----
   Diluted EPS...........................  $ 7,337,435   15,562,500     $0.47
                                           ===========   ==========     =====
                                               YEAR ENDED DECEMBER 31, 1996
                                           ------------------------------------
                                                          WEIGHTED    PER SHARE
                                             INCOME    AVERAGE SHARES  AMOUNT
                                           ----------- -------------- ---------
   Basic EPS
   Net Income available to common
    shareholders.........................  $27,631,989   18,552,500     $1.49
   Effect of dilutive securities:
     Stock options.......................                   481,422
     Convertible subordinated notes......      510,078    1,478,014
                                           -----------   ----------     -----
   Diluted EPS...........................  $28,142,067   20,511,936     $1.37
                                           ===========   ==========     =====
                                               YEAR ENDED DECEMBER 31, 1997
                                           ------------------------------------
                                                          WEIGHTED    PER SHARE
                                             INCOME    AVERAGE SHARES  AMOUNT
                                           ----------- -------------- ---------
   Basic EPS
   Net Income available to common
    shareholders.........................  $53,774,896   20,747,665     $2.59
   Effect of dilutive securities:
     Stock options.......................                 1,459,277
     Convertible subordinated notes......    2,864,198    3,151,260
                                           -----------   ----------     -----
   Diluted EPS...........................  $56,639,094   25,358,202     $2.23
                                           ===========   ==========     =====

 Foreign Currency Translation

  All assets and liabilities of the U.K. subsidiaries are translated into U.S. dollars at the rate in effect as of the date of the financial statements. Income and expense items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of shareholder's equity.

5. PREMISES AND EQUIPMENT

    Premises and equipment consisted of the following at December 31, 1996 and 1997:

                                     DECEMBER 31,
                                -----------------------
                                   1996        1997
                                ----------  -----------
       Premises and equipment.. $3,634,193  $ 9,938,813
       Less accumulated
        depreciation and
        amortization...........   (597,805)  (2,278,122)
                                ----------  -----------
                                $3,036,388  $ 7,660,691
                                ==========  ===========

                     SOUTHERN PACIFIC FUNDING CORPORATION

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The table below summarizes the information about the fair value of the financial instruments recorded on the Company's financial statements at December 31, 1996 and 1997:

                                DECEMBER 31, 1996         DECEMBER 31, 1997
                            ------------------------- -------------------------
                            CARRY VALUE   FAIR VALUE  CARRY VALUE   FAIR VALUE
                            ------------ ------------ ------------ ------------
Cash....................... $ 14,175,566 $ 14,175,566 $  7,886,412 $  7,886,412
Loans held for sale........  223,059,102  231,981,466  264,384,993  274,960,393
Interest-only and residual
 certificates..............   87,016,900   87,016,900  277,156,343  277,156,343
Notes Payable..............          --           --     3,431,972    3,431,972
Long Term Debt.............   75,000,000   75,000,000  175,000,000  175,000,000
Borrowings under warehouse
 lines of credit...........  152,680,395  152,680,395  205,031,055  205,031,055

  Because no market exists for certain of the Company's assets and liabilities, fair value estimates are based on judgments regarding credit risk, investor expectations of future economic conditions, normal cost of administration and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

  The methodology and assumptions utilized to estimate the fair value of the Company's financial instruments, including the off balance sheet instruments disclosed in Note 15, are as follows:

  Loans held for sale. The Company has estimated the fair values reported based on recent sales and securitizations.

  Interest-only and residual certificates. Fair value determined using estimated discounted future cash flows taking into consideration anticipated prepayment rates, loss experience and prepayment penalties.

  The Company currently uses a 12% discount rate to calculate present value of anticipated "out of the trust" cash flows that it anticipates receiving from the securitization trust after overcollateralization requirements have been achieved. Prepayment assumptions are applied to each discrete security and further to each product (i.e. ARM's, Fixed and 2/28's) within each security. The estimated CPR varies over time based upon the relative maturity of the loans included in each pool. The estimated annual CPR is 4% at inception and increases in equal monthly increments until the peak estimated CPR is achieved, generally within 12-23 months. Peak CPR's, range from 30% to 50% for ARM's, 40% for 2/28's and 23% for fixed rate loans. These peaks are generally maintained through month 36. Thereafter, peak CPR's are reduced in two twelve month steps at which time terminal CPR's are reached. Terminal CPR's are estimated at 20% for ARM's and 2/28's and 15% for fixed rate loans. The Company also periodically provides for additional credit losses which may be incurred on loans which the Company voluntarily purchases from the trusts.

  Borrowings under warehouse lines of credit. The carrying value reported approximates fair value due to the short-term nature of the borrowings and the variable interest rates charged on the borrowings.

  Commitments to originate loans and loans in process. Many loan commitments are expected to, and typically do, expire without being drawn upon. As the rates and terms of the commitments to lend and loans in process are competitive with others in which the Company operates, the values disclosed in
Note 15 are determined to be a reasonable estimate of fair value.

  Notes Payable. The carrying value reported approximates fair value due to the nature of the borrowings.

                     SOUTHERN PACIFIC FUNDING CORPORATION

  Long Term Debt. The carrying value reported approximates fair value based on the current debt rates.

  Hedging Transactions. The Company regularly securitizes and sells fixed and variable-rate mortgage loans. To offset the effects of interest rate fluctuations on the value of its fixed-rate loans held for sale, the Company in certain cases will hedge its interest rate risk related to loans held for sale by selling U.S. Treasury securities short or in the forward market.

  As of December 31, 1996 and 1997, the Company had open hedge positions of $32.6 million and $65.6 million respectively, related to the sales of United States Treasury securities in the forward market. The proceeds from the short sale are shown net of the related liability in the accompanying balance sheet at December 31, 1996 and 1997.

8. RELATED PARTY TRANSACTIONS

 Intracompany Cost Allocations

  During 1995 and 1996, the Company accrued allocated expenses for ICII that are included as part of personnel and commission expense and general and administrative expenses of $256,000 and $292,000, respectively. No administrative services are being provided by ICII or SPTL, effective January 1, 1997.

 Borrowings from Affiliates

  The average borrowings from affiliates and interest rates used to determine the weighted average interest on borrowings for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                                YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                               1995         1996        1997
                                            -----------  ----------  ----------
       Average borrowings.................. $34,777,138  $3,890,267  $1,250,000
       Interest rate.......................        3.69%       6.25%      12.00%
       Interest on borrowings.............. $ 1,284,282  $  230,236  $  125,000

 SPTL

  In March 1996, the Company entered into a $10 million revolving credit and term loan agreement with SPTL (the "SPTL Agreement") which was scheduled to expire on September 30, 1996. Advances under the SPTL Agreement were collateralized by the Company's interest-only and residual certificates (other than such interests retained by SPTL pursuant to the Contribution Transaction) and bore interest at 2% above LIBOR. In April, 1996 the Company repaid all borrowings outstanding under the SPTL Agreement and it was canceled.

 ICII

  On July 17, 1997, the Company borrowed $15 million from ICII due on October 17, 1997 and bore interest at a rate of 12%. The $15 million was repaid on August 11, 1997 along with $125,000 in interest.

 Loan Servicing

  From the point of commencement of operations until March 1994, SPTL served as the loan servicer for the Company and the Company was allocated its pro rata portion of SPTL's loan servicing expenses. In March 1994, SOUTHERN PACIFIC FUNDING CORPORATION

                     SOUTHERN PACIFIC FUNDING CORPORATION

  ICII assumed the role of loan servicer for a servicing fee of approximately $7.50 per loan per month, so that the Company could complete its first securitization. In September 1995, the Company began to utilize the services of Advanta, an independent loan servicer, as the master servicer. Fees charged by Advanta are $25 per loan and 37.5 basis points per annum on the declining principal balance of each loan serviced, paid monthly, respectively, which fees are higher than those previously paid to ICII due to the additional collection activities performed by Advanta.

 Consulting Agreements

  In June 1996, the Company entered into a five-year consulting agreement with The Dewey Consulting Group, owned by one of the Company's directors, John D. Dewey. Under the agreement, Mr. Dewey has agreed to assist the Company in the development of strategic alliances with selected mortgage lenders, including the identification of potential strategic alliance participants. The Company has agreed to compensate Mr. Dewey based upon actual strategic alliances entered into and loan production and earnings resulting from those alliances which amounts to .015% of the Company's share of warrants, interest-only cash received, and interest-only strips. No amounts were paid in 1996 or owing at December 31, 1996, $254,122 was paid in 1997 and $335,619 was owing at December 31, 1997.

 Other

  The Company has outstanding receivables from Hallmark Government, Inc. of $7,153,800, collateralized by first mortgage loans.

9. LONG TERM OBLIGATIONS

  Long Term Debt at December 31, 1996 and 1997 consists of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1996         1997
                                                      ----------- ------------
   Senior Notes, interest at 11.5%, due semi-
    annually, principal due November 1, 2004......... $       --  $100,000,000
   Convertible subordinated debentures, interest at
    6.75%, due
    semi-annually, principal due October 15, 2006....  75,000,000   75,000,000

  Interest on the senior notes is payable semi-annually. Debt issuance costs of $3,647,368 at December 31, 1997 are included in other assets. These costs have been deferred and are being amortized over seven years using the interest method.

  The Convertible subordinated debentures are convertible into 3,151,125 shares of common stock, for a conversion price of $23.80 per share, at any time prior to maturity. Interest on the debentures is payable semi-annually. Debt issuance costs of $2,794,220 and $2,521,360 at December 31, 1996 and 1997, respectively, are included in other assets. These costs have been deferred and are being amortized over ten years using the interest method.

  Notes Payable at December 31, 1997 represents a payable to Oceanmark Bank for the purchase of Mortgage Division Assets and has a face amount of $3,800,000. The note bears no interest and has a 36 month term. Principal is payable in three equal installments of $1,266,667 at 12 months, 24 months and 36 months. The note was initially recorded at its present value of $3,268,000, discounted at 7%. The discount will be amortized over the term of the note using the interest method.

                     SOUTHERN PACIFIC FUNDING CORPORATION

10. INCOME TAXES

  For the 1996 period through the effective date of the IPO in June 1996, SPFC is included in a consolidated tax return filing with ICII. For the 1996 period subsequent to the IPO and 1997, SPFC will file a separate tax return on a stand-alone basis.

  SPFC's income taxes were as follows for the years ended December 31, 1996 and 1997:

                                                 1995       1996        1997
                                              ---------- ----------- -----------
     Current:
       Federal............................... $2,731,115 $ 3,680,000 $ 7,341,259
       State.................................    602,452     772,000   1,272,358
                                              ---------- ----------- -----------
         Total current.......................  3,333,567   4,452,000   8,613,617
     Deferred:
       Federal...............................  1,533,378  11,461,414  24,977,663
       State.................................    338,245   4,533,200   4,651,830
                                              ---------- ----------- -----------
         Total deferred......................  1,871,623  15,994,614  29,629,493
                                              ---------- ----------- -----------
     Total income taxes...................... $5,205,190 $20,446,614 $38,243,110
                                              ========== =========== ===========

  The following table shows the tax effects of temporary differences which give rise to the primary components of SPFC's net deferred tax liability at December 31, 1996 and 1997.

                                                           1996        1997
                                                        ----------- -----------
       Deferred tax liabilities:
         Interest-only and residual certificates....... $18,445,495 $48,074,988
                                                        =========== ===========

  A reconciliation of the income tax provision and the amount computed by applying the statutory Federal corporate income tax rate to income before income taxes are as follows for the years ended December 31, 1996 and 1997:

                                                              1995  1996  1997
                                                              ----  ----  ----
       Statutory U.S. Federal income tax rate................ 35.0% 35.0% 35.0%
       Increases in rate resulting from state income taxes,
        net of Federal benefit...............................  6.5   7.5   6.5
                                                              ----  ----  ----
       Effective income tax rate............................. 41.5% 42.5% 41.5%
                                                              ====  ====  ====

  At the effective date of the IPO, the Company entered into a tax agreement with ICII whereby, among other things, ICII will indemnify and hold the Company harmless from any tax liability attributable to periods ending on or before the effective date of the IPO in excess of such taxes as the Company has already paid or recognized.

                     SOUTHERN PACIFIC FUNDING CORPORATION

11. EMPLOYEE BENEFIT PLANS

 Profit Sharing and 401(k) Plan

  Prior to October 1, 1997, employees of SPFC were eligible to participate in the ICII 401(k) plan. The ICII 401(k) plan matched a portion of the employee pretax contribution. Effective October 1, 1997 employees of SPFC are eligible to participate in the SPFC 401(k) plan which came into effect at that time. Employees may elect to enroll in the plan on the first day of any month, provided that they have been employed by SPFC for at least six months. Employees may contribute up to 15% of their compensation to the SPFC 401(k) Plan and SPFC will match 50% of the first 6% of employee pretax contributions. SPFC matching contributions are made as of December 31st each year. SPFC recorded 401(k) matching expense of approximately $26,000, $111,000 and $433,148 for the years ended December 31, 1995, 1996, and 1997, respectively.

12. STOCK OPTIONS

  Effective November 1, 1995, the Company reserved and granted options for 1,942,200 shares of Company common stock pursuant to the 1995 Senior Management Stock Option Plan (the "Senior Management Plan"). All of the options granted under the Senior Management Plan have been issued to senior management personnel at an exercise price of $7.00 per share, the fair value on the date of grant. The options vest ratably over a five-year period commencing one year after the date of grant.

  Also effective November 1, 1995, the Company adopted the 1995 Stock Option, Deferred Stock and Restricted Stock Plan (the "Stock Option Plan"), which provides for the grant of qualified incentive stock options, incentive stock options, and awards consisting of deferred stock, restricted stock, stock appreciation rights and limited stock appreciation rights. The Stock Option Plan authorizes the grant of options to purchase, and awards of, an aggregate of 1,942,200 shares of Company common stock. If an option granted under the Stock Option Plan expires or terminates, or an award is forfeited, the shares subject to any unexercised portion of such option or award will again become available for the issuance of further options or awards under the Stock Option Plan.

  All share data related to shares issued and outstanding have been restated to give retroactive recognition to a 4,150 for one stock split effective April 1, 1996 and a three for two stock split effective January 23, 1997.

  The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:

                                                 1995       1996        1997
                                              ---------- ----------- -----------
Net Earnings:
  As reported...............................  $7,337,435 $27,631,989 $53,774,896
  Pro forma.................................   7,105,518  26,266,703  50,612,358
  Net Earnings Per Share:
  As reported: Basic........................       $0.47       $1.49       $2.59
       Diluted..............................       $0.46       $1.37       $2.23
  Pro forma: Basic..........................       $0.47       $1.42       $2.44
      Diluted...............................       $0.46       $1.31       $2.11

                     SOUTHERN PACIFIC FUNDING CORPORATION

  Stock option activity during the period indicated is as follows:

                                                     NUMBER OF  WEIGHTED AVERAGE
                                                      SHARES     EXERCISE PRICE
                                                     ---------  ----------------
   Balance at December 31, 1994.....................       --          --
     Granted........................................ 1,942,200       $7.00
     Exercised......................................       --          --
     Forfeited......................................       --          --
     Expired........................................       --          --
                                                     ---------       -----
   Balance at December 31, 1995..................... 1,942,200        7.00
     Granted........................................ 1,078,500       12.57
     Exercised......................................       --          --
     Forfeited......................................  (113,250)      11.90
     Expired........................................       --          --
                                                     ---------       -----
   Balance at December 31, 1996..................... 2,907,450        8.85
     Granted........................................   868,750       11.15
     Exercised......................................   (22,950)      11.39
     Forfeited......................................  (276,300)      13.07
     Expired........................................       --          --
                                                     ---------       -----
   Balance at December 31, 1997..................... 3,476,950       $9.09

  At December 31, 1997, there were 384,500 additional shares available for grant under the Stock Option Plan. The per share weighted-average fair value of stock options granted during 1995, 1996 and 1997 was $15.74, $13.34 and $11.17, respectively, on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: expected dividend yield 0.00%, risk free interest rate of 5.42%, an expected life of 6 years and an annualized volatility rate of 66.57%.

  At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $7.00-15.00 and 8.20 years and $15.01-$20.00 and 8.80 years, respectively.

  At December 31, 1996 and 1997 there were 388,440, and 1,129,830 options, respectively exercisable.

13. SHORT TERM BORROWINGS

 Lines of Credit

  The Company has obtained five lines of credit from investment banks, for the purpose of funding one-to-four family residential first and second mortgage loans, which is subject to certain operating and financial covenants and collateral requirements. Total borrowings under the warehouse lines are limited to $988.2 million and the lines are scheduled to expire between April 15, 1998 and December 14, 1998.

  As of December 31, 1996 and 1997, $152,680,395 and $205,031,055,
respectively, were outstanding on the lines of credit, on which interest was charged based on the type of loan funded. Interest expense incurred for the years ended December 31, 1995, 1996 and 1997 amounted to approximately $131,000, $6,409,061 and $19,544,258, respectively with weighted average interest rates ranging from 5.7% to 8.3% for 1997.

 Residual Facility

  In May, 1997 the Company entered into a residual financing facility of $30 million that allowed the Company to obtain debt secured by interest-only and residual certificates. The Company drew upon $29.4 million of this facility and repaid the full amount on November 4, 1997.

                     SOUTHERN PACIFIC FUNDING CORPORATION

14. ACQUISITIONS

  In 1996, the Company purchased 95% of the common stock of a diversified financial services company for $5,000,000 in cash. The amount in excess of the fair value of net assets acquired is $4,742,571. The Company acquired net assets of $5,000,000 consisting primarily of goodwill of $4,742,571. The results of operations of the acquired company have been included in the consolidated financial statements since the date of acquisition.

  In May 1997, the Company purchased certain assets of a diversified financial services company in exchange for a $3,800,000 note payable (see Note 9). The amount in excess of the fair value of the net assets acquired was $2,320,884 which has been recorded as goodwill in the accompanying financial statements. In addition, the Company acquired interest-only and residual certificates for cash of $3.8 million.

  In December 1997, the Company purchased the loan servicing operation of NAMC for $400,000. The Company acquired NAMC's servicing operations assets and retained its loan servicing employees.

15. LOAN SERVICING

  Through December 1997 the company contracted for the servicing of substantially all loans it originated, purchased and held for sale with Advanta. This arrangement allowed the Company to increase the volume of loans it originated and purchased without incurring the overhead investment in servicing operations. As with any external service provider, the Company is subject to risks associated with inadequate or untimely services. The Company regularly reviews the delinquency of its servicing portfolio. Many of the Company's borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures. A substantial increase in the Company's delinquency rate or foreclosure rate could adversely affect its ability to profitably access the capital markets for its financing needs, including future securitizations.

  As of December 31, 1997 the Company's servicing portfolio (inclusive of securitized loans where the Company has ongoing risk of loss) was approximately $2.5 million. Through that date substantially all of the Company's loan servicing had either been outsourced or subcontracted to Advanta.

  The Company's acquisition in December 1997 of NAMC's loan servicing operations allowed the Company in mid-January 1998 to begin its own loan servicing operation for all new loans originated and purchased. In the second quarter of 1998, the Company plans to transfer to its internal servicing department the servicing of the loans included in the Company's December 1997 securitization and of remaining loans originated and purchased in December 1997 and January 1998.

16. COMMITMENTS AND CONTINGENCIES

 Financial Instruments with Off Balance Sheet Risk

  The Company is a party to financial instruments with off balance sheet risk in the normal course of business. These financial instruments include agreements to fund fixed and variable-rate mortgage loans and loans in process. For agreements to fund fixed-rate loans, the contract amounts represent exposure to loss from market fluctuations as well as credit loss. The Company controls the credit risk of its agreements to fund fixed and variable-rate loans through credit approvals, limits and monitoring procedures.

  Agreements to fund mortgage loans are agreements to lend to customers as long as there is no violation of any condition established in the contracts. Such agreements generally have fixed expiration dates or other termination clauses. Since some agreements may expire without being drawn upon, the total agreement amounts do not necessarily represent future cash requirements. As of December 31, 1997, the Company had agreements to fund loans of approximately $43.0 million.

                     SOUTHERN PACIFIC FUNDING CORPORATION

 Sales of Loans and Servicing Rights

  In the ordinary course of business, SPFC is exposed to liability from representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of servicing rights. Under certain circumstances, SPFC is required to repurchase mortgage loans if there has been a breach of a representation or warranty. For loans which have been securitized, the Company includes an estimate of credit loss, using a risk free rate, in determining its discounted recourse liability. On a periodic basis, the Company reviews its assumptions in light of historical experience and economic trends to evaluate their reasonableness in measuring the fair value of recorded assets.

  The Company's servicing agreement with Advanta provides that if the Company desires to terminate the agreement without cause upon 90 days' written notice, the Company will be required to pay Advanta an amount equal to 1.0% of the aggregate principal balance of the mortgage loans being serviced by Advanta at that time. The agreement also provides that a transfer service fee of $100 per loan shall be paid to Advanta for any mortgage loan for which the Company transfers servicing from Advanta to another servicer, without terminating the agreement.

 Litigation

  The Company, its subsidiary Oceanmark Financial Corporation, and members of its board directors are defendants in a lawsuit in US District Court for the southern District of Florida. Oceanmark Bank, F.S.B. is the plaintiff. The Company was served on March 9, 1998. The complaint relates to the Company's acquisition of mortgages and notes of Oceanmark Bank beginning in 1995 and ending with the Company's acquisition of the mortgage operations of Oceanmark Bank and certain residual assets in May 1997 and events subsequent to the May 1997 acquisition. The complaint alleges, among other things, that employees of Oceanmark Bank conspired with the Company to lower the purchase price of the assets sold to the Company by Oceanmark Bank. The plaintiff seeks relief under theories of racketeering, securities fraud, breach of contract, breach of fiduciary duty, conspiracy, and negligence and requests compensatory and punitive damages totaling $75 million.

  The Company's management believes that the Oceanmark claims are without merit and intends to defend the Company's position vigorously. Management believes that the resolution of this matter will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

  SPFC occasionally becomes involved in litigation arising in the normal course of business. Management believes that any liability with respect to such legal actions, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations.

 Operating Leases

  The Company leases premises and equipment under operating leases with various expiration dates. Minimum annual rental payments at December 31, 1997 were as follows:

       1998......................................................... $ 4,190,910
       1999.........................................................   3,917,316
       2000.........................................................   3,092,437
       2001.........................................................   2,666,172
       2002.........................................................   2,057,852
                                                                     -----------
         Total...................................................... $15,924,687
                                                                     ===========

                     SOUTHERN PACIFIC FUNDING CORPORATION

  Rent expense amounted to $309,607, $484,416 and $2,394,621 for the years ended December 31, 1995, 1996 and 1997, respectively.

17. CONSOLIDATING CONDENSED FINANCIAL INFORMATION

  Following is consolidating condensed financial information of SPFC, the Subsidiary Guarantors of the 11 1/2% Senior Notes due 2004 issued in November 1997 and the Subsidiary which is not a Subsidiary Guarantor:

                          CONSOLIDATING BALANCE SHEET

                                                      AS OF DECEMBER 31, 1997
                          ---------------------------------------------------------------------------------
                                        SUBSIDIARY  NON-GUARANTOR
                              SPFC      GUARANTORS   SUBSIDIARY     SUBTOTAL    ELIMINATIONS      TOTAL
                          ------------ ------------ ------------- ------------  -------------  ------------
         ASSETS
Cash....................  $    408,286 $  2,047,362  $ 5,430,764  $  7,886,412  $         --   $  7,886,412
Loans held for sale.....   133,110,124   61,330,849   67,991,237   262,432,210      1,952,783   264,384,993
Interest-only and
 residual certificates..   277,156,343          --           --    277,156,343            --    277,156,343
Investment in
 subsidiaries...........    11,220,645          --           --     11,220,645    (11,220,645)          --
Other assets............   104,244,775   53,563,593    1,507,189   159,315,557   (119,397,912)   39,917,645
                          ------------ ------------  -----------  ------------  -------------  ------------
   Total assets.........  $526,140,173 $116,941,804  $74,929,190  $718,011,167  $(128,665,774) $589,345,393
                          ============ ============  ===========  ============  =============  ============
Borrowings of credit
 under warehouse line...  $143,789,768 $        --   $61,241,287  $205,031,055  $         --   $205,031,055
Deferred tax liability..    44,111,149    4,213,931     (211,030)   48,114,050        (39,062)   48,074,988
Convertible subordinated
 notes..................   175,000,000          --            --   175,000,000             --   175,000,000
Other liabilities.......    29,454,384   95,414,744   14,111,962   138,981,090   (116,896,647)   22,084,443
                          ------------ ------------  -----------  ------------  -------------  ------------
   Total liabilities....   392,355,301   99,628,675   75,142,219   567,126,195   (116,935,709)  450,190,486
                          ============ ============  ===========  ============  =============  ============
Shareholders' equity:
 Common stock...........    54,100,644       25,343          --     54,125,987        (25,365)   54,100,622
 Contributed capital....       247,500   11,649,637          --     11,897,137    (11,649,637)      247,500
 Translation
  adjustment............           --           --        (8,745)       (8,745)           --         (8,745)
 Retained earnings......    79,436,728    5,638,149     (204,284)   84,870,593        (55,063)   84,815,530
                          ------------ ------------  -----------  ------------  -------------  ------------
   Total shareholders'
    equity..............   133,784,872   17,313,129     (213,029)  150,884,972    (11,730,065)  139,154,907
                          ------------ ------------  -----------  ------------  -------------  ------------
   Total liabilities and
    shareholders'
    equity..............  $526,140,173 $116,941,804  $74,929,190  $718,011,167  $(128,665,774) $589,345,393
                          ============ ============  ===========  ============  =============  ============

                      SOUTHERN PACIFIC FUNDING CORPORATION

                      CONSOLIDATING STATEMENT OF EARNINGS

                                                  YEAR ENDED DECEMBER 31, 1997
                          -------------------------------------------------------------------------------
                                        SUBSIDIARY  NON-GUARANTOR
                              SPFC      GUARANTORS   SUBSIDIARY     SUBTOTAL   ELIMINATIONS     TOTAL
                          ------------  ----------- ------------- ------------ ------------  ------------
Revenues:
 Gains on sales of
  loans.................  $118,230,144  $27,091,191  $3,082,531   $148,403,866 $       --    $148,403,866
 Interest income........    36,941,438    9,213,663   2,916,618     49,071,719  (9,764,960)    39,306,759
 Securities valuation
  and other income......    (2,766,667)   4,511,716    (110,874)     1,634,175         --       1,634,175
                          ------------  -----------  ----------   ------------ -----------   ------------
  Total revenues........   152,404,915   40,816,570   5,888,275    199,109,760  (9,764,960)   189,344,800
                          ============  ===========  ==========   ============ ===========   ============
Expenses:
 Interest on other
  borrowings............    26,074,145    8,958,966   2,344,952     37,378,063  (9,764,960)    27,613,103
 Personnel and
  commission Expense....    28,091,560   15,184,601   1,751,543     45,027,704         --      45,027,704
 General and
  administrative
  Expense...............    15,430,810    7,020,069   2,140,983     24,591,862      94,125     24,685,987
                          ------------  -----------  ----------   ------------ -----------   ------------
  Total expenses........    69,596,515   31,163,636   6,237,478    106,997,629  (9,670,835)    97,326,794
                          ============  ===========  ==========   ============ ===========   ============
Earnings before taxes...    82,808,400    9,652,934    (349,203)    92,112,131     (94,125)    92,018,006
Income taxes............    34,412,306    4,014,785    (144,919)    38,282,172     (39,062)    38,243,110
                          ------------  -----------  ----------   ------------ -----------   ------------
  Net earnings..........  $ 48,396,094  $ 5,638,149  $ (204,284)  $ 53,829,959 $   (55,063)  $ 53,774,896
                          ============  ===========  ==========   ============ ===========   ============

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                                                  YEAR ENDED DECEMBER 31, 1997
                         -----------------------------------------------------------------------------------
                                       SUBSIDIARY   NON-GUARANTOR
                             SPFC      GUARANTORS    SUBSIDIARY      SUBTOTAL     ELIMINATIONS     TOTAL
                         ------------  -----------  -------------  -------------  ------------ -------------
Net cash provided by
 (used in) operating
 activities............. $(95,039,704) $ 4,276,336  $(55,180,048)  $(145,943,416)  $ 187,190   $(145,756,226)
Net cash used in
 investing activities...   (3,096,096)  (5,723,418)     (630,475)     (9,449,989)        --       (9,449,989)
Cash flows from
 financing activities:
 Net changes in:
  Borrowings under
   warehouse lines of
   credit...............   (8,890,627)         --     61,241,287      52,350,660         --       52,350,660
  Proceeds from long
   term debt............   96,263,878          --            --       96,263,878         --       96,263,878
  Other.................      302,523      187,190           --          489,713    (187,190)        302,523
                         ------------  -----------  ------------   -------------   ---------   -------------
Net cash provided by
 (used in) financing
 activities.............   87,675,774      187,190    61,241,287     149,104,251    (187,190)    148,917,061
Net change in cash......  (10,460,026)  (1,259,892)    5,430,764      (6,289,154)        --       (6,289,154)
Cash at beginning of
 period.................   14,175,566          --            --       14,175,566         --       14,175,566
                         ------------  -----------  ------------   -------------   ---------   -------------
Cash at end of year..... $  3,715,540  $(1,259,892) $  5,430,764   $   7,886,412   $     --    $   7,886,412
                         ============  ===========  ============   =============   =========   =============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information with respect to the directors and executive officers of the Company.

   NAME                              AGE         POSITION WITH COMPANY
   ----                              ---         ---------------------
   H. Wayne Snavely(1)..............  56 Chairman of the Board, President and
                                          Chief Executive Officer
                                         Executive Vice President and Chief
   Kevin E. Villani(1)..............  49  Financial Officer
   Irwin L. Gubman(1)...............  55 General Counsel and Secretary
   Paul B. Lasiter..................  31 Senior Vice President and Controller
   Stephen J. Shugerman(1)..........  50 President of SPB and a Director
   Joseph R. Tomkinson..............  49 Director
   Robert S. Muehlenbeck(2).........  50 Director
   G. Louis Graziadio, III(2).......  47 Director
   Perry A. Lerner(2)(3)............  54 Director
   James Clayburn LaForce, Jr.(2)(3)  68 Director

--------
(1) Member of Executive Committee.

(2) Member of Compensation Committee.

(3) Member of Audit Committee.

  H. WAYNE SNAVELY has been Chairman of the Board and Chief Executive Officer of the Company since December 1991 and President since February 1996. Mr. Snavely served as a director of Imperial Bank from 1975 to 1983 and from 1993 to January 1998. Mr. Snavely is Chairman of the Board of Southern Pacific Funding Corporation, Impac Mortgage Holdings, Inc., Franchinse Mortgage Acceptance Corporation and Imperial Credit Commercial Mortgage Investment Corporation and a director of Imperial Financial Group.

  KEVIN E. VILLANI has been the Executive Vice President and Chief Financial Officer of the Company since September 1995. Mr. Villani is President of ICCAMC and serves as a member of the Company's Board of Directors and is Vice-Chairman of the Board of ICCMIC. Mr. Villani joined the University of Southern California as the Wells Fargo Visiting Professor of Finance in 1990 and remained on the full-time faculty through 1997. From 1985 to 1990, he was the Executive Vice President and Chief Financial Officer for Imperial Corporation of America. From 1982 to 1985, Mr. Villani served in various capacities at the Federal Home Loan Mortgage Corporation, including Chief Economist and Chief Financial Officer. From 1975 to 1982, he served as the Financial Economist, The Director for the Division of Housing Finance Analysis and The Deputy Assistant Secretary for the Office of Economic Affairs and Chief Economist for the Department of Housing and Urban Development. From 1990 through 1995, Mr. Villani also served as a full-time consulting economist at the World Bank and International Finance Corporation on housing, banking, finance and investment issues in emerging markets. Mr. Villani has published over 100 books and articles on financial markets and instruments.

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

  STEPHEN J. SHUGERMAN has been President of SPB since June 1987 and has been a Director of the Company since December 1991. From June 1985 to May 1987, Mr. Shugerman was President of ATI Thrift & Loan Association, a privately owned thrift and loan association, and, from 1979 to 1985, he was Senior Vice President of Imperial Thrift and Loan Association, a former subsidiary of Imperial Bank. Mr. Shugerman has recently served as President of the California Association of Thrift & Loan Companies. Mr. Shugerman is a director of SPFC.

  JOSEPH R. TOMKINSON has been a Director of the Company since December 1991. Mr. Tomkinson has been the Vice Chairman of the Board and Chief Executive Officer of IMH since August 1995. Mr. Tomkinson served as President of the Company from January 1992 to February 1996 and from 1986 to January 1992, he was President of Imperial Bank Mortgage, a subsidiary of Imperial Bank, one of the companies combined to become ICII in 1992. From 1984 to 1986, he was employed as Executive Vice President of Loan Production for American Mortgage Network, a privately owned mortgage bank. Mr. Tomkinson is the Chairman and Chief Executive Officer of Impac Commercial Holdings, Inc., a commercial REIT and a Director of BNC Mortgage, Inc., a residential real estate lending company

  ROBERT S. MUEHLENBECK has been a Director of the Company since December 1991. Mr. Muehlenbeck is also an Executive Vice President of Imperial Bank. Mr. Muehlenbeck was formerly the President of Seaborg, Incorporated and has been involved in commercial and residential real estate development and finance activities.

  G. LOUIS GRAZIADIO, III has been a Director of the Company since February 1992. Mr. Graziadio has been Chairman of the Board and Chief Executive Officer of Ginarra Holdings, Inc. (as well as predecessor and affiliated companies) since 1979. Ginarra Holdings, Inc. is a privately held California corporation engaged in a wide range of investment activities. Mr. Graziadio has been actively involved, since 1972, in real estate development, construction and home building. Mr. Graziadio is a Director of FMC and of Imperial Bancorp and Imperial Trust Company, an indirect subsidiary of Imperial Bancorp. He serves as Co-Chairman of IFG.

  PERRY A. LERNER has been a Director of the Company since May 1992. He has been a principal in his investment firm of Crown Capital Group, Inc., since 1996. Mr. Lerner was with the law firm of O'Melveny & Myers from 1982 to 1997, having been a partner with the firm since 1984. Mr. Lerner was an Attorney-Advisor of the International Tax Counsel of the United States Treasury Department from 1973 to 1976. Mr. Lerner is a Director of FMC and IFG.

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

ITEM 11. EXECUTIVE COMPENSATION

  The following table provides information concerning the cash and non-cash compensation earned and received by the Company's Chief Executive Officer and its four highly compensated executive officers (the "Named Executive Officers"), other than the Company's Chief Executive Officer, whose salary and bonus during the fiscal year ended December 31, 1997 exceeded $100,000:

                          SUMMARY COMPENSATION TABLE

                                                                     LONG TERM
                                                                    COMPENSATION
                                                                       AWARDS
                                                                    ------------
                               ANNUAL COMPENSATION
                             ------------------------
                             FISCAL                   OTHER ANNUAL    OPTIONS
NAME AND PRINCIPAL POSITION   YEAR   SALARY   BONUS   COMPENSATION    GRANTED
---------------------------  ------ -------- -------- ------------  ------------
H. Wayne Snavely...........   1997  $450,000 $700,000   $29,082(1)        --
 President, Chief Executive   1996   300,000  700,000    28,564(1)    400,000(2)
 Officer and Chairman         1995   300,000  252,603    32,960(1)        --
Kevin E. Villani...........   1997   300,000  266,666    17,082(3)     50,000(2)
 Executive Vice President
  and                         1996   200,000  200,000    12,986(3)     84,000(2)
 Chief Financial Officer      1995    59,103   25,000     2,295(3)     66,000(2)
Stephen J. Shugerman.......   1997   250,000  501,000    21,882(4)        --
 President of SPB             1996   200,000  400,000    20,963(4)    100,000(2)
                              1995   200,000  166,027    16,372(4)        --
Irwin L. Gubman............   1997   200,000  200,000    16,852(5)     70,000(2)
 General Counsel and          1996    50,000   30,000       750(5)     30,000(2)
 Secretary                    1995       --       --        --            --
Joseph Parise..............   1997   141,667  175,000     2,911(6)     40,000(2)
 Managing Director of         1996    45,032   26,000       --         20,000(2)
 Capital Markets              1995       --       --        --            --

--------
(1) In 1997, 1996 and 1995, consists of (i) a car allowance paid by the Company of $18,000, $18,000 and $18,000, respectively, and (ii) aggregate contributions paid by the Company of $11,082, $10,564 and $14,960 respectively, under employee benefit plans.

(2) See "--Stock Option Plans" for details regarding the terms of such options.
(3) In 1997, 1996 and 1995, consists of (i) a car allowance paid by the Company of $6,000, $6,000 and $1,773, respectively, and (ii) aggregate contributions paid by the Company of $11,082, $6,986, and $522, respectively, under employee benefit plans.

(4) In 1997, 1996 and 1995, consists of (i) a car allowance paid by the Company of $10,800, $10,800, and $10,800, respectively, and (ii) aggregate contributions paid by the Company of $11,082, $10,163, and $5,572, respectively.

(5) In 1997 and 1996, consists of (i) a car allowance paid by the Company of $6,000 and $750, respectively, and (ii) aggregate contributions paid by the Company of $10,852 and $0, respectively, under employee benefit plans.

(6) In 1997, consists of aggregate contributions paid by the Company of $2,911 under employee benefit plans.

                 OPTION GRANTS, EXERCISES AND YEAR END VALUES

                                                                    POTENTIAL
                                                                 REALIZED VALUE
                                                                   AT ASSUMED
                                                                 ANNUAL RATES OF
                                                                   STOCK PRICE
                                             EXERCISE             APPRECIATION
                           1997   PERCENTAGE  PRICE              FOR OPTION TERM
                          OPTIONS  OF TOTAL    PER    EXPIRATION ---------------
  NAME                    GRANTED   GRANTS   OPTION      DATE      5%      10%
  ----                    ------- ---------- -------- ---------- ------- -------
Kevin E. Villani......... 50,000    10.64%   18.6250   8/15/02   257,287 568,537
Irwin L. Gubman.......... 70,000    14.89%   18.6250   8/15/02   360,202 795,952
Joseph Parise............ 40,000     8.51%   18.6250   8/15/02   205,830 454,830

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                              NUMBER OF UNEXERCISED    NUMBER OF UNEXERCISED            VALUE OF ALL
                                                OPTIONS AT FY-END        SENIOR MANAGEMENT        UNEXERCISED IN-THE-MONEY
                         SHARES               UNDER THE OPTION PLAN OPTIONS AT FY-END UNDER THE          OPTIONS AT
                       ACQUIRED ON   VALUE        EXERCISABLE/       OPTION PLAN EXERCISABLE/        DECEMBER 31, 1997
         NAME           EXERCISE    REALIZED    UNEXERCISABLE(1)         UNEXERCISABLE(2)       EXERCISABLE/UNEXERCISABLE(3)
         ----          ----------- ---------- --------------------- --------------------------- ----------------------------
H. Wayne Snavely......   15,285    $  269,877    80,000/320,000               917,052              $18,421,949/$2,680,000
Kevin E. Villani......      --            --     30,000/156,800               -- / --                   35,780/ 1,246,849
Stephen J. Shugerman..   76,422     1,368,435    20,000/ 80,000          158,524 / --                3,164,035/   545,000
Irwin L. Gubman.......      --            --      6,000/ 94,000               -- / --                   24,375/   228,750
Joseph R. Parise......      --            --      4,000/ 56,000               -- / --                   20,250/   156,000

--------
(1) For a description of the terms of such options, see "--Stock Option Plans--1992 Stock Option Plan."

(2)For a description of the terms of such options, see "--Senior Management Stock Options."

(3) Based on a price per share of $21.00, which was the price of a share of Common Stock as quoted on the Nasdaq National Market at the close of business on December 31, 1997

EMPLOYMENT AGREEMENTS

  As of January 1, 1997, Mr. Snavely entered into a five-year employment agreement at an annual base salary of $450,000, subject to adjustment, plus an annual bonus based on attainment of performance objectives, including the Company's return on equity, earnings per share and increase in the price of the Company's common stock. Mr. Snavely's total cash compensation may not exceed $1.5 million annually.

  As of January 1, 1997, Mr. Villani entered into a five-year employment agreement at an annual base salary of $300,000, subject to adjustment, plus an annual bonus based on attainment of performance objectives identical to the objectives established for Mr. Snavely. Mr. Villani's total cash compensation may not exceed $700,000 annually.

  As of January 1, 1997, Mr. Shugerman entered into a five-year employment agreement at an annual base salary of $250,000, subject to adjustment, plus an annual bonus based on attainment of performance objectives, including the Company's earnings per share and certain qualitative objectives with respect to the performance of SPB. Mr. Shugerman's total cash compensation may not exceed $750,000 annually.

  Pursuant to the employment agreements with Messrs. Snavely, Villani and Shugerman, they are each entitled to receive compensation following their termination, as follows: (i) with cause: base salary shall be paid through the date on which termination occurs, or (ii) without cause (or for "good reason" as defined in the employment agreement), base salary shall be paid through the date of termination together with the pro-rata portion of any cash bonus award the employee would be entitled to receive at year end and a severance amount equal to base salary reduced by the employee's projected primary social security benefit. The severance amount shall be further reduced if the executive becomes employed by another company or becomes an independent contractor of another company and shall be eliminated entirely if such other company is determined by the Board of Directors to compete with the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Company's Compensation Committee consists of Messrs. Muehlenbeck, Graziadio, Lerner and LaForce. Mr. Muehlenbeck is an Executive Vice President of Imperial Bank. Mr. Graziado is a Director of Imperial Bancorp and Imperial Trust Company and Co-Chairman of IFG. Mr Lerner is the Manager of Corona Film Finance Fund (in which ICII is an investor).

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

  The Company recognizes compensation expense with respect to the senior management stock options because they were granted at less than the estimated market value of the Company's Common Stock. The total compensation expense was $2.2 million, all of which was recognized as of December 31, 1997. See Note 23 of Notes to Consolidated Financial Statements.

STOCK OPTION PLANS

 1992 Stock Option Plan

  A total of 2,292,632 shares of the Company's Common Stock has been reserved for issuance under the Company's 1992 Incentive Stock Option and Nonstatutory Stock Option Plan (the "1992 Stock Option Plan"), which expires by its own terms in 2002. A total of 1,082,493 options were outstanding at December 31, 1997.

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

  The 1996 Stock Option Plan is administered by a committee of directors appointed by the Board of Directors (the "Committee"). ISOs may be granted to the officers and key employees of the Company or any of its subsidiaries. The exercise price for any option granted under the 1996 Stock Option Plan may not be less than 100% (110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the outstanding Common Stock) of the fair market value of the shares of Common Stock at the time the option is granted. The purpose of the 1996 Stock Option Plan is to provide a means of performance-based compensation in order to attract and retain qualified personnel and to provide an incentive to those whose job performance affects the Company. The effective date of the 1996 Stock Option Plan was June 21, 1996. A total of 3,000,000 shares of the Company's Common Stock has been reserved for issuance under the 1996 Stock Option Plan and a total of 1,453,200 options were outstanding at December 31, 1997.

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

PROFIT SHARING AND 401(K) PLAN

  On July 1, 1993, the Company terminated its participation in Imperial Bancorp's 401(k) and profit sharing plans, establishing its own 401(k) plan. On September 30, 1993, Imperial Bancorp transferred all plan assets to the Company.

  Under the Company's 401(k) plan, employees may elect to enroll on the first of any month, provided that they have been employed for at least six months. Employees may contribute up to 14% of their salaries. The Company will match 50% of the first 4% of employee contributions. The Company recorded 401(k) matching expense of $296,000, $305,000, and $209,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

  An additional Company contribution may be made, at the discretion of the Company. Should a discretionary contribution be made, the contribution would first be allocated to those employees deferring salaries in excess of 4%. The matching contribution would be 50% of any deferral in excess of 4% up to a maximum deferral of 8%.

  Should discretionary contribution funds remain following the allocation outlined above, any remaining Company discretionary contributions would be allocated as a 50% match of employee contributions, on the first 4% of the employee's deferrals. Discretionary contributions of $600,000, $350,000, and $200,000 were charged to operations in 1997, 1996 and 1995, respectively.

  Company matching contributions are made as of December 31st each year.

LIMITATIONS ON DIRECTORS' LIABILITIES AND INDEMNIFICATION

  The Company's and the Subsidiary Guarantors' Articles of Incorporation and Bylaws provide for indemnification of the officers and directors of the Company to the full extent permitted by law. The General Corporation Law of the State of California and the State of Florida, as applicable, permit a corporation to limit, under certain circumstances, a director's liability for monetary damages in actions brought by or in the right of the corporation. The Company's and the Subsidiary Guarantors' Articles of Incorporation also provide for the elimination of the liability of directors for monetary damages to the full extent permitted by law.

  The Company has entered into agreements to indemnify its directors and officers in addition to the indemnification provided for in the Articles of Incorporation and Bylaws. These agreements, among other things, indemnify the Company's directors and officers for certain expenses (including attorneys' fees), judgments, fines, and settlement amounts incurred in any action or proceeding, including any action by or in the right of the Company, on account of services as a director or officer of the Company, as a director or officer of any subsidiary of the Company, or as a director or officer of any other enterprise to which the person provides services at the request of the Company. The Company believes that these provisions and agreements are necessary to attract and retain qualified persons as directors and officers. The Company has $20.0 million of directors' and officers' liability insurance. At present, there is no pending litigation or proceeding involving a director, officer or employee of the Company as to which indemnification is sought, nor is the Company aware of any threatened litigation or proceeding that may result in claims for indemnification, except as set forth in Item 2. "Business--Legal Proceedings."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of February 28, 1998, by (i) each director of the Company, (ii) the Chief Executive Officer and the four most highly compensated executive officers whose salary exceeded $100,000 for the year ended December 31, 1997, (iii) each person who is known to the Company to own beneficially more than 5% of the Common Stock, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                               NUMBER OF SHARES    % OF TOTAL
              BENEFICIAL OWNER(1)             BENEFICIALLY OWNED OUTSTANDING(2)
              -------------------             ------------------ --------------
   Imperial Bank(3)..........................     8,938,553           22.2%
   Wellington Management Co.(4)..............     4,558,540           11.3
   Keefe Managers, Inc.(4)...................     2,233,900            5.5
   Maverick Capital Ltd.(4)..................     2,000,000            5.0
   H. Wayne Snavely(5).......................     1,396,281            3.5
   Stephen J. Shugerman(6)...................       258,768            0.6
   G. Louis Graziadio, III(7)................       133,518            0.3
   Joseph R. Tomkinson(8)....................        73,474            0.2
   Perry A. Lerner(9)........................        79,722            0.2
   Robert S. Muehlenbeck(10).................        77,792            0.2
   J. Clayburn LaForce(11)...................        48,422            0.1
   Kevin E. Villani(12)......................        40,000            0.1
   Paul B. Lasiter(13).......................        36,745            0.1
   Irwin L. Gubman(14).......................        10,000              *
   Joseph R. Parise(15)......................         4,000              *
   All Directors and Officers as a Group (11
    persons)(16).............................     2,158,722            5.4%

--------
  * Less than 1%.
 (1) Each of such persons may be reached through the Company at 23550 Hawthorne Boulevard, Building One, Suite 110, Torrance, California 90505, telephone (310) 791-8020.

 (2) Percentage ownership is based on 40,343,055 shares of Common Stock outstanding as of February 28, 1998.

 (3) Imperial Bank, headquartered in Los Angeles, California, is a California chartered bank whose deposits are insured by the FDIC. The address of Imperial Bank is 9920 La Cienega Boulevard, Inglewood, California 90301.

 (4) Based upon a Schedule 13G filed with the Company reflecting beneficial ownership as of February 28, 1998. The shares are owned by various investment advisory clients of Wellington Management Company (or of Wellington Trust Company, National Association, WMC's wholly-owned subsidiary), Keefe Managers, Inc. and Maverick Capital Ltd., which is deemed a beneficial owner of the shares only by virtue of the direct or indirect investment and/or voting discretion they possess pursuant to the provisions of investment advisory agreements with such clients.(5)

 (5) Includes 1,037,052 shares subject to stock options exercisable within 60 days of February 28, 1998.

 (6) Includes 178,524 shares subject to stock options exercisable within 60 days of February 28, 1998.

 (7) Includes 119,422 shares subject to stock options exercisable within 60 days of February 28, 1998.

 (8) Includes 10,000 shares subject to stock options exercisable within 60 days of February 28, 1998. Mr. Tomkinson resigned as an officer of the Company in February 1996 but remains a director.

 (9) Includes 76,422 shares subject to stock options exercisable within 60 days of February 28, 1998.

(10) Includes 70,022 shares subject to stock options exercisable within 60 days of February 28, 1998.

(11) Includes 48,422 shares subject to stock options exercisable within 60 days of February 28, 1998.

(12) Includes 40,000 shares subject to stock options exercisable within 60 days of February 28, 1998.

(13) Includes 11,300 shares subject to stock options exercisable within 60 days of February 28, 1998.

(14) Includes 6,000 shares subject to stock options exercisable within 60 days of February 28, 1998.

(15) Includes 4,000 shares subject to stock options exercisable within 60 days of February 28, 1998.

(16) Includes 1,601,164 shares subject to stock options exercisable within 60 days of February 28, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS

PRINCIPAL SHAREHOLDER; LIMITATIONS ON INVESTMENT; CONFLICTS OF INTEREST

  At December 31, 1997, Imperial Bank owned 8,938,553 shares of Common Stock, or 23.0% of the Company. Imperial Bancorp ("Bancorp") is the owner of all of the outstanding capital stock of Imperial Bank.

  The Federal Reserve Board has advised Bancorp that it considers the retention by the Bank of its shares of ICII stock to be in violation of the Bank Holders Company Act. This position is apparently a consequence of the Federal Reserve Board's view that ICII is engaged in activities which are not determined by regulation to be a closely related activity and that Bancorp did not file or obtain a notice or approval to engage such activities in accordance with Regulation Y.

  In addition, Section 24 of the Federal Deposit Insurance Act (the "FDIA") limits the investments of state-chartered banks, such as the Bank, to investments which are permitted investments for national banks or are otherwise permitted under Section 24. On June 10, 1996, the Bank filed an application for approval of retention of its ownership of ICII stock. The Bank has submitted additional information to the FDIC in response to FDIC requests. Subsequently, the Bank has advised the FDIC of its intention to contribute all of the common stock owned by the Bank to Imperial Financial Group, Inc, a Delaware corporation, which is currently a wholly-owned subsidiary of the Bank (the "Contribution"). No action has been taken by the FDIC on the application in contemplation of consummation of the Contribution.

  Due to the perceived existence of significant issues as to whether approval by the Federal Reserve Board of an application to retain Bancorp's ownership in ICII or approval of the FDIC of the application to retain the Bank's ownership in ICII would be forthcoming, the Bancorp Board has determined no to seek Federal Reserve approval at this time of its ownership in ICII stock, but rather to address these regulatory concerns through the Contribution.

  Because Imperial Bank owns less than 50% of the outstanding shares of the Company and the Company is operated as a company independent of Imperial Bank, Bancorp, and Imperial Financial Group, Inc. the Company believes that, in the event of an insolvency, bankruptcy or receivership proceeding involving Imperial Bank, Bancorp, or Imperial Financial Group, Inc., a court, exercising reasonable judgment after full consideration of all relevant factors, would not order the substantive consolidation of the assets and liabilities of the Company with either of these entities.

  In February 1997, the board of directors of Bancorp approved a plan to spin off a portion of its specialty lending and finance business, including Imperial Bank's common stock interest in ICII, to IFG, a recently created subsidiary of Bancorp formed to hold various business assets of Bancorp.

  One director of the Company also serves on the Board of Directors of Imperial Bancorp. See Item 10. "Directors and Executive Officers of the Registrant."

PAYMENT AND TERMINATION AGREEMENT

  On January 1, 1992, Mr. Tomkinson entered into a five-year employment agreement at an annual salary of $200,000, subject to adjustment for inflation, plus an annual bonus to be paid out of a "bonus pool" in an amount determined by the Board of Directors, but in no event to exceed his base salary. Effective July 1, 1994, Mr. Tomkinson's employment agreement was amended to reflect an annual salary of $300,000, plus a bonus based on 1.0% of the Company's pre-tax profits in excess of $10.0 million and the attainment of defined Company goals. Mr. Tomkinson's total compensation did not exceed $750,000 annually. Mr. Tomkinson resigned as an officer of the Company in February 1996.

  In February 1996, the Company entered into a Payment and Termination Agreement with Mr. Tomkinson. Under the terms of this agreement, Mr. Tomkinson received, as settlement for termination of Mr. Tomkinson's employment with the Company on November 20, 1995 (the "Termination Date"), the following: (i) the amount by which (A) the aggregate of all compensation Mr. Tomkinson would have been entitled to receive under his employment agreement with the Company from the Termination Date through the original termination date of the employment agreement on December 31, 1996, exceeds (B) the aggregate Mr. Tomkinson was entitled to receive from IMH under his employment agreement with IMH during such period, (ii) all accrued but unpaid compensation due Mr. Tomkinson under his employment agreement with the Company through the Termination Date and (iii) the full and immediate vesting of all stock options held by Mr. Tomkinson covering shares of the capital stock of the Company. Mr. Tomkinson received $28,650 under this agreement.

BANK DEPOSITS

  The Company had deposits (including escrow balances) with SPB which were approximately $14.7 million and $4.5 million at December 31, 1997 and 1996, respectively.

BORROWING ARRANGEMENTS

  In October 1995, Imperial Bank extended ICII a $10.0 million revolving line of credit bearing interest at the prime rate (8.50% at December 31, 1995). All amounts outstanding under this line were repaid in May 1996.

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

RELATIONSHIPS WITH SPFC

 THE CONTRIBUTION TRANSACTION

  In October 1994, ICII incorporated SPFC as part of a strategic decision to form a separate subsidiary through which to operate SPB's residential lending division. To further this strategy, in December 1994, ICII made a capital contribution of $250,000 to SPFC in exchange for 100% of its outstanding capital stock, and in April 1995, ICII caused SPB to contribute to SPFC certain customer lists of SPB's residential lending division relating to the ongoing operations of such division. In addition, in April 1996 all employees of SPB's residential lending division became employees of SPFC. SPB retained all other assets and all liabilities related to the contributed operations including all residual interests generated in connection with securitizations effected by SPB's residential lending division.

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

 SERVICES PROVIDED BY ICII

  SPFC has been historically allocated expenses of various administrative services provided to it by ICII. The costs of such services were not directly attributable to a specific division or subsidiary and primarily included general corporate overhead, such as accounting and cash management services, human resources and other administrative functions. These expenses were calculated as a pro rata share of certain administrative costs based on relative number of employees and assets and liabilities of the division or subsidiary, which management believed was a reasonable method of allocation. The allocation of expenses for the years ended December 31, 1997 1996 and 1995 were approximately $74,000, $713,000 and $256,000, respectively.

  Effective April 1, 1997, ICII discontinued providing many of the services it previously provided to SPFC. ICII currently provides to SPFC mortgage loan production software and hardware and data communications management.

 OTHER ARRANGEMENTS

  From the point of commencement of operations until March 1994, SPB served as the servicer of SPFC's loans. From March 1994 through September 1995, SPFC subcontracted all of its servicing obligations under mortgage loans originated or acquired on a servicing released basis to ICII pursuant to a servicing agreement containing fees and other terms that were comparable to industry standards. In addition, ICII was the servicer of loans securitized by SPFC in 1994 and 1995 under the respective pooling and servicing agreements. Effective May 1, 1996, ICII transferred the servicing for all of SPFC's loans it serviced to Advanta Mortgage Corp. USA ("Advanta") or subcontracted with Advanta to perform such servicing functions.

  In February and March 1996, certain of ICII's residential mortgage origination offices were transferred to SPFC.

  In March 1996, SPFC entered into a $10.0 million revolving credit and term loan agreement with SPB. Advances under this agreement were collateralized by the Company's interest-only and residual certificates (other than those retained by SPB pursuant to the Contribution Transaction) at an interest rate of 2% above LIBOR. In April 1996, the loan was repaid and the agreement was canceled.

  During 1995, SPFC borrowed approximately $1.5 million from ICII, such sum bearing interest at approximately 10.3% per annum. At June 18, 1996 the amount owed to ICII was approximately $17.0 million. As of March 31, 1997, all amounts owed to ICII had been repaid. In July 1997, SPFC borrowed $15.0 from ICII bearing interest at 12.0% per annum. As of August 31, 1997, the $15.0 million owed to ICII had been repaid.

  SPFC has entered into a registration rights agreement with ICII, pursuant to which SPFC has agreed to register for sale under the Securities Act in the future all of ICII's remaining shares of SPFC's common stock, subject to certain conditions.

  Lehman Commercial Paper, Inc. ("LCPI") has agreed to make available repurchase lines to SPFC in an amount equal to $200.0 million. LCPI has provided SPFC with these funding capabilities for its mortgage banking operations, where SPFC can close loans in its name. The loan collateral is held by an independent third-party custodian and SPFC has the ability to borrow against that collateral at a percentage of the original principal balance. The rate charged is LIBOR plus 65 basis points. Until the first quarter of 1997, this line was guaranteed by ICII. The line has an expiration date of March 26, 1998. As of December 31, 1997, SPFC had no amounts outstanding with respect to this facility. The guarantee expired on April 1, 1997. ICII does not intend to guarantee any other indebtedness of SPFC.

RELATIONSHIPS WITH IMH

 THE CONTRIBUTION TRANSACTION

  In January 1998, IMH changed its name to Impac Mortgage Holdings, Inc. from Imperial Mortgage Holdings, Inc. On November 20, 1995, the effective date of IMH's initial public stock offering (the "Effective Date"), the Company contributed to ICIFC certain of the operating assets and certain customer lists of the Company's mortgage conduit operations including all of ICII's mortgage conduit operations' commitments to purchase mortgage loans subject to rate locks from correspondents (having a principal balance of $44.3 million at November 20, 1995), in exchange for shares representing 100% of the common stock and 100% of the outstanding non-voting preferred stock of ICIFC. Simultaneously, on the Effective Date, in exchange for 500,000 shares of IMH common stock, the Company (i) contributed to IMH all of the outstanding non-voting preferred stock of ICIFC, which represented 99% of the economic interest in ICIFC, (ii) caused SPB to contribute to IMH certain of the operating assets and certain customer lists of SPB's warehouse lending division and (iii) executed a non-compete agreement and a right of first refusal agreement, each having a term of two years from the Effective Date. Of the 500,000 shares issued pursuant to the contribution, 450,000 shares were issued to ICII and 50,000 shares were issued to SPB. All of the outstanding shares of common stock of ICIFC were retained by ICII. Lastly, IMH contributed all of the aforementioned operating assets of SPB's warehouse lending operations contributed to it by SPB to IWLG in exchange for shares representing 100% of the common stock of IWLG thereby forming it as a wholly owned subsidiary. At November 20, 1995, the net tangible book value of the assets to be contributed pursuant to the contribution was $525,000. The Company and SPB retained all other assets and liabilities related to the contributed operations which at November 20, 1995 consisted mostly of $11.7 million of PMSRs, $22.4 million of finance receivables and $26.6 million in advances made by the Company and SPB to fund mortgage conduit loan acquisitions and to fund finance receivables, respectively.

 OTHER ARRANGEMENTS AND TRANSACTIONS WITH IMH

  The Company and IMH have entered into agreements for the purpose of defining their ongoing relationships. These agreements have been developed in the context of a parent/subsidiary relationship and therefore are not the result of arm's-length negotiations between independent parties.

  It is the intention of the Company and IMH that such agreements and the transactions provided for therein, taken as a whole, are fair to both parties, while continuing certain mutually beneficial arrangements.

  IMH has entered into a sublease with the Company to lease a portion of its facilities as IMH's executive offices and administrative facilities at an aggregate monthly rental of approximately $39,200. The sublease expires in 1999.

  The following is a summary of certain arrangements and transactions between and the Company and IMH.

 Tax Agreement

  IMH has entered into an agreement (the "IMH Tax Agreement") effective as of the Effective Date with the Company for the purposes of (i) providing for filing certain tax returns, (ii) allocating certain tax liability and (iii) establishing procedures for certain audits and contests of tax liability.

  Under the IMH Tax Agreement, the Company has agreed to indemnify and hold IMH harmless from any tax liability attributable to periods ending on or before November 20, 1995 in excess of such taxes as IMH has already paid or provided for. For periods ending after the November 20, 1995, IMH will pay its tax liability directly to the appropriate taxing authorities. To the extent
(i) there are audit adjustments that result in a tax detriment to IMH or (ii) IMH incurs losses that are carried back to an earlier year and any such adjustment described in (i) or loss described in (ii) results in a tax benefit to ICII or its affiliates, then the Company will pay to IMH an amount equal to the tax benefit as that benefit is realized. ICII will also agree to indemnify IMH for any liability associated with the contribution of the preferred stock of ICIFC and certain operational assets of SPB's warehouse lending division or any liability arising out of the filing of a federal consolidated return by the Company or any return filed with any state or local taxing authority. To the extent there are audit adjustments that result in any tax detriment to the Company or any of its affiliates with respect to any period ending on or before November 20, 1995, and, as a result thereof, IMH for any taxable period after the Effective Date realizes a tax benefit, then IMH shall pay to the Company the amount of such benefit at such time or times as IMH actually realizes such benefit.

  ICII generally controls audits and administrative and judicial proceedings with respect to periods ending on or before the November 20, 1995, although ICII cannot compromise or settle any issue that increases IMH's liability without first obtaining the consent of IMH. IMH generally controls all other audits and administrative and judicial proceedings.

 Services Agreement

  Prior to March 31, 1997, ICIFC was allocated expenses of various administrative services provided by ICII. IWLG was also allocated expenses prior to the contribution transaction referenced above. The costs of such services were not directly attributable to a specific division or subsidiary and primarily included general corporate overhead, such as data processing, accounting and cash management services, human resources and other administrative functions. These expenses were calculated as a pro rata share of certain administrative costs based on relative assets and liabilities of the division or subsidiary, which management believed was a reasonable method of allocation. In connection with IMH's initial public offering in November 1995, IMH and ICII entered into a services agreement (the "IMH Services Agreement") under which ICII provided similar general corporate overhead services to IMH and its affiliates, including ICIFC and IWLG. The Company charged fees for each of the services which it provides under the IMH Services Agreement based upon usage. The IMH Services Agreement expired on December 31, 1996. The allocation of expenses to ICIFC and IWLG and amounts paid to ICII under the IMH Services Agreement for the years ended December 31, 1997, 1996, and 1995 aggregated $67,000, $518,000, and $269,000, respectively.

  Effective December 31, 1997, ICIFC and IMH entered into a services agreement whereby ICAI would provide human resource, data and phone communication services for an agreed upon fee. The initial term of this agreement expires on December 19, 1998.

 OTHER TRANSACTIONS

 General

  ICAI, a wholly-owned subsidiary of the Company, oversaw the day-to-day operations of IMH, subject to the supervision of IMH's Board of Directors, pursuant to a management agreement (the "Management Agreement") effective as of November 20, 1995, for an initial term that expired on January 31, 1997. ICAI and IMH have concluded a five-year extension to the Management Agreement whereby amounts payable thereunder would be subordinated to a specified rate of return payable to IMH stockholders.

  ICAI was entitled to receive a per annum base management fee payable monthly in arrears of an amount equal to 75% of (i) 3/8 of 1% of gross mortgage assets of IMH composed of other than agency certificates, conforming mortgage loans or mortgage-backed securities secured by or representing interests in conforming mortgage loans, plus (ii) 1/8 of 1% of the remainder of gross mortgage assets of IMH plus (iii) 1/5 of 1% of the average daily asset balance of the outstanding amounts under IWLG's warehouse lending facilities. The term "gross mortgage assets" means for any month the weighted average book value of IMH's Mortgage Assets (as defined in the Management Agreement), before reserves for depreciation or bad debts or other similar noncash reserves, computed at the end of such month. During the years ended December 31, 1997, 1996 and 1995, ICAI earned $3.0 million, $2.0 million and $37,888 in management fees, respectively.

  ICAI was entitled to receive as incentive compensation for each fiscal quarter, an amount equal to 75% of 25% of the net income of IMH, before deduction of such incentive compensation, in excess of the amount that would produce an annualized Return on Equity (as defined in the Management Agreement) equal to the ten-year United States Treasury rate plus 2%. Return on Equity is calculated for any quarter by dividing IMH's net income for the quarter by its average net worth for the quarter. For such calculations, the "net income" of IMH means the income of IMH determined in accordance with GAAP before ICAI's incentive compensation, the deduction for dividends paid and any net operating loss deductions arising from losses in prior periods. A deduction for all of IMH's interest expenses for borrowed money is also taken in calculating net income. "Average net worth" for any period means the arithmetic average of the sum of the gross proceeds from any offering of its equity securities by IMH, before deducting any underwriting discounts and commissions and other expenses and costs relating to such offering, plus IMH's retained earnings (without taking into account any losses incurred in prior periods) computed by taking the daily average of such values during such period. The definition Return on Equity is only for purposes of calculating the incentive compensation payable, and is not related to the actual distributions received by IMH's stockholders. The incentive payment to ICAI is calculated quarterly in arrears before any income distributions are made to stockholders for the corresponding period. During the years ended December 31, 1997, 1996 and 1995, ICAI earned $1.9 million, $1.3 million and $0, respectively, for ICAI's incentive payment. The remaining 25% of the base management fee and of the incentive compensation fee are payable to participants in IMH's executive bonus pool as determined by the chief executive officer of IMH.

  Pursuant to the Management Agreement, IMH also paid all operating expenses except those specifically required to be borne by ICAI under the Management Agreement. The operating expenses generally required to be borne by ICAI include the compensation and other employment costs of ICAI's officers in their capacities as such and the cost of office space and out-of-pocket costs, equipment and other personnel required for oversight of IMH's operations. The expenses that are paid by IMH include issuance and transaction costs incident to the acquisition, disposition and financing of investments, regular legal and auditing fees and expenses of IMH, the fees and expenses of IMH's directors, premiums for directors' and officers' liability insurance, premiums for fidelity and errors and omissions insurance, servicing and subservicing expenses, the costs of printing and mailing proxies and reports to stockholders, and the fees and expenses of IMH's custodian and transfer agent, if any. In addition, ICAI provides various administrative services to IMH such as human resource and management information services. ICAI has subcontracted with ICII and certain of its affiliates to provide certain of such administrative services required under the Management Agreement. Reimbursements of expenses incurred by ICAI which are the responsibility of IMH are made monthly. During the years ended December 31, 1997, 1996 and 1995, there were no monies paid to ICAI as reimbursement of expenses.

  In December 1997, IMH and the Company negotiated a termination of the management agreement (the "Termination Agreement"). The consideration received by the Company pursuant to the Termination Agreement was comprised of 2,009,310 shares of IMH common stock and certain securitization-related assets. Additionally, the Company agreed to cancel its note receivable from ICIFC, the origination unit of IMH, in the amount of $29.1 million. The IMH common stock and the securitization related assets were recorded by the Company at their estimated fair values of approximately $35.0 million and $13.1 million, respectively, for a total of $48.1 million. This amount, when netted with the $29.1 million cancellation of the ICIFC note receivable resulted in the gain on termination of the management agreement of approximately $19.0 million.

 IMH Registration Rights Agreement

  Pursuant to the IMH Registration Rights Agreement IMH has agreed to file one or more registration statements under the Securities Act in the future for shares of IMH held by ICAI pursuant to the Termination Agreement, subject to certain conditions set forth therein. Pursuant to the IMH Registration Rights Agreement, IMH will use its reasonable efforts to cause such registration statements to be kept continuously effective for the public sale from time to time of the shares of IMH held by ICAI pursuant to the aforementioned termination agreement. ICAI has contributed the shares to ICII.

 Residual Interests owned by ICIFC

  Effective December 31, 1996, ICII sold $46.9 million of residual interests to ICIFC. In connection therewith, ICII lent ICIFC 100% of the purchase price. This loan bore interest at a rate of 12% per annum, and was secured by the residual interests. On March 31, 1997, ICIFC renegotiated the loan, paying it down by $9.5 million, setting a term of ten years and reducing the interest rate from 12% to 10%. ICII had agreed to compensate ICIFC for losses related to certain loans, to the extent that such loans did not perform, with the exact terms to be determined later. The residual interests were subsequently received by the Company in consideration of the Termination Agreement and the loan was forgiven. See "Other Transactions--General".

 Bulk Mortgage Loan Purchases

  In December 1995, ICIFC entered into a number of agreements with the Company and SPB to purchase bulk mortgage loan packages. All mortgage loan purchase agreements were entered into under the following terms.

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

  On December 29, 1995, ICIFC purchased from SPB two bulk mortgage loan packages of 30-year fully amortized six-month adjustable LIBOR and one-year adjustable United States Treasury Bill rate loans. The principal balances of the loans in the servicing released and servicing retained bulk package at the time of purchase was $300.0 million and $28.5 million with premiums paid of $3.4 million and $142,395, respectively.

 Purchase of Mortgage-Backed Securities

  On December 29, 1995, IMH purchased, from SPB, DLJ Mortgage Acceptance Corp. Pass-Through Certificates Series 1995-4, Class B-1 and Class B-2 issued August 29, 1995. These certificates consist primarily of a pool of certain conventional, 11th District Cost of Funds adjustable rate, one-to-four family, first lien mortgage loans, with terms to maturity of not more than 30 years. The mortgage loans underlying the certificates were originated or acquired by ICII. All of the mortgage loans are serviced by ICII in its capacity as master servicer. IMH purchased Class B-1 certificates having an initial certificate principal balance of $4.8 million and the Class B-2 certificates having an initial certificate principal balance of $2.2 million for a price of 78.54 or $4.8 million and for a price of 70.01 or $2.3 million, respectively, equating to a discount of $1.0 million and $0.7 million, respectively. The Class B-1 certificates are single "B" rated mortgage securities and the Class B-2 are double "BB" rated mortgage securities. There was no gain or loss recorded by either party as a result of this transaction.

 Purchase of Subordinated Lease Receivables

  On December 29, 1995, IMH purchased a subordinated interest in a lease receivable securitization from IBC. The lease receivables underlying the security were originated by IBC. IMH purchased the subordinated lease receivable based on the present value of estimated cash flows using a discount rate of 12% which resulted in a purchase price of $8.4 million. As a result of the purchase, IBC recorded a gain of $1.6 million.

  The purchase price was based upon a market discount rate as confirmed by an independent third party. In March 1996, IBC repurchased the subordinated interest from IMH, and as of December 31, 1997, holds the subordinated interest as an investment vehicle.

 Transfer of ICIFC Stock

  To conclude the deconsolidation of ICIFC, in the first quarter of 1997 ICII, as sole common shareholder, contributed the common shares of ICIFC to four individuals in approximately equal number of shares, with an approximate value of $25,000 each. ICII no longer has any equity interest in ICIFC.

RELATIONSHIPS WITH FMC

  On November 24, 1997, FMC completed an initial public offering of 10,000,000 shares of common stock. On December 3, 1997, FMC and the selling stockholders completed the sale of 1,500,000 shares pursuant to the underwriters' over-allotment option. Of the aggregate offering of 11,500,000 shares, 6,828,125 shares were sold by FMC, 3,568,175 shares were sold by the Company and 1,103,700 shares were sold by FLRT, Inc., respectively. As a result of these sales pursuant to the initial public offering, the Company's and FLRT, Inc.'s percentage ownership of FMC was reduced to approximately 38.4% and 21.6%, respectively.

  FMC and ICII have entered into agreements for the purpose of defining their ongoing relationships. The agreements have been developed in the context of a parent/subsidiary relationship and therefore are not the result of arm's-length negotiations between independent parties. It is the intention of FMC and ICII that such agreements and the transactions provided for therein, taken as a whole, are fair to both parties, while continuing certain mutually beneficial arrangements. However, there can be no assurance that each of such agreements, or the transactions provided for therein, have been effected on terms at least as favorable to FMC as could have been obtained from unaffiliated parties.

  Additional or modified arrangements and transactions may be entered into by FMC, ICII, and their respective subsidiaries, after completion of the proposed initial public offering. Any such future arrangements and transactions will be determined through negotiation between FMC and ICII, and it is possible that conflicts of interest will be involved. All transactions by and between FMC and ICII must be approved by a majority of the disinterested directors of FMC.

  The following is a summary of certain arrangements and transactions between FMC and ICII.

 FMC Services Agreement

  FMC and ICII have entered into a services agreement effective as of November 18, 1997 (the "FMC Services Agreement") under which ICII will continue to provide human resource administration and certain accounting functions to FMC.

  ICII will charge fees for each of the services which it will provide under the FMC Services Agreement based upon usage. The FMC Services Agreement will have an initial term that ends one year from the date of the proposed initial public offering and is renewable annually thereafter. FMC may terminate the FMC Services Agreement, in whole or in part, upon one month's written notice. As part of the services to be provided under the FMC Services Agreement, ICII will provide FMC with insurance coverage and self insurance programs, including health insurance. The charge to FMC for coverage will be based upon a pro rata portion of the costs to ICII to the various policies. Management believes that the terms of the FMC Services Agreement are as favorable to FMC as could be obtained from independent third parties.

 FMC Tax Agreement

  Pursuant to the Reorganization, FMAC's status as a limited liability company was automatically terminated. Pursuant to the FMC tax agreement (the "FMC Tax Agreement"), FMC has agreed to indemnify each of ICII and FLRT, Inc. for any federal or state income taxes, including penalties and interest thereon, imposed by any taxing authority with respect, to, for, or fairly attributable to the operations of FMAC for the period from July 1, 1995 through November 24, 1997. Notwithstanding the foregoing, each of ICII and FLRT, Inc. has agreed to indemnify FMC for all taxes, including penalties and interest thereon, resulting from any determination made by a taxing authority that FMAC should be determined for tax purposes to be an association taxable as a corporation and only to the extent that such taxes pertain to the income of FMAC as originally reported on its income tax return for the period in question and solely to the extent of any limited liability company distributions made by FMAC to ICII and FLRT, Inc.

 ICII Registration Rights Agreement

  FMC has entered into a registration rights agreement (the "ICII Registration Rights Agreement") pursuant to which FMC has agreed to file one or more registration statements under the Securities Act in the future for shares of FMC held by ICII, subject to certain conditions set forth therein. Pursuant to the ICII Registration Rights Agreement, FMC will use its reasonable efforts to cause such registration statements to be kept continuously effective for the public sale from time to time of the shares of FMC held by ICII. Also, under the ICII Registration Rights Agreement, FLRT, Inc. may piggyback its shares onto any registration statement concerning shares of the FMC's common stock held by ICII; provided however than for a period of three years following the date of the proposed initial public offering, FLRT, Inc. is limited in the amount of shares of FMC's common stock it can sell to that amount authorized pursuant to Rule 144. Thereafter, FLRT, Inc. has registration rights similar to those granted to ICII under the ICII Registration Rights Agreement without any volume limitations.

 Transactions Involving SPB

  In July 1995, FMAC sold approximately $3.8 million of servicing rights to SPB, resulting in a gain of $31,000. At December 31, 1997, 1996 and 1995, there was approximately $0, $183 million and $262 million, respectively, of loans outstanding underlying this subservicing arrangement. FMAC received approximately 13 basis points for providing such services. ICII purchased the servicing rights from SPB in December 1997. FMC then purchased the servicing rights from ICII for $2.2 million.

  FMAC purchased $15.5 million in franchise loans at par value from SPB on June 26, 1997. These franchise loans were purchased at par value by SPB from FMAC in 1996 and 1997. FMC purchased $45.1 million in franchise loans at par value from SPB on December 24, 1997. These franchise loans were purchased at par value by SPB from FMAC in 1996 and 1997. On December 30, 1997, FMC sold $1.8 million of participation loans at par value to SPB.

  FMC also has a master purchase and sale agreement with SPB to originate loans for SPB under mutual agreement, and subject to SPB underwriting each such loan prior to sale of such loans. Under this agreement, FMC also has the ability to repurchase loans, under mutual agreement with SPB. There is no specified commitment by either party, and each individual sale is negotiated separately as to pricing. This agreement has no expiration date. At December 31, 1997, loans originated for SPB (and not repurchased), totaled approximately $104 million. FMC does not expect to originate a significant volume of loans for SPB under this arrangement in the future.

 Borrowings and Guarantees

  At December 31, 1997 and 1996, FMC had borrowings from ICII outstanding of $0 and $17.7 million, respectively. FMAC paid interest at 12% on the outstanding balances.

  FMAC, among other subsidiaries of ICII, jointly and severally and fully and unconditionally guaranteed the 9.875% Senior Notes and the ROPES securities. Such guarantees terminated upon the deconsolidation of FMC in the financial statements of ICII.

  In consideration of ICII's guarantee of FMC's warehouse lines of credit and repurchase facilities, FMC pays to ICII monthly a fee equal to 15 basis points on FMC's committed warehouse lines covered by such guarantee. For the years ended December 31, 1997, 1996 and 1995, the amount of such guarantee fees was $617,000, $0 and $0, respectively. ICII will not guarantee any of FMC's future warehouse lines of credit and repurchase facilities.

  ICII guaranteed FMC's lease obligations for its executive and administrative offices located in Los Angeles, California and Greenwich, Connecticut. The parties to the leases are currently negotiating a release of such guarantees. ICII will not guarantee any of FMC's future leases.

  ICII and FLRT, Inc. have agreed to indemnify FMC against any and all liability that FMC and its stockholders (other than ICII and FLRT, Inc.) may incur as a result of the lawsuit of DeWald et al. vs. Knyal, et al.

 ICII Options Granted to Executive Officers and Key Employees of FMC

  In April 1996, ICII granted incentive stock options to purchase 25,000 shares of ICII common stock to each of Messrs. Shaughnessy and Rinaldi and incentive stock options to purchase 10,000 shares of ICII common stock to Mr. Farren.

  In December 1995 and July 1996, ICII granted Raedelle A. Walker incentive stock options to purchase an aggregate of 30,000 shares of ICII common stock. The exercise price of all such options was the fair market value of ICII common stock at the time of the grants.

 Other Arrangements and Transactions With FMC

  In the ordinary course of business, FMC has conducted transactions with certain of its officers and directors and with affiliated companies and entities. All such transactions are conducted at "arm's length" in accordance with FMC's policies.

RELATIONSHIPS WITH ICCMIC

 ICCMIC Management Agreement

  On the closing date of ICCMIC's initial public offering, ICCMIC entered into a management agreement (the "ICCMIC Management Agreement") with Imperial Credit Commercial Asset Management Corporation ("ICCAMC"), a wholly-owned subsidiary of ICII, for an initial term expiring on the second anniversary of the closing date of ICCMIC's initial public offering. Thereafter, successive extensions, each for a period not to exceed two years, may be made by agreement between ICCMIC and ICCAMC, subject to the affirmative vote of a majority of ICCMIC's independent directors.

  ICCMIC may terminate, or decline to renew the term of, the ICCMIC Management Agreement without cause at any time after the first two years upon 60 days written notice by a majority vote of the independent directors; provided that a termination fee will be due. In addition, ICCMIC has the right to terminate the ICCMIC Management Agreement upon the occurrence of certain specified events, including a material breach by ICCAMC of any provision contained in the ICCMIC Management Agreement that remains uncured at the end of the applicable cure period, without the payment of any termination fee.

  Pursuant to the provisions of the ICCMIC Management Agreement, ICCAMC is at all times subject to the supervision of ICCMIC's board of directors and has only such functions and authority as ICCMIC delegates to it. ICCAMC advises the board of directors as to the activities and operations of ICCMIC. ICCAMC is responsible for the day-to-day operations of ICCMIC pursuant to the authority granted to it by ICCMIC's board of directors under the ICCMIC Management Agreement, and ICCAMC performs (or causes to be performed) such services and activities relating to the assets and operations of ICCMIC as may be directed by ICCMIC's board of directors or as ICCAMC otherwise considers appropriate, including: (i) serving as ICCMIC's consultant with respect to the formulation of investment criteria and preparation of policy guidelines by the board of directors; (ii) advising and representing ICCMIC in connection with the acquisition and commitment to acquire assets, the sale and commitment to sell assets, and the maintenance and administration of its portfolio of assets; (iii) advising ICCMIC regarding, and arranging for, (a) the issuance of collateralized mortgage obligations ("CMOs") collateralized by ICCMIC's mortgage loans, (b) reverse repurchase agreements on ICCMIC's mortgage-backed securities ("MBS"), and (c) other borrowings, as appropriate; (iv) furnishing reports and statistical and economic research to ICCMIC regarding ICCMIC's activities and the services performed for ICCMIC by ICCAMC; (v) monitoring and providing to ICCMIC's board of directors on an ongoing basis price information and other data obtained from dealers that maintain markets in assets identified by the board of directors from time to time, and providing data and advice to the board of directors in connection with the identification of such dealers; (vi) providing executive and administrative personnel, office space and office services required in rendering services to ICCMIC; administering the day-to-day operations of ICCMIC; and performing and supervising the performance of such other administrative functions necessary in the management of ICCMIC, including the collection of revenues and the payment of ICCMIC's debts and obligations and maintenance of appropriate computer services to perform such administrative functions; (vii) communicating on behalf of ICCMIC with the holders of any equity or debt securities of ICCMIC as required to satisfy the reporting and other requirements of any governmental bodies or agencies or trading markets and to maintain effective relations with such holders; (viii) to the extent not otherwise subject to an agreement executed by ICCMIC, designating a servicer for mortgage loans sold to ICCMIC and arranging for the monitoring and administering of such servicers; (ix) counseling ICCMIC in connection with policy decisions to be made by the board of directors; (x) engaging in hedging activities on behalf of ICCMIC which are consistent with ICCMIC's status as a real estate investment trust ("REIT") and with the guidelines; (xi) upon request by and in accordance with the directions of ICCMIC's board of directors, investing or reinvesting any money of ICCMIC; (xii) counseling ICCMIC regarding the maintenance of its exemption from the Investment Company Act and monitoring compliance with the requirements for maintaining exemption from that Act; (xiii) counseling ICCMIC regarding the maintenance of its status as a REIT and monitoring compliance with the various REIT qualification tests and other rules set out in the Code and Treasury Regulations thereunder; and (xiv) counseling ICCMIC as to compliance with all applicable laws, including those that would require ICCMIC to qualify to do business in particular jurisdictions.

  ICCAMC performs portfolio management services on behalf of ICCMIC pursuant to the ICCMIC Management Agreement with respect to ICCMIC's investments. Such services include, but are not limited to, consulting ICCMIC on purchase, sale and other opportunities, collection of information and submission of reports pertaining to ICCMIC's assets, interest rates, and general economic conditions, periodic review and evaluation of the performance of ICCMIC's portfolio of assets, acting as liaison between ICCMIC and banking, mortgage banking, investment banking and other parties with respect to the purchase, financing and disposition of assets, and other customary functions related to portfolio management. ICCAMC may enter into subcontracts with other parties, including ICII and its affiliates, to provide any such services to ICCMIC.

  ICCAMC performs monitoring services on behalf of ICCMIC pursuant to the ICCMIC Management Agreement with respect to loan servicing activities provided by third parties and with respect to ICCMIC's portfolio of special servicing rights. Such monitoring services include, but are not limited to, the following activities: negotiating special servicing agreements; acting as a liaison between the servicers of ICCMIC's mortgage loans and ICCMIC; review of servicers' delinquency, foreclosures and other reports on ICCMIC's mortgage loans; supervising claims filed under any mortgage insurance policies; and enforcing the obligation of any servicer to repurchase mortgage loans. ICCAMC may enter into subcontracts with other parties, including its affiliates, to provide any such services for ICCAMC.

  ICCAMC will receive a base management fee calculated as a percentage of the Average Invested Assets of ICCMIC for each calendar quarter and equal to 1% per annum of the first $1 billion of such Average Invested Assets, .75% of the next $250 million of such Average Invested Assets, and .50% of Average Invested Assets above $1.25 billion. The term "Average Invested Assets" for any period means the average of the aggregate book value of the assets of ICCMIC, including the assets of all of its direct and indirect subsidiaries, before reserves for depreciation or bad debts or other similar noncash reserves, computed by taking the daily average of such values during such period. ICCAMC will not receive any management fee for the period prior to the sale of the shares in ICCMIC's initial public offering. The base management fee is intended to compensate ICCAMC for its costs in providing management services to ICCMIC. The board of directors of ICCMIC may adjust the base management fee in the future if necessary to align the fee more closely with the costs of such services.

  ICCAMC shall be entitled to receive incentive compensation for each fiscal quarter in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) Funds from Operations of ICCMIC (before the incentive fee) per share of common stock (based on the weighted average number of shares outstanding) plus (b) gains (or minus losses) from debt restructuring and sales of property per share of common stock (based on the weighted average number of shares outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share at the initial offering and the prices per share at any secondary offerings by ICCMIC multiplied by (b) the Ten-Year U.S. Treasury Rate plus four percent per annum multiplied by (B) the weighted average number of shares of common stock outstanding during such quarter. "Funds from Operations" as defined by the National Association of Real Estate Investment Trusts ("NAREIT") means net income (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.

  Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of ICCMIC's performance or to cash flows as a measure of liquidity or ability to make distributions. As used in calculating ICCAMC's compensation, the term "Ten-Year U.S. Treasury Rate" means the arithmetic average of the weekly average yield to maturity for actively traded current coupon U.S. Treasury fixed interest rate securities (adjusted to constant maturities of ten years) published by the Federal Reserve Board during a quarter, or, if such rate is not published by the Federal Reserve Board, any Federal Reserve Bank or agency or department of the federal government selected by ICCMIC.

  If ICCMIC determines in good faith that the Ten-Year U.S. Treasury Rate cannot be calculated as provided above, then the rate shall be the arithmetic average of the per annum average yields to maturities, based upon closing asked prices on each business day during a quarter, for each actively traded marketable U.S. Treasury fixed interest rate security with a final maturity date not less than eight nor more than 12 years from the date of the closing asked prices as chosen and quoted for each business day in each such quarter in New York City by at least three recognized dealers in U.S. government securities selected by ICCMIC.

  ICCAMC will be reimbursed for (or charge ICCMIC directly for) ICCAMC's costs and expenses in employing third-parties to perform due diligence tasks on assets purchased or considered for purchase by ICCMIC.

  The above referenced management fees are payable in arrears. ICCAMC's base and incentive fees and reimbursable costs and expenses shall be calculated by ICCAMC within 45 days after the end of each quarter, and such calculation shall be promptly delivered to ICCMIC. ICCMIC is obligated to pay such fees, costs and expenses within 60 days after the end of each fiscal quarter.

 Right of First Offer

  Pursuant to the ICCMIC Management Agreement, ICCAMC will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of ICCMIC's board of directors in following or declining to follow its advice or recommendations. ICCAMC, its directors and its officers will not be liable to ICCMIC, any subsidiary of ICCMIC, the independent directors, ICCMIC's stockholders or any subsidiary's stockholders for acts performed in accordance with and pursuant to the ICCMIC Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the ICCMIC Management Agreement. ICCMIC has agreed to indemnify ICCAMC, its directors and its officers with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of ICCAMC not constituting bad faith, willful misconduct, gross negligence or reckless disregard of duties, performed in good faith in accordance with and pursuant to the ICCMIC Management Agreement.

  The ICCMIC Management Agreement does not limit or restrict the right of ICCAMC or any of its officers, directors, employees or affiliates to engage in any business or to render services of any kind to any other person, including the purchase of, or rendering advice to others purchasing, assets that meet ICCMIC's policies and criteria, except that ICCAMC may not manage or advise another REIT or other entity that invests or intends to invest primarily in commercial and multifamily mortgage loans or subordinated commercial or multifamily MBS interests. Moreover, the directors and certain of the executive officers of ICCAMC executed non-compete agreements that preclude them from leaving ICCAMC and, under certain circumstances, forming or joining another REIT that invests or intends to invest primarily in commercial and multifamily mortgage loans or subordinated CMBS interests.

  ICII and its affiliates, including SPB, expect to continue to originate mortgage loans and MBS interests. SPB has entered into an agreement granting ICCMIC, as long as the ICCMIC Management Agreement is in effect, a right of first offer to purchase, in addition to the initial investments made by ICCMIC, not less than $150 million annually of multifamily and commercial mortgage loans typical of those originated by SPB. Although not contractually committed to do so, ICCMIC intends to purchase mortgage loans offered to it pursuant to the foregoing right of first offer, subject to compliance with the guidelines and underwriting criteria as established and modified from time to time by ICCMIC's independent directors.

  ICCMIC expects to maintain a relationship with ICII and SPB in which ICCMIC will be a ready, willing and able purchaser of MBS interests that may be sold from time to time by SPB. Although no binding commitment will exist on the part of ICII, SPB or ICCMIC regarding the sale and purchase of MBS interests, ICCMIC expects to be able to purchase MBS interests from SPB at prices and on terms meeting ICCMIC's investment criteria.

  ICCMIC expects that ICII and SPB will offer to sell assets to ICCMIC on terms and at prices that, in the aggregate, will be fair to both parties, subject to compliance with the guidelines. In deciding whether to acquire any such asset, ICCAMC may consider, among other factors, whether acquisition of the asset will enhance ICCMIC's ability to achieve or exceed ICCMIC's risk adjusted target rate of return established for that period by ICCMIC's board of directors, whether the asset otherwise is well-suited for ICCMIC and whether ICCMIC is financially able to take advantage of the investment opportunity. If an asset that otherwise meets all of ICCMIC's criteria for asset acquisition is being offered to ICCMIC at a price that is greater, or on terms that are less favorable, than would be required by third parties for similar assets in bona fide arms' length transactions, ICCAMC would be expected to recommend that ICCMIC decline to acquire that asset at the quoted price and terms, notwithstanding the relationship among ICCMIC, ICII and SPB.

 Other Transactions

  From time to time, SPB may act as the servicer for ICCMIC's loans. SPB will receive fees for such services pursuant to applicable pooling and servicing agreements.

  ICCMIC, on the one hand, and ICII and its affiliates, on the other, will enter into a number of relationships other than those governed by the ICCMIC Management Agreement, some of which may give rise to conflicts of interest. Moreover, three of the members of the board of directors of ICCMIC and all of its officers are also employed by ICCAMC or its affiliates.

  The relationships between ICCMIC, on the one hand, and ICII and its affiliates, on the other, are governed by policy guidelines approved by a majority of ICCMIC's independent directors. The guidelines establish certain parameters for the operations of ICCMIC, including quantitative and qualitative limitations on ICCMIC's assets that may be acquired. The guidelines are to assist and instruct ICCAMC and to establish restrictions applicable to transactions with ICII and its affiliates. A majority of the independent directors approved the acquisition of the initial investments by ICCMIC from ICII and SPB. However, subsequent to the acquisition of the initial investments, ICCAMC may enter into transactions on behalf of ICCMIC with ICII and its affiliates based upon the guidelines approved by the independent directors. Such transactions will be reviewed on a quarterly basis to insure compliance with the guidelines.

 Mortgage Loan and Other Asset Purchases

  On October 31, 1997, ICCMIC purchased multifamily/commercial mortgage loans and interests in certain multifamily and commercial mortgage backed securities from SPB and from the Company, for an aggregate purchase price of approximately $163 million plus interest.

  In December 1997, ICCMIC purchased a pool of multifamily and commercial mortgage loans from SPB for approximately $97 million plus interest.

  ICCMIC may acquire additional assets from ICII and its affiliates in the future. Any such acquisitions will be in accordance with the guidelines approved by a majority of ICCMIC's independent directors. The terms of a particular transaction, however, will not be approved in advance by ICCMIC's independent directors in all cases. The independent directors will review any such transactions quarterly to insure compliance with the guidelines, but in doing so they, by necessity, will rely primarily on information and analysis provided to them by ICCAMC.

 Equity Investment

  On October 20, 1997, the Company completed the initial public offering of ICCMIC. The initial public offering of 34,500,000 shares of common stock was priced at $15.00 per share, representing total net proceeds from the offering of approximately $481.2 million. All of the shares were offered by ICCMIC. In October 1997, the Company purchased 2,970,000 shares of ICCMIC common stock for $41.4 million. In December 1997, the Company purchased an additional 100,000 shares of ICCMIC common stock for $1.5 million.

  As of December 31, 1997, the Company owns 8.9% of the outstanding common stock of ICCMIC. ICCMIC will be managed by ICCAMC, a wholly owned subsidiary of the Company. ICCMIC intends to invest primarily in performing multifamily and commercial loans and in mortgage backed securities. ICCAMC also has received stock options pursuant to the ICCMIC Option Plan. ICII will retain its shares of ICCMIC for at least two years after ICCMIC's initial public offering of shares of common stock, but may dispose of its shares any time thereafter. Notwithstanding the foregoing, if ICCMIC terminates the ICCMIC Management Agreement, ICII may dispose of its shares at that time.

  The market in which ICCMIC expects to acquire assets is characterized by rapid evolution of products and services and, thus, there may in the future be relationships between ICCMIC, ICCAMC, and affiliates of ICCAMC in addition to those described herein.

OTHER MATTERS

  In October 1997, the Company loaned H. Wayne Snavely and Kevin E. Villani $1,999,998 and $999,992, respectively, for the purposes of assisting each of them to purchase ICCMIC common stock. The loans are each evidenced by a promissory note maturing June 14, 2002, secured by a deed of trust and stock of ICCMIC held by such individuals. The note bears interest at an annual rate of 10.4% and is payable in semi-annual installments commencing June 15, 1998. At February 28, 1998, the remaining balances are $1.1 million and $610,000, for Wayne Snavely and Kevin E. Villani, respectively.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Imperial Credit Industries, Inc.

                                          By: /s/  H. Wayne Snavely
                                            ___________________________________
                                                 H. Wayne Snavely
                                              Chairman of the Board,
                                                     President
                                            and Chief Executive Officer

Date: March 31, 1998

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints H. Wayne Snavely and Irwin L. Gubman and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on From 10-K, and to file the same, with all exhibits thereto, and other documents in connection wherewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                NAME                             TITLE                  DATE
                ----                             -----                  ----
      /s/ H. Wayne Snavely           Chairman of the Board,        March 31, 1998
____________________________________  President and Chief
         (H. Wayne Snavely)           Executive Officer and
                                      Director (Principal
                                      Executive Officer)

    /s/ Joseph R. Tomkinson          Director                      March 31, 1998
____________________________________
       (Joseph R. Tomkinson)

      /s/ Kevin E. Villani           Executive Vice President      March 31, 1998
____________________________________  Chief Financial Officer
         (Kevin E. Villani)           (Principal Financial
                                      Officer and Principal
                                      Accounting Officer) and
                                      Director

    /s/ Stephen J. Shugerman         Director                      March 31, 1998
____________________________________
       (Stephen J. Shugerman)

                NAME                             TITLE                  DATE
                ----                             -----                  ----
   /s/ Robert S. Muehlenbeck         Director                      March 31, 1998
____________________________________
      (Robert S. Muehlenbeck)

  /s/ G. Louis Graziadio, III        Director                      March 31, 1998
____________________________________
     (G. Louis Graziadio, III)

      /s/ Perry A. Lerner            Director                      March 31, 1998
____________________________________
         (Perry A. Lerner)

/s/ James Clayburn LaForce, Jr.      Director                      March 31, 1998
____________________________________
   (James Clayburn LaForce, Jr.)

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8K

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------
  3.1(S) Articles of Incorporation, as amended of Registrant.
  3.2(S) Bylaws of Registrant.
  4.1+   Certificate of Trust of Imperial Credit Capital Trust I.
  4.2+   Amended and Restated Declaration of Trust of Imperial Credit Capital
          Trust I, with form of Remarketed Redeemable Par Securities, dated
          June 9, 1997.
  4.3+   Indenture, by and among the Registrant, Imperial Business Credit, Inc.
          ("IBC"), Imperial Credit Advisors, Inc. ("ICAI"), Auto Marketing
          Network, Inc. ("AMN"), and the Chase Trust Company of California,
          dated as of June 9, 1997, with forms of Resettable Rate Debentures.
  4.4+   Registration Rights Agreement, by and among, Registrant, Imperial
          Credit Capital Trust I (the "Trust"), IBC, ICAI, AMN, and Lehman
          Brothers, Inc., dated as of June 9, 1997.
  4.5+   Remaketing Agreement, by and among, the Registrant, the Trust and
          Lehman Brothers, Inc., dated as of June 9, 1997.
  4.6+   Form of Guarantee Agreement to be executed by the Registrant, for the benefit of the Holders of Remarketed Redeemable Par Securities,
          Series B.
  4.7#   Indenture, by and among the Registrant, Chemical Trust Company of
          California, IBC, ICAI, AMN dated as of Janury 23, 1997, with forms of
          Senior Notes.
  4.8(S) Form of Common Stock Certificate
 10.1(S) Form of Indemnification Agreement for directors and officers.
 10.2(S) 1992 Incentive Stock Option Plan and Nonstatutory Stock Option Plan
          and form of Stock Option Agreement thereunder.
 10.3*   1996 Stock Option, Deferrd Stock and Restricted Stock Plan effective as of June 21, 1996.
 10.4**  Senior Management Stock Option Agreement dated effective as of January
          1, 1992 by and between Registrant and H. Wayne Snavely.
 10.5**  Senior Management Stock Option Agreement dated effective as of January
          1, 1992 by and between Registrant and Joseph R. Tomkinson.
 10.6**  Senior Management Stock Option Agreement dated effective as of January
          1, 1992 by and between Registrant and Stephen J. Shugerman.
 10.7**  Amendment No. 1 to Senior Management Stock Option Agreement by and
          between Registrant and H. Wayne Snavely, effective as of January 1,
          1992.
 10.8**  Amendment No. 1 to Senior Management Stock Option Agreement by and
          between Registrant and Joseph R. Tomkinson, effective as of January
          1, 1992.
 10.9**  Amendment No. 1 to Senior Management Stock Option Agreement by and
          between Registrant and Stephen J. Shugerman, effective as of January
          1, 1992.
 10.10** Amendment No. 2 to Senior Management Stock Option by and between
          Registrant and H. Wayne Snavely, effective as of September 30, 1995.
 10.11** Amendment No. 2 to Senior Management Stock Option by and between
          Registrant and Joseph R. Tomkinson, effective as of September 30,
          1995.
 10.12** Amendment No. 2 to Senior Management Stock Option by and between
          Registrant and Stephen J. Shugerman, effective as of September 30,
          1995.

   EXHIBIT
   NUMBER                          DESCRIPTION OF EXHIBIT
   -------                         ----------------------
   10.13(S)  Form of Lease Agreement dated January 2, 1992, as amended.
   10.14***  Contribution Agreement among the Registrant, Impac Mortgage
              Holdings, Inc. ("IMH"), Southern Pacific Bank, ICI Funding
              Corporation("ICIFC") and Imperial Warehouse Lending Group, Inc.
              dated as of November 20, 1995.
   10.15***  Non-Competition Agreement between the Registrant and IMH dated as of November 20, 1995.
   10.16***  Right of First Refusal Agreement among the Registrant, IMH and
              ICIFC dated as of November 20, 1995.
   10.17***  Tax Agreement between the Registrant and IMH dated as of November
              20, 1995.
   10.18***  Services Agreement between the Registrant and IMH dated as of
              November 20, 1995.
   10.19***  Submanagement Agreement between the Registrant and ICAI dated as of November 20, 1995.
   10.20     Employment agreement dated as of January 1, 1997 by and between
              Registrant and H. Wayne Snavely.
   10.21     Employment agreement dated as of January 1, 1997 by and between
              Registrant and Kevin E. Villani.
   10.22     Employment agreement dated as of January 1, 1997 by and between
              Registrant and Stephen J. Shugerman.
   10.23     Registration Rights Agreement dated as of August 26, 1997, by and among Registrant, FLRT, Inc. and Franchise Mortgage Acceptance
              Company.
   10.24     Registration Rights Agreement dated as of October 17, 1996, by and between Registrant and Southern Pacific Funding Corporation.
   10.25     Registration Rights Agreement dated as of December 29, 1997, by and between ICAI and IMH.
   10.26     Termination Agreement dated as of December 19, 1997, by and between ICAI and IMH.
   10.27     Promissory Note Secured by Stock Pledge and Deed of Trust dated as of October 21, 1997, between Registrant and H. Wayne Snavely.
   10.28     Promissory Note Secured by Stock Pledge and Deed of Trust dated as of October 21, 1997, between Registrant and Kevin E. Villani.
  11         Statement Regarding Computation of Earnings Per Share.
  21         Subsidiaries of Registrant.
  23.1.1     Independent auditors' consent.
  24         Power of Attorney (included on signature page of Form 10-K).
  27.1       Financial Data Schedules for December 31, 1997 and 1996.
  27.2       Financial Data Schedule for December 31, 1995.

--------
(S) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-45606) and Amendments No. 1, 2 and 3 filed with the SEC on February 10, 1992, April 20, 1992, May 7, 1992 and May 18, 1992,
    respectively.
+ Incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-30809) filed on July 3, 1997.
# Incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-22141) filed with the SEC on February 19, 1997.
* Incorporated by reference to Registrant's Registration Statement on Form S-8 (Registration No. 333-13805) filed October 9, 1996.
** Incorporated by reference to Registrant's Registration Statement on Form S-8 (Registration No. 333-15149) filed October 31, 1996.
*** Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.