Form 10-Q
period 1998-03-31
IMPERIAL CREDIT INDUSTRIES INC
filed 1998-05-15
CIK 883811

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                        COMMISSION FILE NUMBER: 0-19861

                       IMPERIAL CREDIT INDUSTRIES, INC.

            CALIFORNIA                                 95-4054791
            ----------                                 ----------
   (STATE OR OTHER JURISDICTION OF        (IRS EMPLOYER IDENTIFICATION NUMBER)
   INCORPORATION OR ORGANIZATION)

               23550 HAWTHORNE BOULEVARD, BUILDING 1, SUITE 110
                          TORRANCE, CALIFORNIA  90505
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

                               Yes [X]   No [_]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

        CLASS                           SHARES OUTSTANDING AT APRIL 30, 1998
        -----                           ------------------------------------
Common Stock, no par value                              38,786,951

================================================================================

                       IMPERIAL CREDIT INDUSTRIES, INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                  PART I -- FINANCIAL INFORMATION
                                                  -------------------------------

ITEM 1.      FINANCIAL STATEMENTS                                                                               PAGE
             --------------------                                                                               ----
                Consolidated Balance Sheets - March 31, 1998 and December 31, 1997.............................   2
                Consolidated Statements of Income - Three months ended March 31, 1998 and 1997.................   3
                Consolidated Statements of Cash Flows - Three months ended March 31, 1998 and 1997.............   4
                Consolidated Statement of Changes in Shareholders' Equity
                -- Three months ended March 31, 1998...........................................................   5
                Notes to Consolidated Financial Statements.....................................................   6

ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............  13
             -------------------------------------------------------------------------------------

                                                   PART II -- OTHER INFORMATION
                                                   ----------------------------

ITEMS 1-5    NOT APPLICABLE

ITEM 6.      EXHIBIT -- STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE..................................  29
             SIGNATURES........................................................................................  30

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

                         ITEM 1. FINANCIAL STATEMENTS
                       IMPERIAL CREDIT INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          (unaudited)
                                                                                            MARCH 31,    DECEMBER 31,
                                                                                              1998          1997
                                                                                          ------------   ------------
                                   ASSETS
                                   ------
Cash.................................................................................      $   71,948    $   50,597
Interest bearing deposits............................................................         118,249       103,738
Investment in Federal Home Loan Bank stock...........................................           5,720         5,646
Securities held for trading, at market...............................................          40,498       120,904
Securities available for sale, at market.............................................         119,718       107,727
Loans held for sale..................................................................         146,325       162,571
Loans held for investment, net.......................................................       1,404,920     1,266,718
Purchased and originated servicing rights ...........................................           4,876         4,731
Retained interest in loan and lease securitizations..................................          48,822        43,105
Accrued interest receivable..........................................................          10,149         9,132
Premises and equipment, net..........................................................           9,621         9,513
Other real estate owned, net.........................................................           9,787        10,905
Goodwill.............................................................................          34,945        35,607
Investment in Southern Pacific Funding Corporation...................................          71,277        65,303
Investment in Franchise Mortgage Acceptance Company..................................          55,868        53,099
Other assets.........................................................................          42,779        52,798
                                                                                           ----------    ----------
  Total assets.......................................................................      $2,195,502    $2,102,094
                                                                                           ==========    ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                        ----------------------------------------
Deposits.............................................................................      $1,280,062    $1,156,022
Borrowings from Federal Home Loan Bank...............................................          34,500        45,000
Other borrowings.....................................................................         138,213       144,841
Remarketed Par Securities............................................................          70,000        70,000
Senior Notes.........................................................................         219,824       219,813
Accrued interest payable.............................................................          17,626        21,484
Accrued income taxes payable.........................................................          66,896        60,528
Minority interest in consolidated subsidiaries.......................................           3,266         3,174
Other liabilities....................................................................          31,140        57,299
                                                                                           ----------    ----------
  Total liabilities..................................................................       1,861,527     1,778,161
                                                                                           ----------    ----------
Shareholders' equity:
Preferred stock, 8,000,000 shares authorized; none issued or outstanding.............              --            --
Common stock, no par value. Authorized 80,000,000 shares; 38,748,331 and 38,791,439 shares issued and outstanding at March 31, 1998 and
  December 31, 1997, respectively....................................................         144,170       147,109
Retained earnings....................................................................         187,798       174,898
Unrealized gain on securities available for sale, net................................           2,007         1,926
                                                                                           ----------    ----------
  Total shareholders' equity.........................................................         333,975       323,933
                                                                                           ----------    ----------
  Total liabilities and shareholders' equity.........................................      $2,195,502    $2,102,094
                                                                                           ==========    ==========

          See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                                                                        Three Months Ended March 31,
                                                                                              1998        1997
                                                                                            --------    --------
REVENUE:
     Gain on sale of loans and leases....................................................    $ 5,572    $ 8,666
                                                                                             -------    -------
     Interest on loans and leases........................................................     45,536     42,930
     Interest on investments.............................................................      4,972      5,625
     Interest on other finance activities................................................      3,132        657
                                                                                             -------    -------
        Total interest income............................................................     53,640     49,212
     Interest on deposits................................................................     18,287     17,002
     Interest on other borrowings........................................................      1,753      6,618
     Interest on long term debt..........................................................      7,554      4,784
                                                                                             -------    -------
        Total interest expense...........................................................     27,594     28,404
                                                                                             -------    -------
        Net interest income..............................................................     26,046     20,808
     Provision for loan and lease losses.................................................      3,850      2,870
                                                                                             -------    -------
     Net interest income after provision for loan and lease losses.......................     22,196     17,938
                                                                                             -------    -------
     Loan servicing income...............................................................      4,028      1,280
     Loss on sale of securities..........................................................         --       (403)
     Equity in net income of Southern Pacific Funding Corporation........................      5,974      6,253
     Equity in net income of Franchise Mortgage Acceptance Company.......................      2,769         --
     Investment banking fees.............................................................      4,535         --
     Management fees.....................................................................      1,205      1,579
     Gain on sale of Southern Pacific Funding Corporation stock..........................         --      4,306
     Other income........................................................................      2,150        676
                                                                                             -------    -------
        Total other income...............................................................     20,661     13,691
                                                                                             -------    -------
     Total revenue.......................................................................     48,429     40,295
                                                                                             =======    =======
EXPENSES:

     Personnel expense ..................................................................     16,255     10,671
     Amortization of PMSR's and OMSR's...................................................        341         19
     Occupancy expense...................................................................      1,546        907
     Data processing expense.............................................................        495        427
     Net (income) expenses of other real estate owned....................................      (358)        757
     Professional services...............................................................      2,755      2,588
     Telephone and other communications..................................................        757        429
     Amortization of Goodwill............................................................        663        601
     General and administrative expense..................................................      5,159      4,735
                                                                                             -------    -------
        Total expenses...................................................................     27,613     21,134
                                                                                             -------    -------
     Income before income taxes, minority interest and extraordinary item................     20,816     19,161
     Income taxes........................................................................      7,824      7,976
     Minority interest in income of consolidated subsidiaries............................         92        153
                                                                                             -------    -------
     Income before extraordinary item....................................................     12,900     11,032
     Extraordinary item--Loss on early extinguishment of debt, net of income taxes.......         --     (3,995)
                                                                                             -------    -------
     Net income..........................................................................    $12,900    $ 7,037
                                                                                             =======    =======
BASIC INCOME PER SHARE:
     Income before extraordinary item....................................................    $  0.33    $  0.29
     Extraordinary item--Loss on early extinguishment of debt, net of income taxes.......         --      (0.11)
                                                                                             -------    -------
     Net Income per common share, basic..................................................    $  0.33    $  0.18
                                                                                             =======    =======

DILUTED INCOME PER SHARE:
     Income before extraordinary item....................................................    $  0.32    $  0.27
     Extraordinary item--Loss on early extinguishment of debt, net of income taxes.......         --      (0.10)
                                                                                             -------    -------
     Net Income per common share, diluted................................................    $  0.32    $  0.17
                                                                                             =======    =======

          See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           Three Months Ended March 31,
                                                                                          ------------------------------
                                                                                            1998                  1997
                                                                                            ----                  ----
                                                                                                  (IN THOUSANDS)
Cash flows from operating activities:
     Net income....................................................................      $  12,900             $   7,037
     Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
          Provision for loan and lease losses......................................          3,850                 2,870
          Depreciation.............................................................            991                 1,110
          Amortization of goodwill.................................................            663                   601
          Amortization of PMSR's and OMSR's........................................            341                    19
          Accretion of discount....................................................         (3,132)                 (647)
          Gain on sale of loans and leases.........................................         (5,572)               (8,666)
          Gains on sale of SPFC stock..............................................             --                (4,306)
          Equity in net earnings of SPFC...........................................         (5,974)               (6,253)
          Equity in net earnings of FMC............................................         (2,769)                   --
          Loss on sale of OREO.....................................................            813                   956
          (Recovery) writedowns on OREO............................................         (1,382)                  543
          Originations of loans held for sale......................................       (146,900)             (290,800)
          Sales and collections on loans held for sale.............................        168,718               539,452
          Sale of trading securities...............................................         79,751                    --
          Net change in accrued interest receivable................................         (1,017)                  757
          Net change in retained interest in loan and lease securitizations........         (5,717)               16,548
          Net change in other assets...............................................          8,369               (12,266)
          Net change in other liabilities..........................................        (20,345)              (19,222)
                                                                                         ---------             ---------
     Net cash provided by operating activities.....................................         83,588               227,733
                                                                                         ---------             ---------
     Cash flows from investing activities:
          Net change in interest bearing deposits..................................        (14,511)              (85,301)
          Proceeds from sale of other real estate owned............................          1,949                 1,761
          Purchase of securities available for sale................................        (10,327)                   --
          Sales of securities available for sale...................................             --                36,130
          Net change in loans held for investment..................................       (142,314)               48,122
          Purchases of premises and equipment......................................         (1,099)               (2,039)
          Proceeds from sale of SPFC stock.........................................             --                 6,151
          Redemption of stock in Federal Home Loan Bank............................             --                10,900
          Cash utilized for acquisitions...........................................             --                  (750)
                                                                                         ---------             ---------
     Net cash (used in) provided by investing activities...........................       (166,302)               14,974
                                                                                         ---------             ---------
     Cash flows from financing activities:
          Net increase in deposits.................................................        124,040                92,173
          Advances from Federal Home Loan Bank.....................................         39,500                30,000
          Repayments of advances from Federal Home Loan Bank.......................        (50,000)              (91,000)
          Net change in other borrowings...........................................         (6,628)             (389,450)
          Proceeds from issuance of Senior Notes due 2007..........................             --               194,500
          Repayments of Senior Notes due 2004......................................             --               (73,241)
          Net change in minority interest..........................................             92               (51,282)
          Retirement of Common Stock...............................................         (3,087)                   --
          Proceeds from exercise of stock options..................................            148                   439
                                                                                         ---------             ---------
     Net cash provided by (used in) financing activities...........................        104,065              (287,861)
                                                                                         ---------             ---------
     Net change in cash............................................................         21,351               (45,154)
     Cash at beginning of year.....................................................         50,597                74,247
                                                                                         ---------             ---------
     Cash at end of period.........................................................      $  71,948             $  29,093
                                                                                         =========             =========

          See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT INDUSTRIES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)
                                  (Unaudited)


                                                                                   UNREALIZED
                                                                                    GAIN  ON
                                          NUMBER OF                                SECURITIES        TOTAL
                                           SHARES        COMMON      RETAINED      AVAILABLE     SHAREHOLDERS'
                                         OUTSTANDING      STOCK      EARNINGS    FOR SALE, NET      EQUITY
                                         -----------    ---------    ---------   -------------   -------------
                                                                   (IN THOUSANDS)
Balance, December 31, 1997...............     38,791     $147,109     $174,898          $1,926        $323,933
Exercise of stock options................        120          148           --              --             148
Retirement of stock......................       (163)      (3,087)          --              --          (3,087)
Increase in unrealized gain on
  securities available for sale, net.....         --           --           --              81              81
Net income, for the period...............         --           --       12,900              --          12,900
                                              ------     --------     --------          ------        --------
Balance, March 31, 1998..................     38,748     $144,170     $187,798          $2,007        $333,975
                                              ======     ========     ========          ======        ========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
1.      ORGANIZATION

        Imperial Credit Industries, Inc., incorporated in 1986 in the State of California, is 23.0% owned by Imperial Bank. In 1991 Imperial Bank recapitalized the Company to conduct a full service mortgage banking operation. The consolidated financial statements include Imperial Credit Industries, Inc. ("ICII"), its significant wholly-owned operating subsidiaries, significant majority-owned operating subsidiaries and significant equity investments in two publicly traded companies (collectively the "Company"). The significant wholly-owned subsidiaries include Southern Pacific Bank ("SPB"), Imperial Business Credit Inc. ("IBC"), Imperial Credit Advisors, Inc. ("ICAI"), Auto Marketing Network ("AMN"), Imperial Credit Commercial Asset Management Corporation, ("ICCAMC") and Imperial Credit Worldwide ("ICW"). The significant operating majority owned consolidated subsidiary is Imperial Capital Group, LLC ("ICG") which is 60% owned by the Company and 40% owned by ICG's management. The significant equity investments in publicly traded companies are Southern Pacific Funding Corporation ("SPFC") NYSE Symbol: SFC, and Franchise Mortgage Acceptance Company ("FMC") NASDAQ Symbol: FMAX. Both SPFC and FMC were former consolidated subsidiaries of the Company. All material intercompany balances and transactions with consolidated subsidiaries have been eliminated.


2.      BASIS OF PRESENTATION

        The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

        In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. Prior year's consolidated financial statements have been reclassified to conform to the 1998 presentation.


3.      NET INCOME PER SHARE INFORMATION

        Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." This statement replaces the previously reported primary and fully-diluted income per share with basic and diluted income per share. Unlike primary income per share, basic income per share excludes any dilutive effects of stock options. Diluted income per share is similar to fully-diluted income per share. The following table reconciles the number of shares used in the computations of basic and diluted income per share for the first quarter ended March 31, 1998 and 1997:

                                                                  1998         1997
                                                               ----------   ----------
   Weighted-average common shares outstanding during the
     year used to compute basic income per share............   38,745,348   38,418,153
   Assumed common shares issued on exercise of stock
     options................................................    2,036,572    2,466,667
                                                               ----------   ----------
   Number of common shares used to compute diluted income
     per share..............................................   40,781,920   40,884,820
                                                               ==========   ==========

4.      COMPREHENSIVE INCOME

        The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" as of January 1, 1998. SFAS No. 130 establishes standards for reporting comprehensive income and its components in the consolidated financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company's comprehensive income is comprised of the unrealized gain on securities available for sale, net for all periods reported. Comprehensive income for the quarters ended March 31, 1998 and 1997 totaled $13.0 million and $6.9 million, respectively. Accumulated other comprehensive income at March 31, 1998 and December 31, 1997 totaled $2.0 million and $1.9 million, respectively.


5.      ACCOUNTING PRONOUNCEMENTS

        The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" as of January 1, 1998. SFAS No. 131 establishes standards to report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim reports to shareholders beginning in 1999. It also establishes standards for related disclosures about products and services. SFAS No. 131 is effective for the Company for its December 31, 1998 consolidated financial statements with comparative information for earlier years to be restated.

        The Company adopted SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" as of January 1, 1998. The statement revises the required disclosures for pensions and other post retirement plans but does not change the measurement or recognition of such plans. SFAS No. 132 is effective for the Company for its December 31, 1998 consolidated financial statements with comparative information for earlier years to be restated.


6.      LOANS HELD FOR SALE

        Loans held for sale consisted of the following at March 31, 1998 and December 31, 1997:

                                             AT MARCH 31,    AT DECEMBER 31,
                                             ------------    ----------------
                                                 1998              1997
                                             ------------    ----------------
                                                    (IN THOUSANDS)
        Loans secured by real estate:
                 Single family 1-4.........    $ 21,693          $ 13,169
                 Multi-family..............      54,288            68,294
                                               --------          --------
                                                 75,981            81,463

        Automobile loans...................      11,509             9,102
        Leases.............................      12,668            13,561
        Commercial loans...................      46,167            58,445
                                               --------          --------
                                               $146,325          $162,571
                                               ========          ========

7.      CONSOLIDATING BALANCE SHEET AND INCOME STATEMENTS

        The following represents summarized consolidating financial information as of March 31, 1998 and December 31, 1997, and for the three months ended March 31, 1998 and 1997, with respect to the financial position, results of operations and cash flows of the Company and its wholly-owned and majority-owned subsidiaries. On January 17, 1997, the Company sold $200 million of 9.875% Senior Notes due 2007. As of March 31, 1998, the 9.875% Senior Notes are guaranteed by five of the Company's wholly-owned subsidiaries, IBC, ICAI, ICCAMC, ICW and AMN (the "Guarantor Subsidiaries"). As of March 31, 1998, the non-guarantor subsidiaries are SPB, ICG and ICCTI. FMC was a guarantor subsidiary through September 30, 1997. Each of the guarantees is full and unconditional and joint and several. The summarized consolidated financial information is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors as management has determined that such information is not material to investors. None of the subsidiary guarantors is restricted from making distributions to the Company.


                     CONSOLIDATING CONDENSED BALANCE SHEET

                                MARCH 31, 1998

                                                                           NON-
                                                         GUARANTOR      GUARANTOR
                                             ICII      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                           ---------   -------------   ------------   -------------   ------------
                                                                      (IN THOUSANDS)
                ASSETS
                ------
Cash.....................................   $  2,182       $  4,797      $   68,304      $  (3,335)     $   71,948
Interest bearing deposits................     24,557            392          93,300             --         118,249
Investment in Federal Home Loan Bank
 stock...................................         --             --           5,720             --           5,720
Securities available for sale and
 trading.................................    117,776         22,349          20,091             --         160,216
Loans held for sale......................     12,456         31,979         101,890             --         146,325
Loans held for investment, net...........     72,711         12,837       1,354,372        (35,000)      1,404,920
Investment in SPFC.......................     71,277             --              --             --          71,277
Investment in FMC........................     55,868             --              --             --          55,868
Purchased and originated servicing
 rights..................................         --             --           4,876             --           4,876
Retained interest in loan and lease
 securitizations.........................         --         48,822              --             --          48,822
Investment in subsidiaries...............    296,064             --              --       (296,064)             --
Goodwill.................................         --         12,992          21,953             --          34,945
Other assets.............................     43,125          8,185          21,901           (875)         72,336
                                            --------       --------      ----------      ---------      ----------
  Total assets...........................   $696,016       $142,353      $1,692,407      $(335,274)     $2,195,502
                                            ========       ========      ==========      =========      ==========

            LIABILITIES AND
         SHAREHOLDERS' EQUITY
         --------------------
Deposits.................................   $              $             $1,283,397      $  (3,335)     $1,280,062
Other borrowings.........................         --         23,213         185,375        (35,875)        172,713
Remarketed Par Securities................     72,165         (2,165)             --             --          70,000
Senior notes.............................    219,824             --              --             --         219,824
Minority interest in consolidated
 subsidiaries............................        946            (53)            167          2,206           3,266
Other liabilities........................     77,420          3,723          34,519             --         115,662
                                            --------       --------      ----------      ---------      ----------
   Total liabilities.....................    370,355         24,718       1,503,458        (37,004)      1,861,527
                                            --------       --------      ----------      ---------      ----------
Shareholders' equity:
Preferred stock..........................         --         12,000              --        (12,000)             --
Common stock.............................    144,295        127,305         101,661       (229,091)        144,170
Retained earnings........................    179,359        (21,670)         87,288        (57,179)        187,798
Unrealized gain on securities available
 for sale................................      2,007             --              --             --           2,007
                                            --------       --------      ----------      ---------      ----------
   Total shareholders' equity............    325,661        117,635         188,949       (298,270)        333,975
                                            --------       --------      ----------      ---------      ----------
   Total liabilities and shareholders'
    equity...............................   $696,016       $142,353      $1,692,407      $(335,274)     $2,195,502
                                            ========       ========      ==========      =========      ==========

                     CONSOLIDATING CONDENSED BALANCE SHEET

                               DECEMBER 31, 1997

                                                                           NON-
                                                         GUARANTOR       GUARANTOR
                                             ICII      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                           ---------   -------------   -------------   -------------   ------------
                                                                       (IN THOUSANDS)
                ASSETS
                ------
Cash....................................    $ 13,229       $  6,668      $   43,318       $ (12,618)     $   50,597
Interest bearing deposits...............      31,390          1,149          71,199              --         103,738
Investment in Federal Home Loan Bank
 stock..................................          --             --           5,646              --           5,646
Securities available for sale and
 trading................................     107,671         21,031          99,929              --         228,631
Loans held for sale.....................      12,138         23,694         126,739              --         162,571
Loans held for investment, net..........      78,922         44,941       1,197,430         (54,575)      1,266,718
Investment in SPFC......................      65,303             --              --              --          65,303
Purchased and originated servicing
 rights.................................          --             --           4,731              --           4,731
Investment in FMC.......................      53,099             --              --              --          53,099
Retained interest in loan and lease
 securitizations........................          --         43,105              --              --          43,105
Investment in subsidiaries..............     281,454             --              --        (281,454)             --
Goodwill................................          --         13,229          22,378              --          35,607
Other assets............................      59,911         (1,104)         26,473          (2,932)         82,348
                                            --------       --------      ----------       ---------      ----------
  Total assets..........................    $703,117       $152,713      $1,597,843       $(351,579)     $2,102,094
                                            ========       ========      ==========       =========      ==========

           LIABILITIES AND
         SHAREHOLDERS' EQUITY
         --------------------
Deposits................................    $              $             $1,189,840       $ (33,818)     $1,156,022
Other borrowings........................          --         30,250         196,528         (36,937)        189,841
Remarketed Par Securities...............      72,165             --          (2,165)             --          70,000
Senior notes............................     219,813             --              --              --         219,813
Minority interest in consolidated
 subsidiaries...........................         946             20             111           2,097           3,174
Other liabilities.......................      86,260          7,327          45,095             629         139,311
                                            --------       --------      ----------       ---------      ----------
   Total liabilities....................     379,184         37,597       1,429,409         (68,029)      1,778,161
                                            --------       --------      ----------       ---------      ----------
Shareholders' equity:
Preferred stock.........................          --         12,000              --         (12,000)             --
Common stock............................     147,109        125,139          89,342        (214,481)        147,109
Retained earnings.......................     174,898        (22,023)         79,092         (57,069)        174,898
Unrealized gain on securities available
 for sale...............................       1,926             --              --              --           1,926
                                            --------       --------      ----------       ---------      ----------
   Total shareholders' equity...........     323,933        115,116         168,434        (283,550)        323,933
                                            --------       --------      ----------       ---------      ----------
   Total liabilities and shareholders'
    equity..............................    $703,117       $152,713      $1,597,843       $(351,579)     $2,102,094
                                            ========       ========      ==========       =========      ==========

                   CONSOLIDATING CONDENSED INCOME STATEMENT

                       THREE MONTHS ENDED MARCH 31, 1998

                                                                           NON-
                                                         GUARANTOR       GUARANTOR
                                             ICII      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                           ---------   ------------    ------------    ------------    ------------
                                                                      (IN THOUSANDS)
REVENUE:
Gain on sale of loans and leases........    $    47          $1,707         $ 3,818    $         --         $ 5,572
                                            -------          ------         -------    ------------         -------
Interest income.........................      7,523           3,754          43,505          (1,142)         53,640
Interest expense........................      7,384             538          20,814          (1,142)         27,594
                                            -------          ------         -------    ------------         -------
Net interest income.....................        139           3,216          22,691              --          26,046
Provision for loan and lease losses.....         --             850           3,000              --           3,850
                                            -------          ------         -------    ------------         -------
    Net interest income after Provision
      for loan and lease losses.........        139           2,366          19,691              --          22,196
                                            -------          ------         -------    ------------         -------
Loan servicing (expense) income.........       (146)          2,614           1,560              --           4,028
Investment banking fees.................         --              --           4,535              --           4,535
REIT management fees....................         --           1,205              --              --           1,205
Equity in net income of SPFC............      5,974              --              --              --           5,974
Equity in net income of FMC.............      2,769              --              --              --           2,769
Other (expense) income..................       (190)            739           1,601              --           2,150
                                            -------          ------         -------    ------------         -------
    Total other income..................      8,407           4,558           7,696              --          20,661
                                            -------          ------         -------    ------------         -------
        Total revenues..................      8,593           8,631          31,205              --          48,429
                                            -------          ------         -------    ------------         -------
EXPENSES:
Personnel expense.......................        998           4,609          10,648              --          16,255
Amortization of PMSR's and OMSR's.......         --              --             341              --             341
Occupancy expense.......................        333             323             890              --           1,546
Data processing expense.................        106              76             313              --             495
Net (income) expenses of other real
 estate owned...........................       (445)            412            (325)             --            (358)
Professional services...................        584             778           1,393              --           2,755
Telephone and other communication.......         59             388             310              --             757
Amortization of goodwill................         --             238             425              --             663
General, administrative and other
 expense................................        631           1,477           3,051              --           5,159
                                            -------          ------         -------    ------------         -------
    Total expenses......................      2,266           8,301          17,046              --          27,613
                                            -------          ------         -------    ------------         -------
Income before income taxes, minority
 interest, deferred inter-company
 expense and extraordinary item.........      6,327             330          14,159              --          20,816
Income taxes............................      1,865             125           5,834              --           7,824
                                            -------          ------         -------    ------------         -------
Income before minority interest and
 extraordinary item.....................      4,462             205           8,325              --          12,992
Minority interest in income of
 consolidated subsidiaries..............        109             (73)             56              --              92
                                            -------          ------         -------    ------------         -------
Income before equity in undistributed
 income of subsidiaries and
 extraordinary item.....................      4,353             278           8,269              --          12,900
Equity in undistributed income of
 subsidiaries...........................      8,547              --              --          (8,547)             --
                                            -------          ------         -------    ------------         -------
Net income (loss).......................    $12,900          $  278         $ 8,269         $(8,547)        $12,900
                                            =======          ======         =======    ============         =======

                   CONSOLIDATING CONDENSED INCOME STATEMENT
                       THREE MONTHS ENDED MARCH 31, 1997

                                                                         NON-
                                                       GUARANTOR       GUARANTOR
                                             ICII     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                           --------   ------------   -------------   -------------   -------------
                                                                  (IN THOUSANDS)
REVENUE:
(Loss) gain on sale of loans and leases.   $  (351)        $ 5,378        $   390         $ 3,249         $ 8,666
                                           -------         -------        -------         -------         -------
Interest income.........................     5,146           5,496         38,725            (155)         49,212
Interest expense........................     5,209           1,887         21,463            (155)         28,404
                                           -------         -------        -------         -------         -------
Net interest (expense) income...........       (63)          3,609         17,262              --          20,808
Provision for loan and lease losses.....        --             220          2,650              --           2,870
                                           -------         -------        -------         -------         -------
  Net interest (expense) income after
   Provision for loan and lease losses..       (63)         3,389          14,612              --          17,938
                                           -------         -------        -------         -------         -------
Loan servicing (expense) income.........    (1,084)          1,062          1,302              --           1,280
REIT management fees....................        --           1,579             --              --           1,579
Loss on sale of securities..............        --              --           (403)             --            (403)
Gain on sale of SPFC stock..............     4,306              --             --              --           4,306
Equity in net income of SPFC............     6,253              --             --              --           6,253
Dividends received from subsidiaries....     8,540              --             --          (8,540)             --
Other (expense) income..................      (562)            288            950              --             676
                                           -------         -------        -------         -------         -------
      Total other income................    17,453           2,929          1,849          (8,540)         13,691
                                           -------         -------        -------         -------         -------
               Total revenues...........    17,039          11,696         16,851          (5,291)         40,295
                                           -------         -------        -------         -------         -------
EXPENSES:
Personnel expense.......................       583           2,206          7,882              --          10,671
Amortization of PMSR's and OMSR's.......        --              19             --              --              19
Occupancy expense.......................       281             110            516              --             907
Data processing expense.................       287              17            123              --             427
Net expenses of other real estate owned.       487              --            270              --             757
Professional services...................       864             389          1,335              --           2,588
Telephone and other communication.......        51              97            281              --             429
Amortization of goodwill................        --             242            359              --             601
General, administrative and other.......       709           1,958          2,068              --           4,735
 expense................................   -------         -------        -------         -------         -------
      Total expenses....................     3,262           5,038         12,834              --          21,134
                                           -------         -------        -------         -------         -------
Income before income taxes, minority
 interest, deferred inter-company
 expense and extraordinary item.........    13,777           6,658          4,017          (5,291)         19,161
Income taxes............................     2,303           2,677          2,996              --           7,976
                                           -------         -------        -------         -------         -------
Income before minority interest
 and extraordinary item.................    11,474           3,981          1,021          (5,291)         11,185
Minority interest in income of
 consolidated subsidiaries..............       153              --             --              --             153
                                           -------         -------        -------         -------         -------
Income before equity in
 undistributed income of subsidiaries
 and extraordinary item.................    11,321           3,981          1,021          (5,291)         11,032
Equity in undistributed loss of
 subsidiaries...........................      (289)             --             --             289              --
Extraordinary item--Loss on early
 extinguishment of debt,  net of
 income taxes...........................    (3,995)             --             --              --          (3,995)
                                           -------         -------        -------         -------         -------
Net income (loss).......................   $ 7,037         $ 3,981        $ 1,021         $(5,002)        $ 7,037
                                           =======         =======        =======         =======         =======

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                       THREE MONTHS ENDED MARCH 31, 1998

                                                                          NON-
                                                        GUARANTOR       GUARANTOR
                                             ICII      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                           --------    ------------   -------------   -------------   -------------
                                                                  (IN THOUSANDS)
Net cash provided by (used in)
  operating activities.................      4,447          (28,157)       124,810         (17,512)         83,588
                                           -------          -------       --------         -------        --------
Cash flows from investing activities:
  Net change in interest
   bearing deposits....................      6,833             757         (22,101)             --         (14,511)
  Purchase of securities
   available for sale..................    (10,327)             --            (511)            511         (10,327)
  Proceeds from sale of OREO...........        120           1,051             778              --           1,949
  Net change in loans held
   for investment......................      5,948          12,122        (159,942)           (442)       (142,314)
  Net change in investment
   in Subsidiaries.....................    (14,610)             --              --          14,610              --
  Other, net...........................       (519)           (108)           (508)             36          (1,099)
                                           -------         -------        --------         -------        --------
Net cash (used in) provided by
 investing activities..................    (12,555)         13,822        (182,284)         14,715        (166,302)
                                           -------         -------        --------         -------        --------
Cash flows from financing activities:
  Net increase in deposits.............         --              --          93,557          30,483         124,040
  Advances from Federal Home Loan Bank.         --              --          39,500              --          39,500
  Repayments of advances from Federal
   Home Loan Bank......................         --              --         (50,000)             --         (50,000)
  Net change in other borrowings.......         --          12,537            (653)        (18,512)         (6,628)
  Other, net...........................     (2,939)            (73)             56             109          (2,847)
                                           -------         -------        --------         -------        --------
Net cash (used in) provided by
  financing activities.................     (2,939)         12,464          82,460          12,080         104,065
                                           -------         -------        --------         -------        --------
  Net change in cash...................    (11,047)         (1,871)         24,986           9,283          21,351
  Cash at beginning of period..........     13,229           6,668          43,318         (12,618)         50,597
                                           -------         -------        --------         -------        --------
  Cash at end of period................      2,182           4,797          68,304          (3,335)         71,948
                                           =======         =======        ========         =======        ========

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1997

                                                                          NON-
                                                        GUARANTOR       GUARANTOR
                                             ICII      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                           --------    ------------   -------------   -------------   -------------
                                                                  (IN THOUSANDS)
Net cash provided by (used in) operating
 activities.............................     20,129        (85,385)        255,209          37,780       $ 227,733
                                           --------        --------       ---------        --------       ---------
Cash flows from investing activities:
  Net change in interest bearing
   deposits.............................     (5,128)            (37)        (80,234)             98         (85,301)
  Net change in loans held
   for investment.......................    (80,643)            (72)         (2,532)        131,369          48,122
  Proceeds from sale of SPFC stock......      6,151              --              --              --           6,151
  Redemption of Federal Home Loan
   Bank stock...........................         --              --          10,900              --          10,900
  Cash utilized for acquisitions........       (750)             --              --              --            (750)
  Net change in investment in
   Subsidiaries.........................     45,652              --              --         (45,652)             --
  Other, net............................        444          85,301          34,020         (83,913)         35,852
                                           --------        --------       ---------        --------       ---------
Net cash (used in) provided by
 investing activities...................    (34,274)         85,192         (37,846)          1,902          14,974
                                           --------        --------       ---------        --------       ---------
Cash flows from financing activities:
  Net change in deposits................         --              --         137,535         (45,362)         92,173
  Advances from Federal Home
   Loan Bank............................         --              --          30,000              --          30,000
  Repayments of advances from
   Federal Home Loan Bank...............         --              --         (91,000)             --         (91,000)
  Net change in other borrowings........    (15,363)          3,245        (338,965)        (38,367)       (389,450)
  Proceeds from offering of Senior
   Notes................................    194,500              --              --              --         194,500
  Repurchase of Senior Notes............    (73,241)             --              --              --         (73,241)
  Net change in minority interest.......    (42,293)             --              --          (8,989)        (51,282)
  Other, net............................         --             750          (8,598)          8,287             439
                                           --------        --------       ---------        --------       ---------
Net cash provided by (used in)
 financing activities...................     63,603           3,995        (271,028)        (84,431)       (287,861)
                                           --------        --------       ---------        --------       ---------
  Net change in cash....................     49,458           3,802         (53,665)        (44,749)        (45,154)
  Cash at beginning of period...........      5,213           7,973          64,755          (3,694)         74,247
                                           --------        --------       ---------        --------       ---------
  Cash at end of period.................   $ 54,671        $ 11,775       $  11,090        $(48,443)      $  29,093
                                           ========        ========       =========        ========       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Imperial Credit Industries, Inc. (the "Company" or "ICII"), with consolidated assets of $2.2 billion as of March 31, 1998, is a diversified commercial and consumer lending, financial services and investment holding company, organized in 1986 with its headquarters located in Torrance, California. Its principal business activities consist of the operation of six significant wholly owned operating subsidiaries: Southern Pacific Bank ("SPB"), Imperial Business Credit Inc. ("IBC"), Imperial Credit Advisors, Inc. ("ICAI"), Auto Marketing Network Inc. ("AMN"), Imperial Credit Commercial Asset Management Corporation ("ICCAMC") and Imperial Credit Worldwide, Ltd. ("ICW"), one significant majority owned consolidated operating subsidiary, Imperial Capital Group, LLC ("ICG") and significant equity investments in two publicly traded companies, Southern Pacific Funding Corporation ("SPFC") NYSE Symbol: SFC and Franchise Mortgage Acceptance Company ("FMC") NASDAQ Symbol: FMAX.

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

        The Company now operates as a commercial and consumer finance company providing loan and lease products in the following sectors: business finance lending, commercial mortgage lending, and consumer lending. The Company also is a provider of other financial services and investment products.

        The Company's core business has remained consistent in that it originates loans and leases funded primarily by warehouse lines of credit, repurchase facilities, securitizations and whole loan sales in the secondary market. The Company's business strategy emphasizes:

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


BUSINESS FINANCE LENDING

Commercial Equipment Leasing

        IBC's lease originations totaled $35.1 million for the three months ended March 31, 1998 as compared to $30.1 million for the same period last year. IBC securitized $35.5 million of leases during the three months ended March 31, 1998 as compared to $97.9 million for the same period last year. At March 31, 1998, IBC had total assets of $50.9 million. IBC's total revenues and net income for the three months ended March 31, 1998 were $3.8 million and $480,000 as compared to $8.9 million and $3.3 million for the same period last year, respectively.


Asset Based Lending

        At March 31, 1998, Coast Business Credit ("CBC") loan portfolio represented lending relationships with approximately 154 customers, with an average total loan per customer of $3.4 million. During 1997, CBC executed an expansion plan which has increased its customer base outside of California. CBC now operates four loan production centers in California and additional loan production centers in Atlanta, Baltimore, Boston, Chicago, Cleveland, Detroit, Minneapolis, Phoenix, Portland, Providence, and Seattle. At March 31, 1998 and December 31, 1997, CBC had outstanding loans totaling $528.3 million and $484.8 million, of which $199.9 million and $201.8 million were outstanding to technology companies, respectively. CBC had open unused commitments of $365.2 million at March 31, 1998. As of March 31, 1998, CBC had total loan commitments of $893.5 million.

Loan Participation and Investment Group ("LPIG")

        At March 31, 1998, loan participations held by the LPIG division of SPB ranged in size from approximately $3.0 million to approximately $24.0 million, as compared to approximately $0.9 million to $9.4 million at March 31, 1997, respectively. As of March 31, 1998, LPIG committed to fund approximately $574.1 million of senior secured loan participation commitments. Loans outstanding under LPIG's participation commitments at March 31, 1998 totaled $257.7 million.

Auto Lend Group

        Auto Lend had $66.9 million of commitments and $16.2 million of loans outstanding at March 31, 1998. SPB believes that Auto Lend's products offer synergistic opportunities, when offered in connection with SPB's sub-prime auto lending ability, to provide car dealers a complete financing package. See "Consumer Lending, Sub-prime Auto Lending."


COMMERCIAL MORTGAGE LENDING

Income Property Lending Division ("IPLD")

        For the three months ended March 31, 1998 and 1997, the IPLD division of SPB funded approximately $64.7 million and $75.9 million in loans, respectively.


CONSUMER LENDING

Sub-prime Auto Lending

        SPB's Auto Lending Division originated $32.5 million and $16.3 million in sub-prime auto loans during the three months ended March 31, 1998, and 1997, respectively. The Company currently originates sub-prime auto loans through three Northern California retail offices and is expanding its activities to Central California and areas outside California.

        AMN originated $2.6 million and $16.1 million in sub-prime auto loans during the three months ended March 31, 1998, and 1997, respectively.


Home Improvement Loans and Other Consumer Credit

        During the three months ended March 31, 1998 and 1997, SPB's Consumer Credit Division originated $5.5 million and $4.0 million in loans, respectively.

PrinCap Mortgage Warehouse

        In October 1997, the Company's wholly-owned subsidiary, SPB, acquired substantially all of the assets of PrinCap Mortgage Warehouse, Inc. and PrinCap Mortgage Backed, L.P. and contributed such assets to its PMW Mortgage Warehouse, Inc. subsidiary (''PrinCap''). The acquisition was accounted for as a purchase, and the purchase price of $123.7 million was allocated to the net assets acquired based on their fair value resulting in goodwill of $6.8 million. PrinCap's primary business is residential mortgage warehouse lending to medium-sized brokers and mortgage bankers on a national basis. At March 31, 1998 and December 31, 1997, PrinCap had commitments outstanding and loans of $140.6 million and $133.8 million, respectively.

ADVISORY, INVESTMENT AND OTHER ACTIVITIES

        The Company conducts advisory services through its ICAI, ICCAMC and ICG subsidiaries and has substantial equity investments in SPFC, a publicly traded sub-prime residential mortgage lender, FMC, a publicly traded specialty commercial finance company, Imperial Credit Commercial Mortgage Investment Corporation ("ICCMIC"), a publicly traded REIT engaged in commercial finance activities, Impac Mortgage Holdings, Inc. ("IMH"), a publicly traded REIT engaged in non conforming residential mortgage lending and ICW, a holding company for international finance activities.

Imperial Credit Advisors, Inc.

        ICAI provides capital markets, portfolio management and research services to the Company's subsidiaries and affiliates. Prior to December 1997, ICAI oversaw the day-to-day operations of IMH pursuant to a management agreement. For the quarter ended March 31, 1997, ICAI earned $1.6 million in management fees and incentive payments pursuant to the IMH management agreement which was terminated in December 1997.


Imperial Credit Commercial Asset Management Corporation

        ICCAMC was formed in the third quarter of 1997 and oversees the day-to-day operations of ICCMIC pursuant to a management agreement. For the quarter ended March 31, 1998, ICCAMC earned $1.2 million in management fees pursuant to the management agreement.


Imperial Capital Group, LLC


        ICG is a subsidiary which the Company controls through its 60% voting and equity ownership interest. ICG was formed in July 1997. ICG, together with its subsidiaries Imperial Capital, LLC and Imperial Asset Management, LLC, offer individual and institutional investors financial products and services. Imperial Capital, LLC, is a registered broker/dealer with the United States Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc. Imperial Capital, LLC, provides investment opportunities and research to individual and institutional investors, raises private and public capital for middle market companies, and trades debt, equity and asset backed securities. Imperial Asset Management, LLC, is an investment advisor registered with the United States Securities and Exchange Commission, and provides investment management services to high net worth individuals and institutional clients.

        For the three months ended March 31, 1998, ICG earned $4.5 million in investment banking fees compared to none for the same period last year.


Southern Pacific Funding Corporation

        SPFC is a publicly traded sub-prime mortgage banking company which originates, purchases and sells high yielding, single family sub-prime mortgage loans. Substantially all of SPFC's loans are secured by first or second mortgages on owner occupied single family residences. The majority of the originated and purchased loans are made to borrowers who do not qualify for or are unwilling to obtain financing from conventional mortgage sources. As of March 31, 1998, ICII owned 9,742,500 shares of SPFC common stock, representing 47.0% of the outstanding common stock of SPFC, which, commencing with the three months ended March 31, 1997, is reflected on the Company's consolidated balance sheet as "Investment in Southern Pacific Funding Corporation" and is accounted for pursuant to the equity method of accounting.



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

        During the fourth quarter of 1997, FMC completed an initial public offering of its common stock pursuant to which ICII was a selling stockholder. As a result of the Company's participation in the public offering, the Company's percentage ownership of FMC was reduced to 38.4% from 66.67%.

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


Imperial Credit Commercial Mortgage Investment Corporation

        In October 1997, the Company completed a public offering of the common stock of ICCMIC. ICCMIC invests primarily in performing multifamily and commercial loans and mortgage-backed securities. The Company owned 3,070,000 shares or 8.9% of the outstanding common stock of ICCMIC as of March 31, 1998.


Impac Mortgage Holdings, Inc.

        Pursuant to a termination agreement entered into in December of 1997, related to the management agreement between ICAI and IMH, the Company received 2,009,310 shares of IMH common stock and certain securitization-related assets. Additionally, the Company agreed to cancel its note receivable from ICI Funding Corporation ("ICIFC"), a former subsidiary of ICII which is now known as Impac Funding Corporation and is the origination unit of IMH. The Company owned 8.5% of the outstanding common stock of IMH as of March 31, 1998.


Imperial Credit Worldwide, Ltd.

        ICW is a holding company for the Company's international finance activities and is a majority owner of Credito Imperial Argentina, a mortgage banking company conducting residential mortgage business in Argentina.

SECURITIZATION TRANSACTIONS

        During the three months ended March 31, 1998, the Company completed lease securitizations totaling $35.5 million. The Company has retained interests in loan and lease securitizations representing the excess of the total amount of loans sold in the securitization over the amounts represented by interests in the security sold to investors. The retained interests in the loan and lease securitizations were $48.8 million and $43.1 million at March 31, 1998 and December 31, 1997, respectively.

FUNDING

Lines of Credit

        Until 1995, apart from equity and debt offerings in the capital markets, the Company's primary sources of financing were warehouse lines of credit at ICII and deposits with SPB. Typically, ICII would borrow funds under its warehouse lines in connection with its wholesale loan originations and purchases, while SPB used its deposits and borrowings from the Federal Home Loan Bank of San Francisco ("FHLB") to finance its lending activities. In connection with its diversification strategy, the Company believes that lower cost financing is available through credit lines, repurchase facilities, whole loan sales and securitization programs established by IBC, SPB and AMN.

        The Company continues to rely on FDIC insured deposits generated by SPB and third party warehouse lines of credit and securitizations. At March 31, 1998, SPB had total deposits of approximately $1.3 billion (excluding deposits of ICII maintained with SPB).


        ICII and its subsidiaries had various revolving warehouse lines of credit available at March 31, 1998, as follows:

                                        INTEREST                                  INDEX
                                        --------                                  -----
                                          RATE      COMMITMENT   OUTSTANDING  (BASIS POINTS)   EXPIRATION DATE
                                          ----      ----------   -----------  --------------   ---------------
                                                             (DOLLARS IN THOUSANDS)
Greenwich Capital Financial (AMN).......   6.98%     $100,000      $ 13,848   Libor plus 135      March 9, 1999
Core States (IBC).......................   7.79        30,000         9,365   Libor plus 220    October 6, 1998
Morgan Stanley (SPB)....................   6.19       200,000       115,000   Libor plus 50     October 1, 1998
                                                     --------      --------

                                           6.37      $330,000      $138,213
                                                     ========      ========

                             RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

        Income before extraordinary item for the three months ended March 31, 1998 increased to $12.9 million or $0.32 diluted income per share compared to $11.0 million or $0.27 diluted income per share for the same period last year. Net income for the first quarter of 1998 was $12.9 million or $0.32 diluted net income per share as compared to $7.0 million or $0.17 diluted net income per share for the same period last year. Net income for the first quarter of 1997 includes an extraordinary item of $4.0 million or $0.10 per diluted share representing a loss on the Company's early retirement of debt.


RETURN ON EQUITY

        Return on equity ("ROE") based on the Company's core net income (defined as net income excluding gain on sale of SPFC stock, gain on sale of servicing rights, the restructuring provision for the Company's exit from the mortgage banking business, and the extraordinary item, net of income taxes, relating to the early retirement of debt), and excluding income taxes on the equity in net income of SFC and FMC was 19.76% for the first quarter ended March 31, 1998, as compared to ROE of 21.05% for the quarter ended March 31, 1997. The Company's strong capital position provides it with excellent opportunities to reduce risk and improve corporate performance and profitability in the future through opportunistic acquisitions and future capital redeployment opportunities.

DECONSOLIDATION OF FMC

        During the fourth quarter of 1997, the Company reduced its ownership percentage from 66.7% to 38.4% through an initial public offering of FMC common stock. The income from FMC is accounted for by the equity method of accounting beginning with the quarter ended December 31, 1997. For the three months ended March 31, 1998, the equity in net income of FMC was $2.8 million.

        As a result of the deconsolidation of FMC, gain on sale of loans, net interest income, other income and, general and administrative expenses are not comparable to the prior year. Therefore, the following income statements present gain on sale of loans, net-interest income, other income and general and administrative expenses for the Company as if FMC had been accounted for as an equity investment for all periods presented.

                                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                                  ----------------------------
                                                                                                    1998                  1997
                                                                                                  ---------          ---------
REVENUE:

     Gain on sale of loans and leases...................................................          $ 5,572            $ 8,276
                                                                                                  -------             -------
     Interest income....................................................................           53,640              45,870
     Interest expense...................................................................           27,594              25,705
                                                                                                  -------             -------
        Net interest income.............................................................           26,046              20,165
     Provision for loan and lease losses................................................            3,850               2,870
                                                                                                  -------             -------
     Net interest income after provision for loan and lease losses......................           22,196              17,295
                                                                                                  -------             -------
     Other income:
        Loan servicing income...........................................................            4,028                 640
        Equity in net income of Southern Pacific Funding Corporation....................            5,974               6,253
        Equity in net income (loss) of Franchise Mortgage Acceptance Company............            2,769              (1,860)
        Investment banking fees.........................................................            4,535                  --
        Management fees.................................................................            1,205               1,578
        Gain on sale of Southern Pacific Funding Corporation stock......................               --               4,306
        Other income....................................................................            2,150                 676
                                                                                                  -------             -------
     Total other income.................................................................           20,661              11,593
                                                                                                  -------             -------
     Total revenue......................................................................           48,429              37,164
                                                                                                  -------             -------
EXPENSES:
     Personnel expense..................................................................           16,255               8,073
     Amortization of PMSR's and OMSR's..................................................              341                  19
     Occupancy expense..................................................................            1,546                 791
     Data processing expense............................................................              495                 420
     Net (income) expenses of other real estate owned...................................             (358)                757
     General and administrative expense.................................................            9,334               7,014
                                                                                                  -------             -------
           Total expenses...............................................................           27,613              17,074
                                                                                                  -------             -------
     Income before income taxes, minority interest and extraordinary item...............           20,816              20,090
     Income taxes.......................................................................            7,824               9,058
     Minority interest in income of consolidated subsidiaries...........................               92                  --
                                                                                                  -------             -------
     Income before extraordinary item...................................................           12,900              11,032
     Extraordinary item--Loss on early extinguishment of debt, net of income taxes......               --              (3,995)
                                                                                                  -------             -------
           Net income...................................................................          $12,900             $ 7,037
                                                                                                  =======             =======

REVENUES

General

        The Company's consolidated net income for the three months ended March 31, 1998 was $12.9 million or $0.32 diluted income per share as compared to $7.0 million or $0.17 diluted income per share for the three months ended March 31, 1997. Basic consolidated income per share for the three months ended March 31, 1998 was $0.33 per share as compared to $0.18 per share for the same period last year. Consolidated net income for the three months ended March 31, 1997, includes an extraordinary loss on early extinguishment of debt of $4.0 million, or $0.10 per common share, net of income tax. The increase in net income is primarily attributable to an increase in net interest income, loan servicing income, investment banking fees and equity in the earnings of FMC. These positive factors were partially offset by an increase in total expenses and the provision for loan and lease losses. Total revenues for the Company during the first quarter ended March 31, 1998 were $48.4 million, an increase of $8.1 million or 20.2% from the $40.3 million reported for the same period in 1997.

Gain on Sale/Loan & Lease  Securitization and Sales

        Gain on sale of loans and leases decreased $3.1 million to $5.6 million during the first quarter of 1998 from $8.7 million for the same period last year. Gain on sale of loans and leases consists primarily of gains recorded upon the sale of loans and leases, net of associated expenses, and to a lesser extent, fees received on the origination of loans, and fees received for commitments to fund loans. During the quarter ended March 31, 1998, the Company sold $96.6 million of commercial and multifamily loans to ICCMIC, and securitized $35.5 million of leases originated by IBC, generating gains of $3.8 million and $1.6 million, respectively. During the quarter ended March 31, 1997, the Company securitized $97.9 million of leases acquired by IBC, generating a gain of $5.4 million. During the quarter ended March 31, 1997, the Company also sold a retained equity interest from a franchise loan securitization completed in 1996, which allowed the Company to record a gain of $3.2 million.


Total Interest Income

        For the three months ended March 31, 1998, total interest income increased to $53.6 million from $49.2 million for the three months ended March 31, 1997. The increase in total interest income is primarily attributable to an increase in the average yield on interest-earning assets. The increase in the average yield on interest-earning assets in 1998 is primarily attributable to increases in the average yields on loans held for investment and sale reflecting a more diversified and higher-yielding mix of loan products relative to 1997. The decrease in the average balance of interest-earning assets compared to 1997 is primarily due to a decrease in the average balance of loans held for sale offset by an increase in the average balance of loans held for investment. The comparison of total interest income for the three months ended March 31, 1998 and 1997 is also impacted by the deconsolidation of FMC. Excluding FMC's interest income for the three months ended March 31, 1997, total interest income would have been $45.9 million compared to actual of $49.2 million.


   Total Interest Expense

        For the three months ended March 31, 1998, total interest expense decreased to $27.6 million from $28.4 million for the three months ended March 31, 1997. The decrease in total interest expense is primarily attributable to a decrease in the average balance of interest-bearing liabilities offset by an increase in the average cost of interest-bearing liabilities. The decrease in the average balance of interest-bearing liabilities relative to 1997 resulted primarily from a decrease in the average balance of borrowings due to the deconsolidation of FMC. This decrease was partially offset by an increase in cost of interest bearing liabilities. The increase in the average cost of interest-bearing liabilities is primarily attributable to the relatively higher borrowing costs associated with the Company's Remarketed Par Securities issued during 1997. The comparison of total interest expense for the three months ended March 31, 1998 and 1997 is also impacted by the deconsolidation of FMC. Excluding FMC's interest expense for the first three months of 1997, total interest expense for the first quarter ended March 31, 1997 would have been $25.7 million compared to actual of $28.4 million.

   Provision for Loan and Lease Losses

        The provision for loan and lease losses increased to $3.9 million for the three months ended March 31, 1998, as compared to $2.9 million for the same period last year. The increase in the loan and lease loss provision for the first quarter of 1998 was primarily the result of the continuing change in the composition of the Company's investment loan portfolio to higher yielding loan products. Nonaccrual loans and leases as of March 31, 1998 decreased to $67.9 million from $70.6 million at December 31, 1997 or 4.6% and 5.4% of gross loans held for investment, respectively.

Loan Servicing Income

        Loan servicing income for the three months ended March 31, 1998, increased to $4.0 million as compared to $1.3 million for the same period last year. Loan servicing income increased primarily due to a decrease in the level of foreclosure and liquidation costs associated with the Company's former residential mortgage loan servicing portfolio and due to an increase in the average outstanding balance of loans and leases serviced for others at SPB, IBC and AMN.

Equity in Net Income of SPFC

        Equity in the net income of SPFC for the three months ended March 31, 1998 was $6.0 million as compared to $6.3 million for the same period last year, and represents the Company's share of SPFC's net income based on the Company's ownership percentage. At March 31, 1998 and December 31, 1997, the Company's ownership percentage in SPFC was 47.0%, and accordingly, the Company accounted for its investment in SPFC using the equity method.

Equity in Net Income of FMC

        Equity in the net income of FMC for the three months ended March 31, 1998 was $2.8 million as compared to $0 for the same period last year, and represents the Company's share of FMC's net income based on the Company's ownership percentage. The increase in the equity in net income of FMC is due to the difference in accounting methods used for the Company's investment in FMC at March 31, 1998 and 1997. At March 31, 1998, the Company's ownership percentage in FMC was 38.4%, and accordingly, the Company accounted for its investment in FMC using the equity method. At March 31, 1997, the Company's ownership percentage in FMC was 66.7%, and accordingly, FMC's operating results were consolidated with those of the Company.

Investment Banking Fees

        Investment banking fees were $4.5 million for the three months ended March 31, 1998, compared to $0 for the same period last year. During the fourth quarter of 1997, the Company capitalized a new subsidiary, ICG, which includes a registered broker/dealer and an asset management company offering individual and corporate investors a wide range of financial products and services. During the first quarter of 1998, ICG raised money for corporate clients through private placement debt and equity offerings generating investment banking fees of $4.5 million.

Gain on Sale of SPFC Stock

        During the three months ended March 31, 1998, the Company did not sell any shares of its common stock ownership in SPFC. During the first quarter of 1997, the Company sold 370,000 shares of SPFC common stock at $16.63 per share generating net proceeds of $6.2 million and a gain of $4.3 million.


EXPENSES

        Total expenses for the Company during the quarter ended March 31, 1998 were $27.6 million, an increase of $6.5 million from the $21.1 million reported for the same period in 1997. The increase was primarily attributable to personnel expense. Excluding total expenses for FMC from the first quarter of 1997, total expenses increased by $10.5 million for the quarter ending March 31, 1998, when compared to the same period last year. This increase also primarily resulted from personnel expense.

Personnel Expense

        Personnel expense increased to $16.3 million for the three months ended March 31, 1998 as compared to $10.7 million for the same period of the previous year. This increase was primarily the result of growth and increased activities at the Company's new business lines, including AMN, ICG, and ICCAMC .

Amortization of PMSR's and OMSR's

        Amortization of PMSR's and OMSR's increased to $341,000 for the three months ended March 31, 1998 as compared to $19,000 for the same period last year. The increase was primarily the result of an increased balance of servicing rights retained from recent loan sales and securitizations at SPB.

Occupancy Expense

        Occupancy expense increased to $1.5 million for the three months ended March 31, 1998 as compared to $907,000 for the same period of the previous year. The increase is primarily attributable to the Company's acquisition and expansion activities throughout 1997 and during the first quarter of 1998.

Net Income/Expenses of Other Real Estate Owned

        During the first quarter of 1998, the Company generated income from OREO operations of $358,000 as compared to expenses of $757,000 for the same period last year. The decrease in expenses primarily resulted from a lower level of losses and write downs related to the Company's former mortgage banking operations.

Other Expenses

        All other expenses (including data processing expense, professional services, telephone and other communications, amortization of goodwill and general and administrative expense) for the three months ended March 31, 1998 totaled $9.8 million compared to $8.8 million for the same period last year. This increase reflects the Company's acquisition and expansion activities. The comparison of other expenses for the first quarter 1998 and 1997 is also impacted by the deconsolidation of FMC. Excluding FMC's other expenses for the first quarter of 1997, total other expenses for the three months ended March 31, 1997 would have been $7.4 million compared to actual of $8.8 million.

Minority Interest in Income of Consolidated Subsidiaries

        The Company's minority interest in income of consolidated subsidiaries was $92,000 for the first quarter ended March 31, 1998 compared to $153,000 for the same period last year. The first quarter 1998 minority interest in income of consolidated subsidiaries is the result of the Company's 60% ownership in ICG. The comparison of the Company's minority interest in income of consolidated subsidiaries for the first quarter 1998 and 1997 is also impacted by the deconsolidation of FMC. Excluding the Company's minority interest in income of FMC for the three months ended March 31, 1997, total minority interest in income of consolidated subsidiaries would have been $0 compared to actual of $153,000.

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


ASSET QUALITY

Loan Loss Provision and Nonaccrual Loans and Leases

        As a result of the growth in the loan portfolio and the change in its product mix, the Company continued to add to the allowance for loan and lease losses. The provision for loan and lease losses increased $1.0 million to $3.9 million for the first quarter of 1998 from $2.9 million for the same period last year. The increase in the loan and lease loss provision for the first quarter of 1998 was primarily the result of the continuing change in the composition of the Company's investment loan portfolio to higher yielding loan products. Nonaccrual loans and leases as of March 31, 1998 decreased to $67.9 million from $70.6 million at December 31, 1997 or 4.6% and 5.4% of gross loans held for investment, respectively.

        The balance of nonaccrual loans relating to the former mortgage banking operations included $10.5 million and $6.9 million of loans for March 31, 1998 and December 31, 1997, respectively. The Company periodically reviews the allowance for loan and lease losses in connection with the overall loan and lease portfolio. Based on the Company's charge-off experience and relatively stable balance of nonaccrual loans, management believes the current balance of the allowance for loan and lease losses is sufficient in relation to the amount of risk in the loan and lease portfolio.

The Company's activity in the allowance for loan and lease losses was as follows:

                                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                                                          ------------------------------------
                                                                                1998               1997
                                                                                ----               ----
                                                                                     (IN THOUSANDS)
        BEGINNING BALANCE AS OF DECEMBER 31, 1997 AND 1996.............      $   38,047           $19,999
        Provision for loan and lease losses............................           3,850             2,870
        Business acquisitions and bulk loan purchases..................              --             4,864
        Sale of Leases.................................................              --           (2,000)
        Deconsolidation of ICIFC.......................................              --             (687)
                                                                             ----------           -------
                                                                                 41,897            25,046
                                                                             ----------           -------

        LOANS CHARGED OFF:
        Mortgage.......................................................          (1,136)            (591)
        Multifamily....................................................              --             (161)
        Commercial.....................................................              (3)             (36)
        Leases.........................................................            (443)            (677)
        Consumer.......................................................          (6,008)            (557)
                                                                             ----------           -------
        Total..........................................................          (7,590)          (2,022)
                                                                             ----------           -------

        RECOVERIES ON LOANS PREVIOUSLY CHARGED OFF:
        Mortgage.......................................................              88                61
        Multifamily....................................................             142                --
        Leases.........................................................             477               175
        Consumer.......................................................             106                50
                                                                             ----------           -------
        Total..........................................................             813               286
                                                                             ----------           -------
        Net charge-offs................................................          (6,777)          (1,736)
                                                                             ----------           -------
        ENDING BALANCE AS OF MARCH 31, 1998 AND 1997...................      $   35,120           $23,310
                                                                             ==========           =======

Loans held for investment consisted of the following at March 31, 1998 and December 31, 1997:

                                                     MARCH 31, 1998        DECEMBER 31, 1997
                                                     --------------        -----------------
                                                                (IN THOUSANDS)
Loans secured by real estate:
Single Family 1-4...............................       $  213,411              $  244,588
Multi-Family....................................           38,556                  17,261
Commercial......................................            5,639                   1,085
                                                       ----------              ----------
                                                          257,606                 262,934
Leases..........................................            6,952                   7,745
Installment loans...............................          195,591                 154,919
Franchise loans.................................           73,453                  62,219
Asset based loans...............................          528,259                 484,832
Commercial......................................          405,903                 344,882
                                                       ----------              ----------
        Total...................................        1,467,764               1,317,531
Unearned income.................................          (17,047)                 (7,850)
Deferred loan fees..............................          (10,677)                 (4,916)
                                                       ----------              ----------
        Total...................................        1,440,040               1,304,765
Allowance for loan losses.......................          (35,120)                (38,047)
                                                       ----------              ----------
        Total...................................       $1,404,920              $1,266,718
                                                       ==========              ==========

        The Company's loans held for investment are primarily comprised of first and second lien mortgages secured by residential and income producing real property in California, leases secured by equipment, asset based loans to middle market companies mainly in California, participations in commercial loan syndications and loans to experienced franchisees of nationally recognized restaurant concepts. As a result, the loan portfolio has a high concentration in the same geographic region. Although the Company has a diversified portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economy of California.

        The following table sets forth the amount of non performing assets attributable to the Company's former mortgage banking operations and to all of its other lending activities.

                                               AT MARCH 31, 1998                    AT DECEMBER 31, 1997
                                               -----------------                    --------------------
                                                            FORMER                                  FORMER
                                                            ------                                  ------
                                            ALL OTHER      MORTGAGE               ALL OTHER        MORTGAGE
                                            ---------      --------                                --------
                                             LENDING        BANKING                LENDING         BANKING
                                             -------        -------                                -------
                                            ACTIVITIES    OPERATIONS              ACTIVITIES      OPERATIONS
                                            ----------    ----------                              ----------
                                                                (DOLLARS IN THOUSANDS)
Nonaccrual loans:
        One to four family.............     $   17,300       $10,537              $   27,573        $ 6,874
        Commercial property............          9,904            --                   5,058             --
        Multi-family property..........          2,411            --                   1,837             --
        Leases and installment.........         27,752            --                  29,289             --
                                            ----------       -------              ----------        -------
Total nonaccrual loans.................         57,367        10,537                  63,757          6,874
                                            ----------       -------              ----------        -------
OREO:
        One to four family.............          8,042         1,745                   2,552          5,774
        Commercial property............             --            --                   2,526             --
        Multi-family property..........             --            --                      53             --
                                            ----------       -------              ----------        -------
Total OREO.............................          8,042         1,745                   5,131          5,774
                                            ----------       -------              ----------        -------
Loans with modified terms:
        One to four family.............             --            --                      --             --
        Commercial property............             --            --                      --             --
        Multi-family property..........             --            --                      --             --
                                            ----------       -------              ----------        -------
Total loans with modified terms........             --            --                      --             --
                                            ----------       -------              ----------        -------
Repossessed property:
        Equipment held for sale........          2,477            --                   4,437             --
        Repossessed vehicles...........          2,522            --                   4,563             --
                                            ----------       -------              ----------        -------
Total repossessed property.............          4,999            --                   9,000             --
                                            ----------       -------              ----------        -------
Total NPAs.............................     $   70,408       $12,282              $   77,888        $12,648
                                            ==========       =======              ==========        =======

Total loans and OREO...................     $1,599,998       $28,877              $1,475,920        $24,087

Total NPA's as a percentage of loans
 and OREO..............................           4.40%        42.53%                   5.27%         52.51%

              There are no loans over 90 days past due accruing interest at March 31, 1998 or December 31, 1997, respectively.

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

INFLATION

        The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with Generally Accepted Accounting Principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Inflation affects the Company primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for loans and a borrower's ability to qualify for mortgage financing in a purchase transaction may be adversely affected. During periods of decreasing interest rates borrowers are more likely to refinance their existing loans which may negatively impact the Company's investments in securitization related assets and interest-only securities.

REGULATORY MATTERS

SPB's Capital Ratios

        The following table presents SPB's actual capital ratios and the corresponding minimum and well capitalized capital ratio requirements under the
(i) California Leverage limitation, (ii) FDIC Risk-based Capital and Tier 1 Capital regulations and (iii) the FDIC Leverage ratio regulation as of March 31, 1998.

                                                                                MINIMUM                WELL CAPITALIZED
                                                        ACTUAL                REQUIREMENT                 REQUIREMENT
                                                        ------                -----------                 -----------
                                                  AMOUNT       RATIO        AMOUNT     RATIO          AMOUNT         RATIO
                                                  ------       -----        ------     -----          ------         -----
                                                                  (IN THOUSANDS EXCEPT FOR RATIO DATA)
California Leverage Limitation.................  $165,089      12.86%     $ 64,170     5.00%         $     --           --%
Risk-based Capital.............................   201,454      11.22%      143,647     8.00%          179,559        10.00%
Risk-based Tier 1 Capital......................   144,605       8.05%       71,823     4.00%          107,735         6.00%
FDIC Leverage Ratio............................   144,605       8.79%       65,809     4.00%           82,261         5.00%

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal liquidity requirements result from the need for the Company to fund mortgage loans originated or acquired for purposes of sale or investment. In addition, the Company, as a loan servicer, requires funding to make advances of delinquent principal and interest payments and escrow balances, and as basic working capital.

        SPB obtains the necessary liquidity to fund its own lending activities through deposits and, if necessary through borrowings from the FHLB. At March 31, 1998 and December 31, 1997, SPB had available lines of credit from the FHLB equal to $34.9 million and $45.8 million, respectively. The FHLB advances are secured by the investment in stock of FHLB and certain real estate loans with a carrying value of $348.8 million and $228.5 million at March 31, 1998 and December 31, 1997, respectively. The highest FHLB advance outstanding during the quarter ending March 31, 1998 was $45.0 million, with an average outstanding balance of $38.7 million. The outstanding balance of FHLB advances was $34.5 million at March 31, 1998. Since December 31, 1991, SPB has increased its deposits as necessary so that deposits, together with cash, liquid assets and FHLB borrowings have been sufficient to provide the funding for its loans held for sale and investment. SPB's deposit portfolio which consists mostly of certificate accounts increased to $1.3 billion as of March 31, 1998 as compared to $1.2 billion at December 31, 1997.

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

        The Company has an ongoing need for capital to finance its lending activities. This need is expected to increase as the volume of the Company's loan and lease originations and acquisitions increases. The Company's primary cash requirements include the funding of (i) loan and lease originations and acquisitions pending their pooling and sale, (ii) points and expenses paid in connection with the acquisition of wholesale loans, (iii) fees and expenses incurred in connection with its securitization programs, (iv) overcollateralization or reserve account requirements in connection with loans and leases pooled and sold, (v) ongoing administrative and other operating expenses, (vi) interest and principal payments under ICII's $220 million principal amount of Senior Notes due 2004 and 2007 (the "Notes") and $70.0 million of Remarketed Par Securities and (vii) the costs of the Company's warehouse credit and repurchase facilities with certain financial institutions. The Company has financed its activities through repurchase facilities, warehouse lines of credit from financial institutions, including SPB, public offerings of capital stock of ICII, SPFC and FMC, the issuance of the Notes, the issuance of convertible securities, and securitizations. The Company believes that such sources will be sufficient to fund the Company's liquidity requirements for the foreseeable future. Any future financing may involve the issuance of additional Common Stock or other securities, including securities convertible into or exercisable for Common Stock.

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

        The Company is dependent upon its ability to access warehouse credit and repurchase facilities, in addition to its ability to continue to pool and sell loans and leases in the secondary market, in order to fund new originations and purchases. The Company has warehouse lines of credit and repurchase facilities under which it had available an aggregate of approximately $191.8 million in financing at March 31, 1998. The Company expects to be able to maintain existing warehouse lines of credit and repurchase facilities (or to obtain replacement or additional financing) as current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms. To the extent that the Company is unable to arrange new warehouse lines of credit and repurchase facilities, the Company may have to curtail its loan origination and purchasing activities, which could have a material adverse effect on the Company's operations and financial position.

        The Company believes that SPB, together with liquidity available at ICII and its subsidiaries, will adequately fund the Company's lending activities. Under applicable regulations, dividends and loans from SPB to ICII and its other subsidiaries are subject to various limitations. The combination of cash from operations, loans sales and securitizations, the net proceeds received by the Company from its Senior Note offerings and its Remarketed Par Securities have allowed the Company to meet its required liquidity needs. These available sources, in addition to the proceeds received from the Company's secondary stock offering in April, 1996 and the completion of the Company's offering of SPFC stock in June, 1996 and FMC stock in November, 1997 have allowed the Company to meet its capital resource needs for at least the next 12 months.

                           PART II OTHER INFORMATION
                                ITEM 6 EXHIBIT

                       IMPERIAL CREDIT INDUSTRIES, INC.
             STATEMENT REGARDING COMPUTATION OF EARNING PER SHARE
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        QUARTER ENDED            QUARTER ENDED
                                                                       MARCH 31, 1998           MARCH 31, 1997
                                                                       --------------           --------------
Income before extraordinary items                                          $12,900                  $11,032
                                                                           -------                  -------
Extraordinary item -- Early extinguishment of debt,
        net of income taxes                                                     --                   (3,995)
                                                                           -------                  -------
Net income                                                                 $12,900                  $ 7,037
                                                                           =======                  =======

Weighted -average common shares outstanding during
        the year used to compute basic income per share                     38,745                   38,418
Assumed common shares issued on exercise of stock options                    2,037                    2,467
                                                                           -------                  -------
Number of common shares used to compute diluted income per share            40,782                   40,885
                                                                           =======                  =======

BASIC EARNINGS PER SHARE:
-------------------------
Income before extraordinary item                                           $  0.33                  $  0.29
                                                                           -------                  -------
Extraordinary item -- Loss on early extinguishment of debt,
        net of income taxes                                                     --                    (0.11)
                                                                           -------                  -------
Net income per common share                                                $  0.33                  $  0.18
                                                                           =======                  =======


DILUTED EARNINGS PER SHARE:
---------------------------
Income before extraordinary item                                           $  0.32                  $  0.27
                                                                           -------                  -------
Extraordinary item -- Loss on early extinguishment of debt,
        net of income taxes                                                     --                    (0.10)
                                                                           -------                  -------
Net Income                                                                 $  0.32                  $  0.17
                                                                           =======                  =======

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IMPERIAL CREDIT INDUSTRIES, INC.

Date:  May 15, 1998                     By: /s/ Kevin Villani
                                            -----------------
                                            Kevin Villani
                                            Executive Vice President and CFO