Form 10-K405/A
period 1997-12-31
IMPERIAL CREDIT INDUSTRIES INC
filed 1998-05-20
CIK 883811

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

(MARK ONE)                     FORM 10-K/A
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM       TO______________________

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing sales price of its Common Stock on April 30, 1998 on the Nasdaq National Market was approximately $979,370,513.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

  The number of shares of Common Stock outstanding as of April 30, 1998:
38,786,951.

             DOCUMENTS INCORPORATED BY REFERENCE (NOT APPLICABLE)

                       IMPERIAL CREDIT INDUSTRIES, INC.

                         1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                    PART I

                                                                           PAGE
                                                                           ----
   ITEM 1.  BUSINESS.....................................................    3
   ITEM 2.  PROPERTIES...................................................   40
   ITEM 3.  LEGAL PROCEEDINGS............................................   40
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   41

                                    PART II

   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             SHAREHOLDER MATTERS.........................................   42
   ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.........................   43
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...................................   46
   ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK...   70
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................   71
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE....................................  144

                                   PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........  144
   ITEM 11. EXECUTIVE COMPENSATION.......................................  146
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT..................................................  151
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............  152

                                    PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
             8-K.........................................................  169

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

Imperial Credit Worldwide,
Ltd..........................  Majority owner of Credito Imperial Argentina, a mortgage banking company conducting business in Argentina.

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

  The following table sets forth the amount of NPA's attributable to the Company's former mortgage banking operations and to all of its other lending activities:

                                                                  AT DECEMBER 31,
                   -------------------------------------------------------------------------------------------
                           1997                   1996                   1995                   1994
                   ---------------------- ---------------------- ---------------------- ---------------------
                                 FORMER                 FORMER                 FORMER                FORMER
                   ALL OTHER    MORTGAGE  ALL OTHER    MORTGAGE  ALL OTHER    MORTGAGE  ALL OTHER   MORTGAGE
                    LENDING     BANKING    LENDING     BANKING    LENDING     BANKING    LENDING    BANKING
                   ACTIVITIES  OPERATIONS ACTIVITIES  OPERATIONS ACTIVITIES  OPERATIONS ACTIVITIES OPERATIONS
                   ----------  ---------- ----------  ---------- ----------  ---------- ---------- ----------
                                                              (DOLLARS IN THOUSANDS)
Nonaccrual loans:
 One to four
 family..........  $   27,573   $ 6,874   $   24,711   $19,928   $    2,652   $ 20,990   $  4,012  $    5,697
 Commercial
 property........       5,058       --         3,052       --         1,824        --       2,201         --
 Multi-family
 property........       1,837       --         1,421       --         5,522        --       1,195         --
 Leases and
 installment.....      29,289       --           997       --           --         --         --          --
                   ----------   -------   ----------   -------   ----------   --------   --------  ----------
Total nonaccrual
loans............      63,757     6,874       30,181    19,928        9,998     20,990      7,408       5,697
                   ----------   -------   ----------   -------   ----------   --------   --------  ----------
OREO:
 One to four
 family..........       2,552     5,774        6,639     3,508        1,937      4,173      1,217       1,277
 Commercial
 property........       2,526       --         1,200       --           211        --         445         --
 Multi-family
 property........          53       --           867       --           858        --         329         --
                   ----------   -------   ----------   -------   ----------   --------   --------  ----------
Total OREO.......       5,131     5,774        8,706     3,508        3,006      4,173      1,991       1,277
                   ----------   -------   ----------   -------   ----------   --------   --------  ----------
Loans with
modified terms:
 One to four
 family..........         --        --           800       --           870        --          76         --
 Commercial
 property........         --        --           456       --           --         --         --          --
 Multi-family
 property........         --        --           --        --           --         --         --          --
                   ----------   -------   ----------   -------   ----------   --------   --------  ----------
Total loans with
modified terms...         --        --         1,256       --           870        --          76         --
                   ----------   -------   ----------   -------   ----------   --------   --------  ----------
Repossessed
property:
 Equipment held
 for sale........       4,437       --           --        --           --         --         --          --
 Repossessed
 vehicles........       4,563       --           --        --           --         --         --          --
                   ----------   -------   ----------   -------   ----------   --------   --------  ----------
Total repossessed
property.........       9,000       --           --        --           --         --         --          --
                   ----------   -------   ----------   -------   ----------   --------   --------  ----------
Total NPAs.......  $   77,888   $12,648   $   40,143   $23,436   $   13,874   $ 25,163   $  9,475  $    6,974
                   ==========   =======   ==========   =======   ==========   ========   ========  ==========
Total loans and
OREO.............  $1,475,920   $24,087   $2,012,704   $40,955   $1,168,783   $869,463   $216,555  $1,094,144
Total NPA's as a
percentage of
loans and OREO...        5.27%    52.51%        1.99%    57.22%        1.19%      2.89%      4.38%       0.64%
                           1993
                   ----------------------
                                FORMER
                   ALL OTHER   MORTGAGE
                    LENDING    BANKING
                   ACTIVITIES OPERATIONS
                   ---------- -----------
Nonaccrual loans:
 One to four
 family..........   $  1,124  $    1,198
 Commercial
 property........      1,481         --
 Multi-family
 property........      1,136         --
 Leases and
 installment.....        --          --
                   ---------- -----------
Total nonaccrual
loans............      3,741       1,198
                   ---------- -----------
OREO:
 One to four
 family..........        189       2,148
 Commercial
 property........        358         --
 Multi-family
 property........        781         --
                   ---------- -----------
Total OREO.......      1,328       2,148
                   ---------- -----------
Loans with
modified terms:
 One to four
 family..........         47         --
 Commercial
 property........        702         --
 Multi-family
 property........        871         --
                   ---------- -----------
Total loans with
modified terms...      1,620         --
                   ---------- -----------
Repossessed
property:
 Equipment held
 for sale........        --          --
 Repossessed
 vehicles........        --          --
                   ---------- -----------
Total repossessed
property.........        --          --
                   ---------- -----------
Total NPAs.......   $  6,689  $    3,346
                   ========== ===========
Total loans and
OREO.............   $120,606  $1,281,313
Total NPA's as a
percentage of
loans and OREO...       5.55%       0.26%

  The following table summarizes certain information regarding the Company's allowance for loan losses and losses on OREO:

                                               YEARS ENDED DECEMBER 31,
                                      -----------------------------------------
                                       1997     1996     1995     1994    1993
                                      -------  -------  -------  ------  ------
                                                 (IN THOUSANDS)
Allowance at beginning of period....  $19,999  $13,729  $ 7,054  $3,255  $1,995
Provision for loan and lease losses.   38,951    9,773    5,450   5,150   2,350
Business acquisitions and bulk loan
 purchases..........................   11,161    4,500    4,320     --      --
Sale of leases......................     (900)     --       --      --      --
Deconsolidation of ICIFC............     (687)     --       --      --      --
Loans charged off...................  (31,053)  (8,326)  (3,106) (1,436) (1,124)
Recoveries on loans previously
 charged off........................      576      323       11      85      34
                                      -------  -------  -------  ------  ------
Net charge-offs.....................  (30,477)  (8,003)  (3,095) (1,351) (1,090)
                                      -------  -------  -------  ------  ------
Allowance at end of period..........  $38,047  $19,999  $13,729  $7,054  $3,255
                                      =======  =======  =======  ======  ======
OREO losses:
  OREO writedowns...................  $ 2,074  $ 3,252  $ 2,085  $  369  $  406
  Loss (gain) on sale of OREO.......    4,453    2,842     (957)   (119)    (62)
                                      -------  -------  -------  ------  ------
    Total OREO losses...............  $ 6,527  $ 6,094  $ 1,128  $  250  $  344
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

  The following table sets forth the securitizations effected by the Company since inception:

                                                                    PRINCIPAL
                                                                     AMOUNT
 ISSUE DATE                      ISSUANCE NAME                     SECURITIZED
 ----------                      -------------                    -------------
                                                                  (IN MILLIONS)
 December 1994  Prudential Securities 1994-6...................     $   45.5
 March 1995     Prudential Securities 1995-1...................         95.5
 June 1995      Southern Pacific Secured Assets Corp. ("SPSAC")
                 1995-1........................................         55.3
 August 1995    Second delivery of SPSAC 1995-1................         20.0
 August 1995    Donaldson, Lufkin & Jenrette ("DLJ") 1995-4....        290.9
 September 1995 SPSAC 1995-2...................................        261.7
 November 1995  DLJ 1995-5.....................................         98.3
 November 1995  Second delivery of SPSAC 1995-2................         28.0
 December 1995  Third delivery of SPSAC 1995-2.................          2.3
 December 1995  Franchise Loan Receivables Trust ("FLRT") 1995-
                 B.............................................        105.2
 March 1996     SPSAC 1996-1...................................        102.4
 June 1996      SPSAC 1996-2...................................        130.0
 June 1996      FLRT 1996-A....................................        167.4
 July 1996      Second delivery of SPSAC 1996-2................         40.0
 August 1996    SPSAC 1996-3...................................        150.0
 September 1996 Southern Pacific Thrift and Loan 1996 C-1......        277.0
 October 1996   Second delivery of SPSAC 1996-3................         50.0
 December 1996  SPSAC 1996-4...................................        185.0
 December 1996  FLRT 1996-B....................................        157.7
 March 1997     IBCI 1997-1....................................         84.6
 June 1997      Southern Pacific Thrift and Loan 1997 C-1......        203.1
 June 1997      FMAC 1997-A....................................        158.6
 September 1997 FMAC 1997-B....................................        185.2
 December 1997  AMN 1997.......................................        158.6
                                                                    --------
                Total(1).......................................     $3,052.3
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

Index to Southern Pacific Funding Corporation Consolidated Financial
 Statements............................................................... 124

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

                        IMPERIAL CREDIT INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                            1997         1996         1995
                                         -----------  -----------  -----------
                                                   (IN THOUSANDS)
Cash flows from operating activities:
  Net income............................ $    85,921  $    75,984  $    14,193
  Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:
    Provision for loan and lease losses.      38,951        9,773        5,450
    Recovery for operational losses.....         --           --        (1,819)
    Restructuring Provision.............         --         3,800          --
    Loss on restructuring of
     Dabney/Resnick/Imperial, LLC.......       3,709          --           --
    Provision for loss on repurchase of
     former mortgage banking loans......       5,400          --           --
    Depreciation........................       4,523        3,483        2,657
    Amortization of goodwill............      23,260        1,875          321
    Amortization of PMSR's and OMSR's...       3,089        1,121        3,986
    Accretion of discount...............      (2,678)      (8,350)      (2,608)
    Gain on sale of servicing rights....         --        (7,591)      (3,578)
    Gain on sale of loans and leases....     (67,723)     (88,156)     (39,557)
    Gains on sale of SPFC stock.........      (9,488)     (82,690)         --
    Gain on sale of FMC stock...........     (92,137)         --           --
    Gain on sale of IMH stock...........     (11,496)         --           --
    Gain on termination of REIT advisory
     agreement..........................     (19,046)         --           --
    Equity in net earnings of SPFC......     (25,869)         --           --
    Equity in net loss of FMC...........       3,050          --           --
    Loss on sale of OREO................       4,453        2,843          --
    Loss on sale of securities..........         936          --           --
    Writedowns of capitalized excess
     servicing..........................         --         4,675          --
    Writedowns of fixed assets..........         --           886          --
    Stock option compensation expense...         --           --           653
    Writedowns on other real estate
     owned..............................         892        3,252        2,085
    Provision for deferred income taxes.       6,191       22,104        2,120
    Originations of loans held for sale.  (1,232,100)  (1,939,200)  (2,813,378)
    Purchases of loans held for sale....         --           --      (159,122)
    Purchase of trading securities......    (126,083)     (25,180)         --
    Sales of trading securities.........      48,369          --           --
    Sales and collections on loans held
     for sale...........................   1,309,323    2,159,055    1,923,733
    Net change in accrued interest
     receivable.........................        (311)      (3,683)      (4,247)
    Net change in retained interest in
     loan and lease securitizations.....         --       (21,481)     (14,012)
    Net change in capitalized excess
     servicing..........................         --        33,234      (37,500)
    Net change in other assets..........      78,528     (210,969)     (51,644)
    Net change in other liabilities.....      28,063       33,953       (1,436)
                                         -----------  -----------  -----------
  Net cash provided by (used in)
   operating activities.................      57,727      (31,262)  (1,173,703)
                                         -----------  -----------  -----------

                        IMPERIAL CREDIT INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                 YEARS ENDED DECEMBER 31,
                                              --------------------------------
                                                1997       1996        1995
                                              ---------  ---------  ----------
                                                      (IN THOUSANDS)
Cash flows from investing activities:
  Net (increase) decrease in interest bearing
   deposits..................................  (100,369)   264,407    (257,176)
  Purchase of servicing rights...............       --         --       (8,128)
  Proceeds from sale of servicing rights.....     2,213     10,011      12,815
  Proceeds from sale of other real estate
   owned.....................................    21,171      1,202       7,072
  Purchase of securities available for sale..   (42,938)   (48,553)        --
  Sales of securities available for sale.....     5,404        --          --
  Net change in loans held for investment....  (206,172)   (27,651)    566,693
  Purchases of premises and equipment........    (6,839)    (5,442)     (1,367)
  Proceeds from sale of SPFC stock...........    13,707     64,625         --
  Proceeds from sale of FMC stock............    59,731        --          --
  Proceeds from sale of IMH stock............    11,950        --          --
  Purchases of Federal Home Loan Bank stock..    (3,634)    (7,652)     (3,933)
  Redemption of stock in Federal Home Loan
   Bank .....................................    15,140     13,250         --
  Cash utilized for acquisitions.............  (124,488)   (20,020)   (175,015)
                                              ---------  ---------  ----------
Net cash (used in) provided by investing
 activities..................................  (355,124)   244,177     140,961
                                              ---------  ---------  ----------
Cash flows from financing activities:
  Net increase (decrease) in deposits........ $  86,838  $ (23,805) $  158,369
  Net increase (decrease) in borrowings from
   Imperial Bank.............................       --      (5,000)      5,000
  Advances from Federal Home Loan Bank.......    50,000    434,000     347,000
  Repayments of advances from Federal Home
   Loan Bank.................................  (145,500)  (483,500)   (452,000)
  Proceeds from issuance of convertible
   subordinated debentures...................       --      72,162         --
  Net change in other borrowings.............   143,505   (181,463)    875,815
  Issuance of bonds..........................       --         --      111,995
  Repayment of bonds.........................       --    (111,995)        --
  Proceeds from issuance of Senior Notes due
   2007......................................   194,500        --          --
  Proceeds from issuance of Remarketed Par
   Securities................................    68,075        --          --
  Repayments of Senior Notes due 2004........   (73,241)       --          --
  Proceeds from resale of Senior Notes due
   2004......................................       --       7,384         --
  Proceeds from issuance of common stock.....       --      59,228         --
  Net change in minority interest............   (51,762)    53,484         --
  Proceeds from exercise of stock options....     1,332      1,671         825
                                              ---------  ---------  ----------
Net cash provided by (used in) financing
 activities..................................   273,747   (177,834)  1,047,004
Net change in cash...........................   (23,650)    35,081      14,262
Cash at beginning of year....................    74,247     39,166      24,904
                                              ---------  ---------  ----------
Cash at end of year.......................... $  50,597  $  74,247  $   39,166
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

  The following information supplements the statement of cash flows:

                                                     YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1997      1996     1995
                                                    --------  -------- --------
                                                          (IN THOUSANDS)
Cash paid during the period for:
  Interest......................................... $119,144  $134,251 $ 93,223
  Income taxes.....................................   24,611    24,134    8,283
Significant non-cash activities:
  Loans transferred from held for investment to
   held for sale...................................      --        --   505,037
  Loans transferred to OREO or repossessed assets..   29,359    14,203   12,302
  Loans transferred from held for sale to held for
   investment......................................   37,007   197,141   83,398
  Loans to facilitate the sale of OREO.............    2,347     1,871    1,315
  Retained interest in loan and lease
   securitizations capitalized.....................   23,592     6,908   14,002
  Transfer of securities from available for sale to
   trading.........................................   15,178       --       --
  Securities received in consideration of IMH
   Termination Agreement...........................   48,167       --       --
  Cancellation of note receivable from ICIFC in
   consideration of IMH Termination Agreement......   29,121       --       --
  Change in unrealized gain on securities available
   for sale........................................   (3,084)    1,799    3,211
Deconsolidation of SPFC, ICIFC and FMAC:
  Decrease in loans held for sale..................  768,025       --       --
  Decrease in interest only and residual
   certificates....................................   87,017       --       --
  Decrease in retained interest in loan
   securitizations.................................   30,035       --       --
  Decrease in capitalized excess servicing.........   23,142       --       --
  Decrease in accrued interest receivable..........    5,026       --       --
  Decrease in other borrowings.....................  693,016       --       --
  Decrease in convertible subordinated debt........   75,000       --       --
Purchase of Auto Marketing Network:
  Assets acquired, including goodwill of $20,770... $ 82,484  $    --  $    --
  Liabilities assumed..............................   81,734       --       --
                                                    --------  -------- --------
  Cash paid........................................ $    750  $    --  $    --
                                                    ========  ======== ========
Purchase of PrinCap Mortgage Warehouse, Inc.
 assets:
  Assets acquired, including goodwill of $6,800.... $123,767  $    --  $    --
  Liabilities assumed..............................       29       --       --
                                                    --------  -------- --------
  Cash paid........................................ $123,738  $    --  $    --
                                                    ========  ======== ========

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

                                                     1997      1996      1995
                                                   --------  --------  --------
                                                      (DOLLARS IN
                                                      THOUSANDS)
     Balance at year end.......................... $ 45,000  $140,500  $190,000
     Maximum outstanding at any month end.........  109,500   338,000   435,000
     Average balance during the year..............   56,761   188,765   292,000
     Weighted average rate during the year........     5.82%     6.10%     6.26%
     Weighted average rate at year end............     6.71%     6.30%     6.10%

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

28. SELECTED FINANCIAL INFORMATION OF SOUTHERN PACIFIC BANK AND SOUTHERN PACIFIC FUNDING CORPORATION

The following represents summarized financial information with respect to the operations of SPB, a significant wholly-owned subsidiary of ICII.

                                                  AS OF AND FOR THE YEAR ENDED
                                                          DECEMBER 31,
                                                --------------------------------
              SOUTHERN PACIFIC BANK                1997       1996       1995
              ---------------------             ---------- ---------- ----------
                                                         (IN THOUSANDS)
   Total assets................................ $1,503,807 $1,384,008 $1,432,554
   Deposits....................................  1,189,841  1,072,266  1,093,250
   Borrowings from Federal Home Loan Bank......     45,000    140,500    190,000
   Other borrowings............................     80,000        --         --
   Stockholders' equity........................    157,081    144,798    126,599
   Interest income.............................    153,824    131,184    103,112
   Interest expense............................     80,453     73,141     70,819
   Noninterest income..........................     34,636     15,149     17,790
   Noninterest expense.........................     39,768     21,846     13,942
   Provision for loan losses...................     14,900      8,938      5,450
   Income before taxes.........................     53,339     42,408     30,691
   Net income..................................     30,824     24,399     17,753

                       IMPERIAL CREDIT INDUSTRIES, INC.

The following represents summarized financial information with respect to the operations of SPFC, in which the Company has a significant equity investment. SPFC is a publicly traded sub-prime mortgage banking company, that is subject to the reporting requirements of the United States Securities and Exchange Commission.

                                                       AS OF AND FOR THE YEAR
                                                         ENDED DECEMBER 31,
                                                     --------------------------
         SOUTHERN PACIFIC FUNDING CORPORATION          1997     1996     1995
         ------------------------------------        -------- -------- --------
                                                           (IN THOUSANDS)
   Total assets..................................... $589,345 $340,377 $120,405
   Interest-only and residual certificates..........  277,156   87,017   25,659
   Long term debt...................................  175,000   75,000      --
   Stockholders' equity.............................  139,155   85,086   12,889
   Gain on sale of loans............................  148,404   55,361   16,329
   Interest income..................................   39,307   13,849    4,305
   Interest expense.................................   27,613    7,800    3,414
   Noninterest income...............................    1,634    4,265    1,667
   Noninterest expense..............................   69,714   17,596    6,344
   Income before taxes..............................   92,018   48,079   12,543
   Net income.......................................   53,775   27,632    7,337

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

                      SOUTHERN PACIFIC FUNDING CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report............................................... 125
Consolidated Balance Sheets................................................ 126
Consolidated Statements of Earnings........................................ 127
Consolidated Statements of Changes in Shareholders' Equity................. 128
Consolidated Statements of Cash Flows...................................... 129
Notes to Consolidated Financial Statements................................. 130

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

                      SOUTHERN PACIFIC FUNDING CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                              COMMON STOCK
                         ----------------------- CONTRIBUTED TRANSLATION  RETAINED    SHAREHOLDERS'
                           SHARES      AMOUNT      CAPITAL   ADJUSTMENT   EARNINGS       EQUITY
                         ----------  ----------- ----------- ----------- -----------  -------------
Balance, December 31,
 1994................... 15,562,500  $       --   $789,591     $   --    $ 4,761,693  $  5,551,284
Net earnings, 1995......        --           --        --          --      7,337,435     7,337,435
                         ----------  -----------  --------     -------   -----------  ------------
Balance, December 31,
 1995................... 15,562,500          --    789,591         --     12,099,128    12,888,719
Effect of contribution
 transaction............        --           --   (542,091)        --     (8,690,483)   (9,232,574)
Proceeds from initial
 public offering of
 5,175,000 shares of
 common stock, net of
 offering expenses of
 $4,810,911.............  5,175,000   53,798,099       --          --            --     53,798,099
Net earnings, 1996......        --           --        --          --     27,631,989    27,631,989
                         ----------  -----------  --------     -------   -----------  ------------
Balance, December 31,
 1996................... 20,737,500   53,798,099   247,500         --     31,040,634    85,086,233
Exercise of stock
 options for 22,950
 shares of common stock.     22,950      302,523       --          --            --        302,523
Translation adjustment..        --           --        --       (8,745)          --         (8,745)
Net earnings, 1997......        --           --        --          --     53,774,896    53,774,896
                         ----------  -----------  --------     -------   -----------  ------------
Balance, December 31,
 1997................... 20,760,450  $54,100,622  $247,500     $(8,745)  $84,815,530  $139,154,907
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

 Goodwill

  Goodwill, which represents the excess of purchases price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. (See Note 12).

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

4. PREMISES AND EQUIPMENT

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

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

  The methodology and assumptions utilized to estimate the fair value of the Company's financial instruments, including the off balance sheet instruments disclosed in Note 13, are as follows:

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

6. RELATED PARTY TRANSACTIONS

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

                     SOUTHERN PACIFIC FUNDING CORPORATION

  In March 1994, ICII assumed the role of loan servicer for a servicing fee of approximately $7.50 per loan per month, so that the Company could complete its first securitization. In September 1995, the Company began to utilize the services of Advanta, an independent loan servicer, as the master servicer. Fees charged by Advanta are $25 per loan and 37.5 basis points per annum on the declining principal balance of each loan serviced, paid monthly, respectively, which fees are higher than those previously paid to ICII due to the additional collection activities performed by Advanta.

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

7. LONG TERM OBLIGATIONS

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

8. INCOME TAXES

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

9. EMPLOYEE BENEFIT PLANS

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

10. STOCK OPTIONS

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

11. SHORT TERM BORROWINGS

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

12. ACQUISITIONS

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

  In May 1997, the Company purchased certain assets of a diversified financial services company in exchange for a $3,800,000 note payable (see Note 7). The amount in excess of the fair value of the net assets acquired was $2,320,884 which has been recorded as goodwill in the accompanying financial statements. In addition, the Company acquired interest-only and residual certificates for cash of $3.8 million.

  In December 1997, the Company purchased the loan servicing operation of NAMC for $400,000. The Company acquired NAMC's servicing operations assets and retained its loan servicing employees.

13. LOAN SERVICING

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

14. COMMITMENTS AND CONTINGENCIES

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

15. CONSOLIDATING CONDENSED FINANCIAL INFORMATION

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

                          SUMMARY COMPENSATION TABLE

                                                                     LONG TERM
                                                                    COMPENSATION
                               ANNUAL COMPENSATION                     AWARDS
                             ------------------------               ------------
                             FISCAL                   OTHER ANNUAL    OPTIONS
NAME AND PRINCIPAL POSITION   YEAR   SALARY   BONUS   COMPENSATION    GRANTED
---------------------------  ------ -------- -------- ------------  ------------
H. Wayne Snavely...........   1997  $450,000 $700,000   $29,082(1)        --
 President, Chief Executive   1996   300,000  700,000    28,564(1)    400,000(2)
 Officer and Chairman         1995   300,000  252,603    32,960(1)        --
Kevin E. Villani...........   1997   300,000  266,666    17,082(3)     50,000(2)
 Executive Vice President
  and                         1996   200,000  200,000    12,986(3)     84,000(2)
 Chief Financial Officer      1995    59,103   25,000     2,295(3)     66,000(2)
Stephen J. Shugerman.......   1997   250,000  501,000    21,882(4)        --
 President of SPB             1996   200,000  400,000    20,963(4)    100,000(2)
                              1995   200,000  166,027    16,372(4)        --
Irwin L. Gubman............   1997   200,000  200,000    16,852(5)     70,000(2)
 General Counsel and          1996    50,000   30,000       750(5)     30,000(2)
 Secretary                    1995       --       --        --            --
Joseph Parise..............   1997   141,667  175,000     2,911(6)     40,000(2)
 Managing Director of         1996    45,032   26,000       --         20,000(2)
 Capital Markets              1995       --       --        --            --

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

Date: May 19, 1998

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

                NAME                             TITLE                  DATE
                ----                             -----                  ----
      /s/ H. Wayne Snavely           Chairman of the Board,         May 19, 1998
____________________________________  President and Chief
         (H. Wayne Snavely)           Executive Officer and
                                      Director (Principal
                                      Executive Officer)

    /s/ Joseph R. Tomkinson          Director                       May 19, 1998
____________________________________
       (Joseph R. Tomkinson)

      /s/ Kevin E. Villani           Executive Vice President       May 19, 1998
____________________________________  Chief Financial Officer
         (Kevin E. Villani)           (Principal Financial
                                      Officer and Principal
                                      Accounting Officer) and
                                      Director

    /s/ Stephen J. Shugerman         Director                       May 19, 1998
____________________________________
       (Stephen J. Shugerman)

                NAME                             TITLE                  DATE
                ----                             -----                  ----
   /s/ Robert S. Muehlenbeck         Director                       May 19, 1998
____________________________________
      (Robert S. Muehlenbeck)

  /s/ G. Louis Graziadio, III        Director                       May 19, 1998
____________________________________
     (G. Louis Graziadio, III)

      /s/ Perry A. Lerner            Director                       May 19, 1998
____________________________________
         (Perry A. Lerner)

/s/ James Clayburn LaForce, Jr.      Director                       May 19, 1998
____________________________________
   (James Clayburn LaForce, Jr.)

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
   10.13(S)   Form of Lease Agreement dated January 2, 1992, as amended.
   10.14***   Contribution Agreement among the Registrant, Impac Mortgage
               Holdings, Inc. ("IMH"), Southern Pacific Bank, ICI Funding
               Corporation("ICIFC") and Imperial Warehouse Lending Group, Inc.
               dated as of November 20, 1995.
   10.15***   Non-Competition Agreement between the Registrant and IMH dated as of November 20, 1995.
   10.16***   Right of First Refusal Agreement among the Registrant, IMH and
               ICIFC dated as of November 20, 1995.
   10.17***   Tax Agreement between the Registrant and IMH dated as of November
               20, 1995.
   10.18***   Services Agreement between the Registrant and IMH dated as of
               November 20, 1995.
   10.19***   Submanagement Agreement between the Registrant and ICAI dated as of November 20, 1995.
   10.20****  Employment agreement dated as of January 1, 1997 by and between
               Registrant and H. Wayne Snavely.
   10.21****  Employment agreement dated as of January 1, 1997 by and between
               Registrant and Kevin E. Villani.
   10.22****  Employment agreement dated as of January 1, 1997 by and between
               Registrant and Stephen J. Shugerman.
   10.23****  Registration Rights Agreement dated as of August 26, 1997, by and among Registrant, FLRT, Inc. and Franchise Mortgage Acceptance
               Company.
   10.24****  Registration Rights Agreement dated as of October 17, 1996, by and between Registrant and Southern Pacific Funding Corporation.
   10.25****  Registration Rights Agreement dated as of December 29, 1997, by and between ICAI and IMH.
   10.26****  Termination Agreement dated as of December 19, 1997, by and between ICAI and IMH.
   10.27****  Promissory Note Secured by Stock Pledge and Deed of Trust dated as of October 21, 1997, between Registrant and H. Wayne Snavely.
   10.28****  Promissory Note Secured by Stock Pledge and Deed of Trust dated as of October 21, 1997, between Registrant and Kevin E. Villani.
  11****      Statement Regarding Computation of Earnings Per Share.
  21****      Subsidiaries of Registrant.
  23.1.1      Independent auditors' consent.
  24          Power of Attorney (included on signature page of Form 10-K).
  27.1        Financial Data Schedules for December 31, 1997 and 1996.
  27.2        Financial Data Schedule for December 31, 1995.

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

**** Previously filed on Registrant's Form 10-K405 for the year ended December
     31, 1997.