Form 10-Q
period 1998-06-30
IMPERIAL CREDIT INDUSTRIES INC
filed 1998-08-14
CIK 883811

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                        COMMISSION FILE NUMBER: 0-19861


                       IMPERIAL CREDIT INDUSTRIES, INC.


                  CALIFORNIA                          95-4054791
                  ----------                          ----------
       (STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)          IDENTIFICATION NUMBER)


               23550 HAWTHORNE BOULEVARD, BUILDING 1, SUITE 110
                          TORRANCE, CALIFORNIA  90505
                                (310) 791-8020


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:


                 CLASS               SHARES OUTSTANDING AT JULY 31, 1998
                 -----               -----------------------------------
      Common Stock, no par value                 38,897,473

================================================================================

                        IMPERIAL CREDIT INDUSTRIES, INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

ITEM 1.  FINANCIAL STATEMENTS                                                                        PAGE
         --------------------                                                                        ----
             Consolidated Balance Sheets--June 30, 1998 and December 31, 1997.....................      2
             Consolidated Statements of Income - Three and six months ended June 30, 1998 and 1997      3
             Consolidated Statements of Cash Flows - Six months ended June 30, 1998 and 1997......      4
             Consolidated Statement of Changes in Shareholders' Equity
             -- Six months ended June 30, 1998....................................................      5
             Notes to Consolidated Financial Statements...........................................      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....     14
         -------------------------------------------------------------------------------------

                          PART II -- OTHER INFORMATION
                          ----------------------------

ITEM 1.      Legal Proceedings....................................................................     31
ITEM 2.      Changes in Securities................................................................     31
ITEM 3.      Defaults Upon Senior Securities......................................................     31
ITEM 4.      Submission of Matters to a Vote of Security Holders..................................     31
ITEM 5.      Other information....................................................................  31-32
ITEM 6.      Exhibit -- Statement Regarding Computation of Earnings Per Share.....................     33
             Signatures...........................................................................     34

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

                          ITEM 1. FINANCIAL STATEMENTS
                        IMPERIAL CREDIT INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     JUNE 30,          DECEMBER 31,
                                                                                    ----------         ------------
                                                                                       1998                1997
                                                                                    ----------          ----------
                                  ASSETS

Cash......................................................................          $  155,306          $   50,597
Interest bearing deposits.................................................              13,931             103,738
Investment in Federal Home Loan Bank stock................................               4,795               5,646
Securities held for trading, at market....................................              70,529             120,904
Securities available for sale, at market..................................             111,242             107,727
Loans and leases held for sale............................................             178,860             162,571
Loans and leases held for investment, net.................................           1,587,485           1,266,718
Purchased and originated servicing rights.................................               5,114               4,731
Retained interest in loan and lease securitizations.......................              53,216              43,105
Accrued interest receivable...............................................              13,009               9,132
Premises and equipment, net...............................................               9,693               9,513
Other real estate owned, net..............................................               7,322              10,905
Goodwill..................................................................              34,290              35,607
Investment in Southern Pacific Funding Corporation........................              78,042              65,303
Investment in Franchise Mortgage Acceptance Company.......................              59,685              53,099
Other assets..............................................................              33,043              52,798
                                                                                    ----------          ----------
   Total assets...........................................................          $2,415,562          $2,102,094
                                                                                    ==========          ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits..................................................................          $1,514,805           $1,156,022
Borrowings from Federal Home Loan Bank....................................              20,000               45,000
Other borrowings..........................................................             119,253              144,841
Remarketed Par Securities.................................................              70,000               70,000
Senior Notes..............................................................             219,835              219,813
Accrued interest payable..................................................              22,972               21,484
Accrued income taxes payable..............................................              67,540               60,528
Minority interest in consolidated subsidiaries............................               2,928                3,174
Other liabilities.........................................................              34,824               57,299
                                                                                    ----------           ----------
   Total liabilities......................................................           2,072,157            1,778,161
                                                                                    ----------           ----------

Shareholders' equity:
Preferred stock, 8,000,000 shares authorized; none issued or outstanding..                  --                   --
Common stock, no par value. Authorized 80,000,000 shares; 38,619,351 and 38,791,439 shares issued and outstanding at June 30, 1998 and
   December 31, 1997, respectively........................................             142,169              147,109
Retained earnings.........................................................             204,060              174,898
Accumulated other comprehensive income:
      unrealized (loss) gain on securities available for sale, net........              (2,824)               1,926
                                                                                    ----------           ----------
   Total shareholders' equity.............................................             343,405              323,933
                                                                                    ----------           ----------
   Total liabilities and shareholders' equity.............................          $2,415,562           $2,102,094
                                                                                    ==========           ==========

          See accompanying notes to consolidated financial statements

                        IMPERIAL CREDIT INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                          ---------------------------   ---------------------------
                                                                              1998           1997           1998           1997
                                                                          ------------   ------------   ------------   ------------
Revenue:
  Gain on sale of loans and leases.....................................      $ 3,273        $28,558       $  8,845       $ 37,224
                                                                             -------        -------       --------       --------

  Interest on loans and leases.........................................       53,128         53,512         98,664         96,442
  Interest on investments..............................................        4,063          1,129          9,035          6,754
  Interest on other finance activities.................................        2,673            734          5,804          1,391
                                                                             -------        -------       --------       --------
     Total interest income.............................................       59,864         55,375        113,503        104,587
  Interest on deposits.................................................       19,911         17,082         38,198         34,084
  Interest on other borrowings.........................................        2,385          8,486          4,139         15,104
  Interest on long term debt...........................................        7,555          6,084         15,109         10,868
                                                                             -------        -------       --------       --------
     Total interest expense............................................       29,851         31,652         57,446         60,056
                                                                             -------        -------       --------       --------
     Net interest income...............................................       30,013         23,723         56,057         44,531
  Provision for loan and lease losses..................................        3,450          5,736          7,300          8,606
                                                                             -------        -------       --------       --------
  Net interest income after provision for loan and lease losses........       26,563         17,987         48,757         35,925
                                                                             -------        -------       --------       --------
  Loan servicing income................................................        4,055          2,170          8,083          3,450
  Gain (loss) on sale of securities....................................            6             --              6           (403)
  Equity in net income of Southern Pacific Funding Corporation.........        6,764          6,678         12,739         12,931
  Equity in net income of Franchise Mortgage Acceptance Company........        3,817             --          6,586             --
  Investment banking fees..............................................        6,433             --         10,968             --
  Asset management fees................................................        1,575          1,237          2,780          2,816
  Gain on sale of Southern Pacific Funding Corporation stock...........           --             --             --          4,306
  Other income.........................................................        2,226            875          4,374          1,551
                                                                             -------        -------       --------       --------
     Total other income................................................       24,876         10,960         45,536         24,651
                                                                             -------        -------       --------       --------
  Total revenue........................................................       54,712         57,505        103,138         97,800
                                                                             -------        -------       --------       --------
Expenses:
  Personnel expense....................................................       15,519         12,433         31,773         23,104
  Amortization of servicing rights.....................................          360            206            701            225
  Occupancy expense....................................................        1,482            983          3,028          1,890
  Data processing expense..............................................          410            378            903            805
  Net expense (income) of other real estate owned......................          288          3,480            (71)         4,237
  Professional services................................................        2,534          3,615          5,289          6,203
  FDIC insurance premiums..............................................          321             --            321             --
  Telephone and other communications...................................          867            754          1,624          1,183
  Amortization of Goodwill.............................................          654            897          1,317          1,497
  General and administrative expense...................................        6,513          6,318         11,673         11,054
                                                                             -------        -------       --------       --------
     Total expenses....................................................       28,948         29,064         56,558         50,198
                                                                             -------        -------       --------       --------
  Income before income taxes, minority interest and
    extraordinary item.................................................       25,764         28,441         46,580         47,602
  Income taxes.........................................................        9,360          9,866         17,184         17,843
  Minority interest in income of consolidated subsidiaries.............          142          4,502            234          4,654
                                                                             -------        -------       --------       --------
  Income before extraordinary item.....................................       16,262         14,073         29,162         25,105
  Extraordinary item--Loss on early extinguishment of
    debt, net of income taxes..........................................           --             --             --         (3,995)
                                                                             -------        -------       --------       --------
     Net income........................................................      $16,262        $14,073       $ 29,162       $ 21,110
                                                                             =======        =======       ========       ========

Basic income per share:
  Income before extraordinary item.....................................      $  0.42        $  0.37       $   0.75       $   0.65
  Extraordinary item--Loss on early extinguishment of
    debt, net of income taxes..........................................           --             --             --          (0.10)
                                                                             -------        -------       --------       --------
  Net Income per common share..........................................      $  0.42        $  0.37       $   0.75       $   0.55
                                                                             =======        =======       ========       ========
Diluted income per share:
  Income before extraordinary item.....................................      $  0.40        $  0.35       $   0.71       $   0.62
  Extraordinary item--Loss on early extinguishment of debt, net of
    income taxes.......................................................           --             --             --          (0.10)
                                                                             -------        -------       --------       --------
  Net Income per common share..........................................      $  0.40        $  0.35       $   0.71       $   0.52
                                                                             =======        =======       ========       ========

          See accompanying notes to consolidated financial statements

                         IMPERIAL CREDIT INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                                     ---------------------------
                                                                                                         1998           1997
                                                                                                     ------------   ------------
                                                                                                           (IN THOUSANDS)
Cash flows from operating activities:
  Net income......................................................................................     $  29,162     $   21,110
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Provision for loan and lease losses...........................................................         7,300          8,606
    Depreciation..................................................................................         1,899          2,278
    Amortization of goodwill......................................................................         1,317          1,497
    Amortization of servicing rights..............................................................           701            225
    Accretion of discount.........................................................................        (5,804)        (1,391)
    Gain on sale of loans and leases..............................................................        (8,845)       (37,224)
    Gains on sale of SPFC stock...................................................................            --         (4,306)
    Equity in net earnings of SPFC................................................................       (12,739)       (12,931)
    Equity in net earnings of FMC.................................................................        (6,586)            --
    Loss on sale of OREO..........................................................................         1,217          3,384
    (Recovery) writedowns on OREO.................................................................        (1,481)           147
    Originations of loans held for sale...........................................................      (349,400)      (655,900)
    Sales and collections on loans held for sale..................................................       341,956      1,059,255
    Purchase of trading securities................................................................       (20,503)       (15,786)
    Sale of trading securities....................................................................        79,751             --
    Net change in securities held for investment..................................................            --         (2,647)
    Net change in accrued interest receivable.....................................................        (3,877)           358
    Net change in retained interest in loan and lease securitizations.............................        (4,307)        (6,382)
    Net change in other assets....................................................................        23,542        (11,264)
    Net change in other liabilities...............................................................       (24,507)        19,342
                                                                                                       ---------     ----------
  Net cash provided by operating activities.......................................................        48,796        368,371
                                                                                                       ---------     ----------
  Cash flows from investing activities:
    Net change in interest bearing deposits.......................................................        89,807       (237,916)
    Proceeds from sale of other real estate owned.................................................         4,109          1,027
    Sales of securities available for sale........................................................            --         15,176
    Net change in loans held for investment.......................................................      (328,329)       (68,180)
    Purchases of securities available for sale....................................................       (10,327)            --
    Purchases of premises and equipment...........................................................        (2,079)        (3,130)
    Proceeds from sale of SPFC stock..............................................................            --          6,151
    Purchase of stock in Federal Home Loan Bank...................................................            --         (1,985)
    Redemption of stock in Federal Home Loan Bank.................................................         1,000         10,900
    Cash utilized for acquisitions................................................................            --           (750)
                                                                                                       ---------     ----------
  Net cash (used in) provided by investing activities.............................................      (245,819)      (278,707)
                                                                                                       ---------     ----------
  Cash flows from financing activities:
    Net increase in deposits......................................................................       358,783        191,807
    Advances from Federal Home Loan Bank..........................................................        44,500         30,000
    Repayments of advances from Federal Home Loan Bank............................................       (69,500)      (170,500)
    Net change in other borrowings................................................................       (25,588)      (335,994)
    Proceeds from issuance of Senior Notes due 2007...............................................            --        194,500
    Proceeds from offering of Remarketed Par Securities...........................................            --         68,075
    Repayments of Senior Notes due 2004...........................................................            --        (73,241)
    Retirement of common stock....................................................................        (6,946)            --
    Net change in minority interest...............................................................          (246)       (48,888)
    Proceeds from exercise of stock options.......................................................           729            880
                                                                                                       ---------     ----------
  Net cash provided by (used in) financing activities.............................................       301,732       (143,361)
                                                                                                       ---------     ----------
  Net change in cash..............................................................................       104,709        (53,697)
  Cash at beginning of period.....................................................................        50,597         74,247
                                                                                                       ---------     ----------
  Cash at end of period...........................................................................     $ 155,306     $   20,550
                                                                                                       =========     ==========

          See accompanying notes to consolidated financial statements

                        IMPERIAL CREDIT INDUSTRIES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                            UNREALIZED
                                                                                          GAIN (LOSS) ON
                                                 NUMBER OF                                  SECURITIES          TOTAL
                                                   SHARES        COMMON      RETAINED       AVAILABLE       SHAREHOLDERS'
                                                OUTSTANDING      STOCK       EARNINGS     FOR SALE, NET         EQUITY
                                                -----------      -----       --------     -------------         ------
                                                                            (IN THOUSANDS)
Balance, December 31, 1997...................      38,791       $147,109     $174,898         $ 1,926         $323,933
Exercise of stock options....................         181            721           --              --              721
Retirement of stock..........................        (353)        (6,938)          --              --           (6,938)
Tax benefit from exercise of stock options...          --          1,277           --              --            1,277
Decrease in unrealized gain on
 securities available for sale, net..........          --             --           --          (4,750)          (4,750)
Net income for the six months ended
 June 30, 1998...............................          --             --       29,162              --           29,162
                                                   ------       --------     --------         -------         --------
Balance, June 30, 1998.......................      38,619       $142,169     $204,060         $(2,824)        $343,405
                                                   ======       ========     ========         =======         ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   ORGANIZATION

     Imperial Credit Industries, Inc., incorporated in 1986 in the State of California, is 23.1% owned by Imperial Bank. In 1991 Imperial Bank recapitalized the Company to conduct a full service mortgage banking operation, from which it has diversified beginning in 1995. The consolidated financial statements include Imperial Credit Industries, Inc. ("ICII"), its significant wholly-owned operating subsidiaries, significant majority-owned operating subsidiaries and significant equity investments in two publicly traded companies (collectively the "Company"). The significant wholly-owned subsidiaries include Southern Pacific Bank ("SPB"), Imperial Business Credit Inc. ("IBC"), Imperial Credit Advisors, Inc. ("ICAI"), Imperial Credit Commercial Asset Management Corporation, ("ICCAMC"), Auto Marketing Network, Inc. ("AMN"), Imperial Credit Worldwide Ltd. ("ICW") and Statewide Documentation, Inc. ("SDI"). The significant operating majority owned consolidated subsidiary is Imperial Capital Group, LLC ("ICG") which is 60% owned by the Company and 40% owned by ICG's management. The significant equity investments in publicly traded companies are Southern Pacific Funding Corporation ("SPFC") NYSE Symbol: SFC, and Franchise Mortgage Acceptance Company ("FMC") NASDAQ Symbol: FMAX. Both SPFC and FMC were former consolidated subsidiaries of the Company. The Company manages through its ICCAMC subsidiary, an 8.9% equity ownership interest in a commercial REIT, Imperial Credit Commercial Mortgage Investment Corporation (Nasdaq:ICMI). The Company also owns Imperial Credit Capital Trust I ("ICCT1"), a subsidiary of the Company organized for the sole purpose of issuing the $70.0 million of 10.25% Remarketed Par securities. All material intercompany balances and transactions with consolidated subsidiaries and unconsolidated subsidiaries have been eliminated.


2.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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


3.   NET INCOME PER SHARE INFORMATION

     The following table reconciles the number of shares used in the computations of basic and diluted income per share for the second quarter and year to date periods ended June 30, 1998 and 1997:

                                                                                 FOR THE                 FOR THE SIX MONTHS
                                                                         QUARTER ENDED JUNE 30,         PERIOD ENDED JUNE 30,
                                                                           1998           1997           1998           1997
                                                                       ------------   ------------   ------------   ------------
  Weighted-average common shares outstanding during the
    year used to compute basic income per share....................     38,752,018     38,508,484     38,747,417     38,463,568
  Assumed common shares issued on exercise of stock
    options........................................................      2,060,373      2,114,095      2,052,063      2,305,349
                                                                        ----------     ----------     ----------     ----------
  Number of common shares used to compute diluted income
    per share......................................................     40,812,391     40,622,579     40,799,480     40,768,917
                                                                        ==========     ==========     ==========     ==========

4.   COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" as of January 1, 1998. SFAS No. 130 establishes standards for reporting comprehensive income and its components in the consolidated financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company's comprehensive income is comprised of net income plus the change in the unrealized gain (loss) on securities available for sale, net for all periods reported. Comprehensive income for the three and six months ended June 30, 1998 totaled $11.4 million and $24.4 million, as compared to $15.9 million and $22.8 million for the same periods last year, respectively. Accumulated other comprehensive income (loss), consisting of the unrealized (loss) gain on securities available for sale at June 30, 1998 and December 31, 1997 totaled ($2.8) million and $1.9 million respectively.


5.   ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign-currency-denominated forecasted transaction.


     Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is in the process of determining the impact, if any, this statement will have on the Company.


6.   LOANS AND LEASES HELD FOR SALE

     Loans and leases held for sale consisted of the following at June 30, 1998 and December 31, 1997:

                                                   AT JUNE 30,      AT DECEMBER 31,
                                                   -----------      ---------------
                                                       1998               1997
                                                       ----               ----
                                                           (IN THOUSANDS)
     Loans secured by real estate:
        Single family 1-4......................      $ 30,102           $ 13,169
        Multi-family...........................       110,284             68,294
                                                     --------           --------
                                                      140,386             81,463

     Automobile loans..........................        14,224              9,102
     Leases....................................         9,816             13,561
     Commercial loans..........................        14,434             58,445
                                                     --------           --------
                                                     $178,860           $162,571
                                                     ========           ========

7.   LOAN AND LEASE COMMITMENTS

     At June 30, 1998, the Company's consolidated lending commitments were as follows: (In thousands)

                                             COMMITMENT
TYPE OF LENDING COMMITMENT                     AMOUNT
--------------------------                     ------
Loan and unused line commitments             $  994,020
Standby letters of credit                         3,184
Lease Financing                                  20,600
                                             ----------
                                             $1,017,804
                                             ==========

8.   CONSOLIDATING BALANCE SHEET AND INCOME STATEMENTS

     The following represents summarized consolidating financial information as of June 30, 1998 and December 31, 1997, and for the six months ended June 30, 1998 and 1997, with respect to the financial position, results of operations and cash flows of the Company and its wholly-owned and majority-owned subsidiaries. On January 17, 1997, the Company sold $200 million of 9.875% Senior Notes due 2007. As of June 30, 1998, the 9.875% Senior Notes are guaranteed by five of the Company's wholly-owned subsidiaries, IBC, ICAI, ICCAMC, ICW and AMN (the "Guarantor Subsidiaries"). As of June 30, 1998, the non-guarantor subsidiaries are SPB, ICG and ICCTI. FMC was a guarantor subsidiary through September 30, 1997. Each of the guarantees is full and unconditional and joint and several. The summarized consolidated financial information is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors as management has determined that such information is not material to investors. None of the subsidiary guarantors is restricted from making distributions to the Company.


                     CONSOLIDATING CONDENSED BALANCE SHEET

                                 JUNE 30, 1998

                                                                                             NON-
                                                                           GUARANTOR      GUARANTOR
                                                               ICII      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                             ---------   -------------   ------------   -------------   ------------
                                                                                         (IN THOUSANDS)
                          ASSETS
                          ------
Cash......................................................    $  3,596     $  6,899       $  147,334      $  (2,523)     $  155,306
Interest bearing deposits.................................       9,881          550            3,500             --          13,931
Investment in Federal Home Loan Bank stock................          --           --            4,795             --           4,795
Securities available for sale and trading.................     138,967       22,979           19,825             --         181,771
Loans and leases held for sale............................      12,252       41,890          124,718             --         178,860
Loans and leases held for investment, net.................      72,226       11,705        1,538,554        (35,000)      1,587,485
Investment in SPFC........................................      78,042           --               --             --          78,042
Investment in FMC.........................................      59,685           --               --             --          59,685
Purchased and originated servicing rights.................          --           --            5,114             --           5,114
Retained interest in loan and lease securitizations.......          --       53,216               --             --          53,216
Investment in subsidiaries................................     312,771           --               --       (312,771)             --
Goodwill..................................................          --       12,753           21,537             --          34,290
Other assets..............................................      47,390       (5,660)          22,262           (925)         63,067
                                                              --------     --------       ----------      ---------      ----------
  Total assets............................................    $734,810     $144,332       $1,887,639      $(351,219)     $2,415,562
                                                              --------     --------       ----------      ---------      ----------

                     LIABILITIES AND
                   SHAREHOLDERS' EQUITY
                   --------------------
Deposits..................................................    $     --     $    (33)      $1,517,361      $  (2,523)     $1,514,805
Other borrowings..........................................          --       23,253          152,925        (36,925)        139,253
Remarketed Par Securities.................................      72,165       (2,165)              --             --          70,000
Senior notes..............................................     219,835           --               --             --         219,835
Minority interest in consolidated subsidiaries............         946          (86)             167          1,901           2,928
Other liabilities.........................................      98,459       14,065           20,474         (7,662)        125,336
                                                              --------     --------       ----------      ---------      ----------
  Total liabilities.......................................     391,405       35,034        1,690,927        (45,209)      2,072,157
                                                              --------     --------       ----------      ---------      ----------
Shareholders' equity:
Preferred stock...........................................          --       12,000               --        (12,000)             --
Common stock..............................................     142,169      135,389          100,739       (236,128)        142,169
Retained earnings.........................................     204,060      (38,091)          95,973        (57,882)        204,060
Unrealized (loss) on securities available for sale........      (2,824)          --               --             --          (2,824)
                                                              --------     --------       ----------      ---------      ----------
  Total shareholders' equity..............................     343,405      109,298          196,712       (306,010)        343,405
                                                              --------     --------       ----------      ---------      ----------
  Total liabilities and shareholders' equity..............    $734,810     $144,332       $1,887,639      $(351,219)     $2,415,562
                                                              --------     --------       ----------      ---------      ----------

                     CONSOLIDATING CONDENSED BALANCE SHEET

                               DECEMBER 31, 1997

                                                                                             NON-
                                                                           GUARANTOR      GUARANTOR
                                                               ICII      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                             ---------   -------------   ------------   -------------   ------------
                                                                                         (IN THOUSANDS)
                          ASSETS
                          ------
Cash......................................................    $ 13,229     $  6,668       $   43,318     $ (12,618)      $   50,597
Interest bearing deposits.................................      31,390        1,149           71,199            --          103,738
Investment in Federal Home Loan Bank stock................          --           --            5,646            --            5,646
Securities available for sale and trading.................     107,671       21,031           99,929            --          228,631
Loans and leases held for sale............................      12,138       23,694          126,739            --          162,571
Loans and leases held for investment, net.................      78,922       44,941        1,197,430       (54,575)       1,266,718
Investment in SPFC........................................      65,303           --               --            --           65,303
Purchased and originated servicing rights.................          --           --            4,731            --            4,731
Investment in FMC.........................................      53,099           --               --            --           53,099
Retained interest in loan and lease securitizations.......          --       43,105               --            --           43,105
Investment in subsidiaries................................     281,454           --               --      (281,454)              --
Goodwill..................................................          --       13,229           22,378            --           35,607
Other assets..............................................      59,911       (1,104)          26,473        (2,932)          82,348
                                                              --------     --------       ----------     ---------       ----------
  Total assets............................................    $703,117     $152,713       $1,597,843     $(351,579)      $2,102,094
                                                              ========     ========       ==========     =========       ==========

                     LIABILITIES AND
                   SHAREHOLDERS' EQUITY
                   --------------------
Deposits..................................................    $     --    $     --        $1,189,840     $ (33,818)      $1,156,022
Other borrowings..........................................          --      30,250           196,528       (36,937)         189,841
Remarketed Par Securities.................................      72,165          --            (2,165)           --           70,000
Senior notes..............................................     219,813          --                --            --          219,813
Minority interest in consolidated subsidiaries............         946          20               111         2,097            3,174
Other liabilities.........................................      86,260       7,327            45,095           629          139,311
                                                              --------    --------        ----------     ---------       ----------
  Total liabilities.......................................     379,184      37,597         1,429,409       (68,029)       1,778,161
                                                              --------    --------        ----------     ---------       ----------
Shareholders' equity:
Preferred stock...........................................          --      12,000                --       (12,000)              --
Common stock..............................................     147,109     125,139            89,342      (214,481)         147,109
Retained earnings.........................................     174,898     (22,023)           79,092       (57,069)         174,898
Unrealized gain on securities available for sale..........       1,926          --                --            --            1,926
                                                              --------    --------        ----------     ---------       ----------
  Total shareholders' equity..............................     323,933     115,116           168,434      (283,550)         323,933
                                                              --------    --------        ----------     ---------       ----------
  Total liabilities and shareholders' equity..............    $703,117    $152,713        $1,597,843     $(351,579)      $2,102,094
                                                              ========    ========        ==========     =========       ==========

                    CONSOLIDATING CONDENSED INCOME STATEMENT

                        SIX MONTHS ENDED JUNE 30, 1998

                                                                                             NON-
                                                                           GUARANTOR      GUARANTOR
                                                               ICII      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                             ---------   -------------   ------------   -------------   ------------
                                                                                         (IN THOUSANDS)
REVENUE:
Gain on sale of loans and leases..........................    $    46       $ 3,072        $ 5,727        $     --        $  8,845
                                                              -------       -------        -------                        --------
Interest income...........................................     14,879         8,488         92,365          (2,229)        113,503
Interest expense..........................................     14,882         1,016         43,777          (2,229)         57,446
                                                              -------       -------        -------        --------        --------
Net interest (expense) income.............................         (3)        7,472         48,588              --          56,057
Provision for loan and lease losses.......................         --           300          7,000              --           7,300
                                                              -------       -------        -------        --------        --------
  Net interest (expense) income after provision for loan
    and lease losses......................................         (3)        7,172         41,588              --          48,757
                                                              -------       -------        -------        --------        --------
Loan servicing (expense) income...........................       (279)        5,011          3,351              --           8,083
Investment banking fees...................................         --            --         10,968              --          10,968
Asset management fees.....................................         --         2,780             --              --           2,780
Equity in net income of SPFC..............................     12,739            --             --              --          12,739
Equity in net income of FMC...............................      6,586            --             --              --           6,586
Other (expense) income....................................       (424)        1,079          2,725           1,000           4,380
                                                              -------       -------        -------        --------        --------
  Total other income......................................     18,622         8,870         17,044           1,000          45,536
                                                              -------       -------        -------        --------        --------
     Total revenues.......................................     18,665        19,114         64,359           1,000         103,138
                                                              -------       -------        -------        --------        --------
EXPENSES:
Personnel expense.........................................      2,115         8,885         20,773              --          31,773
Amortization of servicing rights..........................         --            --            701              --             701
Occupancy expense.........................................        610           626          1,792              --           3,028
Data processing expense...................................        251           142            510              --             903
Net (income) expense of other real estate owned...........       (539)          791           (323)             --             (71)
Professional services.....................................      1,496         1,243          2,550              --           5,289
Telephone and other communications........................        156           713            755              --           1,624
Amortization of goodwill..................................         --           475            842              --           1,317
General, administrative and other expense.................      1,149         2,976          7,869              --          11,994
                                                              -------       -------        -------        --------        --------
  Total expenses..........................................      5,238        15,851         35,469              --          56,558
                                                              -------       -------        -------        --------        --------
Income before income taxes, minority interest and
 extraordinary item.......................................     13,427         3,263         28,890           1,000          46,580

Income taxes..............................................      3,364         1,520         11,877             423          17,184
                                                              -------       -------        -------        --------        --------
Income before minority interest and extraordinary item....     10,063         1,743         17,013             577          29,396
Minority interest in (loss) income of
 consolidated subsidiaries................................         --          (106)            56             284             234
                                                              -------       -------        -------        --------        --------
Income before equity in undistributed
 income of subsidiaries and extraordinary item............     10,063         1,849         16,957             293          29,162
Equity in undistributed income of subsidiaries............     19,099            --             --         (19,099)             --
                                                              -------       -------        -------        --------        --------
  Net income..............................................    $29,162       $ 1,849        $16,957        $(18,806)       $ 29,162
                                                              =======       =======        =======        ========        ========

                    CONSOLIDATING CONDENSED INCOME STATEMENT

                         SIX MONTHS ENDED JUNE 30, 1997

                                                                                             NON-
                                                                           GUARANTOR      GUARANTOR
                                                               ICII      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                             ---------   -------------   ------------   -------------   ------------
                                                                                         (IN THOUSANDS)
REVENUE:
(Loss) gain on sale of loans and leases...................    $(2,159)      $ 6,402        $32,803        $    178        $ 37,224
                                                              -------       -------        -------        --------        --------
Interest income...........................................     11,271        13,017         84,517          (4,218)        104,587
Interest expense..........................................     10,971         4,512         48,791          (4,218)         60,056
                                                              -------       -------        -------        --------        --------
Net interest income.......................................        300         8,505         35,726              --          44,531
Provision for loan and lease losses.......................         --         2,981          5,625              --           8,606
                                                              -------       -------        -------        --------        --------
  Net interest income after Provision for loan
    and lease losses......................................        300         5,524         30,101              --          35,925
                                                              -------       -------        -------        --------        --------
Loan servicing (expense) income...........................     (1,756)        2,734          2,472                           3,450
Asset management fees.....................................         --         2,816             --              --           2,816
Gain on sale of SPFC stock................................      4,306            --             --              --           4,306
Equity in net income of SPFC..............................     12,931            --             --              --          12,931
Other (expense) income....................................     (1,204)          955          1,800            (403)          1,148
                                                              -------       -------        -------        --------        --------
  Total other income......................................     14,277         6,505          4,272            (403)         24,651
                                                              -------       -------        -------        --------        --------
     Total revenues.......................................     12,418        18,431         67,176            (225)         97,800
                                                              -------       -------        -------        --------        --------
EXPENSES:
Personnel expense.........................................      1,216         6,740         15,148              --          23,104
Amortization of servicing rights..........................         --           225             --              --             225
Occupancy expense.........................................        510           281          1,099              --           1,890
Data processing expense...................................        287           167            351              --             805
Net expense of other real estate owned....................      2,652            --          1,585              --           4,237
Professional services.....................................      2,226           696          3,281              --           6,203
Telephone and other communications........................        110           418            655              --           1,183
Amortization of goodwill..................................         --           772            725              --           1,497
General, administrative and other expense.................      2,564         3,855          4,860            (225)         11,054
                                                              -------       -------        -------        --------        --------
  Total expenses..........................................      9,565        13,154         27,704            (225)         50,198
                                                              -------       -------        -------        --------        --------
Income before income taxes, minority interest, deferred
 inter-company expense and extraordinary item.............      2,853         5,277         39,472              --          47,602
Income taxes..............................................      4,848         2,236         10,759              --          17,843
                                                              -------       -------        -------        --------        --------
(Loss) income before minority interest and
 extraordinary item.......................................     (1,995)        3,041         28,713              --          29,759
Minority interest in income of consolidated subsidiaries..         --            --             --           4,654           4,654
                                                              -------       -------        -------        --------        --------
(Loss) income before equity in undistributed
 income of subsidiaries and extraordinary item............     (1,995)        3,041         28,713          (4,654)         25,105
Equity in undistributed income of subsidiaries............     27,100            --             --         (27,100)             --
Extraordinary item--Loss on early extinguishment of
 debt, net of income taxes...............................      (3,995)           --             --              --          (3,995)
                                                              -------       -------        -------        --------        --------
  Net (loss) income.......................................    $21,110       $ 3,041        $28,713        $(31,754)       $ 21,110
                                                              =======       =======        =======        ========        ========

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                         SIX MONTHS ENDED JUNE 30, 1998

                                                                                          NON-
                                                                                       ----------
                                                                         GUARANTOR      GUARANTOR
                                                                         ---------      ---------
                                                             ICII      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                           --------    ------------    ------------    ------------    ------------
                                                                                       (IN THOUSANDS)
Net cash (used in) provided by operating
 activities.............................................   $ (8,541)       $(34,389)      $  99,993        $ (8,267)      $  48,796
                                                           --------        --------       ---------        --------       ---------
Cash flows from investing activities:
  Net change in interest bearing deposits...............     21,509             566          67,700              32          89,807
  Purchase of securities available for sale.............    (10,327)             --              --              --         (10,327)

  Proceeds from sale of OREO............................        855           2,550             704              --           4,109
  Net change in loans held for investment...............      6,434          19,156        (348,207)         (5,712)       (328,329)

  Net change in investment in Subsidiaries..............    (12,127)             --              --          12,127              --
  Other, net............................................     (1,219)           (123)           (147)            410          (1,079)
                                                           --------        --------       ---------        --------       ---------
Net cash  provided by (used in) investing activities....      5,125          22,149        (279,950)          6,857        (245,819)
                                                           --------        --------       ---------        --------       ---------
Cash flows from financing activities:
  Net increase in deposits..............................         --              --         327,520          31,263         358,783
  Advances from Federal Home Loan Bank..................         --              --          44,500              --          44,500
  Repayments of advances from Federal Home
    Loan Bank...........................................         --              --         (69,500)             --         (69,500)

  Net change in other borrowings........................         --          12,577         (18,603)        (19,562)        (25,588)

  Retirement of common stock............................     (6,946)             --              --              --          (6,946)

  Other, net............................................        729            (106)             56            (196)            483
                                                           --------        --------       ---------        --------       ---------
Net cash (used in) provided by financing activities.....     (6,217)         12,471         283,973          11,505         301,732
                                                           --------        --------       ---------        --------       ---------
  Net change in cash....................................     (9,633)            231         104,016          10,095         104,709
  Cash at beginning of period...........................     13,229           6,668          43,318         (12,618)         50,597
                                                           --------        --------       ---------        --------       ---------
  Cash at end of period.................................   $  3,596        $  6,899       $ 147,334        $ (2,523)      $ 155,306
                                                           ========        ========       =========        ========       =========

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                         SIX MONTHS ENDED JUNE 30, 1997

                                                                                            NON-
                                                                                            ----
                                                                          GUARANTOR       GUARANTOR
                                                                          ---------       ---------
                                                              ICII       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                           ----------   -------------   -------------   -------------   ------------
                                                                                         (IN THOUSANDS)
Net cash provided by (used in) operating
 activities.............................................   $  13,552       $(141,381)      $ 498,690        $ (2,490)     $ 368,371
                                                           ---------       ---------       ---------        --------      ---------
Cash flows from investing activities:
  Net change in interest bearing deposits...............    (112,354)           (101)       (125,559)             98       (237,916)

  Net change in loans held for investment...............     (76,881)        (16,140)       (102,067)        126,908        (68,180)

  Proceeds from sale of SPFC stock......................       6,151              --              --              --          6,151
  Redemption of Federal Home Loan Bank stock............          --              --          10,900              --         10,900
  Cash utilized for acquisitions........................        (750)             --              --              --           (750)

  Net change in investment in Subsidiaries..............      45,652              --              --         (45,652)            --
  Other, net............................................      (6,018)         81,049          17,925         (81,868)        11,088
                                                           ---------       ---------       ---------        --------      ---------
Net cash (used in) provided by investing activities.....    (144,200)         64,808        (198,801)           (514)      (278,707)
                                                           ---------       ---------       ---------        --------      ---------
Cash flows from financing activities:
  Net change in deposits................................          --              --         194,331          (2,524)       191,807
  Advances from Federal Home Loan Bank..................          --              --          30,000              --         30,000
  Repayments of advances from Federal Home
    Loan Bank...........................................          --              --        (170,500)             --       (170,500)

  Net change in other borrowings........................     (15,363)         72,809        (391,059)         (2,381)      (335,994)

  Proceeds from offering of Senior Notes................     194,500              --              --              --        194,500
  Repurchase of Senior Notes............................     (73,241)             --              --              --        (73,241)

  Proceeds from offering of Remarketed Par Securities...      68,075              --              --              --         68,075
  Net change in minority interest.......................     (44,400)             --              --          (4,488)       (48,888)

  Other, net............................................         880             750         (14,920)         14,170            880
                                                           ---------       ---------       ---------        --------      ---------
Net cash provided by (used in) financing activities.....     130,451          73,559        (352,148)          4,777       (143,361)
                                                           ---------       ---------       ---------        --------      ---------
  Net change in cash....................................        (197)         (3,014)        (52,259)          1,773        (53,697)

  Cash at beginning of period...........................       5,213           7,973          64,755          (3,694)        74,247
                                                           ---------       ---------       ---------        --------      ---------
  Cash at end of period.................................   $   5,016       $   4,959       $  12,496        $ (1,921)     $  20,550
                                                           =========       =========       =========        ========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Imperial Credit Industries, Inc. (the "Company" or "ICII"), with consolidated assets of $2.4 billion as of June 30, 1998, is a diversified commercial and consumer lending, financial services and investment holding company, organized in 1986 with its headquarters located in Torrance, California. Its principal business activities consist of the operation of five significant wholly owned operating subsidiaries: Southern Pacific Bank ("SPB"), Imperial Business Credit Inc. ("IBC"), Imperial Credit Advisors, Inc. ("ICAI"), Imperial Credit Commercial Asset Management Corporation ("ICCAMC") and Imperial Credit Worldwide, Ltd. ("ICW"), one significant majority owned consolidated operating subsidiary, Imperial Capital Group, LLC ("ICG") and significant equity investments in two publicly traded companies, Southern Pacific Funding Corporation ("SPFC") NYSE Symbol: SFC and Franchise Mortgage Acceptance Company ("FMC") Nasdaq: Symbol: FMAX.


STRATEGIC FOCUS AND ACQUISITIONS

  Historically, the Company's primary business was the origination and sale of conforming residential mortgage loans. In 1995, the Company began to diversify away from the conforming residential mortgage lending business, and began to focus on selected lending businesses, including non-conforming residential mortgage banking, franchise mortgage lending, sub-prime mortgage banking, sub-prime auto lending, commercial mortgage banking, business lending and consumer lending. During 1996 and 1997, the Company successfully completed initial public offerings of the sub-prime mortgage banking and franchise lending subsidiaries into SPFC and FMC, respectively. As of June 30, 1998, the Company owns 47.0% and 38.4%, respectively, of SPFC's and FMC's common stock as investments accounted for under the equity method, respectively.

  The Company's loans and leases by sector consist primarily of the following: asset based lending, commercial mortgage banking and income producing property loans; business lending--equipment leasing, asset-based lending, and participation in syndicated commercial lending; consumer loans--sub-prime auto loans and Title I home improvement loans. The Company solicits loans and leases from brokers on a wholesale and portfolio basis and originates loans directly from borrowers. The majority of the Company's loans and leases, other than those held by SPB for investment, are sold in secondary markets through securitizations and whole loan sales.

  In March 1997, the Company acquired all the outstanding common stock of AMN, a sub-prime auto lender engaged in the financing of new and used motor vehicles on a national basis. The acquisition was recorded using the purchase method of accounting. The purchase price was allocated to the net assets acquired based on their fair value and goodwill of approximately $20.8 million was recorded. Since the March 1997 acquisition date, AMN posted operating losses and experienced significant increases in non-performing assets, loan charge-offs and loan loss provisions. In December 1997, the Company developed revised operating projections which indicated that the goodwill resulting from the AMN acquisition was not recoverable. Accordingly, the remaining goodwill balance of $20.1 million was written off during the fourth quarter of 1997. See "--Subsequent Event"--describing AMN's discontinued operations disclosure.

  In July 1997, the Company formed ICG, which, together with its subsidiaries Imperial Capital, LLC ("IC") and Imperial Asset Management, LLC ("IAM"), to offer individual and institutional investors financial products and services. IC is a registered broker/dealer with the United States Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc.. IC provides investment opportunities and research to individual and institutional investors, raises private and public capital for middle market companies, and trades debt, equity and asset backed securities. IAM is an investment advisor registered with the United States Securities and Exchange Commission, and provides investment management services to high net worth individuals and institutional clients. ICG is a subsidiary which the Company controls through its 60% voting and equity ownership interest.

  During the fourth quarter of 1997, the Company formed ICCAMC, a wholly-owned subsidiary, to oversee the day to day operations of Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC") (Nasdaq: ICMI), a real estate investment trust investing primarily in performing multi-family and commercial real estate loans, mortgage-backed securities and real property investments. In October 1997, ICCMIC completed its initial public offering and sold approximately 34.5 million shares of common stock at $15.00 per share resulting in net proceeds of approximately $481.2 million. The Company purchased 2,970,000 shares of ICCMIC common stock in the offering and an additional 100,000 shares in December 1997. As of June 30, 1998, the Company owned 8.9% of the common stock of ICCMIC.

  During the second quarter ended June 30, 1998, the Company formed and began managing an investment hedge fund, Cambria Investment Partnership I, LP. At June 30, 1998, Cambria had assets under management of $113.1 million.

  The Company now operates as a diversified commercial and consumer lending, financial services and investment holding company providing financial services products in the following sectors: business finance lending, commercial mortgage and consumer lending, investment products and asset management services.

  The Company's core business has remained consistent in that it originates loans and leases funded primarily by deposits, warehouse lines of credit, repurchase facilities, securitizations and whole loan sales in the secondary market. The Company's business strategy emphasizes:

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

  The Company diversified its business lines into investment products and asset management services by focusing on the creation and acquisition of additional businesses in the financial services industry in order to reduce its dependency on residential and commercial mortgage lending. When acquiring new businesses or targeting expansion opportunities, the Company seeks to retain existing management and recruit additional experienced management to increase growth and profitability and to reduce the risks associated with operating the newly acquired entity. The Company intends to retain a significant equity investment in acquired companies to provide a source of future earnings and cash flow for the Company.


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

  The Company is utilizing both internal and external resources to correct, reprogram and test the computer systems for the Year 2000 compliance. It is anticipated that all reprogramming changes will be completed and installed by December 31, 1998, allowing adequate time for testing all data from the Company's in-house, independent servicers and vendor computer systems through March 31,1999. Management has assessed the Year 2000 compliance costs and does not believe such costs will have a material effect on the Company's consolidated financial statements.

BUSINESS FINANCE LENDING

 COMMERCIAL EQUIPMENT LEASING
  IBC's lease originations totaled $26.6 million and $61.7 million for the three and six months ended June 30, 1998 as compared to $34.4 million and $64.5 million for the same period last year. IBC securitized $31.2 million and $66.7 million of leases during the three and six months ended June 30, 1998 as compared to $17.6 million and $115.5 million of leases for the same periods last year.

 ASSET BASED LENDING
  At June 30, 1998, the Coast Business Credit ("CBC") loan portfolio represented lending relationships with approximately 165 customers, with an average total loan per customer of $3.6 million. During 1997, CBC executed an expansion plan which has increased its customer base outside of California. CBC now operates four loan production centers in California and additional loan production centers in Atlanta, Baltimore, Boston, Chicago, Cleveland, Detroit, Minneapolis, Phoenix, Portland, Providence, and Seattle. At June 30, 1998 and December 31, 1997, CBC had outstanding loans totaling $586.8 million and $484.8 million, of which $184.2 million and $201.8 million were outstanding to technology companies, respectively. CBC had open unused commitments of $405.4 million at June 30, 1998. As of June 30, 1998, CBC had total loan commitments of $992.2 million.

 LOAN PARTICIPATION AND INVESTMENT GROUP ("LPIG")
  At June 30, 1998, loan participations held by the LPIG division of SPB ranged in size from approximately $420,000 to approximately $16 million, as compared to approximately $800,000 to $17.5 million at June 30, 1997, respectively. As of June 30, 1998, LPIG committed to fund approximately $674.0 million of senior secured loan participation commitments. Loans outstanding under LPIG's participation commitments at June 30, 1998 totaled $292.5 million.

 AUTO LEND GROUP
  Auto Lend had $73.8 million of commitments and $17.4 million of loans outstanding at June 30, 1998. SPB believes that Auto Lend's products offer synergistic opportunities, when offered in connection with SPB's sub-prime auto lending program, to provide car dealers a complete financing package. See "Consumer Lending, Sub-prime Auto Lending."


COMMERCIAL MORTGAGE LENDING

 INCOME PROPERTY LENDING DIVISION ("IPLD")
  For the three months and six months ended June 30, 1998, the IPLD division of SPB funded approximately $106.9 million and $171.6 million in loans, as compared to $72.2 million and $148.1 million in loans for the same periods last year, respectively.


CONSUMER LENDING

 SUB-PRIME AUTO LENDING
  SPB's Auto Lending Division originated $40.7 million and $73.2 million in sub-prime auto loans during the three and six months ended June 30, 1998 as compared to $23.4 million and $39.7 million, for the same periods last year, respectively. The Company currently originates sub-prime auto loans through three Northern California retail offices.

  AMN originated $5.5 million and $8.1 million in sub-prime auto loans during the three and six months ended June 30, 1998, as compared to $77.8 million and $93.9 million, for the same periods last year, respectively. AMN had total assets of $61.7 million at June 30, 1998. Total revenues for the three and six months ended June 30, 1998 were $2.9 million and $3.8 million as compared to $3.3 million and $4.4 million for the three months ended June 30, 1997 and the period from the acquisition date of March 15, 1997 to June 30, 1997, respectively. For the three and six months ended June 30, 1998, AMN's net losses were $142,000 and $1.8 million as compared to net losses of $1.1 million and $765,000 for the three months ended June 30, 1997 and the period from the acquisition date of March 15, 1997 to June 30, 1997, respectively. See "--Subsequent Event"--describing AMN's discontinued operations disclosure.

 HOME IMPROVEMENT LOANS AND OTHER CONSUMER CREDIT
  During the three and six months ended June 30, 1998, SPB's Consumer Credit Division originated $12.5 million and $18.0 million in loans as compared to $6.0 million and $10.0 million for the same periods last year, respectively.

 PRINCAP MORTGAGE WAREHOUSE
  In October 1997, the Company's wholly-owned subsidiary, SPB, acquired substantially all of the assets of PrinCap Mortgage Warehouse, Inc. and PrinCap Mortgage Backed, L.P. and contributed such assets to its PMW Mortgage Warehouse, Inc. subsidiary ("PrinCap"). The acquisition was accounted for as a purchase, and the purchase price of $123.7 million was allocated to the net assets acquired based on their fair value resulting in goodwill of $6.8 million. PrinCap's primary business is residential mortgage warehouse lending to medium-sized brokers and mortgage bankers on a national basis. At June 30, 1998 and December 31, 1997, PrinCap had total commitments and outstanding loans of $207.1 million and $175.0 million, and $124.6 million and $122.5 million, respectively.


ASSET MANAGEMENT, INVESTMENT PRODUCTS AND OTHER ACTIVITIES

  The Company conducts asset management, investment and other advisory services through its ICCAMC, ICG and ICAI subsidiaries and has substantial equity investments in SPFC, a publicly traded sub-prime residential mortgage lender, FMC, a publicly traded specialty commercial finance company, Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC"), a publicly traded REIT engaged in commercial mortgage lending activities, and ICW, a holding company for international finance activities.

 IMPERIAL CREDIT COMMERCIAL ASSET MANAGEMENT CORPORATION
  ICCAMC was formed in the third quarter of 1997 to oversee the day-to-day operations of ICCMIC pursuant to a management agreement. For the three months and six months ended June 30, 1998, ICCAMC earned $1.3 million and $2.5 million, respectively, in management fees from ICCMIC.

  The Company also earned management fees of $263,000 from the Cambria Investment Partnership I, LP., a newly formed hedge fund managed by the Company. At June 30, 1998, Cambria had assets under management of $113.1 million.

 IMPERIAL CAPITAL GROUP, LLC
   ICG is a subsidiary which the Company controls through its 60% voting and equity ownership interest. ICG was formed in July 1997. ICG, together with its subsidiaries IC and IAM, offer individual and institutional investors financial products and services. IAM is an investment advisor registered with the United States Securities and Exchange Commission, and provides investment management services to high net worth individuals and institutional clients.

  For the three and six months ended June 30, 1998, ICG generated $6.4 million and $11.0 million in investment banking revenues as compared to none for the same periods last year.

 SOUTHERN PACIFIC FUNDING CORPORATION
  SPFC is a publicly traded sub-prime mortgage banking company which originates, purchases and sells high yielding, single family sub-prime mortgage loans. Substantially all of SPFC's loans are secured by first or second mortgages on owner occupied single family residences. The majority of the originated and purchased loans are made to borrowers who do not qualify for or are unwilling to obtain financing from conventional mortgage sources. As of June 30, 1998, ICII owned 9,742,500 shares of SPFC common stock, representing 47.0% of the outstanding common stock of SPFC, which, commencing with the three months ended March 31, 1997, is reflected on the Company's consolidated balance sheet as "Investment in Southern Pacific Funding Corporation" and is accounted for pursuant to the equity method of accounting.

  Equity in the net income of SPFC for the three and six months ended June 30, 1998 was $6.8 million and $12.7 million, respectively, as compared to $6.7 million and $12.9 million for the same periods last year, which represents the Company's share of SPFC's net income based on the Company's ownership percentage.

  During the second quarter ended June 30, 1998, SPFC borrowed a maximum of $21.5 million from the Company at an interest rate of 12%. The average loan balance during the quarter was $8.0 million. The loan was repaid in full plus accrued interest on June 29, 1998. As of June 30, 1998, the Company had no loans outstanding to SPFC.

 FRANCHISE MORTGAGE ACCEPTANCE COMPANY
  FMC is a publicly traded specialty commercial finance company engaged in the business of originating and servicing loans and equipment leases to small businesses, with a primary focus on established national and regional franchise concepts. More recently, FMC has expanded its focus to include retail energy licensees (service stations, convenience stores, truck stops, car washes and quick lube businesses), funeral homes, cemeteries and golf operating businesses (golf courses and golf practice facilities). FMC originates long-term fixed and variable rate loan and lease products and sells such loans and leases either through securitizations or whole loan sales to institutional purchasers on a servicing retained basis. FMC also periodically makes equity investments or receives contingent equity compensation as part of its core lending and leasing business. In March 1998, FMC purchased Bankers Mutual, an originator of multifamily income property loans.

  During the fourth quarter of 1997, FMC completed an initial public offering of its common stock pursuant to which ICII was a selling stockholder. As a result of the Company's participation in the public offering, the Company's percentage ownership of FMC was reduced to 38.4% from 66.7%.

  Consequently, commencing with the quarter ended December 31, 1997, the financial statements of FMC are no longer consolidated with those of ICII. As of June 30, 1998, ICII owned 11,023,492 shares of FMC common stock. ICII's investment in FMC is reflected on the Company's consolidated balance sheet as "Investment in Franchise Mortgage Acceptance Company" and is accounted for
pursuant to the equity method of accounting.   Equity in the net income of FMC
for the three and six months ended June 30, 1998 was $3.8 million and $6.6 million, respectively, as compared to none for the same periods last year.

 IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.
  In October 1997, the Company completed a public offering of the common stock of ICCMIC. ICCMIC invests primarily in performing multifamily and commercial loans, mortgage-backed securities and real property investments. The Company owned 3,070,000 shares or 8.9% of the outstanding common stock of ICCMIC as of June 30, 1998.

 IMPAC MORTGAGE HOLDINGS, INC.
  Pursuant to a termination agreement entered into in December of 1997, related to the management agreement between ICAI and IMH, the Company received 2,009,310 shares of IMH common stock and certain securitization-related assets. Additionally, the Company agreed to cancel its note receivable from ICI Funding Corporation ("ICIFC"), a former subsidiary of ICII which is now known as Impac Funding Corporation and is the origination unit of IMH. The Company owned 8.4% of the outstanding common stock of IMH as of June 30, 1998.

 IMPERIAL CREDIT WORLDWIDE, LTD.
  ICW is a holding company for the Company's international finance activities and is a majority owner of Credito Imperial Argentina, a mortgage banking company conducting residential mortgage business in Argentina. ICW originated $10.1 million and $16.8 million in residential loans for the second quarter and six months ended June 30, 1998, respectively, as compared to $0 for the same periods last year.

 IMPERIAL CREDIT ADVISORS, INC.
  ICAI provides capital markets, portfolio management and research services to the Company's subsidiaries and affiliates. Prior to December 1997, ICAI oversaw the day-to-day operations of IMH pursuant to a management agreement. The asset management fees earned of $1.2 million and $2.8 million, for the three months and six months ended June 30, 1997, respectively, were solely related to ICAI providing REIT management services for Impac Mortgage Holdings, Inc. ("IMH"). For the three and six months ended June 30, 1998, ICAI did not earn asset management fees. The asset management fees earned for the prior periods were solely related to Imperial Credit Advisors, Inc ("ICAI") which provided REIT management services for Impac Mortgage Holdings, Inc. ("IMH") until December 1997.

SECURITIZATION TRANSACTIONS AND LOAN SALES

  During the quarter ended June 30, 1998, the Company sold $93.4 million of commercial and multifamily loans to ICCMIC and securitized $31.2 million of leases originated by Imperial Business Credit, Inc. ("IBC"), generating gains of $1.9 million and $1.1 million, respectively.

  During the quarter ended June 30, 1997, the Company securitized $379.3 million of loans and leases originated by SPB's income property division, FMC and IBC. Excluding loans securitized by FMC, the Company securitized $220.7 million of loans and leases for the quarter ended June 30, 1997.

  The decrease in securitization transactions is consistent with the Company's objective of becoming less reliant on gain on sale as a source of revenue. Gain on sale of loans and leases decreased to $3.3 million and $8.8 million during the second quarter and six months ending June 30, 1998, respectively, from $28.6 million and $37.2 million for the same periods last year. The decrease in gain on sale of loans and leases was primarily attributable to the deconsolidation of FMC. Gain on sale of loans and leases decreased to 6% and 9% of total revenues during the quarter and six months ended June 30, 1998, as compared to 50% and 38% for the same periods last year, respectively.

  During the six months ended June 30, 1998, the Company completed loan and lease securitizations totaling $66.7 million as compared to $477.2 million for the same periods last year. During the six months ended June 30, 1998, the Company through its SPB subsidiary sold $190.0 million in multi family and commercial mortgages to ICCMIC as compared to $0 for the same period last year.

  The Company has retained interests in loan and lease securitizations representing the excess of the total amount of loans sold in the securitization over the amounts represented by interests in the security sold to investors. The retained interests in the loan and lease securitizations were $53.2 million and $43.1 million at June 30, 1998 and December 31, 1997, respectively. The increase in retained interests in the loan and lease securitizations were primarily attributable to lease securitizations at IBC during the six months ended June 30, 1998.


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

  In connection with its diversification strategy, the Company believes that lower cost financing is available through credit lines, repurchase facilities, whole loan sales and securitization programs established by IBC and SPB.


  The Company continues to rely on FDIC insured deposits generated by SPB and third party warehouse lines of credit and securitizations. At June 30, 1998, SPB had total deposits of approximately $1.5 billion (excluding deposits of ICII maintained with SPB).

  ICII and its subsidiaries had various revolving warehouse lines of credit available at June 30, 1998, as follows:

                                           INTEREST                                      INDEX
                                           --------                                      -----
                                             RATE      COMMITMENT    OUTSTANDING     (BASIS POINTS)     EXPIRATION DATE
                                          ----------   -----------   -----------    -----------------   -----------------
                                                                      (DOLLARS IN THOUSANDS)
Greenwich Capital Financial (AMN)......        7.00%      $100,000      $ 15,997    Libor plus 135         March 9, 1999
Core States (IBC)......................        7.86%        30,000         7,256    Libor plus 220       October 6, 1998
Morgan Stanley (SPB)...................        6.16%       200,000        96,000    Libor plus 50        October 1, 1998
                                                          --------      --------
                                                          $330,000      $119,253
                                                          ========      ========

                             RESULTS OF OPERATIONS

              THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO
                    THREE AND SIX MONTHS ENDED JUNE 30, 1997


  The Company's consolidated net income for the three and six months ended June 30, 1998 increased to $16.3 million and $29.2 million or $0.40 and $0.71 diluted income per share as compared to $14.1 million and $21.1 million or $0.35 and $0.52 diluted income per share for the same period last year. Net income for the first six months of 1997 includes an extraordinary item of $4.0 million or $0.10 per diluted share representing a loss on the Company's early retirement of debt. Basic consolidated net income per share for the three and six months ended June 30, 1998 was $0.42 and $0.75 per basic share as compared to $0.37 and $0.55 per basic share for the same period last year. The increase in net income for the three months ending June 30, 1998 is primarily attributable to an increase in net interest income, loan servicing income, investment banking fees, partially offset by a decrease in the Company's equity ownership in FMC's earnings. The Company's ownership in FMC's common stock as of June 30, 1998 was 38.4% as compared to 66.7% for the same period last year.

  The increase in net income for the six months ending June 30, 1998 is primarily attributable to an increase in net interest income, loan servicing income, investment banking fees, equity in the earnings of FMC, and lower provision for loan and lease losses, partially offset by increases in total expenses related to continued growth and increased activities at the Company's new business lines of Imperial Capital Group, LLC, and Imperial Credit Commercial Asset Management Corporation.

RETURN ON EQUITY
  Return on equity ("ROE") was 19.2% and 17.5% for the three months and six months ending June 30, 1998, as compared to ROE of 22.0% and 20.1% for the same periods last year. The Company's strong capital position provides it with excellent opportunities to reduce risk and improve corporate performance and profitability in the future through opportunistic acquisitions and future capital redeployment opportunities.

DECONSOLIDATION OF FMC
  During the fourth quarter of 1997, the Company reduced its ownership percentage in FMC from 66.7% to 38.4% through an initial public offering of FMC common stock. The income from FMC is accounted for by the equity method of accounting beginning with the quarter ended December 31, 1997. For the three and six months ended June 30, 1998, the equity in net income of FMC was $3.8 million
and $6.6 million, respectively.   As a result of the deconsolidation of FMC,
gain on sale of loans, net interest income, other income and, general and administrative expenses are not comparable to the prior year. Therefore, the following income statements present gain on sale of loans, net-interest income, other income and general and administrative expenses for the Company as if FMC had been accounted for as an equity investment for all periods presented.

                                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                             JUNE 30,                 JUNE 30,
                                                                       ----------------------   ---------------------
                                                                         1998       1997            1998       1997
                                                                       --------   --------        ---------  --------
REVENUE:
  Gain on sale of loans and leases..................................    $ 3,273    $ 8,737        $  8,845    $17,013
                                                                        -------    -------        --------    -------

  Interest income...................................................     59,864     49,421         113,503     95,291
  Interest expense..................................................     29,851     26,428          57,446     52,133
                                                                        -------    -------        --------    -------
     Net interest income............................................     30,013     22,993          56,057     43,158
  Provision for loan and lease losses...............................      3,450      5,736           7,300      8,606
                                                                        -------    -------        --------    -------
  Net interest income after provision for loan and lease losses.....     26,563     17,257          48,757     34,552
                                                                        -------    -------        --------    -------
  Other income:
    Loan servicing income...........................................      4,055      1,434           8,083      2,074
    Equity in net income of Southern Pacific Funding Corp...........      6,764      6,678          12,739     12,931
    Equity in net income of Franchise Mortgage Acceptance Company...
                                                                          3,817     11,170           6,586      9,310
    Investment banking fees.........................................      6,433         --          10,968         --
    Management fees.................................................      1,575      1,238           2,780      2,816
    Gain on sale of Southern Pacific Funding Corporation stock......         --         --              --      4,306
    Other income....................................................      2,232        874           4,380      1,550
                                                                        -------    -------        --------    -------
  Total other income................................................     24,876     21,394          45,536     32,987
                                                                        -------    -------        --------    -------
  Total revenue.....................................................     54,712     47,388         103,138     84,552
                                                                        -------    -------        --------    -------
EXPENSES:
  Personnel expense.................................................     15,519     10,366          31,773     18,439
  Amortization of servicing rights..................................        360        206             701        225
  Occupancy expense.................................................      1,482        822           3,028      1,613
  Data processing expense...........................................        410        342             903        762
  Net (income) expenses of other real estate owned..................        288      3,480             (71)     4,237
  General, administrative and other expense.........................     10,889      9,315          20,224     16,329
                                                                        -------    -------        --------    -------
     Total expenses.................................................     28,948     24,531          56,558     41,605
                                                                        -------    -------        --------    -------
  Income before income taxes, minority interest and extraordinary
   item.............................................................     25,764     22,857          46,580     42,947

  Income taxes......................................................      9,360      8,784          17,184     17,842
  Minority interest in income of consolidated subsidiaries..........        142         --             234         --
                                                                        -------    -------        --------    -------
  Income before extraordinary item..................................     16,262     14,073          29,162     25,105
   Extraordinary item--Loss on early extinguishment of debt, net of          --         --              --     (3,995)
    income taxes....................................................    -------    -------        --------    -------
     Net income.....................................................    $16,262    $14,073        $ 29,162    $21,110
                                                                        =======    =======        ========    =======

REVENUES

GENERAL
  Total revenues for the Company during the second quarter ended June 30, 1998 were $54.7 million as compared to $57.5 million reported for the same period in 1997. After adjusting the three months ended June 30, 1997 as if the deconsolidation of FMC occurred on January 1, 1997, total revenues increased by 15% to $54.7 million as compared to $47.4 million for the same period last year.

  Total revenues for the six months ended June 30, 1998 were $103.1 million, as compared to $97.8 million for the same period last year. Excluding the gains on the sale of SPFC stock for the six month periods ended June 30, 1997 and adjusting the six months ended June 30, 1997 as if the deconsolidation of FMC occurred on January 1, 1997, total revenues increased by 29% to $103.1 million from $80.2 million, respectively.

GAIN ON SALE/LOAN & LEASE SECURITIZATION AND SALES
  Consistent with the Company's objective of becoming less reliant on gain on sale as a source of revenue, gain on sale of loans and leases decreased $25.3 million to $3.3 million during the second quarter of 1998 from $28.6 million for the same period last year. Gain on sale of loans and leases consists primarily of gains recorded upon the sale of loans and leases, net of associated expenses, and to a lesser extent, fees received on the origination of loans, and fees received for commitments to fund loans. Gain on sale of loans decreased $28.4 million to $8.8 million for the six months ended June 30, 1997 from $37.2 million for the same period last year, primarily as a result of the deconsolidation of FMC and lower volume of securitizations at SPB.

  During the three and six months ended June 30, 1998, the Company sold $93.4 million and $190.0 million of commercial and multifamily loans to ICCMIC, and securitized $31.2 million and $66.7 million of leases originated by IBC, generating gains of $1.9 million and $5.7 million, and $1.1 million and $2.7 million, respectively.

  During the three and six months ended June 30, 1997, the Company securitized $379.3 million and $477.2 million of loans and leases. Excluding loans securitized by FMC, the Company securitized $220.7 million of loans and leases for the quarter ended June 30, 1997.


TOTAL INTEREST INCOME
  For the three and six months ended June 30, 1998, total interest income increased to $59.9 million and $113.5 million, respectively, from $55.4 million and $104.6 million for the same periods last year. The increase in total interest income is primarily attributable to increases in yield as well as the outstanding average balance on interest-earning assets. The increase in the average yield on interest-earning assets in 1998 is primarily attributable to increases in the average yields on loans held for investment and sale reflecting a more diversified and higher-yielding mix of loan products relative to 1997. The comparison of total interest income for the three months ended June 30, 1998 and 1997 is also impacted by the deconsolidation of FMC. Excluding FMC's interest income for the three and six months ended June 30, 1997, total interest income would have been $49.4 million and $95.3 million as compared to the consolidated interest income of $55.4 million and $104.6 million for the three and six months ended June 30, 1998, respectively.

TOTAL INTEREST EXPENSE
  For the three months and six months ended June 30, 1998, total interest expense decreased to $29.9 million and $57.4, respectively, million as compared to $31.7 million and $60.1 million for the same periods last year. The decrease in interest expense was attributable to a decrease in other borrowings resulting from the deconsolidation of FMC, which was partially offset by increases in interest on deposits and long term debt. The increase in interest on deposits and long term debt was attributable to the increase in deposits at SPB in 1998 and the interest expense related to the issuance of $70 million of Remarketed Par Securities in June of 1997. Excluding FMC's interest expense for the three and six months ended June 30, 1997, total interest expense would have been $26.4 million and $52.1 million as compared to the consolidated interest expense of $29.9 million and $57.4 million for the three and six months ended June 30, 1998, respectively.

PROVISION FOR LOAN AND LEASE LOSSES
  The provision for loan and lease losses was $3.5 million and $7.3 million for the three and six months ended June 30, 1998, respectively, as compared to $5.7 million and $8.6 million for the same periods last year. The decrease in the loan and lease loss provision for the three and six months ended June 30, 1998 was primarily the result of the decrease in both nonaccrual loans and net charge-offs to average loans held for investment. At June 30, 1998, nonaccrual loans declined to $63.9 million as compared to $70.6 million at December 31, 1997 or 3.9% and 5.4% of gross loans held for investment, respectively. Additionally, excluding net charge-offs of $13.7 million and $102,000 at AMN for the six months ended June 30, 1998 and 1997, net charge-offs were $4.3 million and $7.3 million, respectively.

LOAN SERVICING INCOME
  Loan servicing income for the three and six months ended June 30, 1998 was $4.1 million and $8.1 million, respectively, as compared to $2.2 million and $3.5 million for the same periods last year. The increase in loan servicing income was primarily attributable to a decrease in servicing related expenses associated with the Company's former residential mortgage banking loan portfolio and an increase in the average outstanding balance of loans and leases serviced for others at SPB, IBC and AMN.

EQUITY IN NET INCOME OF SPFC
  Equity in the net income of SPFC for the three and six months ended June 30, 1998 was $6.8 million and $12.7 million, respectively, as compared to $6.7 million and $12.9 million for the same periods last year, which represents the Company's share of SPFC's net income based on the Company's ownership percentage. At June 30, 1997 and 1998, the Company's ownership percentage in SPFC was 47.0%. The Company accounts for its investment in SPFC using the equity method.

EQUITY IN NET INCOME OF FMC
  Equity in the net income of FMC for the three and six months ended June 30, 1998 was $3.8 million and $6.6 million, respectively, as compared to $0 for the same periods last year, which represents the Company's share of FMC's net income based on the Company's ownership percentage. The increase in the equity in net income of FMC is due to the difference in accounting methods used for the Company's investment in FMC at June 30, 1998 and 1997. At June 30, 1998, the Company's ownership percentage in FMC was 38.4%, and accordingly, the Company accounted for its investment in FMC using the equity method. During the first quarter and six months ended June 30, 1997, FMC was a 66.67% owned consolidated subsidiary of the Company, which contributed pre-tax earnings to the Company of $11.2 million and $9.3 million, respectively.

INVESTMENT BANKING FEES
  Investment banking fees were $6.4 million and $11.0 million for the three and six months ended June 30, 1998, respectively, compared to $0 for the same periods last year. During the fourth quarter of 1997, the Company capitalized a new subsidiary, ICG, which includes a registered broker/dealer and an asset management company offering individual and corporate investors a wide range of financial products and services. The investment banking fees consist of fees related to equity, debt offerings and brokerage commissions.

GAIN ON SALE OF SPFC STOCK
  During the three and six months ended June 30, 1998, the Company did not sell any shares of its common stock ownership in SPFC. During the first quarter of 1997, the Company sold 370,000 shares of SPFC common stock at $16.63 per share generating net proceeds of $6.2 million and a gain of $4.3 million.


EXPENSES

  Total expenses for the Company during the second quarter of 1998 were $28.9 million as compared to $29.1 million for the same period last year. For the six months ending June 30, 1998 total expenses were $56.6 million as compared to $50.2 million reported for the same period last year. Excluding the expenses of the FMC deconsolidation, expenses for the three and six month periods ended June 30, 1997 were $24.5 million and $41.6 million, respectively.

  The increase in total expenses for the three and six months periods ended June 30, 1998 was attributable to continued growth and increased activities at the Company's new business lines including Imperial Capital Group, LLC, and Imperial Credit Commercial Asset Management Corporation. Total expenses from ICG and from the Company's other startup asset management operations were $5.3 million and $10.1 million for the three and six months ended June 30, 1998 as compared to none for the same periods last year.

PERSONNEL EXPENSE
  Personnel expense increased to $15.5 million and $31.8 million for the three and six months ended June 30, 1998, respectively, as compared to $12.4 million and $23.1 million for the same periods of the previous year. This increase was primarily the result of growth and increased activities at the Company's new business lines, including ICG, ICW and ICCAMC.

AMORTIZATION OF SERVICING RIGHTS
  Amortization of servicing rights increased to $360,000 and $701,000 for the three and six months ended June 30, 1998 as compared to $206,000 and $225,000 for the same periods last year. The increase was primarily the result of an increased balance of servicing rights retained from recent loan sales and securitizations at SPB.

OCCUPANCY EXPENSE
  Occupancy expense increased to $1.5 million and $3.0 million for the three and six months ended June 30, 1998, respectively, as compared to $983,000 and $1.9 million for the same periods of the previous year. The increase is primarily attributable to the Company's acquisition and expansion activities throughout 1997 and during the first six months of 1998.

NET INCOME/EXPENSES OF OTHER REAL ESTATE OWNED
  During the second quarter of 1998 expenses from OREO operations were $288,000 as compared to $3.5 million for the same period last year. For the six months ended June 30, 1998, the Company generated income of $71,000 as compared to expenses of $4.2 million. The decrease in expenses primarily resulted from a lower level of losses and write-downs related to the sale of properties from the Company's former mortgage banking operations.

OTHER EXPENSES
  All other expenses (including data processing, professional services, FDIC insurance premiums, telephone and other communications, amortization of goodwill and general and administrative expense) for the three and six months ended June 30, 1998 totaled $11.3 million and $21.1 million, respectively, as compared to
$12.0 million and $20.7 million for the same periods last year.    The
comparison of other expenses for the first quarter 1998 and 1997 is also impacted by the deconsolidation of FMC. Excluding FMC's total other expenses for the three and six months ended June 30, 1997, other expenses would have been $9.7 million and $17.1 million, respectively, as compared to the consolidated total expenses of $11.3 million and $21.1 million. This increase reflects the Company's acquisition and expansion activities.

MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARIES
  The Company's minority interest in income of consolidated subsidiaries was $142,000 and $234,000 for the three and six months ended June 30, 1998, respectively, as compared to $4.5 million and $4.7 million for the same periods last year. The minority interest in income of consolidated subsidiaries for the three and six months ended June 30, 1998 is attributable to the Company's 60% ownership in ICG. The minority interest in income of consolidated subsidiaries for the same period last year was attributable to the Company's 66.7% ownership in FMC. The comparison of the Company's minority interest in income of consolidated subsidiaries for the three and six months ended June 30, 1998 and 1997 is impacted by the deconsolidation of FMC. Excluding the Company's minority interest in income of FMC for the three and six months ended June 30, 1997, total minority interest in income of consolidated subsidiaries would have been $0 when compared to $142,000 and $234,000 for the current periods presented.

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


ASSET QUALITY

LOAN LOSS PROVISION AND NONACCRUAL LOANS AND LEASES
  As a result of the growth in the loan portfolio and the change in its product mix, the Company continued to add to the allowance for loan and lease losses. The provision for loan and lease losses was $3.5 million and $7.3 million for the second quarter and six months ended June 30, 1998, respectively, as compared to $5.7 million and $8.6 million for the same periods last year. The decrease in the loan and lease loss provision for the second quarter of 1998 was primarily the result of the decrease in nonaccrual loans. Nonaccrual loans and leases as of June 30, 1998 decreased to $63.9 million from $70.6 million at December 31, 1997, or 3.9% and 5.4% of gross loans held for investment, respectively.

  The balance of nonaccrual loans relating to the former mortgage banking operations included $5.9 million and $6.9 million of loans at June 30, 1998 and December 31, 1997, respectively. The Company periodically reviews the allowance for loan and lease losses in connection with the overall loan and lease portfolio. Based on the Company's charge-off experience and relatively stable balance of nonaccrual loans, management believes the current balance of the allowance for loan and lease losses is sufficient in relation to the amount of risk in the loan and lease portfolio. The Company's activity in the allowance for loan and lease losses was as follows:

                                                                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                       ---------------------------------------
                                                                                              1998                 1997
                                                                                       ------------------   ------------------
                                                                                                   (IN THOUSANDS)
   Beginning balance as of December 31, 1997 and 1996...........................            $ 38,047              $19,999
   Provision for loan and lease losses..........................................               7,300                8,606
   Business acquisitions and bulk loan purchases................................                  --                4,864
   Sale of Leases...............................................................                  --                 (900)
   Deconsolidation of ICIFC.....................................................                  --                 (687)
                                                                                            --------              -------
                                                                                              45,347               31,882
                                                                                            --------              -------

  LOANS CHARGED OFF:
   Mortgage.....................................................................              (1,157)              (1,826)
   Multifamily..................................................................                  --                 (420)
   Commercial...................................................................                 (28)                (780)
   Leases.......................................................................                (830)              (3,567)
   AMN auto loans...............................................................             (13,716)                (102)
   Other consumer...............................................................              (3,635)              (1,274)
                                                                                            --------              -------
   Total........................................................................             (19,366)              (7,969)
                                                                                            --------              -------

  Recoveries on loans previously charged off:
   Mortgage.....................................................................                 143                   50
   Multifamily..................................................................                 142                   --
   Commercial...................................................................                  36                   --
   Leases.......................................................................                 648                  425
   Consumer.....................................................................                 321                  132
                                                                                            --------              -------
   Total........................................................................               1,290                  607
                                                                                            --------              -------
   Net charge-offs..............................................................             (18,076)              (7,362)
                                                                                            --------              -------
   Ending balance as of June 30, 1998 and 1997..................................            $ 27,271              $24,520
                                                                                            ========              =======

  Net charge-offs increased to $18.1 million for the six month period ended June 30, 1998 as compared to $7.4 million for the same period last year. The increase was primarily related to charge-offs of auto and consumer loans at AMN and SPB. Excluding net charge-offs of AMN loans, total net charge-offs decreased to $4.4 million for the six months ended June 30, 1998 as compared to $7.3 million for the same period last year. See "--Subsequent Event--describing AMN's discontinued operations disclosure.

Loans held for investment consisted of the following at June 30, 1998 and December 31, 1997:

                                                                         JUNE 30, 1998           DECEMBER 31, 1997
                                                                         -------------           -----------------
                                                                                     (IN THOUSANDS)
Loans secured by real estate:
Single Family 1-4...........................................               $  169,325                $  244,588
Multi-Family................................................                   43,265                    17,261
Commercial..................................................                    7,158                     1,085
                                                                           ----------                ----------
                                                                              219,748                   262,934
Leases......................................................                    4,446                     7,745
Installment loans...........................................                  244,218                   129,595
Auto Marketing Network, Inc. auto loans.....................                   14,883                    25,324
Franchise loans.............................................                   67,042                    62,219
Asset based loans...........................................                  586,754                   484,832
Loan participations.........................................                  292,517                   196,339
Mortgage warehouse lines....................................                  174,953                   122,488
Commercial..................................................                   32,244                    26,055
                                                                           ----------                ----------
  Total.....................................................                1,636,805                 1,317,531
Unearned income.............................................                  (13,322)                   (7,850)
Deferred loan fees..........................................                   (8,727)                   (4,916)
                                                                           ----------                ----------
  Total.....................................................                1,614,756                 1,304,765
Allowance for loan and lease losses.........................                  (27,271)                  (38,047)
                                                                           ----------                ----------
  Total.....................................................               $1,587,485                $1,266,718
                                                                           ==========                ==========

  The Company's loans held for investment are primarily comprised of first and second lien mortgages secured by residential and income producing real property in California, leases secured by equipment, asset based loans to middle market companies mainly in California, participations in commercial loan syndications and loans to experienced franchisees of nationally recognized restaurant concepts. The increase in loans held for investment was primarily attributable to loan originations at SPB's Coast Business Credit, Loan Participation and Investment Group, and Consumer Credit divisions. Additionally, SPB's acquisition of PrinCap Mortgage Warehouse Inc. during the fourth quarter of 1997 contributed to the increase in loans held for investment.

  The Company's allowance for loan and lease losses decreased to $27.3 million as compared to $38.0 million at December 31, 1997. The allowance for loan and lease losses as a percentage to non-accruing loans was 42.7% at June 30, 1998 as compared to 53.9% at December 31, 1997. The decrease was primarily attributable to net charge-offs of AMN loans and a decrease in non-accrual loans during the six months ended June 30, 1998.

  As a result, the loan portfolio has a high concentration in the same geographic region. Although the Company has a diversified portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economy of California.

NONPERFORMING ASSETS ("NPA")

  The Company's NPA's consist of non-accruing loans, OREO and repossessed property. Total NPA's were $72.4 million as of June 30, 1998 as compared to $90.5 million at December 31, 1997. Total NPA's as a percentage of loans, OREO and repossessed assets were 3.97% at June 30, 1998, as compared to 6.04% at December 31, 1997. The Company's NPA's as a percentage of loans, OREO and repossessed assets at AMN, former mortgage banking operations and all other lending activities were 2.97%, 24.13% and 43.31% at June 30, 1998, as compared to 3.52%, 52.51% and 69.88% at December 31, 1997. The decrease in NPA's as a percentage of loans, OREO and repossessed assets was mainly attributable to loan charges-offs and sales of OREO properties during the six months ended June 30, 1998.

  The following table sets forth the amount of non performing assets attributable to the Company's other lending activities, former mortgage banking operations and AMN.

                                                     JUNE 30, 1998                                  DECEMBER 31, 1997
                             --------------------------------------------------------------   ------------------------------
                                                FORMER            AUTO                           FORMER            AUTO
                             -------------   -------------   --------------                   -------------   --------------
                               ALL OTHER       MORTGAGE        MARKETING        ALL OTHER       MORTGAGE        MARKETING
                             -------------   -------------   --------------   -------------   -------------   --------------
                                LENDING         BANKING       NETWORK, INC       LENDING         BANKING      NETWORK, INC.
                             -------------   -------------   --------------   -------------   -------------   --------------
                              ACTIVITIES      OPERATIONS       OPERATIONS      ACTIVITIES      OPERATIONS       OPERATIONS
                             -------------   -------------   --------------   -------------   -------------   --------------
                                                                 (Dollars in thousands)
Nonaccrual loans:
 One to four family.......    $   24,897       $ 5,852          $    --        $   27,573        $ 6,874         $    --
 Commercial property......         8,552            --               --             5,058             --              --
 Multi-family property....         2,417            --               --             1,837             --              --
 Leases and installment...        10,196            --           11,976             6,608             --          22,681
                              ----------       -------          -------        ----------        -------         -------
Total nonaccrual loans....        46,062         5,852           11,976            41,076          6,874          22,681
                              ----------       -------          -------        ----------        -------         -------
OREO:
 One to four family.......         5,702         1,080               --             2,552          5,774              --
 Commercial property......           540            --               --             2,526             --              --
 Multi-family property....            --            --               --                53             --              --
                              ----------       -------          -------        ----------        -------         -------
Total OREO................         6,242         1,080               --             5,131          5,774              --
                              ----------       -------          -------        ----------        -------         -------
Repossessed property:
 Equipment held for sale..            47            --               --             4,437             --              --
 Repossessed vehicles.....            --            --            1,114                --             --           4,563
                              ----------       -------          -------        ----------        -------         -------
Total repossessed property            47            --               --             4,437             --              --
                              ----------       -------          -------        ----------        -------         -------
Total NPAs................    $   52,351       $ 6,932          $13,090        $   50,644        $12,648         $27,244
                              ==========       =======          =======        ==========        =======         =======

Total loans, OREO and
 repossessed property.....    $1,765,194       $28,733          $30,221        $1,436,932        $24,087         $38,989

Total NPA's as a
 percentage of loans,
 OREO and repossessed
 property.................          2.97%        24.13%           43.31%             3.52%         52.51%          69.88%

  There are no loans over 90 days past due accruing interest at June 30, 1998 or December 31, 1997, respectively.

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

TOTAL RATE OF RETURN SWAPS
  The Company has entered into total rate of return swap contracts for investment purposes with various investment bank counterparties, the provisions of which entitle the Company to receive the total return on various commercial loans in exchange for a floating payment of one month LIBOR plus a spread. As of June 30, 1998, the Company is party to total rate of return swap contracts with a total notional amount of $292.7 million, under which the Company was obligated to pay one month LIBOR plus a weighted average spread of 1.83%. The weighted average remaining life of these contracts was 36.1 months as of June 30, 1998. These contracts are off-balance sheet instruments. For the three and six months ended June 30, 1998, the Company recognized $1.1 million and $2.1 million, respectively, of interest income on total return swaps as compared to $294,000 and $739,000 for the same periods last year.

INFLATION

  The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with Generally Accepted Accounting Principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Inflation affects the Company primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for loans and a borrower's ability to qualify for mortgage financing in a purchase transaction may be adversely affected. During periods of decreasing interest rates borrowers are more likely to refinance their existing loans, which may negatively impact the Company's investments in securitization related assets and interest-only securities.

REGULATORY MATTERS

SPB'S CAPITAL RATIOS
  The following table presents SPB's actual capital ratios and the corresponding minimum and well capitalized capital ratio requirements under the (i) California Leverage limitation, (ii) FDIC Risk-based Capital and Tier 1 Capital regulations and (iii) the FDIC Leverage ratio regulation as of June 30, 1998.

                                                                                                   MINIMUM
                                                                        MINIMUM               WELL CAPITALIZED
                                             ACTUAL                   REQUIREMENT                REQUIREMENT
                                             ------                   -----------                -----------
                                      AMOUNT        RATIO         AMOUNT        RATIO        AMOUNT         RATIO
                                      ------        -----         ------        -----        ------         -----
                                                        (IN THOUSANDS EXCEPT FOR RATIO DATA)
California Leverage Limitation...    $173,338       11.42%       $ 75,868       5.00%       $     --          --%
Risk-based Capital...............     211,987       10.24%        165,490       8.00%        206,863       10.00%
Risk-based Tier 1 Capital........     153,247        7.40%         82,745       4.00%        124,118        6.00%
FDIC Leverage Ratio..............     153,247        9.09%         67,383       4.00%         84,229        5.00%

LIQUIDITY AND CAPITAL RESOURCES

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

  The Company has financed its activities through warehouse lines of credit and repurchase facilities with financial institutions, equity and debt offerings in the capital markets, deposits or borrowings at SPB, dividends from SPB, and securitizations. The Company believes that such sources will be sufficient to fund the Company's liquidity requirements for the foreseeable future. There can be no assurance that the Company will have access to the capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to fund its future growth. The ability of SPB to dividend funds to the Company is subject to regulatory restrictions.

  SPB obtains the necessary liquidity to fund its own lending activities through deposits and, if necessary through borrowings from the FHLB. At June 30, 1998 and December 31, 1997, SPB had available lines of credit from the FHLB equal to $23.0 million and $45.8 million, respectively. The FHLB advances are secured by the investment in stock of FHLB and certain real estate loans with a carrying value of $67.0 million and $228.5 million at June 30, 1998 and December 31, 1997, respectively. The highest FHLB advance outstanding during the quarter ending June 30, 1998 was $34.5 million, with an average outstanding balance of $24.7 million. The outstanding balance of FHLB advances was $20.0 million at June 30, 1998. Since December 31, 1991, SPB has increased its deposits as necessary so that deposits, together with cash, liquid assets and FHLB borrowings have been sufficient to provide the funding for its loans held for sale and investment. SPB's deposit portfolio which consists mostly of certificate accounts increased to $1.5 billion as of June 30, 1998 as compared to $1.2 billion at December 31, 1997.

  SPB has been able to acquire new deposits through its local marketing strategies as well as domestic money markets. Additionally, SPB maintains liquidity in the form of cash and interest bearing deposits with financial institutions. The Company tracks on a daily basis all new loan applications by office and, based on historical closing statistics, estimates expected fundings. Cash management systems at SPB allow SPB to anticipate both funding and sales and adjust deposit levels and short-term investments against the demands of the Company's lending activities. SPB also has a $200.0 warehouse line of credit available from Morgan Stanley, with a balance outstanding of $96.0 million at June 30, 1998

  In addition to warehouse lines of credit and SPB borrowings, the Company has also accessed the capital markets to fund its operations. In the second quarter of 1992, the Company completed its initial public offering of 8,750,211 shares, raising net proceeds of $15.9 million. In April 1996, the Company completed a stock offering of 4,879,808 shares of its common stock at $13.00 per share generating net proceeds of $59.2 million.

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

  During the second quarter ended June 30, 1998, SPFC borrowed a maximum of $21.5 million from the Company at an interest rate of 12%. The average loan balance during the quarter was $8.0 million. The loan was repaid in full plus accrued interest on June 29, 1998. As of June 30, 1998, there were no loans outstanding to SPFC.


SUBSEQUENT EVENTS

  On July 31, 1998, the Company announced AMN's decision to discontinue its auto lending operations. As of June 30, 1998, AMN's operations reflected a net loss of $1.8 million. AMN's near term activities will be limited to the disposition of the remaining loans and residual interests in securitizations effected with previously originated loans. Effective as of August 1, 1998, AMN and ICII retained an unrelated third party to perform all of the AMN auto loan servicing and collection obligations. Management anticipates that the bulk of the discontinued assets, consisting of the loans and residual interests in securitizations, will be sold within one year.

  The Company will take an after-tax charge of $7.1 million for the quarter ending September 30, 1998 related to the discontinuation of AMN's operations. Additionally, AMN will be recording a $1.5 million net operating loss for the month of July 1998.

AMN's revenue, expenses, and net income (loss) were as follows: (In thousands)

                              THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                              ---------------------------                    -------------------------
                              1998                   1997                   1998                   1997
                              ----                   ----                   ----                   ----
Revenue                      $2,908                 $3,345                 $3,845                 $4,424
Expenses                      3,190                  4,979                  6,865                  5,740
Net income (loss)              (142)                (1,084)                (1,843)                  (766)

  On July 13, 1998, the Company announced the acquisition of all of the outstanding shares of the capital stock of Statewide Documentation, Inc.("SDI"), a company providing loan documentation preparation, loan closing, notary and recording services and marketing of insurance products, for 236,302 shares of ICII common stock.

  The Company granted the former holders of the SDI capital stock certain registration rights covering the ICII Shares. The acquisition will be recorded using the purchase method of accounting. The purchase price was allocated to the net assets acquired based on their fair value and goodwill of approximately $4.7 million will be recorded. In connection with this transaction, Paul Lipson, the President of SDI and one of the former holders of the SDI capital stock, entered into a three year employment contract with ICII to be President and Chief Executive Officer of SDI.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------
  Belch v. Imperial Credit Industries, Inc., San Diego County Superior Court Case No. 718817.

  On April 22, 1998, the Company was served with an alleged class action complaint filed in the Superior Court of San Diego County, California by plaintiff Michael Belch. Plaintiff seeks to represent a class of individuals who, since March 1994, requested, obtained and were charged fees for both loan payoff statements and corporate, recording and other fees incurred in the early repayment of mortgage loans where the borrowers were obtaining refinancing from other lenders. The complaint alleges, on behalf of the purported class, that the fees charged were unauthorized, oppressive, unreasonable or in violation of applicable statute and seeks monetary damages according to proof. The case involves the discontinued mortgage banking operations of the Company. The Company is actively defending this case.

  Fortune Mortgage, etc., et. al. v. Imperial Credit Industries, Inc., Imperial Credit Mortgage Holdings, Inc., ICI Funding Corp., Imperial Warehouse Lending Group, Inc. William Ashmore, Edward Pollard, Wayne Snavely, and Joseph Tomkinson, Orange County Superior Court Case No. 776153

  Reference is made to the discussion of the above-referenced legal proceedings contained in the Company's Form 10-K for the year ended December 31, 1997 under
Part I, Item 3,"Legal Proceedings." The lawsuit was resolved in June 1998. The terms of the resolution are confidential, however, such resolution will not have a material impact on the Company's financial position or results of operations.


ITEM 2.  Changes in Securities
         ---------------------
                 None
ITEM 3.  Defaults in securities
         ----------------------
                 None
ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The 1998 Annual Meeting of Stockholders was held on June 24, 1998.

PROPOSAL 1.  Election of Board of Directors to serve for the ensuing year

                                       FOR               WITHHELD
                                       ---               --------
H.Wayne Snavely                     31,713,737            589,666
Kevin Villani                       31,713,539            589,864
Stephan J. Shugerman                31,713,737            589,666
G. Louis Graziadio, III             31,713,737            589,666
James Clayburn La Force Jr          31,713,737            589,666
Perry Lerner                        31,713,737            589,666
Robert Muehlenbeck                  31,713,737            589,666
Joseph Tomkinson                    31,710,082            589,321

PROPOSAL 2.  To consider and act upon a proposal to ratify the appointment of
             KPMG Peat Marwick LLP as the independent accountants of the Company for the year ending December 31, 1998

     FOR             AGAINST           ABSTAIN
     ---             -------           -------
  32,288,145          11,308            3,950

PROPOSAL 3.  To approve the Executive Performance Compensation Plan

     FOR             AGAINST           ABSTAIN
     ---             -------           -------
  32,170,548         116,141           16,714

ITEM 5.  Other Information
         -----------------
                 None

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         The registrant filed the following report on Form 8-K dated August 14, 1998.

         On July 13, 1998, the Company announced the acquisition of all of the outstanding shares of the capital stock of Statewide Documentation, Inc., ("SDI"), a company providing loan documentation preparation, loan closing, national notary and recording services and marketing of insurance products, for 236,302 shares of ICII common stock (the "ICII Shares"). The Company granted the former holders of the SDI capital stock certain registration rights covering the ICII Shares. The acquisition will be recorded using the purchase method of accounting. The purchase price was allocated to the net assets acquired based on their fair value and goodwill of approximately $4.7 million will be recorded. In connection with this transaction, Paul Lipson, the President of SDI and one of the former holders of the SDI capital stock, entered into a three year employment contract with ICII to be President and Chief Executive Officer of SDI.

         On July 31, 1998, Imperial Credit Industries, Inc. (the "Company" and "ICII") announced that the operations of its wholly owned subsidiary, Auto Marketing Network, Inc. ("AMN") were being discontinued. AMN's near term activities will be limited to the disposition of the remaining loans and residual interests in securitizations effected with previously originated loans. Effective as of August 1, 1998, AMN and ICII retained an unrelated third party to perform all of the AMN auto loan servicing and collection obligations. Management anticipates that the bulk of the discontinued assets, consisting of the loans and residual interests in securitizations, will be sold within one year.

         The Company will take an after-tax charge of $7.1 million for the quarter ending September 30, 1998 related to the discontinuation of AMN's operations. Additionally, AMN will be recording a $1.5 million net operating loss for the month of July 1998.

                               ITEM 6 EXHIBIT-11
                        IMPERIAL CREDIT INDUSTRIES, INC.
              STATEMENT REGARDING COMPUTATION OF EARNING PER SHARE
                                 (IN THOUSANDS)

                                                                        QUARTER      QUARTER     SIX MONTHS   SIX MONTHS
                                                                         ENDED        ENDED        ENDED        ENDED
                                                                        JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                                          1998         1997         1998         1997
                                                                          ----         ----         ----         ----
Income before extraordinary items                                       $16,262      $14,073      $29,162      $25,105
                                                                        -------      -------      -------      -------
Extraordinary item  Early extinguishment of debt,
        net of income taxes                                            --           --           --             (3,995)
                                                                        -------      -------      -------      -------
Net income                                                              $16,262      $14,073      $29,162      $21,110
                                                                        =======      =======      =======      =======
Weighted -average common shares outstanding  used to compute
 basic income per share                                                  38,752       38,509       38,747       38,464

Assumed common shares issued on exercise of stock options                 2,060        2,114        2,052        2,305
                                                                        -------      -------      -------      -------
Number of common shares used to compute diluted income
per share                                                                40,812       40,623       40,799       40,769
                                                                        =======      =======      =======      =======

BASIC EARNINGS PER SHARE:
-------------------------
Income before extraordinary item                                        $  0.42      $  0.37      $  0.75      $  0.65

Extraordinary item- Loss on early extinguishment of debt,
        net of income taxes                                                  --           --           --        (0.10)
                                                                        -------      -------      -------      -------
Net income per common share                                             $  0.42      $  0.37      $  0.75      $  0.55
                                                                        =======      =======      =======      =======

DILUTED EARNINGS PER SHARE:
---------------------------
Income before extraordinary item                                        $  0.40      $  0.35      $  0.71      $  0.62

Extraordinary item -- Loss on early extinguishment of debt,
        net of income taxes                                                  --           --           --        (0.10)
                                                                        -------      -------      -------      -------
Net income per common share                                             $  0.40      $  0.35      $  0.71      $  0.52
                                                                        =======      =======      =======      =======

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                IMPERIAL CREDIT INDUSTRIES, INC.


Date:  August 14, 1998          By: /s/ Kevin E. Villani
                                    --------------------
                                    Kevin E. Villani
                                    Executive Vice President-Finance

                                 EXHIBIT INDEX

Exhibit
Number
-------
  11        Statement regarding computation of earnings per share.

  27.1      Financial data schedule for June 30, 1998.

  27.2      Financial data schedules for June 30, 1996 and 1997.