Form 10-Q
period 1998-09-30
IMPERIAL CREDIT INDUSTRIES INC
filed 1998-11-16
CIK 883811

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                        COMMISSION FILE NUMBER: 0-19861


                        IMPERIAL CREDIT INDUSTRIES, INC.


               CALIFORNIA                             95-4054791
               ----------                             ----------
     (STATE OR OTHER JURISDICTION OF                 (IRS EMPLOYER
         IDENTIFICATION NUMBER)                      IDENTIFICATION NUMBER)

                23550 HAWTHORNE BOULEVARD, BUILDING 1, SUITE 110
                          TORRANCE, CALIFORNIA  90505
                                 (310) 791-8020

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

             CLASS                    SHARES OUTSTANDING AT NOVEMBER 11, 1998
             -----                    ---------------------------------------
     Common Stock, no par value                     36,840,276

================================================================================

                        IMPERIAL CREDIT INDUSTRIES, INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS


                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

ITEM 1.   FINANCIAL STATEMENTS                                                                           PAGE
          --------------------                                                                           ----
             Consolidated Balance Sheets  September 30, 1998 and December 31, 1997....................      2
             Consolidated Statements of Operations - Three and nine months ended
               September 30, 1998 and 1997............................................................      3
             Consolidated Statements of Cash Flows - Nine months ended September 30, 1998 and 1997....      4
             Consolidated Statement of Changes in Shareholders' Equity
               -- Nine months ended September 30, 1998................................................      5
             Notes to Consolidated Financial Statements...............................................      6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......     15
          -------------------------------------------------------------------------------------

                                         PART II -- OTHER INFORMATION
                                         ----------------------------
ITEM 1.      Legal Proceedings........................................................................     35
ITEM 2.      Changes in Securities....................................................................     35
ITEM 3.      Defaults Upon Senior Securities..........................................................     35
ITEM 4.      Submission of Matters to a Vote of Security Holders......................................     35
ITEM 5.      Other Information........................................................................     35
ITEM 6.      Exhibit -- Statement Regarding Computation of Earnings Per Share.........................  36-37
             Signatures...............................................................................     38

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

ITEM 1. FINANCIAL STATEMENTS

                        IMPERIAL CREDIT INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                                       1998                1997
                                                                                       ----                ----
                                ASSETS

Cash......................................................................          $  283,938          $   45,379
Interest bearing deposits.................................................              14,187             103,738
Investment in Federal Home Loan Bank stock................................               4,586               5,646
Securities held for trading, at market....................................              70,993             120,905
Securities available for sale, at market..................................              69,937             100,917
Loans and leases held for sale............................................             330,897             153,469
Loans and leases held for investment, net.................................           1,310,193           1,232,912
Purchased and originated servicing rights.................................               4,677               4,731
Retained interest in loan and lease securitizations.......................              23,208              22,895
Accrued interest receivable...............................................              11,099               9,687
Premises and equipment, net...............................................              10,444               7,583
Other real estate owned, net..............................................              10,121              10,905
Goodwill, net.............................................................              38,418              35,607
Investment in Southern Pacific Funding Corporation........................                  --              65,303
Investment in Franchise Mortgage Acceptance Company.......................              60,192              53,099
Other assets..............................................................              31,735              47,091
Net assets of discontinued AMN operations.................................              50,687              74,522
                                                                                    ----------          ----------
   Total assets...........................................................          $2,325,312          $2,094,389
                                                                                    ==========          ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits..................................................................          $1,711,397          $1,156,022
Borrowings from Federal Home Loan Bank....................................              20,000              45,000
Other borrowings..........................................................              20,544             144,841
Remarketed Par Securities.................................................              70,000              70,000
Senior Notes..............................................................             219,847             219,813
Accrued interest payable..................................................              22,231              21,484
Accrued income taxes payable..............................................               5,917              76,048
Minority interest in consolidated subsidiaries............................               3,086               3,174
Other liabilities.........................................................              26,768              34,074
                                                                                    ----------          ----------
   Total liabilities......................................................           2,099,790           1,770,456
                                                                                    ----------          ----------

Shareholders' equity:
Preferred stock, 8,000,000 shares authorized; none issued or outstanding..                  --                  --
Common stock, no par value. Authorized 80,000,000 shares; 36,840,276 and 38,791,439 shares issued and outstanding at September 30, 1998 and
   December 31, 1997, respectively........................................             128,711             147,109
Retained earnings.........................................................              94,619             174,898
Shares held in deferred executive compensation plan.......................               2,165                  --
Unrealized gain on securities available for sale, net.....................                  27               1,926
                                                                                    ----------          ----------
   Total shareholders' equity.............................................             225,522             323,933
                                                                                    ----------          ----------
   Total liabilities and shareholders' equity.............................          $2,325,312          $2,094,389
                                                                                    ==========          ==========

          See accompanying notes to consolidated financial statements

                        IMPERIAL CREDIT INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                                                        -------------            -------------
REVENUE:                                                                              1998         1997         1998        1997
                                                                                      ----         ----         ----        ----
  Gain on sale of loans and leases..............................................    $   3,807     $20,973    $  12,652    $ 57,736
                                                                                    ---------     -------    ---------    --------
  Interest on loans and leases..................................................       51,811      44,700      149,227     133,008
  Interest on investments.......................................................        8,856       9,959       19,294      17,001
  Interest on other finance activities..........................................        1,183         750        4,844       2,142
                                                                                    ---------     -------    ---------    --------
     Total interest income......................................................       61,850      55,409      173,365     152,151
  Interest on deposits..........................................................       24,055      18,615       62,253      52,699
  Interest on other borrowings..................................................        1,100       5,880        4,494      18,548
  Interest on long term debt....................................................        7,618       7,554       22,726      18,423
                                                                                    ---------     -------    ---------    --------
     Total interest expense.....................................................       32,773      32,049       89,473      89,670
                                                                                    ---------     -------    ---------    --------
     Net interest income........................................................       29,077      23,360       83,892      62,481
  Provision for loan and lease losses...........................................        9,500       3,400       16,800       9,650
                                                                                    ---------     -------    ---------    --------
  Net interest income after provision for loan and lease losses.................       19,577      19,960       67,092      52,831
                                                                                    ---------     -------    ---------    --------
  Loan servicing income.........................................................        3,326       2,437        9,112       5,055
  (Loss) gain on sale of securities.............................................         (571)     16,678         (564)     20,581
  Equity in net income of Southern Pacific Funding Corporation..................           --       6,432       12,739      19,363
  Equity in net income of Franchise Mortgage Acceptance Company.................          507          --        7,093          --
  Investment banking fees.......................................................        2,175          --       13,142          --
  Asset management fees.........................................................        2,207         858        4,987       3,674
  Loss on impairment of securities..............................................     (120,138)         --     (120,138)         --
  Mark to market on securities and loans held for sale..........................      (42,063)       (136)     (40,528)       (141)
  Other income (expense)........................................................        7,407        (824)       9,940         655
                                                                                    ---------     -------    ---------    --------
     Total other (expense) income...............................................     (147,150)     25,445     (104,217)     49,187
                                                                                    ---------     -------    ---------    --------
  Total revenue.................................................................     (123,766)     66,378      (24,473)    159,754
                                                                                    ---------     -------    ---------    --------
EXPENSES:
  Personnel expense.............................................................       17,785      14,860       45,598      34,617
  Amortization of PMSR's and OMSR's.............................................          437         206        1,138         431
  Occupancy expense.............................................................        1,604       1,052        4,308       2,941
  Data processing expense.......................................................          500         515        1,300       1,320
  Net (income) expense of other real estate owned...............................         (671)      1,146         (742)      5,383
  Professional services.........................................................        3,344       1,731        7,971       7,803
  Telephone and other communications............................................        1,479         636        2,637       1,611
  Amortization of Goodwill......................................................          585         657        1,901       1,862
  Provision for loss on repurchase of former mortgage banking operations loans..        4,750          --        4,750          --
  General and administrative expense............................................        9,519       9,500       20,166      18,796
                                                                                    ---------     -------    ---------    --------
     Total expenses.............................................................       39,332      30,303       89,027      74,764
                                                                                    ---------     -------    ---------    --------
  (Loss) income before income taxes, minority interest, discontinued
    operations, and extraordinary item..........................................     (163,098)     36,075     (113,500)     84,990
  Income taxes..................................................................      (64,516)     13,319      (46,155)     31,711
  Minority interest in (loss) income of consolidated subsidiaries...............       (1,808)      4,901       (1,574)      9,555
                                                                                    ---------     -------    ---------    --------
  (Loss) income before discontinued operations..................................      (96,774)     17,855      (65,771)     43,724
  Loss from discontinued operations of AMN (net of income taxes of $926,000)....       (1,390)     (3,266)      (3,232)     (4,030)
  Loss from discontinued operations of AMN, including provision of
   $3.7 million for operating income during phase-out period (less applicable
    income taxes of $7.5 million)...............................................     (11,276)         --      (11,276)         --
                                                                                    ---------     -------    ---------    --------
  (Loss) income before extraordinary item.......................................     (109,440)     14,589      (80,279)     39,694
  Extraordinary item--Loss on early extinguishment of
    debt, net of income taxes...................................................           --          --           --      (3,995)
                                                                                    ---------     -------    ---------    --------
     Net (loss) income..........................................................    $(109,440)    $14,589    $ (80,279)   $ 35,699
                                                                                    =========     =======    =========    ========
BASIC INCOME PER SHARE:
  (Loss) income before discontinued operations..................................    $   (2.50)    $  0.46    $   (1.70)   $   1.13
  Loss from discontinued operations, net of income taxes........................        (0.04)      (0.08)       (0.08)      (0.10)
  Loss on disposal of AMN, net of income taxes..................................        (0.29)         --        (0.29)         --
  Extraordinary item--Loss on early extinguishment of
    debt, net of income taxes...................................................           --          --           --       (0.10)
                                                                                    ---------     -------    ---------    --------
  Net (loss) income per common share, basic.....................................    $   (2.83)    $  0.38    $   (2.07)   $   0.93
                                                                                    =========     =======    =========    ========
DILUTED INCOME PER SHARE:
  (Loss) income before discontinued operations..................................    $   (2.50)    $  0.44    $   (1.70)   $   1.07
  Loss from discontinued operations, net of income taxes........................        (0.04)      (0.08)       (0.08)      (0.10)
  Loss on disposal of AMN, net of income taxes..................................        (0.29)         --        (0.29)         --
  Extraordinary item--Loss on early extinguishment of
    debt, net of income taxes...................................................           --          --           --       (0.10)
                                                                                    ---------     -------    ---------    --------
  Net (loss) income per common share, diluted...................................    $   (2.83)    $  0.36    $   (2.07)   $   0.87
                                                                                    =========     =======    =========    ========

          See accompanying notes to consolidated financial statements

                         IMPERIAL CREDIT INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                   -------------------------------
                                                                                                        1998             1997
                                                                                                        ----             ----
                                                                                                            (IN THOUSANDS)
Cash flows from operating activities:
  Net (loss) income from continuing operations................................................       $ (65,771)       $   43,724
  Adjustments to reconcile net income (loss) from continuing operations to net cash (used in)
    provided by operating activities:
    Cash used in discontinued operations of AMN...............................................          (4,861)         (164,301)
    Provision for loan and lease losses.......................................................          16,800             9,650
    Loss on impairment of securities..........................................................         120,138                --
    Mark to market on securities and loans held for sale......................................          40,528               141
    Provision for loss on repurchase of former mortgage banking operations....................           4,750                --
    Depreciation..............................................................................           2,600             2,981
    Amortization of goodwill..................................................................           1,901             1,862
    Amortization of servicing rights..........................................................           1,138               431
    Accretion of discount.....................................................................          (4,844)           (2,142)
    Gain on sale of loans and leases..........................................................         (12,652)          (57,736)
    Gains on sale of SPFC stock...............................................................              --            (9,488)
    Loss (gains) on sale of IMH stock.........................................................             204           (11,496)
    Equity in net earnings of SPFC............................................................         (12,739)          (19,363)
    Equity in net earnings of FMAC............................................................          (7,093)               --
    Loss on sale of OREO......................................................................             501             4,345
    (Recovery) writedowns on OREO.............................................................          (1,515)              166
    Originations of loans held for sale.......................................................        (514,900)         (905,400)
    Sales and collections on loans held for sale..............................................         322,650         1,374,642
    Purchase of trading securities............................................................         (39,210)               --
    Sale of trading securities................................................................          79,751                --
    Net change in accrued interest receivable.................................................          (1,412)           (3,694)
    Net change in retained interest in loan and lease securitizations.........................          (4,713)           13,358
    Other, net................................................................................         (50,777)          (54,900)
                                                                                                     ---------        ----------
  Net cash (used in) provided by operating activities.........................................        (129,526)          222,780
                                                                                                     ---------        ----------
  Cash flows from investing activities:
    Net change in interest bearing deposits...................................................          89,551          (188,037)
    Sales of securities available for sale....................................................           8,309            27,955
    Purchases of securities available for sale................................................         (16,827)               --
    Proceeds from sale of Impac Mortgage Holdings stock.......................................             415            11,950
    Redemption of stock in Federal Home Loan Bank.............................................           1,209            12,679
    Purchase of securities held to maturity...................................................              --            (2,748)
    Net change in loans held for investment...................................................        (101,711)         (114,699)
    Proceeds from sale of other real estate owned.............................................           9,428             2,651
    Purchases of premises and equipment.......................................................          (5,769)           (3,744)
    Proceeds from sale of SPFC stock..........................................................              --            13,707
                                                                                                     ---------        ----------
  Net cash used in investing activities.......................................................         (15,395)         (240,286)
                                                                                                     ---------        ----------
  Cash flows from financing activities:
    Net increase in deposits..................................................................         555,375           175,225
    Advances from Federal Home Loan Bank......................................................          44,500            50,000
    Repayments of advances from Federal Home Loan Bank........................................         (69,500)         (170,500)
    Net change in other borrowings............................................................        (124,297)         (210,597)
    Proceeds from issuance of Senior Notes due 2007...........................................              --           194,500
    Proceeds from offering of Remarketed Par Securities.......................................              --            68,075
    Repayments of Senior Notes due 2004.......................................................              --           (73,241)
    Retirement of common stock................................................................         (23,499)               --
    Net change in minority interest...........................................................             (88)          (43,787)
    Proceeds from exercise of stock options...................................................             989             1,053
                                                                                                     ---------        ----------
  Net cash provided by (used in) financing activities.........................................         383,480            (9,272)
                                                                                                     ---------        ----------
  Net change in cash..........................................................................         238,559           (26,778)
  Cash at beginning of period.................................................................          45,379            74,247
                                                                                                     ---------        ----------
  Cash at end of period.......................................................................       $ 283,938        $   47,469
                                                                                                     =========        ==========

                        IMPERIAL CREDIT INDUSTRIES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                    SHARES HELD      UNREALIZED
                                                                                    IN DEFERRED    GAIN (LOSS) ON
                                           NUMBER OF                                 EXECUTIVE       SECURITIES         TOTAL
                                             SHARES        COMMON      RETAINED    COMPENSATION      AVAILABLE      SHAREHOLDERS'
                                          OUTSTANDING      STOCK       EARNINGS        PLAN        FOR SALE, NET       EQUITY
                                          -----------      -----       --------        ----        -------------       ------
Balance, December 31, 1997.............      38,791       $147,109     $174,898       $   --          $ 1,926         $323,933
Exercise of stock options..............         228            989           --           --               --              989
Retirement of stock....................      (2,415)       (23,499)          --           --               --          (23,499)
Purchase of stock for deferred
  executive compensation plan..........        (148)        (2,165)          --           --               --           (2,165)
Shares held in deferred executive
  compensation plan....................         148             --           --        2,165               --            2,165
Issuance of stock for Statewide
  Documentation, Inc. acquisition......         236          5,000           --           --               --            5,000
Tax benefit from exercise of stock
  options..............................          --          1,277           --           --               --            1,277
Decrease in unrealized gain on
  Securities available for sale, net...          --             --           --           --           (1,899)          (1,899)
Net loss for the nine months ended
  September 30, 1998...................          --             --      (80,279)          --               --          (80,279)
                                             ------       --------     --------       ------          -------         --------
Balance, September 30, 1998............      36,840       $128,711     $ 94,619       $2,165          $    27         $225,522
                                             ======       ========     ========       ======          =======         ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   ORGANIZATION

     Imperial Credit Industries, Inc., was incorporated in 1986 in the State of California. The consolidated financial statements include Imperial Credit Industries, Inc. ("ICII"), and its wholly or majority owned consolidated subsidiaries, (collectively the "Company"). The wholly-owned subsidiaries include but are not limited to Southern Pacific Bank ("SPB"), Imperial Business Credit Inc. ("IBC"), Imperial Credit Commercial Asset Management Corporation, ("ICCAMC"), and Imperial Credit Asset Management, Inc. ("ICAM"). Imperial Capital Group, LLC ("ICG") is a majority owned consolidated subsidiary which is approximately 60% owned by the Company and approximately 40% owned by ICG's management. All material intercompany balances and transactions with consolidated subsidiaries have been eliminated.


2.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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


3.   NET (LOSS) INCOME PER SHARE INFORMATION

     The following table reconciles the number of shares used in the computations of basic and diluted (loss) income per share for the third quarter and nine months ended September 30, 1998 and 1997:

                                                                                FOR THE                 FOR THE NINE MONTHS
                                                                      QUARTER ENDED SEPTEMBER 30,    PERIOD ENDED SEPTEMBER 30,
                                                                          1998           1997           1998           1997
                                                                          ----           ----           ----           ----
  Weighted-average common shares outstanding during the
    period used to compute basic income (loss) per share...........     38,604,536     38,720,693     38,699,267     38,550,218
  Assumed common shares issued on exercise of stock
    options........................................................             --      2,163,449             --      2,252,826
                                                                        ----------     ----------     ----------     ----------
  Number of common shares used to compute diluted income
    (loss) per share...............................................     38,604,536     40,884,142     38,699,267     40,803,044
                                                                        ==========     ==========     ==========     ==========

4.   COMPREHENSIVE INCOME

     The Company's comprehensive income is comprised of net income plus the change in the unrealized gain (loss) on securities available for sale, net for all periods reported. Comprehensive (loss) income for the three and nine months ended September 30, 1998 totaled ($106.6) million and ($82.2) million, as compared to $8.1 million and $31.0 million for the same periods last year, respectively. Accumulated other comprehensive income, consisting of the unrealized gain on securities available for sale at September 30, 1998 and September 30, 1997 totaled $27,000 and $268,000 respectively.

5.   ACCOUNTING PRONOUNCEMENTS

     In October 1998, the Financial Accounting Standards Board "FASB" issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65." Statement No. 134 amends Statement No. 65, "Accounting for Certain Mortgage Banking Activities" to conform the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. After the securitization of a mortgage loan held for sale, any retained mortgage-backed securities shall be classified in accordance with the provisions of Statement 115. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. Statement No. 134 is effective for the first quarter beginning after December 15, 1998 and enterprises may reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place when the Statement is initially applied. Management is in the process of determining the impact, if any, adoption will have on the consolidated financial statements.

6.   DISCONTINUED OPERATIONS

     During the third quarter ended September 30, 1998, management determined to cease operations at Auto Marketing Network, Inc. ("AMN"). Accordingly, a disposal plan was formulated, whereby daily operations of AMN were terminated in two months. It is management's plan to sell remaining assets within one year.

Losses from AMN's discontinued operations were as follows: (In thousands)

                                                                    Period From
                                            Period From            July 1, 1998 to          Three months
                                          August 1, 1998 to        July 31, 1998               Ended
                                          September 30, 1998      (measurement date)     September 30, 1997
                                          ------------------     ------------------      ------------------
Loss from discontinued operations            $     -                     $1,390                 $3,266
Loss on disposal of AMN                       11,276                          -                      -
                                             -------                     ------                 ------
Net loss from discontinued operations        $11,276                     $1,390                 $3,266
                                             =======                     ======                 ======

                                                                    Period From
                                            Period From          January 1, 1998 to          Nine months
                                          August 1, 1998 to        July 31, 1998               Ended
                                          September 30, 1998      (measurement date)       September 30, 1997
                                          ------------------     ------------------      ------------------
Loss from discontinued operations            $     -                     $3,232                 $4,030
Loss on disposal of AMN                       11,276                          -                      -
                                             -------                     ------                 ------
Net loss from discontinued operations        $11,276                     $3,232                 $4,030
                                             =======                     ======                 ======



     The loss on disposal of AMN included charges (net of taxes) for the following items: $5.6 million for securities valuation, $1.3 million for the disposition of furniture and equipment, $5.3 million for estimated future servicing obligations to a third party servicer, $1.3 million in liquidation allowances for nonaccrual loans and repossessed autos, $2.0 million in severance pay, occupancy and general and administrative expenses. The charges listed above were partially offset by the estimated net interest income on loans and securities for the next year (disposition period) of $4.2 million.

The net assets of AMN discontinued operations were as follows:

                                 AT SEPTEMBER 30,
                                 ----------------
                                      1998
                                      ----
Loans held for sale                 $12,269
Loans held for investment, net        4,641
Securities held for sale              7,593
Retained interests in loans          13,195
Income taxes receivable              11,435
Other net assets                      1,554
                                    -------
                                    $50,687
                                    =======

     AMN's warehouse lines of credit of $16.2 million are classified as other borrowings in the consolidated financial statements at September 30, 1998.

     Total nonperforming AMN loans were $3.8 million as of September 30, 1998 as compared to $22.7 million at December 31, 1997. AMN's allowance for loan losses was $3.6 million at September 30, 1998 as compared to $11.1 million at December 31, 1997. AMN originated $2.7 million and $10.8 million in sub-prime auto loans for the operating periods from July 1, 1998 to July 31, 1998 and January 1, 1998 to July 31, 1998, respectively.

7.   LOSSES ON EQUITY INVESTMENTS

     As a result of the decline in the United States and global financial and equity markets, the market values of the Company's equity holdings have declined substantially, resulting in a pre-tax loss of $120.1 million. The Company recorded pre-tax losses of $24.5 million and $13.0 million related to an other than temporary decline in the market value of equity investments in Impac Mortgage Holdings, Inc. ("IMH"), AMEX: IMH, and Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC"), Nasdaq:ICMI, respectively. This loss also includes the pre-tax write-off of $82.6 million, which represents the Company's total investment in SPFC. As of September 30, 1998, the Company owned 47.0% of SPFC's common stock. On October 1, 1998, SPFC filed a petition for bankruptcy with the U.S. Bankruptcy Court for the District of Oregon, and then ceased loan origination activity.

8.   LOANS HELD FOR SALE

     Loans held for sale consisted of the following at September 30, 1998 and December 31, 1997:

                                                                                  AT SEPTEMBER 30,    AT DECEMBER 31,
                                                                                  ----------------    ----------------
                                                                                        1998               1997
                                                                                        ----               ----
                                                                                            (IN THOUSANDS)
     Loans secured by real estate:
        Single family 1-4..................................................           $ 99,908           $ 13,169
        Multi-family.......................................................             51,096             68,294
                                                                                      --------           --------
                                                                                       151,004             81,463

     Automobile loans......................................................            136,434                 --
     Installment loans.....................................................              9,703                 --
     Leases................................................................              8,440             13,561
     Commercial loans......................................................             25,316             58,445
                                                                                      --------           --------
                                                                                      $330,897           $153,469
                                                                                      ========           ========

      As of September 30, 1998 and December 31, 1997, loans held for sale in the discontinued operations at AMN were $12.3 million and $9.1 million, respectively.

9.   STOCK REPURCHASE PROGRAM

     In November 1997, the Company announced a share repurchase program to buyback 5% or approximately 1.9 million shares of the Company's outstanding shares of common stock. As of September 30, 1998, the Company has completed the original stock repurchase program at an average price of $10.62. In September 1998, the Company announced an additional repurchase program to buyback up to 10% or approximately 3.7 million shares of the Company's outstanding shares of common stock. As of November 11, 1998, the Company has repurchased 500,000 common shares at an average price of $6.63 under the additional repurchase program.

     As of November 11, 1998 the Company, through its trustee, has also acquired 273,706 common shares under its deferred executive compensation plan at an average price of $10.85.


10.  LOAN AND LEASE COMMITMENTS

     At September 30, 1998, the Company's consolidated lending commitments were as follows: (In thousands)

                                                  ICII              COMMITMENT          FUNDED          UNFUNDED
TYPE OF LENDING COMMITMENT                    BUSINESS UNIT           AMOUNT            AMOUNT         COMMITMENT
--------------------------                    -------------           ------            ------         ----------
Loan and unused line commitments                   SPB              $1,983,390          $977,513        $1,005,877
Standby letters of credit                          SPB                   2,238               238             2,000
Commercial letters of credit                       SPB                   2,364             2,364                --
                                                                    ----------         ---------        ----------
                                                                    $1,987,992          $980,115        $1,007,877
                                                                    ==========         =========        ==========

11.  CONSOLIDATING FINANCIAL INFORMATION


     The following represents summarized consolidating financial information as of September 30, 1998 and December 31, 1997, and for the nine months ended September 30, 1998 and 1997, with respect to the financial position, results of operations and cash flows of the Company and its wholly-owned and majority-owned subsidiaries. On January 17, 1997, the Company sold $200 million of 9.875% Senior Notes due 2007. As of September 30, 1998, the 9.875% Senior Notes are guaranteed by seven of the Company's wholly-owned subsidiaries, IBC, ICAI, ICARI, ICCAMC, ICW, SDI and AMN (the "Guarantor Subsidiaries"). As of September 30, 1998, the non-guarantor subsidiaries are SPB, ICG and ICCTI. Franchise Mortgage Acceptance Corporation ("FMAC") was a guarantor subsidiary through September 30, 1997. Each of the guarantees is full and unconditional and joint and several. The summarized consolidated financial information is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors as management has determined that such information is not material to investors. None of the subsidiary guarantors are restricted from making distributions to the Company.


                     CONSOLIDATING CONDENSED BALANCE SHEET

                               SEPTEMBER 30, 1998

                                                                                         NON-
                                                                        GUARANTOR     GUARANTOR
                                                           ICII       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                           ----       ------------   ------------   ------------    ------------
                                                                                    (IN THOUSANDS)
                         ASSETS
                         ------
Cash.................................................   $   (731)       $  1,294      $  283,490      $    (115)     $  283,938
Interest bearing deposits............................     12,994             659             534             --          14,187
Investment in Federal Home Loan Bank stock...........         --              --           4,586             --           4,586
Trading and available for sale securities............     88,624           7,385          44,895             26         140,930
Loans and leases held for sale.......................      1,902          27,211         301,784             --         330,897
Loans and leases held for investment, net............     62,676          (9,173)      1,291,690        (35,000)      1,310,193
Investment in FMAC...................................     60,192              --              --             --          60,192
Purchased and originated servicing rights............         --              --           4,677             --           4,677
Retained interest in loan and lease securitizations..         --          23,208              --             --          23,208
Investment in subsidiaries...........................    291,440              --              --       (291,440)             --
Goodwill.............................................         --          17,516          20,902             --          38,418
Net assets of discontinued operations................         --          50,687              --             --          50,687
Other assets.........................................     48,179          (2,864)         18,960           (876)         63,399
                                                        --------        --------      ----------      ---------      ----------
  Total assets.......................................   $565,276        $115,923      $1,971,518      $(327,405)     $2,325,312
                                                        ========        ========      ==========      =========      ==========

                     LIABILITIES AND
                   SHAREHOLDERS' EQUITY
                   --------------------
Deposits.............................................         --              --       1,711,512           (115)      1,711,397
Borrowings from FHLB.................................         --              --          20,000             --          20,000
Other borrowings.....................................      1,220          19,324          35,875        (35,875)         20,544
Remarketed Par Securities............................     72,165          (2,165)             --             --          70,000
Senior notes.........................................    219,847              --              --             --         219,847
Minority interest in consolidated subsidiaries.......        946           1,942             137             61           3,086
Other liabilities....................................     45,576           8,571           6,662         (5,893)         54,916
                                                        --------        --------      ----------      ---------      ----------
  Total liabilities..................................    339,754          27,672       1,774,186        (41,822)      2,099,790
                                                        --------        --------      ----------      ---------      ----------
Shareholders' equity:
Preferred stock......................................         --          12,000              --        (12,000)             --
Common stock.........................................    128,711         134,781         113,275       (248,056)        128,711
Retained earnings....................................     94,619         (58,530)         84,057        (25,527)         94,619
Shares held in executive deferred compensation plan..      2,165              --              --             --           2,165
Unrealized gain on securities available for sale.....         27              --              --             --              27
                                                        --------        --------      ----------      ---------      ----------
  Total shareholders' equity.........................    225,522          88,251         197,332       (285,583)        225,522
                                                        --------        --------      ----------      ---------      ----------
  Total liabilities and shareholders' equity.........   $565,276        $115,923      $1,971,518      $(327,405)     $2,325,312
                                                        ========        ========      ==========      =========      ==========

                     CONSOLIDATING CONDENSED BALANCE SHEET

                               DECEMBER 31, 1997

                                                                                         NON-
                                                                        GUARANTOR     GUARANTOR
                                                           ICII       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                           ----       ------------   ------------   ------------    ------------
                                                                                    (IN THOUSANDS)
                          ASSETS
                          ------
Cash.................................................    $ 13,229       $  1,451      $   43,318      $ (12,619)     $   45,379
Interest bearing deposits............................      31,390          1,149          71,199             --         103,738
Investment in Federal Home Loan Bank stock...........          --             --           5,646             --           5,646
Trading and available for sale securities............     107,671         14,222          99,929             --         221,822
Loans and leases held for sale.......................      12,138         14,592         126,739             --         153,469
Loans and leases held for investment, net............      78,922         11,135       1,197,430        (54,575)      1,232,912
Investment in SPFC...................................      65,303             --              --             --          65,303
Investment in FMAC...................................      53,099             --              --             --          53,099
Purchased and originated servicing rights............          --             --           4,731             --           4,731
Retained interest in loan and lease securitizations..          --         22,895              --             --          22,895
Investment in subsidiaries...........................     281,454             --              --       (281,454)             --
Goodwill.............................................          --         13,229          22,378             --          35,607
Net assets of discontinued operations................          --         74,522              --             --          74,522
Other assets.........................................      59,911         (8,185)         26,473         (2,933)         75,266
                                                         --------       --------      ----------      ---------      ----------
  Total assets.......................................    $703,117       $145,010      $1,597,843      $(351,581)     $2,094,389
                                                         ========       ========      ==========      =========      ==========

                     LIABILITIES AND
                   SHAREHOLDERS' EQUITY
                   --------------------
Deposits.............................................    $     --       $     --      $1,189,841      $ (33,819)     $1,156,022
Borrowings from FHLB.................................          --             --          45,000             --          45,000
Other borrowings.....................................          --         30,250         151,528        (36,937)        144,841
Remarketed Par Securities............................      72,165         (2,165)             --             --          70,000
Senior notes.........................................     219,813             --              --             --         219,813
Minority interest in consolidated subsidiaries.......         946             20             111          2,097           3,174
Other liabilities....................................      86,260           (449)         45,166            629         131,606
                                                         --------       --------      ----------      ---------      ----------
  Total liabilities..................................     379,184         27,656       1,431,646        (68,030)      1,770,456
                                                         --------       --------      ----------      ---------      ----------
Shareholders' equity:
Preferred stock......................................          --         12,000              --        (12,000)             --
Common stock.........................................     147,109        127,305          87,177       (214,482)        147,109
Retained earnings....................................     174,898        (21,951)         79,020        (57,069)        174,898
Unrealized gain on securities available for sale.....       1,926             --              --             --           1,926
                                                         --------       --------      ----------      ---------      ----------
  Total shareholders' equity.........................     323,933        117,354         166,197       (283,551)        323,933
                                                         --------       --------      ----------      ---------      ----------
  Total liabilities and shareholders' equity.........    $703,117       $145,010      $1,597,843      $(351,581)     $2,094,389
                                                         ========       ========      ==========      =========      ==========

                    CONSOLIDATING CONDENSED INCOME STATEMENT

                      NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                                          NON-
                                                                       GUARANTOR       GUARANTOR
                                                            ICII      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                            ----      ------------    ------------    ------------   ------------
                                                                                      (IN THOUSANDS)
REVENUE:
Gain on sale of loans and leases.......................  $      46      $  3,977        $  8,629        $    --       $  12,652
                                                         ---------      --------        --------        -------       ---------
Interest income........................................     23,132         8,531         145,053         (3,351)        173,365
Interest expense.......................................     22,751           547          69,526         (3,351)         89,473
                                                         ---------      --------        --------        -------       ---------
Net interest income....................................        381         7,984          75,527             --          83,892
Provision for loan and lease losses....................      4,500         1,300          11,000             --          16,800
                                                         ---------      --------        --------        -------       ---------
  Net interest (expense) income after provision for
   loan and lease losses...............................     (4,119)        6,684          64,527             --          67,092
                                                         ---------      --------        --------        -------       ---------
Loan servicing (expense) income........................       (489)        3,847           5,754             --           9,112
Loss on sale of securities.............................       (198)          (50)           (316)            --            (564)
Equity in net income of SPFC...........................     12,739            --              --             --          12,739
Equity in net income of FMAC...........................      7,093            --              --             --           7,093
Investment banking fees................................         --            --          13,142             --          13,142
Asset management fees..................................         --         4,987              --             --           4,987
Loss on impairment of securities.......................   (120,138)           --              --             --        (120,138)
Mark to market on securities and loans held for sale...     (7,087)      (13,688)        (19,753)            --         (40,528)
Other income (expense).................................        178          (181)          9,943             --           9,940
                                                         ---------      --------        --------        -------       ---------
  Total other income...................................   (107,902)       (5,085)          8,770             --        (104,217)
                                                         ---------      --------        --------        -------       ---------
     Total revenues....................................   (111,975)        5,576          81,926             --         (24,473)
                                                         ---------      --------        --------        -------       ---------
EXPENSES:
Personnel expense......................................      3,847         6,952          34,799             --          45,598
Amortization of servicing rights.......................         --            --           1,138             --           1,138
Occupancy expense......................................        956           714           2,638             --           4,308
Data processing expense................................        393            20             887             --           1,300
Net income of other real estate owned..................       (524)          (55)           (163)            --            (742)
Professional services..................................      2,567         1,648           3,756             --           7,971
Telephone and other communications.....................        261           334           2,042             --           2,637
Amortization of goodwill...............................         --           713           1,188             --           1,901
Provision for loan repurchases.........................      4,750            --                             --           4,750
General and administrative expense.....................      1,942         2,649          15,575             --          20,166
                                                         ---------      --------        --------        -------       ---------
  Total expenses.......................................     14,192        12,975          61,860             --          89,027
                                                         ---------      --------        --------        -------       ---------
(Loss) income before income taxes, minority interest,
 discontinued operations and extraordinary item........   (126,167)       (7,399)         20,066             --        (113,500)
Income taxes...........................................    (56,203)          (32)         10,080             --         (46,155)
Minority interest in (loss) income of Consolidated
 subsidiaries..........................................         --           (78)             39         (1,535)         (1,574)
                                                         ---------      --------        --------        -------       ---------
(Loss) income before discontinued operations...........    (69,964)       (7,289)          9,947          1,535         (65,771)
Loss from discontinued operations, net of income taxes.         --        (3,232)             --             --          (3,232)
Loss on disposal of AMN, net of income taxes...........         --       (11,276)             --             --         (11,276)
                                                         ---------      --------        --------        -------       ---------
(Loss) income before equity in undistributed
 income of subsidiaries and extraordinary item.........    (69,964)      (21,797)          9,947          1,535         (80,279)
Equity in undistributed (loss) income of subsidiaries..    (10,315)           --              --         10,315              --
                                                         ---------      --------        --------        -------       ---------
  Net (loss) income....................................  $ (80,279)     $(21,797)       $  9,947        $11,850       $ (80,279)
                                                         =========      ========        ========        =======       =========

                    CONSOLIDATING CONDENSED INCOME STATEMENT

                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                                                         NON-
                                                                      GUARANTOR       GUARANTOR
                                                           ICII      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                           ----      ------------    ------------    ------------   ------------
                                                                                 (IN THOUSANDS)
REVENUE:
(Loss) gain on sale of loans and leases..............    $(2,637)       $ 6,737        $ 53,636        $     --        $ 57,736
                                                         -------        -------        --------        --------        --------
Interest income......................................     20,713          6,423         129,307          (4,292)        152,151
Interest expense.....................................     18,365          2,410          73,187          (4,292)         89,670
                                                         -------        -------        --------        --------        --------
Net interest income..................................      2,348          4,013          56,120              --          62,481
Provision for loan and lease losses..................         --            625           9,025              --           9,650
                                                         -------        -------        --------        --------        --------
  Net interest income after provision for loan
    and lease losses.................................      2,348          3,388          47,095              --          52,831
                                                         -------        -------        --------        --------        --------
Loan servicing (expense) income......................     (1,960)         2,831           4,184                           5,055
Gain on sale of securities...........................     18,713            411             891             566          20,581
Equity in net income of SPFC.........................     19,363             --              --              --          19,363
Asset management fees................................         --          3,674              --              --           3,674
Other (expense) income...............................     (1,942)         1,409           1,047              --             514
                                                         -------        -------        --------        --------        --------
  Total other income.................................     34,174          8,325           6,122             566          49,187
                                                         -------        -------        --------        --------        --------
     Total revenues..................................     33,885         18,450         106,853             566         159,754
                                                         -------        -------        --------        --------        --------
EXPENSES:
Personnel expense....................................      2,100          6,241          26,276              --          34,617
Amortization of servicing rights.....................         --            431              --              --             431
Occupancy expense....................................        823            418           1,700              --           2,941
Data processing expense..............................        427            270             623              --           1,320
Net expense of other real estate owned...............      3,548             --           1,835              --           5,383
Professional services................................      2,659            747           4,397              --           7,803
Telephone and other communications...................        170            334           1,107              --           1,611
Amortization of goodwill.............................         --            717           1,145              --           1,862
General and administrative expense...................      3,526          7,081           8,189              --          18,796
                                                         -------        -------        --------        --------        --------
  Total expenses.....................................     13,253         16,239          45,272              --          74,764
                                                         -------        -------        --------        --------        --------
Income before income taxes, minority interest,
 discontinued operations, equity in undistributed
 income of subsidiaries and extraordinary item.......     20,632          2,211          61,581             566          84,990
Income taxes.........................................     16,588            934          13,950             239          31,711
Minority interest in income of consolidated
 subsidiaries........................................          -              -               -           9,555           9,555
                                                         -------        -------        --------        --------        --------
Income (loss) before discontinued operations and
 extraordinary item..................................      4,044          1,277          47,631          (9,228)         43,724
Loss from discontinued operations....................         --         (4,030)             --              --          (4,030)
                                                         -------        -------        --------        --------        --------
Income (loss) before equity in undistributed
 income of subsidiaries and extraordinary item.......      4,044         (2,753)         47,631          (9,228)         39,694
Equity in undistributed income of subsidiaries.......     35,650             --              --         (35,650)             --
Extraordinary item--Loss on early extinguishment of
 debt,  net of income taxes..........................     (3,995)            --              --              --          (3,995)
                                                         -------        -------        --------        --------        --------
  Net income (loss)..................................    $35,699        $(2,753)       $ 47,631        $(44,878)       $ 35,699
                                                         =======        =======        ========        ========        ========

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                      NINE MONTHS ENDED SEPTEMBER 30, 1998


                                                                                             NON-
                                                                                             ----
                                                                          GUARANTOR       GUARANTOR
                                                                          ---------       ---------
                                                             ICII        SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                             ----        ------------    ------------    ------------   ------------
                                                                                        (IN THOUSANDS)
Net cash provided by (used in) operating
 Activities.............................................   $ 18,077        $(31,480)      $(104,706)       $(11,417)      $(129,526)
                                                           --------        --------       ---------        --------       ---------
Cash flows from investing activities:
  Net change in interest bearing deposits...............     18,396             489          71,200            (534)         89,551
  Purchase of securities available for sale.............    (16,827)             --              --              --         (16,827)
  Proceeds from sale of OREO............................        817           8,385             226              --           9,428
  Net change in loans held for investment...............     11,269          20,074        (105,127)        (27,927)       (101,711)
  Net change in investment in Subsidiaries..............    (22,467)             --              --          22,467              --
  Other, net............................................     (1,935)          8,162          (2,464)            401           4,164
                                                           --------        --------       ---------        --------       ---------
Net cash (used in) provided by investing activities.....    (10,747)         37,110         (36,165)         (5,593)        (15,395)
                                                           --------        --------       ---------        --------       ---------
Cash flows from financing activities:
  Net increase in deposits..............................         --              --         521,671          33,704         555,375
  Advances from Federal Home Loan Bank..................         --              --          44,500              --          44,500
  Repayments of advances from Federal Home
    Loan Bank...........................................         --              --         (69,500)             --         (69,500)
  Net change in other borrowings........................      1,220         (10,926)       (115,653)          1,062        (124,297)
  Retirement of common stock............................    (23,499)             --              --              --         (23,499)
  Other, net............................................        989             (78)             26             (36)            901
                                                           --------        --------       ---------        --------       ---------
Net cash (used in) provided by financing activities.....    (21,290)        (11,004)        381,044          34,730         383,480
                                                           --------        --------       ---------        --------       ---------
  Net change in cash....................................    (13,960)         (5,374)        240,173          17,720         238,559
  Cash at beginning of period...........................     13,229           6,668          43,318         (17,836)         45,379
                                                           --------        --------       ---------        --------       ---------
  Cash at end of period.................................   $   (731)       $  1,294       $ 283,491        $   (116)      $ 283,938
                                                           ========        ========       =========        ========       =========

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                                                           NON-
                                                                                           ----
                                                                         GUARANTOR       GUARANTOR
                                                                         ---------       ---------
                                                              ICII      SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                              ----      ------------   ------------     ------------   ------------
                                                                                      (IN THOUSANDS)
Net cash (used in) provided by operating
 activities.............................................   $(61,182)     $(198,943)      $ 514,127        $(31,222)      $ 222,780
                                                           --------      ---------       ---------        --------       ---------
Cash flows from investing activities:
  Net change in interest bearing deposits...............    (59,512)           163        (128,688)             --        (188,037)
  Net change in loans held for investment...............    (83,910)        85,749        (167,855)         51,317        (114,699)
  Proceeds from sale of SPFC stock......................     13,707             --              --              --          13,707
  Redemption of Federal Home Loan Bank stock............         --             --          12,679              --          12,679
  Net change in investment in Subsidiaries..............     90,298             --              --         (90,298)             --
  Other, net............................................    (19,196)           141          19,575          35,544          36,064
                                                           --------      ---------       ---------        --------       ---------
Net cash (used in) provided by investing activities.....    (58,613)        86,053        (264,289)         (3,437)       (240,286)
                                                           --------      ---------       ---------        --------       ---------
Cash flows from financing activities:
  Net change in deposits................................      1,063             --         174,162              --         175,225
  Advances from Federal Home Loan Bank..................         --             --          50,000              --          50,000
  Repayments of advances from Federal Home
    Loan Bank...........................................         --             --        (170,500)             --        (170,500)
  Net change in other borrowings........................    (15,363)       113,169        (325,754)         17,351        (210,597)
  Proceeds from offering of Senior Notes................    194,500             --              --              --         194,500
  Repurchase of Senior Notes............................    (73,241)            --              --              --         (73,241)
  Proceeds from offering of Remarketed Par Securities...     68,075             --              --              --          68,075
  Net change in minority interest.......................    (44,400)            --              --             613         (43,787)
  Other, net............................................      1,053             --         (12,754)         12,754           1,053
                                                           --------      ---------       ---------        --------       ---------
Net cash provided by (used in) financing activities.....    131,687        113,169        (284,846)         30,718          (9,272)
                                                           --------      ---------       ---------        --------       ---------
  Net change in cash....................................     11,892            279         (35,008)         (3,941)        (26,778)
  Cash at beginning of period...........................      5,213          7,973          64,755          (3,694)         74,247
                                                           --------      ---------       ---------        --------       ---------
  Cash at end of period.................................   $ 17,105      $   8,252       $  29,747        $ (7,635)      $  47,469
                                                           ========      =========       =========        ========       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Imperial Credit Industries, Inc. (the "Company" or "ICII"), with consolidated assets of $2.3 billion as of September 30, 1998, is a diversified commercial lending, financial services and investment holding company, organized in 1986 with its headquarters located in Torrance, California. The Company's principal business activities are primarily conducted through its wholly and majority owned subsidiaries including; Southern Pacific Bank ("SPB"), Imperial Business Credit Inc. ("IBC"), Imperial Credit Commercial Asset Management Corporation ("ICCAMC"), Imperial Credit Asset Management, Inc. ("ICAM") and Imperial Capital Group, LLC ("ICG").

         The Company's core business has remained consistent in that it originates loans and leases funded primarily by deposits and secondarily by warehouse lines of credit, repurchase facilities, asset backed securitizations and whole loan sales in the secondary market. The Company's business strategy currently emphasizes:

       . Holding the majority of the loans and leases originated by the Company for investment, except for those loans originated by SPB for sale.
       . Investing in and managing businesses in high margin niche segments of the financial services industry.
       . Adhering to conservative, disciplined underwriting and credit risk management standards.
       . Originating loans and leases on a wholesale basis, where possible.
       . Maintaining business and financial flexibility to take advantage of changing market conditions with respect to funding alternatives and the opportunistic expansion or contraction of its various financial services businesses.

         The Company diversified its business lines to include investment products and asset management services by focusing on the creation or acquisition of additional businesses in the financial services industry in order to reduce its sole dependency on residential and commercial mortgage lending. The Company now operates as a diversified commercial lending, financial services and investment holding company providing financial services products in the following sectors: business lending, asset management services and investment banking and brokerage services.

         Continued below is a discussion of the Company's significant businesses, for a discussion of the consolidated results of operations for the Company, see Management's Discussion and Analysis of Financial Condition and Results of Operations "Results of Operations."


BUSINESS LENDING

         The Company's largest subsidiary is SPB, a $1.9 billion industrial loan company, which operates four of the Company's core businesses, Coast Business Credit is an asset based lender; the Income Property Lending Division, a multifamily and commercial loan originator; and the Loan Participation and Investment Group, an investor in syndicated bank loan participations. SPB also owns a mortgage lending subsidiary, Princap Mortgage Warehouse, Inc. which provides warehouse loans to third party residential mortgage loan originators. Each of these businesses is primarily funded by the FDIC insured deposits of SPB.


 COAST BUSINESS CREDIT ("CBC")
         At September 30, 1998, CBC's outstanding loan portfolio had increased 28% to $622.0 million from the $484.8 million outstanding at December 31, 1997. CBC had total loan commitments at September 30, 1998 of approximately $1.1 billion, leaving $443.5 million in outstanding unfunded commitments. CBC has historically concentrated its lending efforts in the technology industry. At September 30, 1998 loans to technology companies represented 30.2% or $188.0 million of CBC's outstanding loan portfolio as compared to 41.6% or $201.8 million at December 31, 1997, respectively. At September 30, 1998, CBC had lending relationships with approximately 170 customers, with an average total outstanding loan balance of $3.7 million. The average yield on CBC's outstanding loan portfolio was 13.06% and 13.18% for the three and nine months ended September 30, 1998. CBC had no delinquent loans at September 30, 1998 or December 31, 1997.

  During 1997 CBC executed an expansion plan, which has increased its customer base outside of California. CBC now operates four loan production centers in California and additional loan production centers in Atlanta, Baltimore, Boston, Chicago, Cleveland, Detroit, Minneapolis, Phoenix, Portland, Providence, and Seattle.

  Total revenue and expenses from CBC for the nine months ended September 30, 1998 were $29.7 million and $13.7 million as compared to $18.8 million and $8.9 million for the same period of the prior year, respectively.

 INCOME PROPERTY LENDING DIVISION ("IPLD")
  At September 30, 1998, IPLD's outstanding balance of loans held for sale had increased 107.4% to $123.2 million from $59.4 million outstanding at December 31,1997. For the three and nine months ended September 30, 1998, the IPLD division of SPB originated approximately $96.9 million and $268.5 million in multifamily and commercial loans, as compared to $58.6 million and $206.8 million for the same periods last year, respectively. For the three and nine months ended September 30, 1998, IPLD sold $73.7 million and $263.7 million in multifamily and commercial loans as compared to $203.1 million for the three and nine months ended September 30, 1997. The average yield on IPLD's outstanding loan portfolio was 11.67% and 9.74% for the three and nine months ended September 30, 1998. IPLD had loans 30 days or more delinquent of $2.9 million and $2.8 million at September 30, 1998.and December 31, 1997, respectively.

  IPLD operates 24 loan origination offices in California, Washington, Oregon, Colorado, Texas, Arizona, Illinois, Minnesota, Michigan, Ohio, Georgia, Massachusetts, Florida and New Jersey.

  Total revenue and expenses from IPLD for the nine months ended September 30, 1998 were $13.8 million and $7.5 million as compared to $23.4 million and $4.7 million for the same periods of the prior year, respectively.

  The decline in revenues at IPLD for the nine months ended September 30, 1998 resulted primarily from a decrease in margin on loans originated. Subsequent to September 30, 1998, the margins on IPLD originated loans increased to historical levels.


 PRINCAP MORTGAGE WAREHOUSE
  In October 1997, SPB acquired substantially all of the assets of PrinCap Mortgage Warehouse, Inc. and PrinCap Mortgage Backed, L.P. and contributed such assets to its PMW Mortgage Warehouse, Inc. subsidiary ("PrinCap"). The acquisition was accounted for as a purchase, and the purchase price of $123.7 million was allocated to the net assets acquired based on their fair value resulting in goodwill of approximately $6.8 million. PrinCap's primary business is residential mortgage warehouse lending to medium-sized brokers and mortgage bankers on a national basis. At September 30, 1998 and December 31, 1997, PrinCap had outstanding loans of $167.4 million, and $122.5 million, respectively. PrinCap had total loan commitments at September 30, 1998 of $405.6 million, leaving $238.2 million in outstanding unfunded commitments. The average yield of Princap's warehouse loan portfolio was 10.47% and 10.38% for the three and nine months ended September 30, 1998.

  Total revenue and expenses from PrinCap for the nine months ended September 30, 1998 were $7.0 million and $1.7 million as compared to none for the same periods of the prior year, respectively.


 LOAN PARTICIPATION AND INVESTMENT GROUP ("LPIG")
  At September 30, 1998, loans outstanding under LPIG's commitments totaled $190.2 million. LPIG had total loan commitments at September 30, 1998 of $512.3 million, leaving $322.1 million in outstanding unfunded commitments. At September 30, 1998, LPIG had outstanding participations from 36 nationally syndicated credits, with an average outstanding participation balance of $5.2 million. At September 30, 1998, the size of LPIG's participation interests ranged from approximately $400,000 to approximately $13.8 million, as compared to approximately $450,000 to approximately $19.0 million at September 30, 1997, respectively. The average yield on LPIG's outstanding loan portfolio was 8.08% and 8.28% for the three and nine months ended September 30, 1998. LPIG had no delinquent participation interests at September 30, 1998 or December 31, 1997.

  In addition to the on-balance sheet funding of LPIG's investments in loan participations, SPB has entered into off-balance sheet total rate of return swap contracts with various investment bank counterparties. The provisions of the swap agreements entitle SPB to receive the total return on various commercial loan participations in exchange for a floating payment of one month LIBOR plus a spread. As of September 30, 1998, SPB was party to total rate of return swap contracts with a total notional amount of $155.0 million.

  These contracts are off-balance sheet funding instruments. For the three and nine months ended September 30, 1998, SPB recognized $701,000 of net swap income on total return swaps as compared to no such income in the same periods last year.

  The Company plans on de-emphasizing this business going forward in order to reallocate the capital currently deployed to support LPIG's operations to higher-margin business such as CBC, PrinCap and IPLD.

  Total revenue and expenses from LPIG for the nine months ended September 30, 1998 were $6.4 million and $893,000 as compared to $4.3 million and $690,000 for the same periods of the prior year, respectively.

COMMERCIAL EQUIPMENT LEASING

  The Company conducts its equipment lease origination and servicing operations through IBC. IBC's lease originations totaled $23.0 million and $84.7 million for the three and nine months ended September 30, 1998 as compared to $46.0 million and $110.5 million for the same period last year. IBC securitized $24.4 million and $91.1 million of leases during the three and nine months ended September 30, 1998 as compared to $22.2 million and $137.7 million of leases for the same periods last year. At September 30, 1998, IBC had 23,332 active customer accounts with an average total outstanding lease balance of $10,500. The average yield on IBC's serviced loan portfolio was 14.19% and 14.32% for the three and nine months ended September 30, 1998. IBC had on-balance sheet loans delinquent 30 or more days of $342,000 and $1.4 million at September 30, 1998 and December 31, 1997, respectively.

  Total revenue and expenses from IBC for the nine months ended September 30, 1998 were $6.4 million and $8.5 million as compared to $14.4 million and $8.3 million for the same periods of the prior year, respectively. The loss for the nine months ended September 30, 1998 was primarily attributable to the $4.0 million writedown of Retained Interest of Lease Securitization and narrowing of margins on Lease Securitations during the third quarter ended 1998.


ASSET MANAGEMENT

  The Company conducts asset management, investment and other advisory services through its ICCAMC and ICAM subsidiaries.

IMPERIAL CREDIT COMMERCIAL ASSET MANAGEMENT CORPORATION ("ICCAMC")

  In October 1997, the Company completed an initial public offering of the common stock of ICCMIC. ICCMIC invests primarily in performing multifamily and commercial loans, commercial mortgage-backed securities and real property investments. ICCAMC was formed in the third quarter of 1997 to oversee the day-to-day operations of ICCMIC pursuant to a management agreement. For the three months and nine months ended September 30, 1998, ICCAMC earned $1.8 million and $4.3 million, respectively, in management fees from ICCMIC. At September 30, 1998, the Company owned 3,070,000 shares or 10.5% of the outstanding common stock of ICCMIC.

  In addition to receiving asset management fees from ICCMIC, the Company invested $43.0 million in the common stock of ICCMIC and has received cash dividends of $2.6 million and $1.4 million during the nine months and year ended September 30, 1998 and December 31, 1997, respectively. As of September 30, 1998, ICCMIC's stock price declined to $9.75 per share as compared to the Company's book value of $13.98 per share. Subsequent to September 30, 1998, ICCMIC's stock price continued to decline to $8.813 per share as of October 23, 1998. As a result of the decline in market value of ICCMIC's common stock, the Company wrote-down its investment in ICCMIC to $9.75 per share and recognized an impairment loss of $13.0 million.

  Total revenue and expenses from ICCAMC for the nine months ended September 30, 1998 were $4.3 million and $2.2 million as compared to none and $78,000 for the same period of the prior year, respectively.

IMPERIAL CREDIT ASSET MANAGEMENT, INC. ("ICAM")

  For the three and nine months ended September 30, 1998, ICAM earned management fees of $252,000 from Pacifica Partners I L.P., a $500 million collateralized loan obligation ("CLO") fund launched by the Company on August 26, 1998. At September 30, 1998, Pacifica Partners I L.P. invested $400 million in loan participations and $100 million in high yield bonds under management by ICAM.

  The Company invested net cash of $18.7 million in the subordinated and equity interests of the CLO. The return on the Company's investment in the CLO was $400,000 for the nine months ended September 30, 1998. As a result of the recent financial market decline, and a dramatic increase in yield on subordinate bonds, the Company wrote-down its investment in the subordinate bonds by $3.3 million.

  In addition, the Company invested $10.0 million in the Cambria Investment Partnership I, L.P., a newly formed hedge fund investing in syndicated bank loans and managed by ICAM. The return on the Company's investment in Cambria was $(132,000) and $650,000 during the three and nine months ended September 30, 1998, respectively. The Company did not experience any impairment related write-downs on its investment in Cambria. At September 30, 1998, Cambria had total assets under management of $165.5 million.


INVESTMENT BANKING AND BROKERAGE

  The Company conducts investment banking and brokerage through its ICG subsidiary.

IMPERIAL CAPITAL GROUP, LLC ("ICG")

  In July 1997, the Company formed ICG, which, together with its subsidiaries Imperial Capital, LLC ("IC") and Imperial Asset Management, LLC ("IAM"), to offer individual and institutional investors financial products and services. IC is a registered broker/dealer with the United States Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc.. IC provides investment opportunities and research to individual and institutional investors, raises private and public capital for middle market companies, and trades debt, equity and asset backed securities. IAM is an investment advisor registered with the United States Securities and Exchange Commission, and provides investment management services to high net worth individuals and institutional clients. ICG is a consolidated subsidiary in which the Company maintains an approximate 60% voting and equity ownership interest.

   For the three and nine months ended September 30, 1998, ICG generated $3.3 million and $13.1 million in investment banking revenues as compared to none for the same periods last year. For the three and nine months ended September 30, 1998, ICG incurred expenses of $7.8 million and $16.9 million as compared to none for the same periods last year.

  The loss recorded by ICG for the three and nine months ended September 30, 1998 was primarily due to the writedown of securities held for trading at ICG, resulting from the recent decline in the financial and equity markets.

OTHER ACTIVITIES

  In addition to the Company's significant individual businesses, the Company engages in following other activities.

 FRANCHISE MORTGAGE ACCEPTANCE COMPANY ("FMAC")
  FMAC is a publicly traded specialty commercial finance company engaged in the business of originating and servicing loans and equipment leases to small businesses, with a primary focus on established national and regional franchise concepts. More recently, FMAC has expanded its focus to include retail energy licensees (service stations, convenience stores, truck stops, car washes and quick lube businesses), funeral homes, cemeteries and golf operating businesses (golf courses and golf practice facilities). FMAC originates long-term fixed and variable rate loan and lease products and sells such loans and leases either through securitizations or whole loan sales to institutional purchasers on a servicing retained basis. FMAC also periodically makes equity investments or receives contingent equity compensation as part of its core lending and leasing business. In March 1998, FMAC purchased Bankers Mutual, an originator of multifamily income property loans.

  During the fourth quarter of 1997, FMAC completed an initial public offering of its common stock pursuant to which ICII was a selling stockholder. As a result of the Company's participation in the public offering, the Company's percentage ownership of FMAC was reduced to 38.4% from 66.7%. Consequently, commencing with the quarter ended December 31, 1997, the financial statements of FMAC are no longer consolidated with those of ICII.

  As of September 30, 1998, ICII owned 11,023,492 shares of FMAC common stock. ICII's investment in FMAC is reflected on the Company's consolidated balance sheet as "Investment in Franchise Mortgage Acceptance Company" and is accounted for pursuant to the equity method of accounting. Equity in the net income of FMAC for the three and nine months ended September 30, 1998 was $507,000 and $7.1 million, respectively, as compared to none for the same periods last year. According to a press release by FMAC on October 20, 1998, FMAC had total assets of $871.6 million and net income of $1.3 million and $18.4 million for the three and nine months ended September 30, 1998.

TOTAL RATE OF RETURN SWAPS
  The Company has entered into total rate of return swap contracts to deploy a portion of its available liquidity. These swaps are entered into with various investment bank counterparties, the provisions of which entitle the Company to receive the total return on various loan participations in exchange for a floating payment of one month LIBOR plus a spread. As of September 30, 1998, the Company is party to total rate of return swap contracts with a total notional amount of $46.9 million, under which the Company was to receive one month LIBOR plus a weighted average spread of 2.01% and is obligated to pay one month LIBOR plus a weighted average spread of 0.76%. For the three and nine months ended September 30, 1998, the Company recognized $1.2 million and $3.3 million, respectively, of interest income on total return swaps as compared to $2.7 million and $3.5 million for the same periods last year. The weighted average remaining life of these contracts was 46.1 months as of September 30, 1998. These contracts are off-balance sheet financing instruments.

 IMPERIAL CREDIT WORLDWIDE, LTD. ("ICW")
  ICW is a holding company for the Company's international finance activities and is a majority owner of Credito Imperial Argentina, a mortgage banking company conducting residential mortgage business in Argentina. ICW originated $14.2 million and $31.0 million in residential loans for the third quarter and nine months ended September 30, 1998, respectively, as compared to none for the same periods last year. During the third quarter of 1998, ICW recognized a lower of cost or market write-down of $7.3 million on its mortgage loans held for sale. The write-down resulted from the overall decline in the Latin American financial markets.

  Total revenue and expenses from ICW for the nine months ended September 30, 1998 were ($6.6) million and $1.4 million. The loss at ICW was primarily related to the aforementioned write-down of $7.3 million on its loans held for sale.

  Due to the decline in the Latin American financial markets, the Company is pursuing various strategies including the sale of the existing portfolio and conducting future operations as a mortgage broker which would entitle the Company to receive broker fees to originate loans for others.

 IMPAC MORTGAGE HOLDINGS, INC. ("IMH")
  Pursuant to a termination agreement entered into in December of 1997, related to the management agreement between ICAI and IMH, the Company received 2,009,310 shares of IMH common stock and certain securitization-related assets. Additionally, the Company agreed to cancel its note receivable from ICI Funding Corporation ("ICIFC"), a former subsidiary of ICII which is now known as Impac Funding Corporation and operates as the loan origination unit of IMH. The Company owned 8.0% of the outstanding common stock of IMH as of September 30, 1998.

  At September 30, 1998, IMH's stock price had declined to $13.50 per share as compared to the Company's book basis of $17.44 per share. Shortly after the third quarter ended September 30, 1998, IMH announced liquidity concerns and the delay of the payment date of its previously announced third quarter 1998 dividend to January 6, 1999 and that it does not expect to make a further dividend payments in 1998. Subsequent to this announcement IMH's stock price declined significantly resulting in the Company writing down its investment to $5.00 per share resulting in a loss of $24.5 million during the third quarter of 1998.

 HOME IMPROVEMENT LOANS AND OTHER CONSUMER CREDIT
  At September 30, 1998, SPB's Consumer Credit Division ("CCD") loans outstanding increased 41.2% to $57.6 million from $40.8 million at December 31,1997. During the three and nine months ended September 30, 1998, CCD originated $13.5 million and $31.5 million in loans as compared to $4.4 million and $14.4 million for the same periods last year, respectively. The weighted average yield on SPB's CCD originated loans was 9.42% and 10.44% for the three and nine months ended September 30, 1998. At September 30, 1998, CCD had loans 30 days or more delinquent of $760,000.

  Subsequent to September 30, 1998, the Company announced the closing of CCD. Management has determined that the returns generated by CCD were not meeting the Company's profitability expectations, and that the time necessary to improve profitability did not warrant further investment in the current financial market. Closure costs for CCD are not expected to be material.

  Total revenue and expenses from CCD for the nine months ended September 30, 1998 were $1.5 million and $3.1 million.

 SUB-PRIME AUTO LENDING
  SPB's Auto Lending Division originated $24.0 million and $97.2 million in sub-prime auto loans during the three and nine months ended September 30, 1998 as compared to $23.4 million and $63.1 million, for the same periods last year, respectively.

   At September 30, 1998, SPB's auto loans outstanding increased 71.6% to $189.8 million from $110.6 million at December 31,1997. At September 30, 1998 SPB's auto loan portfolio had loans delinquent more than 30 days of $31.1 million. The weighted average yield on SPB's auto loan portfolio was 18.28% and 20.24% for the three and nine months ended September 30, 1998. During the third quarter of 1998, the Company decided to aggressively market SPB's auto loan portfolio. Based on price discovery at September 30, 1998, the Company recognized a lower of cost or market charge of $18.0 million. The write-down resulted from a decline in the asset backed securities markets.

  Total revenue and expenses from SPB's Auto Lending Division for the nine months ended September 30, 1998 were $(480,000) and $7.1 million as compared to $959,000 and $1.6 million for the same periods of the prior year, respectively.

  The loss at SPB's Auto Lending Division for the nine months ended September 30, 1998 was primarily related to the aforementioned write-down of $18.0 million on its auto loans held for sale.

  Additionally during the third quarter ended September 30, 1998, the Company announced it's decision to discontinue the operations of AMN, a subprime Auto lender. See "Note 6 of Notes to Consolidated Financial Statements-- "Discontinued Operations," describing AMN's discontinued operations.

 SOUTHERN PACIFIC FUNDING CORPORATION ("SPFC")

  As of September 30, 1998, ICII owned 9,742,500 shares of SPFC common stock, representing 47.0% of the outstanding common stock of SPFC, which, commencing with the three months ended March 31, 1997, is reflected on the Company's consolidated balance sheet as "Investment in Southern Pacific Funding Corporation" and until its bankruptcy filing and cessation of new business activities was accounted for pursuant to the equity method of accounting.

  On October 1, 1998, SPFC, a publicly traded sub-prime mortgage banking company which originated, purchased and sold high yielding, single family sub-prime mortgage loans petitioned for Chapter 11 bankruptcy protection under the Federal bankruptcy laws, in the U.S. Bankruptcy Court for the District of Oregon. As a result of SPFC declaring Chapter 11 bankruptcy and the resultant decline in its common stock to below one dollar per share, the Company wrote-off its total investment in SPFC. The write-off was $82.6 million during the quarter ended September 30, 1998.

  Equity in the net income of SPFC for the three and nine months ended September 30, 1998 was $0 and $12.7 million, respectively, as compared to $6.4 million and $19.4 million for the same periods last year. Equity in the net income of SPFC represents the Company's share of SPFC's net income based on the Company's ownership percentage.

  During the third quarter ended September 30, 1998, SPFC borrowed a maximum of $4.3 million from the Company at an interest rate of 12%. The average loan balance during the quarter was $2.6 million. As a result of SPFC declaring Chapter 11 bankruptcy, ceasing most operations, and beginning the liquidation of the company, the loan balance plus accrued interest was written-off as a part of the Company's total investment in SPFC as of September 30, 1998.

FUNDING


DEPOSITS AND FHLB BORROWINGS

  The Company primarily funds its loan originations through its subsidiary, SPB. SPB is an FDIC insured industrial loan company which is regulated by the California Department of Financial Institutions and the FDIC. SPB obtains the necessary liquidity to fund its own lending activities primarily through deposits and, if necessary, through borrowings from the FHLB. SPB's deposit portfolio consists primarily of certificates of deposit which increased to $1.7 billion as of September 30, 1998 as compared to $1.2 billion at December 31, 1997. The average cost of funds of SPB's deposits was 5.71% and 5.80% at September 30, 1998 and December 31, 1997, respectively. SPB has been able to acquire new deposits through its local marketing strategies as well as domestic money markets. Additionally, SPB maintains liquidity in the form of cash and interest bearing deposits with financial institutions. The Company tracks on a daily basis all new loan applications by office and, based on historical closing statistics, estimates expected fundings. Cash management systems at SPB allow SPB to anticipate both funding and sales and adjust deposit levels and short-term investments against the demands of the Company's lending activities.

  At September 30, 1998 and December 31, 1997, SPB had available lines of credit from the FHLB equal to $22.3 million and $45.8 million, respectively. The FHLB advances are secured by the investment in stock of FHLB and certain real estate loans with a carrying value of $58.1 million and $228.5 million at September 30, 1998 and December 31, 1997, respectively. The highest FHLB advance outstanding during the quarter ended September 30, 1998 was $20.0 million, with an average outstanding balance of $20.0 million. The outstanding balance of FHLB advances was $20.0 million at September 30, 1998. Since December 31, 1991, SPB has increased its deposits as necessary so that deposits, together with cash, liquid assets and FHLB borrowings have been sufficient to provide the funding for its loans held for investment or sale.

WAREHOUSE LINES OF CREDIT AND NOTES PAYABLE
  ICII and its subsidiaries had notes payable and various revolving warehouse lines of credit available at September 30, 1998, as follows:

                                            INTEREST                                    INDEX
                                            --------                                    -----
                                              RATE      COMMITMENT    OUTSTANDING   (BASIS POINTS)    EXPIRATION DATE
                                            --------    ----------    -----------   --------------    ---------------
                                                                       (DOLLARS IN THOUSANDS)
Greenwich Capital Financial (AMN)......        6.98%      $100,000       $16,154    Libor plus 135        March 9, 1999
CoreStates (IBC).......................        7.43%        30,000         3,170    Libor plus 220     November 30, 1998
Notes Payable (ICII)...................        8.00%        ------         1,220      Fixed rate             None
                                                          --------       -------
                                                          $130,000       $20,544
                                                          ========       =======

SECURITIZATION TRANSACTIONS AND LOAN SALES
  During the quarter ended September 30, 1998, SPB sold $73.7 million of commercial, multifamily loans, single family loans and Imperial Business Credit, Inc ("IBC"), securitized $24.4 million of leases.

  During the quarter ended September 30, 1997, the Company securitized $207.4 million of loans and leases originated by SPB's Income Property Lending Division, FMAC and IBC. Excluding loans securitized by FMAC, the Company securitized $22.2 million of IBC leases for the quarter ended September 30, 1997.



                             RESULTS OF OPERATIONS

           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997


  The Company's consolidated net loss for the three and nine months ended September 30, 1998 was $109.4 million and $80.3 million or $2.83 and $2.07 diluted net loss per share as compared to income of $14.6 million and $35.7 million or $0.36 and $0.87 diluted net income per share for the same period last year, respectively.

  The net loss for the three and nine months ended September 30, 1998 included charges and operating losses of $12.7 million or $0.33 diluted net loss per share and $14.5 million or $0.37 diluted net loss per share related to the previously announced discontinued operations of AMN, a sub-prime auto lending subsidiary. Net income for the three and nine months ended September 30, 1997, includes an extraordinary loss of none and $4.0 million or none and $0.10 basic and diluted per share representing a loss on the Company's early extinguishment of debt and operating losses of $3.3 million and $4.0 million or $0.08 and $0.10 basic and diluted per share representing loss from discontinued operations of AMN, respectively.

  Basic consolidated net (loss) income per share for the three and nine months ended September 30, 1998 was ($2.83) and ($2.07) per basic share as compared to $0.38 and $0.93 per basic share for the same period last year, respectively. Basic consolidated net loss per share for the three and nine months ended September 30, 1998 included charges and operating losses of $0.33 and $0.37 basic net loss per share related to the discontinued operations of AMN as compared to $0.08 and $0.10 basic net loss per share for the same periods last year.

  The significant loss reported for the quarter ended September 30, 1998 was primarily due to unstable financial markets in the United States and abroad and resulted in $97.9 million of non-cash after-tax write downs of the Company's securities and loans held for sale portfolios. Additionally, the Company has recorded other non-core pre-tax losses of $8.0 million primarily related to loss allowances and writedowns in the Company's former mortgage banking operations. During the third quarter of 1998, the Company completed an analysis of its potential exposure from losses on the repurchase of the loans still remaining from its former mortgage banking operations. The completion of this analysis resulted in the aforementioned $8.0 million charge being taken in the third quarter of 1998.

DECONSOLIDATION OF FMAC
  During the fourth quarter of 1997, the Company reduced its ownership percentage in FMAC from 66.7% to 38.4% through an initial public offering of FMAC common stock. The income from FMAC is accounted for by the equity method of accounting beginning with the quarter ended December 31, 1997. For the three and nine months ended September 30, 1998, the equity in net income of FMAC was $507,000 and $7.1 million, respectively. As a result of the deconsolidation of FMAC, gain on sale of loans, net interest income, other income and, general and administrative expenses are not comparable to the prior year. Therefore, the following income statements present the results of operations of the Company as if FMAC had been accounted for as an equity investment for all periods presented.

                                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                         ------------------         -----------------
                                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                                            -------------             -------------
                                                                          1998         1997         1998         1997
                                                                          ----         ----         ----         ----
REVENUE:
  Gain on sale of loans and leases..................................    $   3,807     $   284    $  12,652     $ 16,836
                                                                        ---------     -------    ---------     --------
   Interest income...................................................      61,850      47,727      173,365      135,170
  Interest expense..................................................       32,773      26,051       89,473       75,748
                                                                        ---------     -------    ---------     --------
     Net interest income............................................       29,077      21,676       83,892       59,422
  Provision for loan and lease losses...............................        9,500       3,400       16,800        9,650
                                                                        ---------     -------    ---------     --------
  Net interest income after provision for loan and lease losses.....       19,577      18,276       67,092       49,772
                                                                        ---------     -------    ---------     --------
  Other income:
    Loan servicing income...........................................        3,326       1,583        9,112        2,825
    (Loss) gain on sale of securities...............................         (571)     16,678         (564)      20,984
    Equity in net income of Southern Pacific Funding Corp...........           --       6,432       12,739       19,363
    Equity in net income of Franchise Mortgage Acceptance Company...          507       9,800        7,093       19,110
    Investment banking fees.........................................        2,175          --       13,142           --
    Asset management fees...........................................        2,207         858        4,987        3,674
    Loss on impairment of securities................................     (120,138)         --     (120,138)          --
    Mark to Market on securities and loans held for sale............      (42,063)       (136)     (40,528)        (141)
    Other income....................................................        7,407          63        9,940        1,542
                                                                        ---------     -------    ---------     --------
  Total other income................................................     (147,150)     35,278     (104,217)      67,357
                                                                        ---------     -------    ---------     --------
  Total revenue.....................................................     (123,766)     53,838      (24,473)     133,965
                                                                        ---------     -------    ---------     --------
EXPENSES:
  Personnel expense.................................................       17,785      10,240       45,598       25,332
  Amortization of servicing rights..................................          437         206        1,138          431
  Occupancy expense.................................................        1,604         884        4,308        2,497
  Data processing expense...........................................          500         492        1,300        1,254
  Net (income) expenses of other real estate owned..................         (671)      1,146         (742)       5,383
  General, administrative and other expense.........................       19,677       9,698       37,425       23,633
                                                                        ---------     -------    ---------     --------
     Total expenses.................................................       39,332      22,666       89,027       58,530
                                                                        ---------     -------    ---------     --------
  (Loss) income before income taxes, minority interest,
     discontinued operations and extraordinary item.................     (163,098)     31,172     (113,500)      75,435
  Income taxes......................................................      (64,516)     13,319      (46,155)      31,711
  Minority interest in loss of consolidated subsidiaries............       (1,808)         --       (1,574)          --
                                                                        ---------     -------    ---------     --------
  (Loss) income before discontinued operations and
    extraordinary item..............................................      (96,774)     17,853      (65,771)      43,724
  Loss from discontinued operations, net of income taxes............       (1,390)     (3,264)      (3,232)      (4,030)
  Loss on disposal of AMN, net of income taxes......................      (11,276)         --      (11,276)          --
                                                                        ---------     -------    ---------     --------
  (Loss) income before extraordinary item...........................     (109,440)     14,589      (80,279)      39,694
   Extraordinary item--Loss on early extinguishment of debt, net of
    income taxes....................................................           --        --           --        (3,995)
                                                                        ---------     -------    ---------     --------
     Net (loss) income..............................................    $(109,440)    $14,589    $ (80,279)    $ 35,699
                                                                        =========     =======    =========     ========

REVENUES

GENERAL
  Total revenues for the Company during the third quarter ended September 30, 1998 excluding the loss from the write down of certain securities and held for sale loan portfolios were $38.4 million as compared to $66.5 million reported for the same period in 1997. The decrease was due primarily to reduced revenue contributions from SPFC and the deconsolidation of FMAC. SPFC and FMAC contributed total revenues to the Company of $507,000 in the quarter ended September 30, 1998 as compared to $16.2 million in the same period of the previous year.

  Total revenues for the nine months ended September 30, 1998, excluding the loss from the write-down of certain securities and held for sale loan portfolios and gains on sale of SPFC and IMH stock were $136.2 million, as compared to $139.2 million for the same period last year. Excluding the gains on the sale of SPFC and IMH stock for the nine month periods ended September 30, 1997 and adjusting the nine months ended September 30, 1997 as if the deconsolidation of FMAC occurred on January 1, 1997, adjusted total revenues increased by 20.5% to $136.2 million from $113.0 million, respectively.

GAIN ON SALE OF LOANS AND LEASES
  Consistent with the Company's objective of becoming less reliant on gain on sale as a source of revenue, gain on sale of loans and leases decreased $17.2 million to $3.8 million during the third quarter of 1998 from $21.0 million for the same period last year. Gain on sale of loans and leases consists primarily of gains recorded upon the sale of loans and leases, net of associated expenses, and to a lesser extent, fees received on the origination of loans, and fees received for commitments to fund loans. Gain on sale of loans decreased $45.0 million to $12.7 million for the nine months ended September 30, 1997 from $57.7 million for the same period last year, primarily as a result of the deconsolidation of FMAC and lower volume of securitizations at SPB. Gain on sale of loans and leases decreased to 9.9% and 9.3% of total revenues excluding loss on impairment of securities and mark-to-market adjustments on certain held for sale securities and loan portfolios for the quarter and nine months ended September 30, 1998, as compared to 31.5% and 36.1% of total revenues for the same periods last year, respectively.

  During the quarter ended September 30, 1998, SPB sold $73.7 million of commercial and multifamily loans and $2.1 million of single family residential mortgage loans to independent third-parties resulting in a combined gain of $2.7 million. IBC securitized $24.4 million of leases generating a gain of $699,000.

  During the quarter ended September 30, 1997, the Company securitized $207.4 million of loans and leases originated by SPB's income property division, FMAC and IBC. Excluding loans securitized by FMAC, the Company securitized $22.2 million of IBC leases for the quarter ended September 30, 1997.

TOTAL INTEREST INCOME
  For the three and nine months ended September 30, 1998, total interest income increased to $61.9 million and $173.4 million, respectively, from $55.4 million and $152.2 million for the same periods last year. The increase in total interest income is primarily attributable to increases in yield as well as the outstanding average balance on interest-earning assets. The increase in the average yield on interest-earning assets in 1998 is primarily attributable to increases in the average yields on loans held for investment and sale reflecting a more diversified and higher-yielding mix of loan products relative to 1997. The comparison of total interest income for the three months ended September 30, 1998 and 1997 is also impacted by the deconsolidation of FMAC. Excluding FMAC's interest income for the three and nine months ended September 30, 1997, total interest income would have been $47.7 million and $135.2 million.

TOTAL INTEREST EXPENSE
  For the three months and nine months ended September 30, 1998, total interest expense remained essentially the same at $32.8 million and $89.5 million, respectively, as compared to $32.0 million and $89.7 million for the same periods last year. The increase in interest on deposits and long term debt was attributable to the increase in deposits at SPB in 1998 and the interest expense related to the issuance of $70 million of Remarketed Par Securities in June of 1997.

Total deposits at SPB increased to $1.7 billion from $1.2 billion at September 30, 1998 and 1997, respectively. The yield on SPB deposits was 5.71% and 5.95% at September 30, 1998 and 1997, respectively. The decrease in interest on other borrowings was primarily attributable to the deconsolidation of FMAC.

  Excluding FMAC's interest expense for the three and nine months ended September 30, 1997, total interest expense would have been $26.1 million and $75.7 million.

PROVISION FOR LOAN AND LEASE LOSSES
  The provision for loan and lease losses was $9.5 million and $16.8 million for the three and nine months ended September 30, 1998, respectively, as compared to $3.4 million and $9.7 million for the same periods last year. The increase in the loan and lease loss provision for the three months ended September 30, 1998 was primarily the result of a $1.5 million loan loss provision relating to one credit relationship with a $4.0 million outstanding balance at September 30, 1998, a $3.0 million loan loss provision relating to increased delinquent loans in SPB's auto loan portfolio, and a $1.0 million lease loss provision relating to increased loss experience for IBC's equipment leases. The increase in the loan and lease loss provision for the nine months ended September 30, 1998 was primarily attributable to the former mortgage banking operations and SPB's auto loan portfolio.

  At September 30, 1998, nonaccrual loans declined to $52.0 million as compared to $70.6 million at December 31, 1997. Excluding AMN's discontinued operations, nonaccrual loans were $48.2 million and $48.0 million at September 30,1998 and December 31, 1997 or 3.5% and 3.6% of gross loans held for investment, respectively. Additionally, excluding net charge-offs of $12.8 million and $3.3 million of AMN related loans for the nine months ended September 30, 1998 and 1997, net charge-offs were $15.5 million and $8.7 million, respectively. The increase in net charge-offs was primarily attributed to an increase in net charge-offs in SPB's auto loan portfolio, partially offset by a decrease in charge-offs in the Company's lease portfolios at SPB and IBC.

LOSS ON IMPAIRMENT OF SECURITIES
  As a result of the decline in the United States and global financial and equity markets, the market values of the Company's equity holdings have declined substantially, resulting in a pre-tax loss of $120.1 million. The Company recorded pre-tax losses of $24.5 million and $13.0 million related to a non-temporary decline in the market value of equity investments in IMH and ICCMIC, respectively. At September 30, 1998, the equity investments in IMH and ICCMIC are carried on the Company's balance sheet as securities available for sale at $9.9 million and $29.9 million, respectively. To the degree that market values drop significantly below these amounts, the Company may be exposed to further writedowns. The reported loss also includes a pre-tax write-off of $82.6 million, which represents the Company's total investment in SPFC. On October 1, 1998, SPFC filed a petition for bankruptcy with the U.S. Bankruptcy Court for the District of Oregon, and ceased most operations. SPFC has begun the liquidation of the company. The recovery of any written off amounts is dependent on proceeds received from the liquidation of SPFC's net assets, if any.

MARK TO MARKET ON SECURITIES AND LOANS HELD FOR SALE
  The combination of market pricing movements and developments in the global, corporate debt, and asset backed financial markets had a negative impact on the Company's investment, available for sale, and trading securities portfolios. In addition to the write-downs previously discussed, the Company wrote-down its retained interests and other asset backed securities by $9.4 million. During the third quarter, the Company sponsored and invested approximately $18.7 million in the subordinate and equity interests of Pacifica Partners I, LP., a $500.0 million Collateralized Loan Obligation ("CLO") fund. The CLO is a leveraged investment backed by syndicated bank debt and high yield bonds. Also as a result of the recent financial market decline, the Company wrote-down its investment in the subordinate interest of the CLO by $3.3 million. Additionally, ICG, the parent of one of the Company's registered investment advisors and its broker/dealer subsidiary, recorded a loss of $4.5 million primarily due to a decline and the related write-down in the value of its securities held for trading, resulting from the recent decline in the financial and equity markets. To the degree that market values drop significantly below these amounts, the Company may be exposed to further writedowns.

OTHER NON-CORE, NON-CASH WRITE DOWNS
  The Company provided additional loss allowances of $4.8 million for exposure to losses from the repurchase of residential mortgage loans under representations and warranties given to loan purchasers related to the Company's former mortgage banking operations. The Company also recorded an additional loss of $5.4 million, primarily consisting of a loss provision of $4.5 million related to the Company's auto loan portfolio and remaining loans held for investment from the former mortgage banking operations.

LOAN SERVICING INCOME
  Loan servicing income for the three and nine months ended September 30, 1998 was $3.3 million and $9.1 million, respectively, as compared to $2.4 million and $5.1 million for the same periods last year. The increase in loan servicing income was primarily attributable to a decrease in servicing related expenses associated with the Company's former residential mortgage banking loan portfolio and an increase in the average outstanding balance of loans and leases serviced for others at SPB and IBC. Total loans serviced for others averaged $986.8 million and $548.8 million during the nine months ended September 30, 1998 and 1997, respectively.

EQUITY IN NET INCOME OF SPFC
  Equity in the net income of SPFC for the three and nine months ended September 30, 1998 was $0 and $12.7 million, respectively, as compared to $6.4 million and $19.4 million for the same periods last year, which represents the Company's share of SPFC's net income based on the Company's ownership percentage. At September 30, 1997 and 1998, the Company's ownership percentage in SPFC was 47.0%. Prior to SPFC's cessation of new operations, the Company accounted for its investment in SPFC using the equity method.

  On October 1, 1998, SPFC petitioned for Chapter 11 bankruptcy protection under the Federal bankruptcy laws, in the U.S. Bankruptcy Court for the District of Oregon, ceased most operations, and began the liquidation of the company. As of September 30, 1998, the Company has completely written-off its investment in SPFC.

EQUITY IN NET INCOME OF FMAC
  Equity in the net income of FMAC for the three and nine months ended September 30, 1998 was $507,000 and $7.1 million, respectively, as compared to $0 for the same periods last year, which represents the Company's share of FMAC's net income based on the Company's ownership percentage. The increase in the equity in net income of FMAC is due to the difference in accounting methods used for the Company's investment in FMAC at September 30, 1998 and 1997. At September 30, 1998, the Company's ownership percentage in FMAC was 38.4%, and accordingly, the Company accounted for its investment in FMAC using the equity method.
During the quarter and nine months ended September 30, 1997, FMAC was a 66.67% owned consolidated subsidiary of the Company, which contributed pre-tax earnings to the Company of $9.8 million and $19.1 million, respectively.

ASSET MANAGEMENT FEES
  Asset management fees were $2.2 million and $5.0 million for the three and nine months ended September 30, 1998, respectively, compared to $858,000 million and $3.7 million for the same periods last year, respectively. The management fees primarily relate to the activities of ICCAMC. ICCAMC was formed in the third quarter of 1997 to oversee the day-to-day operations of ICCMIC, a commercial real estate investment trust, pursuant to a management agreement. For the three months and nine months ended September 30, 1998, ICCAMC earned $1.8 million and $4.3 million, respectively, in management fees from ICCMIC.

INVESTMENT BANKING FEES
  Investment banking fees were $2.2 million and $13.1 million for the three and nine months ended September 30, 1998, respectively, compared to none for the same periods last year. During the fourth quarter of 1997, the Company capitalized a new subsidiary, ICG, which includes a registered broker/dealer and an asset management company offering individual and corporate investors a wide range of financial products and services. The investment banking fees consist of fees related to equity and debt offerings and brokerage commissions.

GAIN ON SALE OF SPFC STOCK
  During the three and nine months ended September 30, 1998, the Company did not sell any shares of its common stock ownership in SPFC. During the first quarter of 1997, the Company sold 370,000 shares of SPFC common stock at $16.63 per share generating net proceeds of $6.2 million and a pre-tax gain of $4.3 million. During the third quarter of 1997, the Company sold 500,000 shares of SPFC common stock at $15.11 per share generating cash proceeds of $7.6 million and a pre-tax gain of $5.2 million.

EXPENSES

  Total expenses for the Company during the third quarter of 1998 were $39.3 million as compared to $30.3 million for the same period last year. For the nine months ended September 30, 1998 total expenses were $89.0 million as compared to $74.8 million for the same period last year. Excluding the effect of the FMAC deconsolidation, expenses for the three and nine month periods ended September 30, 1997 were $22.7 million and $58.5 million, respectively.

  The increase in total expenses for the three and nine month periods ended September 30, 1998 was attributable to continued growth and increased activities at the Company's new business lines including PrinCap, ICW, CBC, ICG and ICCAMC.

PERSONNEL EXPENSE
  Personnel expense increased to $17.8 million and $45.6 million for the three and nine months ended September 30, 1998, respectively, as compared to $14.9 million and $34.6 million for the same periods of the previous year. This increase was primarily the result of growth and increased activities at the Company's new business lines, including ICG, ICW and ICCAMC.

AMORTIZATION OF SERVICING RIGHTS
  Amortization of servicing rights increased to $437,000 and $1.1 million for the three and nine months ended September 30, 1998 as compared to $206,000 and $431,000 for the same periods last year. The increase was primarily the result of an increased balance of servicing rights retained from recent loan sales and securitizations at SPB.

OCCUPANCY EXPENSE
  Occupancy expense increased to $1.6 million and $4.3 million for the three and nine months ended September 30, 1998, respectively, as compared to $1.1 million and $2.9 million for the same periods of the previous year. The increase was primarily attributable to the Company's acquisition and expansion activities throughout 1997 and during the first nine months of 1998.

NET INCOME/EXPENSES OF OTHER REAL ESTATE OWNED
  During the three and nine months ended September 30, 1998, income from OREO operations were $671,000 and $742,000 as compared to expenses of $1.1 million and $5.4 million, respectively, for the same periods last year. The income generated from OREO operations in 1998 as compared to the expenses in 1997 primarily resulted from a lower level of losses and write-downs related to the sale of properties from the Company's former mortgage banking operations.

OTHER EXPENSES
  All other expenses (including data processing, professional services, telephone and other communications, amortization of goodwill and general and administrative expense) for the three and nine months ended September 30, 1998 totaled $15.4 million and $34.0 million, respectively, as compared to $13.0
million and $31.4 million for the same periods last year.    The comparison of
other expenses for the first quarter 1998 and 1997 is also impacted by the deconsolidation of FMAC. Excluding FMAC's total other expenses for the three and nine months ended September 30, 1997, other expenses would have been $10.2 million and $24.9 million, respectively, as compared to the consolidated total expenses of $15.4 million and $34.0 million. This increase reflects the Company's acquisition and expansion activities.

MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARIES
  The Company's minority interest in (loss) income of consolidated subsidiaries was ($1.8) million and ($1.6) million for the three and nine months ended September 30, 1998, respectively, as compared to $4.9 million and $9.6 million for the same periods last year. The minority interest in income of consolidated subsidiaries for the three and nine months ended September 30, 1998 is attributable to the Company's approximately 60% ownership in ICG. The minority interest in income of consolidated subsidiaries for the same period last year was attributable to the Company's 66.7% ownership in FMAC. The comparison of the Company's minority interest in income of consolidated subsidiaries for the three and nine months ended September 30, 1998 and 1997 is impacted by the deconsolidation of FMAC. Excluding the Company's minority interest in income of FMAC for the three and nine months ended September 30, 1997, total minority interest in income (loss) of consolidated subsidiaries would have been $0 when compared to ($1.8) million and ($1.6) million for the current periods presented.

EXTRAORDINARY ITEM--LOSS ON EARLY EXTINGUISHMENT OF DEBT
   During the first quarter of 1997, the Company successfully completed a $200.0 million offering of 9.875% Senior Notes due 2007. A portion of the proceeds from the offering were used to repurchase $69.8 million of 9.75% Senior Notes due 2004 for which the Company recorded an extraordinary after-tax charge of $4.0 million.

   The Company engaged in the new issuance in order to obtain more favorable debt covenants and to raise new capital to support its growing businesses.

ASSET QUALITY

NONACCRUAL LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

  At September 30, 1998, nonaccrual loans declined to $52.0 million as compared to $70.6 million at December 31, 1997. Excluding AMN's discontinued operations, nonaccrual loans were $48.2 million and $48.0 million at September 30,1998 and December 31, 1997 or 3.5% and 3.6% of gross loans held for investment, respectively. Additionally, excluding net charge-offs of $12.8 million and $3.3 million of related loans at AMN for the nine months ended September 30, 1998 and 1997, net charge-offs were $15.5 million and $8.7 million, respectively. The increase in net charge-offs was primarily attributed to an increase in net charge-offs in SPB's auto loan portfolio, partially offset by a decrease in charge-offs in the Company's lease portfolios at SPB and IBC.

  The balance of nonaccrual loans relating to the former mortgage banking operations included $5.3 million and $6.9 million of loans at September 30, 1998 and December 31, 1997, respectively. The Company periodically reviews the allowance for loan and lease losses in connection with the overall loan and lease portfolio. Based on the Company's charge-off experience and relatively stable balance of nonaccrual loans, management believes the current balance of the allowance for loan and lease losses is sufficient in relation to the amount of risk in the loan and lease portfolio.

The Company's activity in the allowance for loan and lease losses was as follows:

                                                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   ---------------------------------------
                                                                                          1998                 1997
                                                                                          ----                 ----
                                                                                               (IN THOUSANDS)
   BEGINNING BALANCE AS OF DECEMBER 31, 1997 AND 1996...........................            $ 38,047             $ 19,999
   Provision for loan and lease losses..........................................              16,800                9,650
   Provision for loan losses- AMN...............................................               5,250                8,515
   Business acquisitions and bulk loan purchases................................                  --                7,484
   Sale of Leases...............................................................                  --                 (900)
   Deconsolidation of ICIFC.....................................................                  --                 (687)
                                                                                            --------             --------
                                                                                              60,097               44,061
                                                                                            --------             --------

   LOANS CHARGED OFF:
   Single family residential....................................................              (1,971)              (2,160)
   Multifamily mortgage.........................................................                (591)                (420)
   Commercial mortgage..........................................................                (135)                (955)
   Leases.......................................................................                (830)              (3,737)
   AMN related loans............................................................             (12,767)              (3,345)
   Consumer loans...............................................................             (14,026)              (5,399)
                                                                                            --------             --------
   Total........................................................................             (30,320)             (16,016)
                                                                                            --------             --------

   RECOVERIES ON LOANS PREVIOUSLY CHARGED OFF:
   Single family residential....................................................                 189                   46
   Multifamily mortgage.........................................................                 142                   --
   Commercial mortgage..........................................................                  35                   --
   Leases.......................................................................               1,004                  425
   Consumer.....................................................................                 645                  183
                                                                                            --------             --------
   Total........................................................................               2,015                  654
                                                                                            --------             --------
   Net charge-offs..............................................................             (28,305)             (15,362)
                                                                                            --------             --------
   BALANCE INCLUDING AMN AS OF SEPTEMBER 30, 1998 AND 1997......................            $ 31,792             $ 28,699
                                                                                            ========             ========

  Excluding the discontinued operations of AMN, the balance of the allowance for loan and lease losses at September 30, 1998 and December 31, 1997 was $28.2 million and $27.0 million, respectively.

  The Company's allowance for loan and lease losses decreased to $28.2 million as compared to $27.0 million at December 31, 1997. The allowance for loan and lease losses as a percentage to non-accrual loans at September 30, 1998 and December 31, 1997 is as follow:

                                                 AT SEPTEMBER 30, 1998                   AT DECEMBER 31, 1997
                                                 ---------------------                   --------------------
                                                              PERCENTAGE TO                               PERCENTAGE TO
                                                              -------------                               -------------
                                            BALANCE           NON-ACCRUING LOANS      BALANCE             NON-ACCRUING LOAN
                                            -------           ------------------      -------             -----------------
Allowance for loan and lease
 losses excluding AMN                        $28,216               58.48%             $26,954                 56.21%
AMN's allowance for loan losses                3,576               94.55%              11,093                 48.91%
                                               -----                                   ------
Total                                        $31,792               61.10%             $38,047                 53.87%
                                             =======                                  =======

NONPERFORMING ASSETS ("NPA")

  The Company's NPA's consist of non-accruing loans, OREO and repossessed property. Total NPA's were $62.9 million as of September 30, 1998 as compared to $90.5 million at December 31, 1997. Total NPA's as a percentage of loans, OREO and repossessed assets were 3.61% at September 30, 1998, as compared to 6.04% at December 31, 1997.

The Company's NPA's as a percentage of loans, OREO and repossessed assets at AMN, former mortgage banking operations and all other lending activities were 19.79%, 48.45% and 3.09% at September 30, 1998, as compared to 69.88%, 52.51%
and 3.57% at December 31, 1997. The decrease in NPA's as a percentage of loans, OREO and repossessed assets was mainly attributable to loan charges-offs and sales of OREO properties offset by an increase in SPB nonperforming assets during the nine months ended September 30, 1998.

  The following table sets forth the amount of non performing assets attributable to the Company's other lending activities, former mortgage banking operations and AMN.

                                            SEPTEMBER 30, 1998                               DECEMBER 31, 1997
                                            ------------------                               -----------------
                                                FORMER            AUTO                           FORMER            AUTO
                               ALL OTHER       MORTGAGE        MARKETING        ALL OTHER       MORTGAGE        MARKETING
                                LENDING         BANKING       NETWORK, INC       LENDING         BANKING      NETWORK, INC.
                              ACTIVITIES      OPERATIONS       OPERATIONS      ACTIVITIES      OPERATIONS       OPERATIONS
                             -------------   -------------   --------------   -------------   -------------   --------------
                                                                  (DOLLARS IN THOUSANDS)
Nonaccrual loans:
 One to four family.......     $   17,797         $ 5,273    $          --      $   27,573         $ 6,874    $          --
 Commercial property......          3,553              --               --           5,058              --               --
 Multi-family property....          1,605              --               --           1,837              --               --
 Leases and installment...         20,020              --            3,782           6,608              --           22,681
                               ----------         -------          -------      ----------         -------          -------
Total nonaccrual loans....         42,975           5,273            3,782          41,076           6,874           22,681
                               ----------         -------          -------      ----------         -------          -------
OREO:
 One to four family.......          7,379           1,328               --           2,552           5,774               --
 Commercial property......            877              --               --           2,526              --               --
 Multi-family property....            537              --               --              53              --               --
                               ----------         -------          -------      ----------         -------          -------
Total OREO................          8,793           1,328               --           5,131           5,774               --
                               ----------         -------          -------      ----------         -------          -------
Repossessed property:
 Equipment held for sale..            405              --               --           4,437              --               --
 Repossessed vehicles.....             --              --              340              --              --            4,563
                               ----------         -------          -------      ----------         -------          -------
Total repossessed property            405              --              340           4,437              --               --
                               ----------         -------          -------      ----------         -------          -------
Total NPAs................     $   52,173         $ 6,601          $ 4,122      $   50,644         $12,648          $27,244
                               ==========         =======          =======      ==========         =======          =======
Total loans, OREO and
 repossessed property.....     $1,689,873         $13,625          $20,826      $1,417,357         $24,087          $38,989

Total NPA's as a
 percentage of loans,
 OREO and repossessed                3.09%          48.45%           19.79%           3.57%          52.51%           69.88%
 property.................

  There are no loans over 90 days past due accruing interest at September 30, 1998 or December 31, 1997, respectively.

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

  Loans deemed by management to be uncollectable are charged to the allowance for loan and lease losses. Recoveries on loans previously charged off are credited to the allowance. Provisions for loan and lease losses are charged to expense and credited to the allowance in amounts deemed appropriate by management based upon its evaluation of the known and inherent risks in the loan portfolio. Future additions to the allowance for loan and lease losses may be necessary.

  Loans held for investment consisted of the following at September 30, 1998 and December 31, 1997:

                                                                 SEPTEMBER 30, 1998         DECEMBER 31, 1997
                                                                 ------------------         -----------------
                                                                                (IN THOUSANDS)
Loans secured by real estate:
Single Family 1-4...........................................               $  145,211                $  244,588
Multi-Family................................................                   61,129                    17,261
Commercial..................................................                   40,803                     1,085
                                                                           ----------                ----------
                                                                              247,143                   262,934

Leases......................................................                    2,966                     7,745
Installment loans...........................................                   35,332                   129,595
Franchise loans.............................................                   54,532                    62,219
Asset based loans...........................................                  622,021                   484,832
Loan participations.........................................                  182,394                   196,339
Mortgage warehouse lines....................................                  167,420                   122,488
Commercial..................................................                   36,642                     6,480
                                                                           ----------                ----------
  Total.....................................................                1,348,450                 1,272,632

Unearned income.............................................                   (5,314)                   (7,850)
Deferred loan fees..........................................                   (4,727)                   (4,916)
                                                                           ----------                ----------
  Total.....................................................                1,338,409                 1,259,866
Allowance for loan and lease losses.........................                  (28,216)                  (26,954)
                                                                           ----------                ----------
  Total.....................................................               $1,310,193                $1,232,912
                                                                           ==========                ==========

  The Company's loans held for investment are primarily comprised of first and second lien mortgages secured by residential and income producing real property in California, leases secured by equipment, asset based loans to middle market companies mainly in California, participations in commercial loan syndications and loans to experienced franchisees of nationally recognized restaurant concepts. The increase in loans held for investment was primarily attributable to loan originations at SPB's Coast Business Credit, Loan Participation and Investment Group, and Consumer Credit divisions. Additionally, SPB's acquisition of PrinCap Mortgage Warehouse Inc. during the fourth quarter of 1997 contributed to the increase in loans held for investment. The auto loans held for investment related to AMN's discontinued operations were $8.2 million and $25.3 million at September 30, 1998 and December 31, 1997, respectively.

YEAR 2000 COMPLIANCE

  The Company is aware of the issues associated with the Year 2000 problem ("Y2K") concerning existing computer systems. Y2K affects every computer and subsystem the Company operates, both in-house and from independent servicers and vendors. The issue is whether the Company's computer systems will properly recognize the "00" and the prefix "20" dates when the year changes to 2000. Since many existing computer programs use only two digits to identify a year field with the assumption that the first two digits are always "19", most computer systems that do not properly recognize the new prefix century date of "20" and "00" date could generate erroneous data or cause a computer system to fail. Systems that calculate, compare or sort using the incorrect date may cause erroneous results, ranging from system malfunction to incorrect or incomplete processing. The Company does not have any proprietary in-house systems to renovate. Reputable vendors with national and international client bases have supplied the Company's software. These firms are committed to addressing the Y2K issue and have been working closely with the Company.

STATE OF READINESS
  Consistent with the requirements of the Memorandum of Understanding ("MOU") described below, the Company is concentrating its efforts on the accounting, human resource, telecommunication and networking issues concerning Y2K. At SPB, the Company assigned a full-time Year 2000 Project Manager to handle issues concerning Y2K with testing and certification being performed on loan and deposit subsystems. At the Company's other subsidiaries, the Y2K responsibility is being provided by the corporate Management Information Systems group. A full Y2K assessment of all systems, facilities and peripheral devices was conducted in the fourth quarter of 1997. As a result of the Y2K assessment, only two critical systems were deemed to be non-compliant. The first computer system that was non-compliant will be replaced this year, and the second non-compliant system will be converted to a Y2K compliant platform during the first quarter of 1999. The Company has contacted all major vendors and received assurances that they will be fully compliant. Since vendor certification alone is not acceptable to many of the regulatory agencies, the Company has begun an extensive program of integration testing.

YEAR 2000 PROJECT STATUS
  As of the third quarter ended 1998, the Company has completed the awareness and assessment phases of the project. Vendor certification has been received for all major systems. The renovation phase is nearly complete with the exception of a few improvements to be installed in the Company's personal computer networks, the installation of a new asset based lending system and the conversion of a portion of the consumer loan servicing system. The Company's asset based lending system will be installed and tested prior to December 31, 1998. The non-compliant portion of the Company's consumer loan servicing system will be converted in March 1999 to a new system that is Y2K compliant for consumer loans and mortgages. The Company has just completed a test of all personal computers owned by the Company in order to assess their ability to handle the Y2K date change, with a success rate of greater than 90%. The remainder of 1998 will be spent in the validation phase of the Y2K Project with software test scripts being developed, system testing and Y2K certification being performed. Most of the Company is already running Y2K compliant hardware and software including the Company's general ledger system. The Company and its subsidiaries plan to be fully Y2K compliant by March 31, 1999.

COSTS TO ADDRESS THE Y2K ISSUE
  The Company is utilizing both internal and external resources to correct reprogram and test the computer systems for Y2K compliance. It is anticipated that all reprogramming changes will be completed and installed by December 31, 1998, allowing adequate time for testing all data from the Company's in-house, independent servicers and vendor computer systems through March 31,1999. The Company currently estimates that its total internal and external costs associated with making these internal systems Y2K compliant will be approximately $1.0 million to $2.0 million. The Company expects to fund these costs through operating cash flows.

CONTINGENCY PLANS
  The Company established a series of target dates for vendors of critical systems to supply Y2K compliant software for testing. In those cases where the target dates were not met, alternative vendors and systems were acquired. The Company has scheduled testing with third-party vendors and service providers. For systems that are not critical to its operation, the Company will rely upon certifications of Y2K compliance from vendors and service providers. Most vendors and service providers have targeted December 1998 and March 1999 as their expected compliance completion dates. The Company believes its Y2K compliance process should enable it to be successful in modifying its computer systems to be Y2K compliant. As previously stated, the Company's general ledger system is already Y2K compliant and testing has begun on SPB's vendor certified deposit and loan servicing subsystems.

In addition to Y2K compliance, the Company has developed contingency plans for all other systems classified as critical and essential for operations. These contingency plans provide various alternatives in the event of the failure of a system to be adequately modified and/or sufficiently tested and certified to be Y2K compliant.

  However, there can be no assurance that either the compliance process or contingency plans will avoid partial or total system interruptions or cost necessary to update hardware and software systems successfully. In addition, there can be no assurance that the impact of any failure of the Company or its third-party vendors and service providers to be Y2K compliant will not have a material adverse effect on the Company's business, financial condition or results of operations.

REGULATORY MATTERS

MEMORANDUM OF UNDERSTANDING
  On October 28, 1998, Southern Pacific Bank entered into a Memorandum of Understanding ("MOU") with the Federal Deposit Insurance Corporation ("FDIC"). The agreement requires that Southern Pacific Bank (i), within 30 days of the MOU, shall correct certain deficiencies relating to general ledger account reconcilements and implement monthly reporting to the Board of Directors regarding this effort (ii), within 45 days of the MOU, shall correct certain deficiencies relating to the Y2K assessment and implement monthly reporting to the Board of Directors regarding this effort (iii), within 45 days of the MOU, shall correct certain other deficiencies as noted in the Report of Examination-Information Systems, and (iv), within 30 days of the first month following the MOU, shall furnish written progress reports to the Regional Director of the FDIC.

  Southern Pacific Bank management has initiated actions to correct the deficiencies identified, has commenced monthly reporting to the Board of Directors and will provide monthly reports to the Regional Director of the FDIC.

SPB'S CAPITAL RATIOS
  The following table presents SPB's actual capital ratios and the corresponding minimum and well capitalized capital ratio requirements under the (i) California Leverage limitation, (ii) FDIC Risk-based Capital and Tier 1 Capital regulations and (iii) the FDIC Leverage ratio regulation as of September 30, 1998.

                                                                              MINIMUM
                                                           MINIMUM        WELL CAPITALIZED
                                         ACTUAL           REQUIREMENT       REQUIREMENT
                                         ------           -----------       -----------
                                    AMOUNT    RATIO    AMOUNT      RATIO   AMOUNT    RATIO
                                    ------    -----    ------      -----   ------    -----
                                           (IN THOUSANDS EXCEPT FOR RATIO DATA)
California Leverage Limitation...   $150,000   11.41%   $150,000   5.00%  $     -        -%
Risk-based Capital...............    216,805   10.33%    167,976   8.00%   209,970   10.00%
Risk-based Tier 1 Capital........    164,993    7.86%     83,988   4.00%   125,982    6.00%
FDIC Leverage Ratio..............    164,993    8.79%     75,026   4.00%    93,782    5.00%


LIQUIDITY AND CAPITAL RESOURCES

  The Company has an ongoing need for capital to finance its lending activities. This need is expected to increase as the volume of the Company's loan and lease originations and acquisitions increases. The Company's primary cash requirements include the funding of loan and lease originations and acquisitions, points and expenses paid in connection with the acquisition of wholesale loans, and ongoing administrative and other operating expenses.

  The Company's liquidity consists of cash, interest bearing deposits, securities available for sale, trading securities and equity investments. At September 30, 1998 and December 31, 1997 these sources of liquidity amounted to $503.8 million and $495.0 million, respectively. At September 30, 1998, liquidity at the parent company amounted to $12.2 million in cash and interest bearing deposits, $61.7 million in securities available for sale, $27.0 million in trading securities, and $60.2 million in equity investments for a total of $161.1 million.

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

  SPB obtains the necessary liquidity to fund its own lending activities through deposits and, if necessary through borrowings from the FHLB. At September 30, 1998 and December 31, 1997, SPB had available lines of credit from the FHLB equal to $22.3 million and $45.8 million, respectively. The FHLB advances are secured by the investment in stock of FHLB and certain real estate loans with a carrying value of $58.1 million and $228.5 million at September 30, 1998 and December 31, 1997, respectively. The highest FHLB advance outstanding during the quarter ended September 30, 1998 was $20.0 million, with an average outstanding balance of $20.0 million. The outstanding balance of FHLB advances was $20.0 million at September 30, 1998. Since December 31, 1991, SPB has increased its deposits as necessary so that deposits, together with cash, liquid assets and FHLB borrowings have been sufficient to provide the funding for its loans held for sale and investment. SPB's deposit portfolio, which consists primarily of certificate accounts, increased to $1.7 billion as of September 30, 1998 as compared to $1.2 billion at December 31, 1997.

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

  In addition to warehouse lines of credit and SPB borrowings, the Company has also accessed the capital markets to fund its operations. In January 1997, the Company issued $200.0 million principal amount of 9.875% Senior Notes and used a portion of the proceeds to purchase approximately $69.8 million of its previously issued 9.75% Senior Notes. The Company contributed $35.0 million of the proceeds to SPB in the form of subordinated indebtedness, and the balance of the funds were used for general corporate purposes.

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

  During the fourth quarter of 1997, FMAC completed an initial public offering of its common stock pursuant to which ICII was a selling stockholder. FMAC and ICII and another selling stockholder received net proceeds from such offering of approximately $114.3 million, $59.7 million and $18.5 million, respectively.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

  On April 22, 1998, the Company was served with an alleged class action complaint filed in the Superior Court of San Diego County, California by plaintiff Michael Belch. Plaintiff seeks to represent a class of individuals who, since March 1994, requested, obtained and were charged fees for both loan payoff statements and corporate, recording and other fees incurred in the early repayment of mortgage loans where the borrowers were obtaining refinancing from other lenders. The complaint alleges, on behalf of the purported class, that the fees charged were unauthorized, unreasonable or in violation of applicable statute. The case involves the discontinued mortgage banking operations of the Company. The Company and plaintiff have reached a settlement agreement in principle, subject to final documentation and court approval. The settlement does not have a material impact on the financial condition of the Company.

  Following the October 1, 1998 filing for protection under Chapter 11 of the U.S. Bankruptcy Code by Southern Pacific Funding Corporation ("SPFC"), lawsuits were filed in the U.S. District Courts for the District of Oregon, the Eastern District of New York, the Eastern District of Wisconsin, and the Central District of California setting forth purported class-action complaints relating to alleged violations of the Federal securities laws in connection with securities filings and public statements made by SPFC with respect to its business during various periods specified in the respective complaints that range from October 9, 1997 to October 1,1998. The initial suits claim to be filed on behalf of shareholders, noteholders and bondholders of SPFC and name, among the defendants, H. Wayne Snavely, who served as chairman of the board of directors of the Company and of SPFC during the period referred to in the lawsuits, and the Company. While there are variations among the lawsuits, they in general allege among other things, that the market prices of SPFC's securities were artificially inflated due to the failure to mark down the value of its residual securities due to what are alleged to have been unduly positive statements in SPFC's filings with the Securities and Exchange Commission and in its press releases, failure to properly reflect increased levels of prepayments on SPFC loans and actual prepayment and default rates on its loans. The complaints allege that the statements made by SPFC constitute violations of Securities and Exchange Commission Rule 10b-5 and that the individual defendants and the Company have liability for such statements as "controlling persons" of SPFC. More recently, similar lawsuits have been filed on behalf of shareholders and bondholders of ICII based on the individual defendants' alleged status as "controlling persons" of ICII and ICII's alleged misrepresentation of material facts about the Company's revenues and operations which artificially inflated the market prices of ICII's securities. The latter cases name, in addition to Mr. Snavely and ICII, other Company officers, including Kevin E. Villani, Brad
S. Plantiko, Paul B. Lasiter, and Charles O'Hara, and directors Perry A. Lerner and G. Louis Graziadio, III.

  The Company is a named defendant in the cases of Roth, et al v. Howard, et al, Case No. CV98-1315ST, Chalmers, et al v. Howard, et al, Case No. CV98-1239MA, and Massel Investments, Ltd. v. Howard, et al, Case No. CV98-1322JO, all of which have been filed in the U.S. District Court for the District of Oregon. The case of Sieger and Weiser v. Howard, et al, Case No. CV98-6190, was filed in the U.S. District Court for the Eastern District of New York. It does not name the Company as a defendant but does name the board of directors of SPFC, including Messrs. Snavely and Stephen J. Shugerman, President of SPB and a director of ICII and SPFC. The case of Mortensen v. Snavely, Case No. 98-8842DT, was filed in the U.S. District Court for the Central District of California. The case of Prentice Securities v. Imperial Credit Industries, Inc., et al, Case No. 98-C-1092, was filed in the U.S. District Court for the Eastern District of Wisconsin. No responsive pleadings have been filed in any of these cases to date. The Company anticipates that additional, similar cases may be filed in these and other jurisdictions and will actively defend against all such cases.


ITEM 2.  Changes in Securities
         ---------------------
                 None
ITEM 3.  Defaults in securities
         ----------------------

                 None

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
                 None

ITEM 5. Other Information
        -----------------
                 None

ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

        The registrant filed the following report on Form 8-K dated August 14, 1998.

     On July 13, 1998, the Company announced the acquisition of all of the outstanding shares of the capital stock of Statewide Documentation, Inc., a company providing loan documentation preparation, loan closing, notary and recording services and marketing of insurance products, for shares of ICII common stock


     On July 31, 1998, the Company announced that the operations of its wholly owned subsidiary Auto Marketing Network, Inc. ("AMN) were being discontinued. AMN's near term activities will be limited to managing the remaining loans and residual interests in its securitizations.

    The registrant filed the following report on Form 8-K dated October 2, 1998.


   On September 23, 1998, the Board of Directors of Imperial Credit Industries authorized a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, no par value, of the Company. The dividend is payable on October 12, 1998 to the shareholders of record at the close of business on that date. Each right entitles the registered holder to purchase from the Company one onehundredth of a share of series A Junior Participating Preferred Stock, par value $0.0001 per share, of the Company ("Preferred Shares") at a price of $40 per one onehundredth of a Preferred Share, subject to adjustment. The description and terms of the Rights are set forth in an Agreement between the Company and the U. S. Stock Transfer Corporation, as Rights Agent.

                                    ITEM 6
                        IMPERIAL CREDIT INDUSTRIES, INC.
          STATEMENT REGARDING COMPUTATION OF (LOSS) EARNINGS PER SHARE
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          QUARTER        QUARTER      NINE MONTHS     NINE MONTHS
                                                                           ENDED          ENDED          ENDED          ENDED
                                                                        SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                        ------------   ------------   ------------   ------------
                                                                           1998            1997           1998           1997
                                                                           ----            ----           ----           ----
(Loss) income before discontinued operations and extraordinary item      $(96,774)       $17,855      $(65,771)       $43,724
Loss from discontinued operations of AMN, net of income taxes              (1,390)        (3,266)       (3,232)        (4,030)
Loss on disposal of AMN, net of income taxes                              (11,276)             -       (11,276)             -
Extraordinary item - Early extinguishment of debt,
              net of income taxes                                               -              -             -         (3,995)
                                                                         ---------       -------      --------        -------
Net (loss) income                                                        $(109,440)      $14,589      $(80,279)       $35,699
                                                                         =========       =======      ========        =======

Weighted average common shares outstanding  used to compute
 basic income per share                                                     38,605        38,721        38,699         38,550
Assumed common shares issued on exercise of stock options                        -         2,163             -          2,253
                                                                         ---------       -------      --------        -------
Number of common shares used to compute diluted income
 per share                                                                  38,605        40,884        38,699         40,803
                                                                         =========       =======      ========        =======
BASIC EARNINGS PER SHARE:
-------------------------
(Loss) income before discontinued operations                             $   (2.50)      $  0.46      $  (1.70)       $  1.13
Loss from discontinued operations of AMN, net of income taxes                (0.04)        (0.08)        (0.08)         (0.10)
Loss from disposal of AMN, net of income taxes                               (0.29)            -         (0.29)             -
Extraordinary item- Loss on early extinguishment of debt,
        net of income taxes                                                      -             -              -         (0.10)
                                                                         ---------       -------      --------        -------
Net (loss) income per common share                                       $   (2.83)      $  0.38      $  (2.07)       $  0.93
                                                                         =========       =======      ========        =======

DILUTED EARNINGS PER SHARE:
---------------------------
(Loss) income before discontinued operations                             $   (2.50)      $  0.44      $  (1.70)       $   1.07
Loss from discontinued operations of AMN, net of income taxes                (0.04)        (0.08)        (0.08)          (0.10)
Loss from disposal of AMN, net of income taxes                               (0.29)            -         (0.29)              -
Extraordinary item - Loss on early extinguishment of debt,
        net of income taxes                                                      -             -              -         (0.10)
                                                                         ---------       -------      --------        -------
Net income per common share                                              $   (2.83)      $  0.36      $  (2.07)       $  0.87
                                                                         =========       =======      ========        =======


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                IMPERIAL CREDIT INDUSTRIES, INC.


Date:  November 13, 1998        By:   /s/ Brad S. Plantiko
                                      --------------------
                                      Brad S. Plantiko
                                      Executive Vice President--
                                      Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit Number
--------------
27.1                  Financial data schedule for September 30, 1998
27.2                  Financial data schedules for September 30, 1997 and 1996.