Form 10-K405
period 1998-12-31
IMPERIAL CREDIT INDUSTRIES INC
filed 1999-03-31
CIK 883811

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

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

                                (310) 373-1704
             (Registrant's telephone number, including area code)

                               ----------------

       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

             Title of each class                 Name of each exchange on which registered
         Common Stock, no par value                        Nasdaq National Market

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing sales price of its Common Stock on March 15, 1999 on the Nasdaq National Market was approximately $345,897,301.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

  The number of shares of Common Stock outstanding as of March 15, 1999:
36,822,068.

             DOCUMENTS INCORPORATED BY REFERENCE (not applicable)

                       IMPERIAL CREDIT INDUSTRIES, INC.

                         1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                    PART I

                                                                           Page
                                                                           ----
   ITEM 1.  BUSINESS.....................................................    3
   ITEM 2.  PROPERTIES...................................................   40
   ITEM 3.  LEGAL PROCEEDINGS............................................   40
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   42

                                    PART II

   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             SHAREHOLDER MATTERS.........................................   43
   ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.........................   45
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...................................   48
   ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK...   74
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................   75
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE....................................  138

                                   PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........  139
   ITEM 11. EXECUTIVE COMPENSATION.......................................  142
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT..................................................  148
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............  149

                                    PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K....................................................  157

Forward-Looking Statements

  Certain information contained in this report constitutes forward-looking statements under the Securities Act and the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology including, but not limited, "may," "will," "expect," "intend," "should," "anticipate," "estimate," or "believe" or comparable terminology. Our actual results may differ materially from those contained in the forward-looking statements.

ITEM 1. BUSINESS

General

  We are a diversified commercial lending, financial services and investment holding company with consolidated assets of $2.4 billion as of December 31, 1998. We were organized in 1986 and our headquarters are located in Torrance, California. We offer a wide variety of financial services and investment products nationwide.

  Our principal business activities consist of the operation of our wholly and majority owned operating subsidiaries, and managing our equity investments in publicly traded companies, and other income producing assets. We offer loan and lease products and provide asset management, investment banking and brokerage services in the following sectors:

  . Business Finance Lending. Our business finance lending is conducted through our subsidiaries, Southern Pacific Bank, and Imperial Business Credit.

  . Southern Pacific Bank. Southern Pacific Bank ("SPB") is a $2.0 billion industrial bank. Its business finance lending is offered through its divisions and subsidiaries which consist of:

      Coast Business Credit: provides asset-based commercial business loans to small and mid-sized companies.

      PrinCap Mortgage Warehouse: provides warehouse lending to residential mortgage bankers.

      Loan Participation and Investment Group: Invests in and purchases senior secured debt of other companies (referred to as a "participation") in the secondary market.

  . Imperial Business Credit: provides equipment leasing to small and medium sized businesses through this wholly-owned subsidiary.

  . Multifamily and Commercial Mortgage Lending. Our multifamily and commercial mortgage lending operations are conducted through the Income Property Lending Division of SPB.

  . Advisory and Asset Management Services. Our advisory and asset management services are conducted through:

    . Imperial Credit Commercial Asset Management Corporation--this subsidiary manages the day to day operations of Imperial Credit Commercial Mortgage Investment Corp. (Nasdaq Symbol: ICMI), a publicly traded real estate investment trust with investments in multifamily and commercial properties, loans, and securities.

    . Imperial Credit Asset Management, Inc.--this subsidiary manages investments in various collateralized loan obligation and hedge funds.

  . Investment Banking and Brokerage Services. Our investment banking and brokerage services are conducted through Imperial Capital Group, LLC. This holding company for a registered investment broker/dealer provides investment opportunities and research to individuals and institutional investors. We own approximately 60% of Imperial Capital Group's voting equity.

Business Strategy

  In 1995, we began to reposition, transform and diversify our core business activities from the traditional mortgage banking operations of originating and selling conforming residential mortgage loans to offering higher margin loan, lease, investment and financial services products. We sponsored initial public offerings of our non-conforming residential mortgage lending business, franchise mortgage lending business, and two Real Estate Investment Trusts. We have repositioned and diversified our loan and lease products by focusing on the expansion, creation and acquisition of additional businesses in niche segments of the financial services industry, including commercial mortgage banking and business finance lending. When acquiring new businesses or targeting expansion opportunities, we seek to retain existing management and recruit additional experienced management to increase growth and profitability and to reduce the risks associated with operating the newly acquired entity.

  Our near-term focus is to build upon our existing core businesses and de-emphasize or divest ourselves of under-performing operations. We continuously monitor and review the performance of our subsidiaries and lines of business. To refocus our operations in higher yielding business opportunities, we may consider possible sales of certain of our assets which may include certain of our equity interests. However, as of March 25, 1999, we have no formal agreements regarding any such sale other than the planned sale of our 38.4% ownership in Franchise Mortgage Acceptance Company as a result of its recently announced merger with Bay View Capital Corporation. See Item 1 Business-- Equity Investments in Other Publicly Traded Entities. Also, our senior debt indentures restrict our ability to negotiate certain sales of our assets. We do not know if we will be able to sell these assets profitably or at all. Should we acquire or start any new businesses in the future, we would seek to either retain control of the day-to-day operations of any significant subsidiary or substantially divest ourselves of our holdings in such subsidiary should it conduct a public offering.

  Our core businesses originate loans and leases funded primarily by FDIC insured deposits. Our business strategy currently emphasizes:

  . holding the majority of the loans and leases that we originate for investment, except for multifamily and commercial real estate loans originated by SPB and leases originated by Imperial Business Credit for sale,

  . investing in and managing businesses in high margin niche segments of the financial services industry,

  . maintaining conservative, disciplined underwriting and credit risk management,

  .  originating loans and leases on a wholesale basis, where possible,

  .  managing and advising commercial investment companies,

  . providing investment banking and broker/dealer services to middle market companies and private individuals, and

  . maintaining business and financial flexibility to take advantage of changing market conditions with respect to specific financial services businesses.

Business Finance Lending

Coast Business Credit

 General

  Coast Business Credit ("CBC") provides senior loans that are secured by the assets of the borrower. CBC is located in Los Angeles, California, and it has historically conducted its lending business activities in the Western United States with 15 loan production offices as of December 31, 1998. During 1998 and 1997, CBC expanded its business by opening loan production centers in:

             Atlanta                                               Minneapolis
             Baltimore                                             Phoenix
             Chicago                                               Portland
             Cleveland                                             Providence
             Detroit                                               Seattle
             Dallas

 Loan Portfolio

  CBC's principal business is asset-based lending to small-to medium-sized businesses with annual revenues ranging from approximately $10 million to $100 million. CBC has historically concentrated its lending efforts in the technology industry. As the table below shows, many of CBC's outstanding loans at December 31, 1998, 1997 and 1996 were made to technology companies. We believe that CBC's relationships with venture capital investors and its industry expertise contribute to CBC's ability to distinguish itself from its competitors and grow its lending relationships.

  Set forth below is a summary of CBC's loan portfolio at December 31, 1998, 1997 and 1996:

                                 1998       1997      1996
                              ----------  --------  --------
                                 (Dollars in thousands)
     Commitments............. $1,050,400  $803,300  $547,700
     Outstanding loans.......    633,299   484,800   288,500
     Outstanding loans to
      technology companies...    208,800   201,800   115,600
     Outstanding unfunded
      commitments............    417,100   318,400   259,200
     Average outstanding
      balance per customer...      3,700     3,400     2,800
     Weighted average yield..      13.09%    13.88%    12.41%

 Loan Products and Originations

  CBC's loans typically have maturities of two to five years, providing borrowers with greater flexibility to manage their borrowing needs. These loans have an automatic renewal for an additional one year at the end of the contract term unless terminated by either party (usually requiring 60 days written notice prior to the end of the term). Loans are categorized based on the type of collateral securing the loan.

  Accounts Receivable Loans. Accounts receivable loans are revolving lines of credit that are secured principally by accounts receivable. Each borrower's customers normally make their payments directly to CBC, usually on a daily basis. CBC deposits the payments daily and applies the funds to the borrowers' loan balances. CBC typically lends up to 80% of the principal balance of accounts receivable that meet its eligibility requirements. CBC's auditors conduct quarterly audits of the collateral and financial condition of each borrower.

  Inventory Loans. Inventory loans are typically revolving lines of credit secured by eligible inventory that is restricted to raw materials and finished goods. Inventory loans are generally made in conjunction with accounts receivable loans to qualifying borrowers. Borrowers are required to provide CBC with monthly inventory designations and these reports are compared to the borrower's financial statements for accuracy. CBC typically advances loan proceeds in amounts ranging from 25% to 75% of the eligible inventory value, with the percentage advanced varying, depending upon the characteristics of the inventory.

  Participation Loans. Participation loans consist of term loans or revolving lines of credit in which CBC and other lenders (banks or other asset-based lenders) jointly lend to borrowers when the loan amount exceeds the lending limits of an individual lender.

  Other Loans. CBC also makes term loans secured by real property, equipment or other fixed assets. These are typically term loans with three- to five-year amortization periods, but are due and payable upon termination of the master loan and security agreement.

  Set forth below is a table showing (1) the principal amount of CBC's outstanding loans and (2) the percentage of CBC's portfolio of each loan type at December 31, 1998, 1997 and 1996:

                         December 31, 1998  December 31, 1997  December 31, 1996
                         -----------------  -----------------  -----------------
                         Outstanding % of   Outstanding % of   Outstanding % of
                           Balance   Total    Balance   Total    Balance   Total
                         ----------- -----  ----------- -----  ----------- -----
                                        (Dollars in thousands)
Accounts receivable
 loans..................   $520.4     82.2%   $344.2     71.0%   $208.1     72.1%
Inventory loans.........     94.5     14.9      55.1     11.4      34.9     12.1
Participation loans
 purchased..............     50.0      7.9      85.5     17.6      48.4     16.8
                           ------    -----    ------    -----    ------    -----
Participation loans
 sold...................    (31.6)    (5.0)      --       --       (2.9)    (1.0)
                           ------    -----    ------    -----    ------    -----
  Total.................   $633.3    100.0%   $484.8    100.0%   $288.5    100.0%
                           ======    =====    ======    =====    ======    =====

  Set forth below is a table showing CBC's outstanding loan balances and commitment balances by industry at December 31, 1998:

                                                  At December 31, 1998
                                           -----------------------------------
                                           Outstanding % of   Commitment % of
                                             Balance   Total   Balance   Total
                                           ----------- -----  ---------- -----
                                                 (Dollars in thousands)
   Wholesale trade durables...............  $126,242    19.9% $  179,371  17.1%
   Business services......................    81,199    12.7     130,200  12.4
   Communications.........................    73,795    11.7     116,502  11.1
   Industrial machinery and equipment
    manufacturing.........................    37,835     6.0      58,017   5.5
   Electronic and electrical equipment
    manufacturing.........................    36,181     5.7      83,725   8.0
   Electric, gas, and sanitary............    34,263     5.4      65,900   6.3
   Miscellaneous retail...................    29,394     4.6      50,000   4.7
   Trucking and warehousing...............    21,028     3.3      24,000   2.3
   Lumber and wood products...............    18,777     3.0      25,500   2.4
   Food product manufacturing.............    18,443     2.9      34,500   3.3
   Wholesale trade nondurables............    15,622     2.5      25,226   2.4
   Health services........................    14,948     2.4      17,500   1.7
   Food stores............................    12,531     2.0      15,000   1.4
   Other..................................   113,041    17.9     224,985  21.4
                                            --------   -----  ---------- -----
     Total................................  $633,299   100.0% $1,050,426 100.0%
                                            ========   =====  ========== =====

 Underwriting

  Before a credit line proposal letter is issued and a line of credit is established, CBC conducts a due diligence review of the prospective client that includes the following:

  .  client's principals

  .  client's business

  .  customer base

  .  financial statements and other financial records

  .  legal documentation

  .  samples of invoices and related documentation

  .  operational matters

  .  accounts receivable and accounts payable

  . analysis of collectibility of commercial receivables and other potential collateral

  .  public record searches for liens

  .  credit reviews of the prospective client and its principals

  .  contacting major customers and suppliers to identify potential problems

  . on-site audit of the prospective client's invoice, bookkeeping and collection procedures to verify that they are properly conducted and operationally compatible with CBC's operations

  For high technology borrowers, particular emphasis is placed on understanding the underlying value of the technology itself, including the value of the borrower's intangible assets.

  After the preliminary review and due diligence, CBC requires the prospective borrower to provide a deposit for fees and then schedules an audit. If CBC will be lending against inventory, equipment or real estate, then it will order appraisals. CBC's auditing staff conducts an audit generally consisting of a due diligence review of the prospective borrower's accounting and financial records, including a statistical review of accounts receivable and charge-off history. CBC's auditors then submit their audit reports and work papers to CBC's credit committee for review prior to the extension of credit.

  In making a decision to approve a credit line, CBC establishes credit limits under the revolving credit line. It also analyzes the prospective client's customer base to assure compliance with CBC's policies. These procedures generally limit CBC's overall exposure to account debtors, especially with respect to privately held or non-investment grade borrowers. When deemed necessary for credit approval, CBC may obtain guarantees or other types of security from a client or its affiliates and may also obtain subordination and intercreditor agreements from the borrower's other lenders.

  Although CBC's underwriting guidelines specify a review of the factors described above, CBC does not rely on a rigid scoring system to approve prospective borrowers. Decisions to enter into a relationship with a prospective client are made on a case-by-case basis.

  CBC's underwriting guidelines and policies provide that, prior to each loan funding, the account executive assigned to the borrower:

  . obtains the original or a copy of the invoice to be sent to the borrower and the purchase order (if one is required by CBC) related to such invoice,

  . confirms the validity and accuracy of a representative sampling of invoices and

  . mails a letter, on the borrower's letterhead, to the new borrower's customers which introduces CBC and requests that payment be made directly to CBC.

  Each additional funding depends upon the borrower maintaining both sufficient collateral and compliance with the terms and conditions of the loan documents.

 Credit Monitoring and Controls

  An assigned CBC account executive monitors each borrower's credit, collateral and advances. All account executives are required to meet with each of their assigned borrowers at least quarterly to:

  .  monitor the borrower's business,

  .  physically inspect the borrower's facilities and equipment, and

  .  discuss any potential problems the borrower may be experiencing.

  CBC monitors borrowers' accounts receivable using three reports. The first is an accounts receivable aging analysis report prepared monthly by the loan processor and reviewed by the account executive. This report includes details pertaining to account concentrations and aging trends. The second is an accounts receivable activity summary prepared weekly by the loan processor and reviewed by the account executive, summarizing borrowings, repayments and pledged collateral. The third is a daily report prepared by the borrower and reviewed by the account executive to determine credit availability for a particular day.

  If liquidation is required for a borrower to repay an outstanding loan, then CBC attempts to effect a consensual possession of the collateral property and joint collection of accounts receivable. In certain instances, court action may be required to ensure collection of receivables and possession of pledged assets.

 Pricing and Funding

  CBC typically charges its customers prime plus 2% to 3% (exclusive of loan fees) on the outstanding balance of their loans. We believe that CBC's loan pricing is competitive. In addition, CBC attempts to be flexible in the structuring of its revolving credit lines and to provide prompt service in order to gain an advantage over its competitors. When competing against more traditional lenders, CBC competes less on price and more on flexibility and speed of funding. CBC strives to fund its initial loan advance within three weeks of receiving the required information, and future advances generally by the next business day after receiving required documentation.

 Asset Quality

  CBC has experienced loan losses of approximately $2.1 million since we acquired it in 1995. The amount of non-performing assets attributable to CBC's business at December 31, 1998, 1997 and 1996 were $1.1 million, $1.0 million and $0, respectively.

  The amount of net charge-offs relating to CBC's loans for 1998, 1997 and 1996 were $1.1 million, $1.0 million and $0, respectively.

 Marketing

  CBC obtains business through referrals from:

  .  banks

  .  venture capitalists

  .  accounting firms

  .  management consultants

  .  existing borrowers

  .  other finance companies

  .  independent brokers

  .  other affiliates of our company

  CBC's marketing officers call on CBC's referral sources to identify and receive introductions to potential clients and to identify potential clients from database searches. CBC believes that it currently pays its marketing personnel competitive base salaries and commissions based on funded transactions. CBC intends that this will motivate and reward the creation of new business and the renewal of existing business. Commissions can be a significant portion of the total compensation paid to CBC's marketing personnel. CBC's marketing personnel do not have credit decision authority.

PrinCap Mortgage Warehouse

 General

  PrinCap has been a subsidiary of SPB since SPB acquired the assets of PrinCap in October 1997. PrinCap's primary business is residential mortgage warehouse lending to mostly small to medium sized brokers and mortgage bankers on a national basis. PrinCap is located in Voorhees, New Jersey and has historically conducted its lending activities in the Eastern United States, although it has customer relationships nationwide. PrinCap's typical loan commitment is $5.0 million. As of December 31, 1998, PrinCap's maximum loan commitment was $20.0 million. PrinCap's mortgage warehouse lending provides short-term interim funding to finance residential mortgages originated by the brokers until the mortgages are sold in the secondary market. The warehouse funding allows the broker to accumulate and pool the loans until resale.

  The following table sets forth certain information regarding PrinCap's warehouse loan fundings at December 31, 1998 and 1997:

                                                              At December 31,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
                                                                (Dollars in
                                                                thousands)
     Commitments............................................ $401,500  $247,100
     Outstanding loans......................................  181,001   122,488
     Outstanding unfunded commitments.......................  220,499   124,612
     Average outstanding balance per customer...............    1,602     1,655
     Weighted average yield.................................     9.94%    10.27%

  PrinCap's outstanding balances to customers by geographic location were as follows at December 31, 1998 and 1997:

                                                    At December 31,
                                       -----------------------------------------
                                              1998                 1997
                                       ------------------- ---------------------
                                                % of Loans
                                                    in               % of Loans
                                        Amount  Portfolio   Amount  in Portfolio
                                       -------- ---------- -------- ------------
                                                (Dollars in thousands)
New York.............................. $ 41,177    22.75%  $ 34,323     28.02%
Michigan..............................   40,854    22.57     22,533     18.40
Maryland..............................   26,865    14.84     23,393     19.10
Florida...............................   25,844    14.28      8,318      6.79
New Jersey............................   14,700     8.12     16,597     13.55
Indiana...............................   10,757     5.94        --        --
California............................      241     0.13      8,806      7.19
Other.................................   20,563    11.37      8,518      6.95
                                       --------   ------   --------    ------
  Total............................... $181,001   100.00%  $122,488    100.00%
                                       ========   ======   ========    ======

  Typically, PrinCap, through SPB, serves as the sole funding source for its mortgage warehouse lending customers under short-term revolving credit agreements. PrinCap has developed relationships with a number of mortgage brokers and is constantly seeking to expand its customer base.

  PrinCap has entered into a participation agreement with SPB pursuant to which SPB funds 100% of PrinCap's warehouse loans to brokers. PrinCap's warehouse loans are shown on our financial statements under "Loans Held for Investment."

  PrinCap derives revenues from referral fees from SPB and net interest income on its portfolio of warehouse lines based on the amount of warehouse loans extended and transaction fees from the broker for each loan file processed. Brokers pay interest on funds drawn based on the prime rate plus a percentage. The transaction fees are determined pursuant to an established fee schedule.

 Underwriting

  Warehouse loans are underwritten in accordance with both PrinCap's and SPB's policies and procedures. Interested loan originators who contact or are contacted by PrinCap are asked to prepare a loan application which seeks detailed information on the originator's business. After evaluating the application and independently verifying the applicant's credit history, if the originator appears to be a likely candidate for approval, PrinCap personnel will visit the originator and review, among other things, its:

  .  business organization

  .  management

  .  reputation

  .  quality control

  .  funding sources

  .  risk management

  .  loan volume and historical delinquency rate

  .  financial condition

  .  contingent obligations

  .  regulatory compliance

  If the originator meets the established criteria, its application is submitted for approval and the broker enters into a credit facility agreement with PrinCap. The credit facilities provide for the maximum percentage of any single mortgage loan that will be advanced, fees received for each loan, the interest rate and the terms of repayment; and they are generally renewable annually if the broker meets all applicable requirements.

  All funds advanced to the mortgage brokers are secured by the underlying mortgages including assignment of the promissory note, deed of trust and all instruments and documents comprising the loan documentation on each loan funded by PrinCap and a personal guaranty by the principals of the broker. PrinCap will only fund loans that have been pre-approved for purchase by third party investors who forward payments directly to PrinCap upon their acceptance of final loan documentation. The loans are normally sold no more than 45 days after origination to third party private investors.

 Credit Monitoring and Controls

  PrinCap attempts to minimize the risk of making warehouse loans by, among other things:

    (1) requiring that each loan funded be committed for purchase by a third party investor,

    (2) directly receiving payment from secondary market investors when the loans are sold and remitting any balance to the borrower after deducting the amount borrowed for that particular loan,

    (3) visiting the originator's office from time to time to review its financial and other records, and

    (4) monitoring each originator by periodically reviewing each originator's financial statements, auditor's letter to the originator's board of directors, loan production delinquency and commitment reports.

 Pricing and Funding

  Princap typically charges its customers Prime plus 2% (exclusive of loan fees) on the outstanding balance under their warehouse lines. Loan fees range between $75 and $140 dollars per loan placed on the line.

 Asset Quality

  The amount of non-performing assets attributable to PrinCap's business at December 31, 1998 and 1997 were $4.1 million and $0, respectively. PrinCap experienced no charge-offs or recoveries during the years ended December 31, 1998 and 1997.

 Marketing

  Princap markets its business by attending industry tradeshows generally on a monthly basis, and through advertising in such publications as Origination News, the California Mortgage Press and the National Mortgage Professional.

 Loan Participation and Investment Group

  The Loan Participation and Investment Group ("LPIG") was formed by SPB in September 1995. This Group invests in and purchases senior secured debt of other companies (referred to as a "participation") in the secondary market.

  The following table sets forth certain information regarding LPIG's commitments and outstanding balances at December 31, 1998, 1997 and 1996 as follows:

                                                        At December 31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
   Commitments.................................... $523,300  $483,700  $267,000
   Loans outstanding..............................  222,100   196,400   160,700
   Average yields.................................     8.21%     8.72%     8.80%

  None of the loan participations of LPIG were 30 days or more delinquent during the past two years.

Imperial Business Credit, Inc.

 General

  Imperial Business Credit's ("IBC") corporate headquarters are located in San Diego, California. IBC carries out its business equipment leasing operations from both its headquarters and its major sales offices in Irvine, California, Denver, Colorado, and Atlanta, Georgia.

  IBC's lease originations totaled $114.3 million in 1998 and $151.4 million in 1997. During 1998, IBC securitized $118.7 million of leases compared to $213.6 million during 1997.

  IBC serviced $242.7 million of leases at December 31, 1998 as compared to $247.4 million of leases at December 31, 1997.

 Lease Finance Operations

  IBC specializes in originating, acquiring, selling, securitizing and servicing non-cancellable, full-payout equipment leases for small and medium-sized business in various industries throughout the United States. IBC primarily focuses on small-ticket leases with contract amounts between $5,000 and $75,000.

  IBC derives its earnings from gains recognized on the securitization or sale of leases, from the spread on portfolios held for investment and loans held for sale during the warehouse period and from servicing and related ancillary fees on its servicing portfolio. In each securitization, IBC receives advances based on a percentage which is less than the aggregate present value of cash flows from an undifferentiated pool of leases, effectively overcollaterizing lease-backed notes or certificates. Over the life of the lease pool securitized, IBC is eligible to receive the excess cash flow resulting from the difference between the lease payments received and the payment of:

    (1) principal and interest to investors in lease-backed notes or certificates and

    (2) backup servicing and trustee fees and other securitization expenses

  In consideration for servicing the leases in the securitized portfolios, IBC receives a servicing fee of 1.23% of the aggregate contract balances outstanding and, in addition, is entitled to receive all late fees and other miscellaneous fees related to the portfolio. In 1998, gain on sale of leases through securitization transactions represented 31% of IBC's total revenues. Net interest income constituted 27% and servicing related fees represented 36% of IBC's total revenues.

 Products

  IBC has historically emphasized full payout leases with terms of 24 to 60 months. Generally, these leases are categorized as direct finance leases.

  The following table sets forth IBC's lease originations by equipment type for the periods presented:

                          Year Ended December 31, 1998       Year Ended December 31, 1997       Year Ended December 31, 1996
                       ---------------------------------- ---------------------------------- ----------------------------------
                       Number of  Principal               Number of  Principal               Number of  Principal
                         Leases     Amount    % of Total    Leases     Amount    % of Total    Leases     Amount    % of Total
                       Originated Originated Originations Originated Originated Originations Originated Originated Originations
                       ---------- ---------- ------------ ---------- ---------- ------------ ---------- ---------- ------------
                                                                (Dollars in thousands)
Computers........        1,130     $ 22,990      20.1%      1,981     $ 39,294      26.0%        857     $21,331       24.5%
Automotive.......        1,574       17,474      15.3       1,843       15,879      10.5         475       4,279        4.9
Furniture and
 fixtures........          522       12,232      10.7         984       18,407      12.2         242       5,963        6.8
Heavy equipment..          524       10,775       9.4         430        9,449       6.2         163       3,938        4.5
Restaurant.......          864       10,074       8.8       1,047       13,072       8.6         395       6,238        7.2
Manufacturing/Machine
 work............          178        5,174       4.5         441       12,003       7.9         380      11,289       13.0
Health/Sports
 equipment.......          117        3,719       3.3         152        4,005       2.6         125       3,069        3.5
Print/Typeset
 equipment.......          107        2,337       2.0         136        3,418       2.3         141       3,251        3.7
Dry
 cleaning/Washing.          34        1,235       1.1         102        2,385       1.6         102       2,387        2.7
Clothing
 manufacture.....           10          520       0.5          38        1,451       1.0          59       2,373        2.7
Radio and
 television
 production
 equipment.......          527        7,277       6.4         374        7,883       5.2         202       3,838        4.4
Other............        1,092       20,511      17.9       1,251       24,166      15.9       1,204      19,251       22.1
                         -----     --------     -----       -----     --------     -----       -----     -------      -----
 Total...........        6,679     $114,318     100.0%      8,779     $151,412     100.0%      4,345     $87,207      100.0%
                         =====     ========     =====       =====     ========     =====       =====     =======      =====

  IBC uses a standard, non-cancellable, full-payment finance lease. The substantial majority of the leases originated by IBC provides that the lessee may purchase the equipment for $1.00 at the expiration of the lease, with the remainder of the leases calling for either a mandatory 10% firm price buy-out or an optional fair market value buy-out. IBC records a maximum residual value of 10% of the original equipment cost of leases other than those leases with a $1.00 buy-out.

 Underwriting

  IBC carefully screens its origination sources by checking personal and company financial and credit information, and verifying the reputations of these sources in the industry. Broker and certain vendor originators are compensated by IBC on a commission basis. Origination sources retain liability for leases only insofar as there is any fraud or misrepresentation in the applications or documentation. Because each of the lease originators is an independent contractor, IBC cannot require its lease originators to direct lease funding opportunities to IBC.

  Upon receipt of an application, IBC begins an investigation of the creditworthiness of the applicant. Based upon management's experience, IBC has developed credit underwriting policies and procedures intended to select creditworthy equipment lessees. IBC credit underwriting procedures are based upon the use of, among other things, pre-screened broker referrals, standardized lease application documents, credit investigations, and in certain transactions, tax returns, financial statements and other relevant credit information concerning the lessee. IBC focuses on the time the business has been owned and operated, type of business and the applicant's credit requirements.

  Once a lease has been approved, a standardized lease agreement and other documents are prepared. Lease approvals are applicable for 90 days and with quoted rates for 60 days. When the equipment is shipped and installed, IBC verifies that the lessee has received and accepted the equipment before paying the vendor's invoice. In general, IBC makes payments to vendors within one day of receipt of the lessee's acceptance of equipment.

 Credit Monitoring and Controls

  IBC services all leases that have been originated or purchased by it. IBC's servicing activities, with respect to both leases retained by IBC or leases securitized or sold to third parties, consist of:

  .  collecting, accounting for and posting all payments received

  .  responding to lessee inquiries

  . taking all necessary action to maintain the security interest granted in the leased equipment

  .  investigating delinquencies and taking appropriate action

  .  communicating with the lessee to obtain timely payments

  .  repossessing and reselling the collateral when necessary and

  .  generally monitoring each lease

  IBC believes that its ability to monitor lessee performance and collect payments is primarily a function of its collection and support systems. IBC's customer service and collection staff are centralized in its San Diego, California office. IBC's collections policy is designed to identify payment problems sufficiently early to permit IBC to quickly address delinquencies and, when necessary, to act to preserve equity in the equipment leased. Collection procedures are intended to commence immediately upon payments becoming 11 days past due.

 Pricing

  IBC typically charges its customers a fixed rate of 12% to 17% on the original equipment cost financed. We believe IBC's lease pricing is competitive.

 Delinquencies and Repossessions

  The following table sets forth the amount of non-performing assets attributable to IBC's leasing operations at December 31, 1998, 1997 and 1996.

                                                         At December 31,
                                                      ------------------------
                                                       1998    1997     1996
                                                      ------  -------  -------
                                                      (Dollars In thousands)
     Nonaccrual leases............................... $  669  $   981  $ 1,228
     Other assets owned..............................    702    4,437      --
                                                      ------  -------  -------
     Total NPA's.....................................  1,371    5,418    1,228
                                                      ======  =======  =======
     Total leases and other assets owned............. $8,115  $21,015  $89,341
                                                      ======  =======  =======
     Total NPA's as a percentage of leases and other
      assets owned...................................   16.9%    25.8%     1.4%

 Marketing and Origination Network

  IBC originates new lease contracts mainly from vendors and brokers, with a small amount coming from existing customers. Each lease originator has been reviewed and approved by IBC and has demonstrated an ability to generate significant volumes of leases with a credit quality that is consistent with IBC's credit policies. From its offices in California, Colorado and Georgia. IBC employs 20 sales representatives to originate lease contracts from approximately 225 vendors and 350 brokers.

  The small ticket broker/lessor business is processed primarily through the Denver marketing unit. The commercial division for the broker/lessor originated business is located in the San Diego office. The vendor referral originated business is generated primarily by the Atlanta, Richmond and Irvine marketing units.

Multifamily and Commercial Mortgage Lending

  We conduct our commercial mortgage lending operations through the Income Property Lending Division of SPB.

Income Property Lending Division

 General

  The Income Property Lending Division ("IPL") of SPB was formed in February 1994 to expand our apartment and commercial property lending business. As of December 31, 1998, it had 24 loan origination offices in California, Washington, Oregon, Colorado, Texas, Arizona, Illinois, Minnesota, Michigan, Ohio, Georgia, Massachusetts, Florida and New Jersey.

 Loan Portfolio

The focus of IPL's lending activities is the small loan market for multi-family apartments and commercial buildings. The following table sets forth the loan activity for IPL for the years ended December 31, 1998, 1997 and 1996:

                                                          At December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
                                                           (In thousands)
     Loans funded................................... $366,074 $295,896 $261,000
     Loan securitizations...........................      --   203,100  276,000
     Whole loan sales...............................  304,169  196,800      --
     Loans serviced for others......................  759,247  665,598  276,000

 Loan Products and Originations

  IPL generally seeks to make 70% of its loans secured by apartment buildings and 30% of its loans secured by commercial properties. Most of the IPL's business is generated through in-house loan representatives who market the loans directly to mortgage brokers and borrowers. IPL also uses direct mailing, referrals from brokers and real estate developers. Most of the IPL's loans have been secured by properties in California. Margins varied over the 6-month LIBOR index ranging from 2.75% to 5.0% depending on product type, property location and credit history of the borrower. IPL's loan programs include 30-year adjustable rate loans tied to the 6-month LIBOR, 1-year Treasury, or Bank of America prime indexes. IPL also originates fixed rate loans which accounted for approximately 67% of IPL's loan production in 1998.

  Substantially all of IPL's loans contain provisions restricting prepayments of such loans. Prepayment provisions included in fixed rate loan documents provide for a prepayment fee equal to a percentage of the unpaid loan balance. Such restrictions may prohibit prepayments in whole or in part during a specified period of time and/or require the payment of a prepayment fee in connection with the prepayment thereof. Such prepayment restrictions can, but do not necessarily, provide a deterrent to prepayments.

  IPL may from time to time originate loans with a balloon payment due at maturity. The ability of a borrower to pay such amount will normally depend on its ability to fully refinance the loan or sell the related property at a price sufficient to permit the borrower to make balloon payments.

 Underwriting

  SPB believes that IPL uses conservative underwriting criteria, which include a maximum loan-to-value ratio of 70% and minimum debt coverage ratio of 1.2x on all loans.

  With respect to apartment loans, IPL uses standard government agency documentation and approved independent appraisers. IPL's underwriting is intended to assess the economic value of the mortgaged property and the financial capabilities, credit standing and managerial ability of the borrower. Appraisals and field inspections, performed by SPB approved appraisers and certified inspectors, and title insurance are required for each loan. With respect to the loans secured by commercial properties, IPL's policies typically require that the usage is permitted under local zoning and use ordinances and the use of the commercial space is compatible with the property and neighborhood. The property must have a stable occupancy history, be located in a good market for the commercial property and have adequate parking. IPL also looks at the state of repairs of the property, whether there are any unacceptable covenants, if the property is to code, and any environmental hazards.

  IPL also looks at the borrower's financial statements to determine the borrower's equity in the property. IPL analyzes whether the borrower will be able to meet all of the mortgaged property's loan obligations and if the borrower holds other property and how those other properties are performing. IPL also looks at the borrower's income as a possible source of repayment for the loan.

 Pricing

  IPL establishes pricing of the loans at least once every business day based on prevailing interest rates and general market conditions. The standard pricing is based on factors such as the anticipated price it would receive upon sale or securitization of the loan, the anticipated interest spread realized during the period of accumulating loans, the targeted profit margin and the anticipated costs associated with sale or securitization.

 Credit Monitoring and Controls

  SPB services all loans that have been originated by IPL. These servicing activities, with respect to both loans retained by SPB or loans securitized or sold to third parties, consist of:

  .collecting, accounting for and posting all payments received

  .responding to inquires

  .investigating delinquencies and taking appropriate action

  .communicating with the borrowers to obtain timely payments

  .repossessing and reselling the collateral when necessary and

  .generally monitoring each loan.

 Asset Quality

  The following table sets forth the amount of non-performing assets attributable to IPL's operations at December 31, 1998, 1997 and 1996.

                                                         At December 31,
                                                    ---------------------------
                                                      1998     1997      1996
                                                    --------  -------  --------
                                                     (Dollars In thousands)
   Nonaccrual loans................................ $    992  $ 1,601  $  4,473
   OREO............................................      964      465     2,067
                                                    --------  -------  --------
   Total NPA's..................................... $  1,956  $ 2,066  $  6,540
                                                    ========  =======  ========
   Total loans and OREO............................ $146,420  $59,838  $182,650
                                                    ========  =======  ========
   Total NPA's as a percentage of loans and OREO...     1.34%    3.45%     3.58%

Advisory and Asset Management

  We conduct advisory and asset management services through our wholly owned subsidiaries Imperial Credit Commercial Asset Management Corporation and Imperial Credit Asset Management, Inc.

 Imperial Credit Commercial Asset Management Corp.

  Imperial Credit Commercial Asset Management Corp. ("ICCAMC") was formed in 1997 and manages the day-to-day operations of Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC") pursuant to a management agreement more fully described in Item 13. Certain Relationships and Certain Transactions-- Relationships with ICCMIC--ICCMIC Management Agreement. ICCMIC is a publicly traded corporation which elects to be taxed as a real estate investment trust that invests primarily in performing multi-family and commercial real estate loans, direct investments in real estate and commercial mortgage-backed securities.

  In October 1997, ICCMIC completed its initial public offering and sold approximately 34.5 million shares of common stock at $15.00 per share resulting in net proceeds of approximately $481.2 million. We purchased 2,970,000 shares of ICCMIC common stock in the offering and an additional 100,000 shares in December 1997. As of December 31, 1998, we owned 3,070,000 shares or 10.8% of the common stock of ICCMIC. For the year ended December 31, 1998, ICCAMC earned $6.3 million in management fees pursuant to the management agreement compared to $940,000 for the year ended December 31, 1997. At December 31, 1998, ICCMIC had total assets of $757.2 million.

  During the third quarter of 1998, ICCMIC's stock price declined to $9.75 per share as compared to our book value of $13.98 per share. As a result of the decline in market value of ICCMIC's common stock, we wrote-down our investment in ICCMIC to $9.75 per share and recognized an impairment loss of $13.0 million. See Item 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations for more information.

 Imperial Credit Asset Management, Inc.

  Imperial Credit Asset Management, Inc. ("ICAM") was formed in April 1998. ICAM manages Pacifica Partners I L.P., Cambria Investment Partnership I, L.P., and Catalina Investment Partnership I, L.P. Pacifica Partners I is a $500 million collateralized loan obligation fund we launched in August 1998. Pacifica Partners I's assets consist of approximately $400 million in nationally syndicated bank loans and approximately $100 million in high yield bonds. We invested net cash of $18.7 million in the subordinated and equity interests of Pacifica Partners. The return on our investment was 22.3% for 1998. We did not experience any impairment related write-downs in this investment. Additionally, we receive net management fees of approximately 60 basis points on total assets under management. For the year ended December 31, 1998, ICAM earned management fees of $1.1 million from managing Pacific Partners I.

  We also invested $10.0 million in Cambria which is a hedge fund that invests in syndicated bank loans. At December 31, 1998, Cambria had total assets under management of approximately $130.0 million. The return on our investment for 1998 was 1%. We did not experience any impairment related write-downs in this investment. ICAM earns fees equal to one percent of assets under management plus a 20% incentive fee for positive returns for each calendar year. For the year ended December 31, 1998, ICAM earned management fees of $139,000 from managing Cambria.

  We made no investment in Catalina Investment Partnership I, L.P..

Investment Banking and Brokerage

 Imperial Capital Group, LLC

  Imperial Capital Group, LLC ("ICG") is a majority-owned subsidiary formed in July 1997. ICG together with its subsidiaries, Imperial Capital, LLC and Imperial Asset Management, LLC, offer individual and institutional investors financial products and services. Imperial Capital, LLC, is a registered broker/dealer with the United States Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc. It provides investment opportunities and research to individual and institutional investors, raises private and public capital for middle market companies, and trades debt, equity and asset backed securities.

Imperial Asset Management, LLC, is an investment advisor registered with the United States Securities and Exchange Commission, and provides investment management services to high net worth individuals and institutional clients. ICG raised $190.0 million for its corporate clients in 1998 and $323.0 million in 1997 through private placement debt and equity offerings. For the year ended December 31, 1998, ICG generated $18.5 million in investment banking and brokerage fee revenues compared to $7.7 million in 1997. As a result of the turmoil in the financial markets in late 1998, which had a negative impact on ICG's trading securities, ICG recorded a loss of $3.9 million for 1998.

Other Activities

 Statewide Documentation, Inc.

  In July 1998, we acquired the assets of Statewide Documentation, Inc. ("Statewide") for a purchase price of $5.0 million worth of our common stock. Statewide initially began its operations in 1981. Its primary business is providing loan documentation preparation and loan closing services nationwide. Additionally, Statewide markets insurance products and provides national notary and recording services. Statewide uses a pool of over 1,200 active field representatives to support over 2,000 loan closings per month. For the period from our acquisition in July of 1998 through December 31, 1998, Statewide earned loan closing fees of $845,000.

  Statewide has developed a proprietary document preparation and delivery system. This state of the art system provides new document preparation for Statewide's clients with substantial flexibility and speed, often allowing new documents to be processed within an hour of original receipt. Statewide utilizes a remote ordering system, whereby, rather than completing a document order form, a client can input all necessary data into its own desktop computer and transmit that information using Statewide's internet site. Statewide has implemented a four-step quality control system to ensure reliability and confidentiality upon receipt of a document order. The information is immediately transferred into Statewide's data entry department where it is entered into the document preparation system. Once entered, it is reviewed by the quality control department, then transferred to Statewide's printing department. All information is reviewed before allowing the loan documents to be printed. Once the loan documents have been signed, they are returned to Statewide's office for an additional review to verify the documents are returned and dated correctly. Completed documents are returned to the clients' offices the next business day.

 Total Return Swaps

  As a part of the Pacifica Partners I LP collateralized loan obligation ("CLO") fund launched by the Company in August 1998, the Company delivered subordinate bonds of approximately $51 million into a total rate of return swap with the Canadian Imperial Bank of Commerce ("CIBC"). The provisions of the swap entitle the Company to receive the total return on the subordinate bonds delivered and pay a floating payment of LIBOR plus a weighted average spread of 1.36%. The Company delivered $17.8 million in cash and various equity securities to CIBC as collateral for the swap. These amounts are classified as Trading Securities on the consolidated balance sheet at December 31, 1998.

  During the years ended December 31, 1998 and 1997, we entered into total rate of return swap contracts for investment purposes with various investment bank counterparties, the provisions of which entitle our company to receive the total return on various commercial loans and pay for a floating payment of one month LIBOR plus a spread. These contracts are off balance sheet instruments. As of December 31, 1998 and 1997, we were party to total rate of return swap contracts with a total notional amount of $155.4 million and $150.6 million, under which we were obligated to pay one month LIBOR plus a weighted average spread of 0.75% and 0.78%, respectively. The weighted average remaining life of these contracts was 32.1 months and 37.1 months as of December 31, 1998 and 1997. For the years ended December 31, 1998 and 1997, we recognized $4.3 million and $448,000 in income on total return swaps, respectively.

Equity Investments in Other Publicly Traded Entities

  In addition to our core businesses, we have equity investments in other publicly traded entities.

 Franchise Mortgage Acceptance Company

  Franchise Mortgage Acceptance Company ("FMC") is a publicly traded company (Nasdaq Symbol: FMAX) that originates and services loans and equipment leases to small businesses. We sponsored FMC's initial public offering in November 1997 and sold a portion of our holdings raising $59.7 million. As of December 31, 1998, we owned 11,023,492 shares or 38.4% of the outstanding common stock of FMC. Our investment in FMC is reflected on our consolidated balance sheet as "Investment in Franchise Mortgage Acceptance Company" and is accounted for pursuant to the equity method of accounting. Our investment in FMC contributed $3.2 million and $41.8 million to our revenues in 1998 and 1997, respectively. In addition, as part of the initial public offering of FMC, we recorded a total gain on sale of FMC common stock of $92.1 million in 1997.

  FMC originates long-term fixed and variable rate loan and lease products and sells the loans and leases either through securitizations or whole loan sales to institutional purchasers on a servicing retained basis. FMC also periodically makes equity investments or receives contingent equity compensation as part of its core lending and leasing business. For the year ended December 31, 1998, FMC originated or acquired $2.1 billion of franchise loans and securitized $1.1 billion of loans. For the year ended December 31, 1997, FMC originated or acquired $801.0 million of franchise loans and securitized $483.1 million of loans.

  FMC primarily focuses on established national and regional franchise and other branded concepts, which include:

  .  restaurants and fast food franchises

  .  service stations

  .  convenience stores

  .  truck stops

  .  car washes

  .  quick lube businesses

  .  funeral homes

  .  cemeteries

  .  golf courses and practice facilities

  In April 1998, pursuant to its acquisition of Bankers Mutual, FMC also began originating multi-family and income property loans.

  On March 11, 1999, FMC and Bay View Capital Corporation ("Bay View") announced that they have executed a definitive merger agreement providing for the merger of FMC with Bay View.

  In accordance with the terms of the definitive agreement, Bay View will acquire all of the common stock of FMC for consideration currently valued at approximately $309.0 million. Each share of FMC common stock will be entitled to receive, at the election of the holder, either $10.25 in cash, or .5125 shares of Bay View's common stock. FMC shareholder elections are subject to the aggregate number of shares of FMC common stock to be exchanged for Bay View's common stock being equal to 60% of the number of shares of FMC common stock outstanding immediately prior to closing the transaction and no FMC shareholder owning more than 9.9% of Bay View's common stock, on a pro forma basis. The transaction is expected to close during the third quarter of 1999, subject to approval by both Bay View's and FMC's shareholders and subject to necessary regulatory approvals.

 Impac Mortgage Holdings, Inc.

  Impac Mortgage Holdings, Inc. ("IMH" ) is a publicly traded real estate investment trust (AMEX symbol: IMH). We spun IMH out as a public company in November 1995 and our subsidiary, Imperial Credit Advisors, Inc., acted as its manager until December 31, 1997.

  Pursuant to a Termination Agreement entered into in December 1997, related to the Management Agreement between Imperial Credit Advisors, Inc. and IMH, we received 2,009,310 shares of IMH common stock and certain securitization-related assets, and, in exchange, we canceled a note receivable from its subsidiary, Impac Funding. As of December 31, 1998, we owned 7.7% of the outstanding common stock of IMH.

  During 1998, IMH's common stock substantially declined in value. We judged that this decline was other than temporary, and as a result, we wrote-down our investment in IMH to $5.00 per share and recognized an impairment charge of $24.5 million. At December 31, 1998, our investment in IMH common stock was carried at its fair value of $4.56 per share. We received cash dividends of $2.9 million for the year ended December 31, 1998. In the fourth quarter of 1998, IMH did not declare a quarterly cash dividend. See Item 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations for more information concerning our accounting treatment of this matter.

 Southern Pacific Funding Corporation

  Southern Pacific Funding Corporation ("SPFC") was a publicly traded sub-prime mortgage banking company which originated, purchased and sold high yielding, single family sub-prime mortgage loans. We spun SPFC out as a public company in June 1996 and sold a portion of our holdings raising $64.6 million. As of December 31, 1998, we owned 9,742,500 shares of SPFC common stock, representing 47.0% of the outstanding common stock. In October 1998, SPFC petitioned for Chapter 11 bankruptcy protection under the Federal bankruptcy laws. As a result of SPFC's bankruptcy filing, we wrote-off $82.6 million. Our stockholdings are reflected on our consolidated balance sheet as "Investment in SPFC and, until SPFC's bankruptcy filing and termination of new business activities, were accounted for pursuant to the equity method of accounting. See Item 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations for more information concerning our accounting treatment of this matter.

Discontinued and De-emphasized Operations

 Auto Marketing Network, Inc.

  During the third quarter of 1998, we discontinued the operations of Auto Marketing Network, Inc ("AMN"). AMN financed the purchase of new and used automobiles primarily to sub-prime borrowers on a nationwide basis. Since the acquisition of AMN in March 1997, it had recorded losses and experienced significant increases in non-performing assets, loan charge-offs and loan loss provisions.

  Losses from AMN's discontinued operations, net of taxes were as follows:

                             Disposition
                             Period from       Period from        Period from
                          August 1, 1998 to January 1, 1998 to    March 17 to
                          December 31, 1998   July 31, 1998    December 31, 1997
                          ----------------- ------------------ -----------------
Loss from discontinued
 operations.............       $    --            $3,232            $25,347
Loss on disposal of AMN.        11,276                --                 --
                               -------            ------            -------
Net loss from
 discontinued
 operations.............       $11,276            $3,232            $25,347
                               =======            ======            =======

  The loss on disposal of AMN included charges (net of taxes) for the following items:

  .  $5.6 million for securities valuation

  .  $1.2 million for disposition of furniture and equipment and other assets

  . $5.6 million for estimated future servicing obligations to a third party servicer

  . $1.3 million in liquidation allowances for nonaccrual loans and repossessed autos

  . $2.1 million in severance pay, occupancy and general and administrative expenses

  The charges listed above were partially offset by the estimated net interest income on loans and securities for the next year (disposition period) of $4.5 million.

  AMN's outstanding warehouse line of credit of $9.2 million and $20.1 million are classified as other borrowings in the consolidated balance sheets at December 31, 1998 and 1997, respectively.

  The net assets of AMN's discontinued operations were as follows:

                                                               At December 31,
                                                               ----------------
                                                                1998     1997
                                                               ------- --------
   Loans held for sale........................................ $15,161 $ 23,333
   Securities held for sale...................................   7,844    6,809
   Retained interests in securitization.......................  11,280   20,210
   Income taxes receivable....................................  10,725   15,520
   Other net assets (liabilities).............................   1,802  (10,924)
                                                               ------- --------
                                                               $46,812 $ 54,948
                                                               ======= ========

  As of July 31, 1998 (measurement date), management determined to cease operations at Auto Marketing Network, Inc. ("AMN"). Accordingly, a disposal plan was formulated, whereby daily operations of AMN were terminated in two months. It is management's plan to sell remaining assets within one year of the measurement date.

 Consumer Credit Division

  Consumer Credit Division ("CCD"), a division of SPB, closed its operations in December 1998. The costs of closing this division were immaterial. We decided that the returns generated by CCD were not meeting our profitability expectations, and that the time necessary to improve profitability did not justify further investment.

  CCD was formed in early 1994 to offer loans primarily to finance home improvements and consumer goods. Home improvement loans ranged from $5,000 to $350,000 and the loans were typically secured by a junior lien. CCD also purchased unsecured installment sales contracts to finance certain home improvements.

  Total CCD loans outstanding were $30.5 million at December 31, 1998 and $35.0 million at December 31, 1997. We sold $14.6 million of these loans in 1998 and at December 31, 1998 we held $29.4 million of these loans for sale. At December 31, 1998 $162,000, or 0.40% of the outstanding loans were 90 days or more delinquent while at December 31, 1997 $108,000, or 0.26%, of the outstanding loans were 90 days or more delinquent.

 Auto Lending Division

  The Auto Lending Division ("ALD"), a division of SPB, closed its operations in February 1999. The costs of closing this division were immaterial. The significant losses we incurred from this business in 1998 caused us to re-evaluate the future prospects of ALD. We determined that the ALD would not meet our future profitability expectations, and that the time necessary to improve profitability did not justify further investment.

  ALD offered loans primarily to finance automobile purchases for sub prime borrowers. ALD also purchased automobile loans from other independent loan originators. When we made the decision to close the operations of ALD in 1998, we wrote down the value of ALD's loans held for sale by $21.5 million. At December 31, 1998, we held $69.0 million of ALD loans for sale, net of a $9.6 million valuation allowance. In 1998, we sold a total of $71.6 million of ALD's loans.

 Imperial Credit Worldwide, Ltd.

  Imperial Credit Worldwide is a holding company for our international finance activities and is a majority owner of Credito Imperial Argentina ("CIA"), a mortgage banking company conducting residential mortgage business in Argentina. Due to the decline in the Latin American financial market, CIA ceased originating loans for its portfolio in October 1998. Total loans held for sale at December 31, 1998 were $30.0 million. At December 31, 1998, these loans are carried on our company's books at their estimated fair value of $22.8 million.

Loans and Leases Held for Investment

  The following table sets forth certain information regarding our loans and leases held for investment. Substantially all of our company's loans and leases held for investment are held by Southern Pacific Bank and are funded by FDIC insured deposits:

                                           At December 31,
                         --------------------------------------------------------
                            1998        1997        1996       1995       1994
                         ----------  ----------  ----------  --------  ----------
                                            (In thousands)
Loans secured by real
 estate:
One to four family...... $  125,616  $  205,788  $  375,476  $228,721  $  897,494
Multi-family............     56,229      17,261       2,527     7,028      82,004
Commercial..............     25,677      13,202      11,011   133,189      30,287
                         ----------  ----------  ----------  --------  ----------
                            207,522     236,251     389,014   368,938   1,009,785
Leases..................      1,048       7,745      99,717     7,297      23,667
Installment loans.......     26,511     147,603      34,248     1,900       4,290
Franchise loans.........     50,520      62,219     115,910    46,766         --
Asset based loans.......    633,299     484,828     288,528   154,252         --
Loan participations.....    222,106     196,420     160,672    87,726         --
Mortgage warehouse
 lines..................    181,001     122,488         --        --          --
Commercial loans........     34,509      35,861      13,260    22,378       5,882
                         ----------  ----------  ----------  --------  ----------
                          1,356,516   1,293,415   1,101,349   689,257   1,043,624
Loans in process........     (5,636)     (7,081)        --        --          --
Unamortized premium
 (discount).............      3,109       2,211      (6,336)   (5,217)     (5,900)
Deferred loan fees......     (9,014)     (9,104)     (6,415)   (1,540)     (1,114)
                         ----------  ----------  ----------  --------  ----------
                          1,344,975   1,279,441   1,088,598   682,500   1,036,610
Allowance for loan
 losses.................    (24,880)    (26,954)    (19,999)  (13,729)     (7,054)
                         ----------  ----------  ----------  --------  ----------
  Total................. $1,320,095  $1,252,487  $1,068,599  $668,771  $1,029,556
                         ==========  ==========  ==========  ========  ==========

  Our loans and leases held for investment are primarily:

  . first and second lien mortgages secured by residential and income producing real property in California,

  .  leases secured by equipment,

  .  installment loans secured by real estate or automobiles,

  . loans to experienced franchisees of national and regional restaurant franchises,

  .  asset-based loans to middle market companies mainly in California,

  .  syndicated commercial loan participations,

  .  warehouse loans to residential mortgage loan brokers.

  Although we continue to diversify our portfolio, a substantial portion of our debtors' ability to honor their contracts is dependent upon the economy of California. A decline in California real estate values may adversely affect the underlying loan collateral. In order to reduce our risk of loss on any one credit, we have historically sought to maintain a fairly low average loan size within the portfolio of loans held for investment. The average loan size and single largest loan held for investment, excluding loans originated by CBC, at December 31, 1998 were $118,000 and $21.6 million compared to $122,000 and $18.8 million at December 31, 1997. The largest loan held for investment at December 31, 1998 and December 31, 1997 was a performing real estate loan secured by a first deed of trust.

  Non-performing assets consist of nonaccrual loans, loans with modified terms, other real estate owned ("OREO") and other repossessed assets. Our policy is to place all loans 90 days or more past due on nonaccrual. The former mortgage banking operations' OREO arises primarily through foreclosure on mortgage loans repurchased from investors, typically due to a breach of representations or warranties.

  See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset Quality for more information about our allowance for loan and lease losses.

  The following table sets forth the amount of non-performing assets attributable to our former mortgage banking operations, AMN and to all of our other lending activities:

                                                                            At December 31,
                   ---------------------------------------------------------------------------------------------------------------
                                1998                             1997                        1996                   1995
                   -------------------------------- -------------------------------- ---------------------- ----------------------
                                 Former                           Former                           Former                 Former
                   All Other    Mortgage    Auto    All Other    Mortgage    Auto    All Other    Mortgage  All Other    Mortgage
                    Lending     Banking   Marketing  Lending     Banking   Marketing  Lending     Banking    Lending     Banking
                   Activities  Operations  Network  Activities  Operations  Network  Activities  Operations Activities  Operations
                   ----------  ---------- --------- ----------  ---------- --------- ----------  ---------- ----------  ----------
                                                                        (Dollars in thousands)
Nonaccrual loans:
 One to four
 family..........  $   18,374    $  202    $   --   $   27,573   $ 6,874    $   --   $   24,711   $19,928   $    2,652   $ 20,990
 Commercial
 loans...........      13,118       --         --        5,058       --         --        3,052       --         1,824        --
 Multifamily
 property........       1,437       --         --        1,837       --                   1,421       --         5,522        --
 Leases and
 installment.....       1,822       --       4,576       6,608       --      22,681         997       --           --         --
                   ----------    ------    -------  ----------   -------    -------  ----------   -------   ----------   --------
Total nonaccrual
loans............      34,751       202      4,576      41,076     6,874     22,681      30,181    19,928        9,998     20,990
                   ----------    ------    -------  ----------   -------    -------  ----------   -------   ----------   --------
OREO:
 One to four
 family..........       6,863       317        --        2,552     5,774        --        6,639     3,508        1,937      4,173
 Commercial
 property........       1,074       --         --        2,526       --         --        1,200       --           211        --
 Multi-family
 property........         430       --         --           53       --         --          867       --           858        --
                   ----------    ------    -------  ----------   -------    -------  ----------   -------   ----------   --------
Total OREO.......       8,367       317        --        5,131     5,774        --        8,706     3,508        3,006      4,173
                   ----------    ------    -------  ----------   -------    -------  ----------   -------   ----------   --------
Loans with
modified terms:
 One to four
 family..........         --        --         --          --        --         --          800       --           870        --
 Commercial
 property........         --        --         --          --        --         --          456       --           --         --
 Multi-family
 property........         --        --         --          --        --         --          --        --           --         --
                   ----------    ------    -------  ----------   -------    -------  ----------   -------   ----------   --------
Total loans with
modified terms...         --        --         --          --        --         --        1,256       --           870        --
                   ----------    ------    -------  ----------   -------    -------  ----------   -------   ----------   --------
Repossessed
property:
 Equipment held
 for sale........         702       --         --        4,437       --         --          --        --           --         --
 Repossessed
 vehicles........         --        --         531         --        --       4,563         --        --           --         --
                   ----------    ------    -------  ----------   -------    -------  ----------   -------   ----------   --------
Total repossessed
property.........         702       --         531       4,437       --       4,563         --        --           --         --
                   ----------    ------    -------  ----------   -------    -------  ----------   -------   ----------   --------
Total NPA's......  $   43,820    $  519    $ 5,107  $   50,644   $12,648    $27,244  $   40,143   $23,436   $   13,874   $ 25,163
                   ==========    ======    =======  ==========   =======    =======  ==========   =======   ==========   ========
Total loans, OREO
and repossessed
property.........  $1,682,910    $6,691    $16,550  $1,438,139   $24,087     38,989  $2,012,704   $40,955   $1,168,783   $869,463
Total NPA's as a
percentage of
loans, OREO and
repossessed
property.........        2.60%     7.76%     30.86%       3.52%    52.51%     69.88%       1.99%    57.22%        1.19%      2.89%
                           1994
                   ----------------------
                                Former
                   All Other   Mortgage
                    Lending    Banking
                   Activities Operations
                   ---------- -----------
Nonaccrual loans:
 One to four
 family..........   $  4,012  $    5,697
 Commercial
 loans...........      2,201         --
 Multifamily
 property........      1,195         --
 Leases and
 installment.....        --          --
                   ---------- -----------
Total nonaccrual
loans............      7,408       5,697
                   ---------- -----------
OREO:
 One to four
 family..........      1,217       1,277
 Commercial
 property........        445         --
 Multi-family
 property........        329         --
                   ---------- -----------
Total OREO.......      1,991       1,277
                   ---------- -----------
Loans with
modified terms:
 One to four
 family..........         76         --
 Commercial
 property........        --          --
 Multi-family
 property........        --          --
                   ---------- -----------
Total loans with
modified terms...         76         --
                   ---------- -----------
Repossessed
property:
 Equipment held
 for sale........        --          --
 Repossessed
 vehicles........        --          --
                   ---------- -----------
Total repossessed
property.........        --          --
                   ---------- -----------
Total NPA's......   $  9,475  $    6,974
                   ========== ===========
Total loans, OREO
and repossessed
property.........   $216,555  $1,094,144
Total NPA's as a
percentage of
loans, OREO and
repossessed
property.........       4.38%       0.64%

Excludes non-accrual loans held for sale which we carried at the lower of cost or market.

Funding

  Our liquidity requirements are met primarily by SPB deposits and to a lesser extent warehouse lines and securitizations. Business operations conducted through divisions of SPB are primarily financed through deposits, our capital contributions, and Federal Home Loan Bank borrowings.

Southern Pacific Bank Deposits

  SPB is an FDIC insured industrial bank which is regulated by the California Department of Financial Institutions and the FDIC. See "--Regulation" for a more detailed description of regulations governing SPB. SPB obtains the necessary liquidity to fund its own lending activities primarily through:

  .FDIC insured deposits

  .borrowings from the Federal Home Loan Bank

  At December 31, 1998 and 1997, SPB had total deposits of approximately $1.7 billion and $1.2 billion, respectively (amounts in both years exclude our deposits maintained with SPB). SPB solicits both individual and institutional depositors for new accounts through print advertisements and computerized referral networks. SPB currently maintains two deposit gathering facilities in Southern California. At these facilities, tellers provide banking services to customers such as accepting deposits and making withdrawals. However, customers are not offered check writing services or comparable demand deposit accounts. Generally, certificates of deposit are offered for terms of one to 12 months. See "--Regulation--Industrial Bank Operations--Limitations on Types of Deposits" for a description of limitations on types of deposits that SPB, as an industrial bank, can accept.

  The following table sets forth the distribution of SPB's deposit accounts (prior to eliminating inter-company transactions) and the weighted average nominal interest rates on each category of deposits:

                                              At December 31,
                         ---------------------------------------------------------
                                     1998                         1997
                         ---------------------------- ----------------------------
                                             Weighted                     Weighted
                                             Average                      Average
                                      % of   Interest              % of   Interest
                           Amount   Deposits   Rate     Amount   Deposits   Rate
                         ---------- -------- -------- ---------- -------- --------
                                          (Dollars in thousands)
Savings accounts........ $   57,249    3.3%    4.27%  $   62,274    5.2%    3.55%
Time deposits of less
 than $100,000..........  1,199,825   69.9     5.61      891,102   74.9     5.91
Time deposits of
 $100,000 and over......    459,614   26.8     5.62      236,465   19.9     5.89
                         ----------  -----     ----   ----------  -----     ----
  Total................. $1,716,688  100.0%    5.57%  $1,189,841  100.0%    5.79%
                         ==========  =====     ====   ==========  =====     ====

  The following table sets forth the dollar amount of deposits by time remaining to maturity:

                                                     At December 31
                                         ---------------------------------------
                                                1998                1997
                                         ------------------- -------------------
                                                      % of                % of
                                           Amount   Deposits   Amount   Deposits
                                         ---------- -------- ---------- --------
                                                 (Dollars in thousands)
Three months or less.................... $  552,077   32.2%  $  449,414   37.8%
Over three months through six months....    452,782   26.4      296,512   24.9
Over six months through twelve months...    478,000   27.8      357,326   30.0
Over twelve months......................    233,829   13.6       86,589    7.3
                                         ----------  -----   ----------  -----
  Total................................. $1,716,688  100.0%  $1,189,841  100.0%
                                         ==========  =====   ==========  =====

  The following table sets forth the time certificates greater than $100,000 by time remaining to maturity:

                                                       At December 31
                                             -----------------------------------
                                                   1998              1997
                                             ----------------- -----------------
                                                        % of              % of
                                              Amount  Deposits  Amount  Deposits
                                             -------- -------- -------- --------
                                                   (Dollars in thousands)
Three months or less........................ $129,479   28.1%  $ 87,771   37.1%
Over three months through six months........  148,832   32.4     76,277   32.3
Over six months through twelve months.......  114,803   25.0     55,330   23.4
Over twelve months..........................   66,500   14.5     17,087    7.2
                                             --------  -----   --------  -----
  Total..................................... $459,614  100.0%  $236,465  100.0%
                                             ========  =====   ========  =====

  Interest expense associated with certificates of deposit of $100,000 and over was approximately $24.2 million for the year ended December 31, 1998, $15.6 million for the year ended December 31, 1997 and $13.6 million for the year ended December 31, 1996.

  SPB has historically increased its deposits as necessary so that deposits together with its cash, liquid assets, Federal Home Loan Bank borrowings and warehouse borrowings, have been sufficient to provide funds for all of SPB's lending activities. We track, on a daily basis, all new loan applications and, based on historical closing statistics, estimate expected fundings. Cash management systems at SPB allow it to anticipate both fundings and sales and adjust deposit levels and short-term investments against the demands of our lending activities.

  We believe that SPB's local marketing strategies and its use of domestic money markets have allowed it to acquire new deposits at levels consistent with management's financial targets. Certain levels of growth of SPB's assets and deposits require notice to the FDIC.

  As an additional source of funds, SPB was approved in 1991 to become a member of the Federal Home Loan Bank. Currently, SPB is approved for borrowings from the Federal Home Loan Bank pursuant to a secured line of credit that is automatically adjusted subject to applicable regulations and available pledged collateral. At December 31, 1998, $20.0 million was outstanding bearing an average interest rate of 5.93%.

Repurchase and Warehouse Facilities

  We use repurchase facilities and warehouse lines of credit in order to fund certain loan and lease originations and purchases. As of December 31, 1998, we had the following warehouse lines, reverse repurchase facilities and notes payable:

                         Interest                            Index
                           Rate   Commitment Outstanding (basis points) Expiration Date
                         -------- ---------- ----------- -------------- ----------------
                                             (Dollars in thousands)
Greenwich Capital
 Financial (AMN)........   6.89%   $100,000   $  9,193   Libor plus 125 April 30, 1999
Lehman Brothers (Corona
 Film Finance Fund).....   4.75      66,692     66,692   Fixed rate     January 7, 1999
First Union National
 Bank (ICII)............   5.22      14,879     14,879   Fixed rate     January 29, 1999
Greenwich Capital
 Financial (ICII).......   5.94       4,382      4,382   Fixed rate     January 14, 1999
First Union National
 Bank (IBC).............   8.07      15,000      5,904   Libor plus 245 March 31, 1999
Other notes payable
 (ICII).................   8.00         --       1,220   Fixed Rate     None
                                   --------   --------
                           5.29    $200,953   $102,270
                                   ========   ========

  As of March 25, 1999, IBC has received approval for a $10.0 million warehouse line of credit from a third party financial institution which will replace IBC's line of credit expiring on March 31, 1999.

Securitization Transactions and Loan Sales

 Securitizations of Assets

  As a fundamental part of our business and financing strategy prior to 1998, we sold a significant amount of our loans and leases through securitization, except for loans held for investment by SPB. Securitizations were performed historically by our prior divisions and subsidiaries: FMC, SPFC and AMN. We have; however, de-emphasized the use of securitizations as part of our refocused business strategy. During 1998, IBC was the only subsidiary that sold assets through securitizations.

  In a securitization, the cash flows of the underlying receivables, such as loans and leases, are apportioned to bonds having various credit ratings, yields and maturities. These bonds, which are collateralized by the underlying loans and leases, are sold to investors at market prices. In most cases, we retain the servicing of the loans and leases; servicing is the process of collecting the payments from the borrowers and remitting the required payments to the investors. We are paid a fee for such servicing, which is earned monthly and collected from the remittances on the loans and leases.

  When we sell loans and leases in a securitization, we recognize a gain to the extent that the selling price in cash exceeds the carrying value of the loans and leases sold based on the estimated relative fair values of the loans and leases sold, any assets we obtain and any liabilities we incur in the securitization. The assets we obtain when we securitize loans and leases include, generally, a retained interest, which may be one or more of the bonds, servicing assets and call options. The liabilities we incur when we securitize loans and leases include, generally, recourse obligations, put options and servicing liabilities. The retained interest we obtain in a securitization represents, generally, a credit enhancement for the investors in that this interest is either subordinated to the other bonds sold or represents an overcollateralization amount. In either case, as holder of the retained interest, we incur the risk of loss and prepayment on the underlying loans and leases and will be last to receive the cash flows apportioned to such retained interests.

  At the time of the securitization, the retained interest and servicing assets are established at their fair values. Because an active market does not exist for these types of assets, we generally estimate their fair values by discounting cash flows we expect to receive from them. In discounting the cash flows, we make estimates of loan prepayments, loan defaults and loan losses. These estimates are based on actual prepayments in our servicing portfolios tempered by our expectation of how future changes in interest rates will impact prepayments, and actual default and loss rates we have experienced for the types of loans and leases sold. The discount rate we use is that rate determined by us to be the rate used by other market participants under similar circumstances.

  We evaluate the carrying value of the retained interests and servicing assets on a quarterly basis by re-estimating their fair values using updated assumptions for prepayments, default and loss rates, and discount rate. When the estimated fair value of these assets is less than their carrying value, we take a loss for the deficiency by reducing our income.

  Based on our comparison of the carrying values of these assets to their estimated fair values, we took a loss of $4.4 million during 1998. Similar losses could occur in the future and may have a material adverse effect on our net income. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations.

  At December 31, 1998, and 1997 our consolidated balance sheets include the following retained interests, interest-only and subordinated securities and servicing assets (in thousands):

                                                                 December 31,
                                                                ---------------
            Retained interest and servicing assets               1998    1997
            --------------------------------------              ------- -------
Subordinated and interest only securities included in
 securities available for sale................................. $ 8,395 $14,223
Interest only securities included with trading securities......  17,189  27,357
Servicing rights...............................................   4,329   4,731
Retained interest in loan and lease securitizations............  27,011  22,895

  For further information, see notes 1, 6 and 7 of Notes to Consolidated Financial Statements included in Item 8.

  During 1998, we only securitized leases originated by IBC. For the years ended December 31, 1998, 1997 and 1996, we securitized loans and leases totaling $118.7 million, $919.0 million and $1.3 billion, respectively.

  We sold $288.5 million of loans in 1998 and $196.8 million of loans in 1997 through whole loan sales transactions. Virtually all loans sold through whole loan sales were originated by IPL.

Competition

  The businesses in which we operate are highly competitive. We face significant competition from companies that may be substantially larger and have more capital than we do. These competitors include:

  .other commercial and consumer finance lenders

  .commercial banks

  .credit unions

  .thrift institutions and securities firms

  .savings and loan associations

  .other thrift and loan companies

  .corporate and governmental debt securities

  .money market mutual funds

  Competition can take many forms, including convenience in obtaining a loan or lease, customer service, marketing and distribution channels and interest rates and fees charged to borrowers.

Regulation

  We are subject to extensive regulation in the United States at both the Federal and state level. Current regulation affects our:

  .warehouse lending business,

  .loan origination and credit activities,

  .maximum interest rates, finance and other charges,

  .disclosure to customers,

  .terms of secured transactions,

  .collection, repossession and claims handling procedures,

  .multiple qualification and licensing requirements for doing business in various jurisdictions, and

  .other trade practices.

  Our subsidiary, ICG is required to register as a broker-dealer with certain Federal and state securities regulatory agencies and with the United States Securities and Exchange Commission as a registered investment advisor. We are also a member of the National Association of Securities Dealers as part of our investment banking and brokerage businesses.

 Truth in Lending

  The Truth in Lending Act ("TILA") and the regulations of the Board of Governors and the Federal Reserve System, specifically Regulation Z, contain disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. TILA also guarantees consumers a three day right to cancel certain credit transactions, including loans of the type we originate. We believe that we are in compliance with TILA in all material respects. The enforcement provisions applicable to TILA grant broad powers to the appropriate federal regulatory agencies or the Federal Trade Commission to enforce TILA with respect to those entities not otherwise subject to federal regulations, such as our company. TILA also contains criminal penalties for willful violations and grants a private right of action with specified statutory damage awards for certain violations. If we were found not to be in compliance with TILA with respect to certain loans, aggrieved borrowers could have the right to back out of their mortgage loan transactions and to demand the return of finance charges paid to us, and other damages provided under TILA. Regulation Z also contains rescission "tolerances" which limit the rule's rescission remedy to disclosure inaccuracies of the finance charge which amount to over one percent of the face amount of the note and rescission rights after the initiation of foreclosure proceedings under certain circumstances.

  TILA applies to all individuals and businesses that regularly extend consumer credit which is subject to a finance charge or is payable by a written agreement in more than four installments and is primarily for personal, family or household purposes. As such, TILA is applicable to our company and our subsidiaries. Generally, TILA requires a creditor to make certain disclosures to the consumer concerning, among other things, finance charges and annual percentage rates. In addition to these general requirements, TILA also requires additional disclosures in connection with certain types of mortgage loans.

  These additional disclosure requirements apply to loans (other than mortgage loans to finance the acquisition or initial construction of a dwelling) with
(i) total points and fees upon origination in excess of eight percent of the loan amount or $435, whichever is greater or (ii) an annual percentage rate of more than ten percentage points higher than comparably maturing United States Treasury securities ("Covered Loans"). Effective January 1, 1998, the $400 figure was adjusted by the Board of Governors of the Federal Reserve System to $435 until December 31, 1998, in accordance with Regulation Z. These TILA provisions prohibit lenders from originating Covered Loans that are underwritten solely on the basis of the borrower's home equity without regard to the borrower's ability to repay the loan.

  We believe that only a small portion of loans we originated after October 1995 (the effective date of the requirements) are of the type that are subject to these additional restrictions. Our policy is to apply underwriting criteria to all Covered Loans that take into consideration the borrower's ability to repay.

  TILA also prohibits lenders from including prepayment fee clauses in Covered Loans to borrowers except in cases in which the penalty can be exercised only during the first five years following consummation of the loan, the consumer's total monthly debt-to-income ratio does not exceed 50% and the Covered Loans are not used to refinance existing loans originated by the same lender. We will continue to collect prepayment fees on loans originated prior to October 1995 (the effective date of the prepayment provision of TILA) and on non-Covered Loans, as well as on Covered Loans in permitted circumstances, but the level of prepayment fee revenue may decline in future years. TILA imposes other restrictions on Covered Loans, including restrictions on balloon payments and negative amortization features, which we do not believe will have a material impact on our operations.

 Other Lending Laws

  We are also required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), which prohibits creditors from discriminating against applicants on the basis of race, color, religion, sex, age or marital status. The ECOA also prohibits discrimination in the extension of credit based on the fact that all or part of the applicant's income derives from a public assistance program or the fact that the applicant has in good faith exercised any right under the Consumer Credit Protection Act. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for loans increases as a result of information obtained from a consumer credit agency, another statute, the Fair Credit Reporting Act of 1970 ("FCRA"), as amended, requires lenders to supply the applicant with the name and address of the reporting agency; the FCRA also imposes other reporting and disclosure requirements on creditors.

  We are also subject to the Real Estate Settlement Procedures Act of 1974, as amended, and are required to file an annual report with the Department of Housing and Urban Development pursuant to the Home Mortgage Disclosure Act.

  In addition, we are subject to various other Federal and state laws, rules and regulations governing, among other things, the licensing of, and procedures which must be followed by, mortgage lenders and servicers, and disclosures which must be made to consumer borrowers. Failure to comply with such laws may result in civil and criminal liability and, in some cases, consumer borrowers have the right to rescind their mortgage loans and to demand the return of finance charges they paid to us.

  In addition, certain of the loans we originate or purchase such as Title I home improvement loans, are insured by an agency of the Federal government. Such loans are subject to extensive government regulation.

 Environmental Liability

  We may foreclose on properties securing loans that are in default in the course of our business. There is a risk that hazardous or toxic substances or petroleum constituents could be on such properties.

  In such event, we could be held responsible for the cost of cleaning up or removing such waste depending upon the lender's activities, and such cost could exceed the value of the underlying properties.

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

  In 1996 CERCLA was amended to eliminate Federal lender liability under CERCLA in certain circumstances, including foreclosure if the lender resells the property at the earliest practicable, commercially reasonable time on commercially reasonable terms. In addition, the amendments defined the term "participation in management," which provided some guidance to lenders about the nature of activities that would and would not give rise to liability under CERCLA. These amendments do not apply to state environmental laws. Also, foreclosure and other activities on contaminated property may subject a lender to state tort liability.

 Future Laws
  Because each of our businesses is highly regulated, the applicable laws, rules and regulations are subject to modification and change. There are currently proposed various laws, rules and regulations which, if adopted, could impact our operations. We cannot assure you that these proposed laws, rules and regulations, or other such laws, rules or regulations will not be adopted in the future.

  If adopted, they could make compliance more difficult or expensive, restrict our ability to originate, broker, purchase or sell loans, further limit or restrict the amount of commissions, interest and other charges we earn on loans we originate, broker, purchase or sell, or otherwise adversely affect our business or prospects.

Industrial Bank Operations

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

  We are not regulated or supervised by the DFI, the FDIC, the Federal Reserve Board or any other bank regulatory authority, except indirectly with respect to the general regulatory and enforcement authority of the DFI and the FDIC over transactions and dealings between our company or any of our affiliates and SPB, and except with respect to both the specific limitations regarding ownership of the capital stock of a parent company of any industrial bank and the specific limitations regarding the payment of dividends from SPB discussed below.

 General

  SPB is governed by the California Industrial Banking Law, also known as the California Industrial Loan Law, and the rules and regulations of the DFI that, among other things, regulate in certain limited circumstances the maximum interest rates payable on, and the terms of, certain industrial bank deposits as well as the collateral requirements, maximum maturities and repayment terms of the various types of loans that are permitted to be made by California chartered industrial loan companies, also known as industrial banks, thrift and loan companies or thrifts. As SPB's primary regulator, the DFI has broad supervisory and enforcement authority with respect to SPB and its subsidiaries. The enforcement authority of the DFI over industrial banks, includes the ability to impose penalties for and to seek correction of violations of laws or regulations or unsafe or unsound practices by assessing monetary penalties, issuing cease and desist or removal and prohibition orders against a company, its directors, officers or employees and other persons, initiating injunctive actions or even taking possession of the business and property of an industrial bank. In general, such enforcement actions may be initiated for violations of laws, regulations, cease and desist orders or the industrial bank's articles of incorporation or for unsafe or unsound conditions or practices. Certain provisions of the California Industrial Banking Law also provide for the institution of civil or criminal actions against industrial banks and their officers, directors, employees and affiliates with respect to violations of the law and related regulations.

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

  The DFI may exempt, by order or regulation, from the application requirement, the establishment of a branch or loan production office if the DFI finds such application and approval not necessary to regulate a company. To date, no regulation has been promulgated. Orders are commonly issued on a case-by-case basis.

  The FDIC, as insurer of SPB's deposits, also has broad enforcement authority over other insured state-chartered industrial banks, including the power in appropriate circumstances to issue cease-and-desist orders and removal and prohibition orders and to terminate the insurance of their insured accounts. The FDIC is required to notify the DFI of its intent to take certain types of enforcement actions with respect to a California chartered, FDIC-insured industrial bank and of the grounds therefor. If satisfactory corrective action is not effectuated within an appropriate time, the FDIC may proceed with its enforcement action. The FDIC may also terminate the deposit insurance of any insured depository institution if it determines that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by in writing by the FDIC. The DFI also has the authority, independent of the FDIC, to issue cease and desist orders, impose operating restrictions, and take other actions to assure the safety and soundness of the institution.

  The FDIC completed an information systems exam of SPB in May 1998 and the FDIC and DFI completed a joint examination of SPB for the period ended March 31, 1998. As a result of the examinations, the FDIC requested that SPB enter into two written memoranda of understanding ("MOUs") addressing deficiencies identified by the FDIC in SPB's accounting systems and controls, and perceived deficiencies in SPB's Y2K readiness and contingency planning. The FDIC's concerns involved:

    (1) significant levels of unreconciled general ledger items on SPB's books and records which, according to the regulatory agencies, compromised the integrity of SPB's general ledger entries, as well as the integrity and validity of SPB's financial statements, and

    (2) SPB's lack of a written Y2K action/contingency plan which complied with applicable federal regulatory guidance, as well as SPB's failure to meet general FDIC deadlines for Y2K testing and credit evaluation procedures.

  The first MOU addressing these issues was signed by the FDIC, and SPB on November 2, 1998. Under this MOU, SPB is required to take a number of actions to address and correct the accounting and Y2K preparedness concerns of the FDIC. On January 19, 1999, the FDIC and DFI issued a second MOU as a result of the 1998 joint exam, which addressed accounting controls and policies and alleged violations of law. Under the second MOU, SPB is required to:

    (1) adopt and implement policies to provide adequate accounting controls consistent with safe and sound banking practices,

    (2) eliminate or correct violations of law described in the FDIC/DFI examination, and

    (3) achieve and maintain regulatory capital requirements applicable to a "well capitalized" depository institution. In addition, under the second MOU, SPB is allowed to pay dividends to ICII in accordance with its normal dividend policy. Our policy allows SPB to pay cash dividends of up to 35% of SPB's net income. Our policy further states that SPB is prohibited from paying any cash dividend if it is not, immediately prior and subsequent to the dividend, a "well-capitalized" institution within the meaning of FDIC regulations.

  To respond to the FDIC's criticisms and comply with the requirements of the May 1998 information systems MOU, in April of 1998 SPB retained an internationally-recognized independent accounting firm to conduct a general ledger account reconciliation project in order to identify, trace and resolve all outstanding unreconciled general ledger items on SPB's books and records. Work on this reconciliation project was substantially completed by December 31, 1998. In consultation with the independent accounting firm SPB has developed and implemented new policies and procedures which are designed to improve the efficiency and timeliness of general ledger reconciliation tasks and related financial accounting matters. SPB currently reconciles all general ledger accounts on a timely basis.


  Further, SPB, under the direction of its board of directors, has developed and implemented a Y2K readiness plan and budget, with specific deadlines and action steps. SPB believes it is currently in compliance in all material respects with FDIC minimum Y2K readiness requirements and guidelines, and recent informal conversations with the FDIC indicate that the FDIC is satisfied with SPB's progress on its Y2K remedial efforts. SPB has addressed, or is addressing, the other items of concern described in the FDIC/DFI examination and referenced in the second MOU.

  In the first quarter of 1999, SPB has received an interim satisfactory rating from the FDIC related to SPB's Y2K preparedness and contingency planning.

  The FDIC and DFI each has the authority to take a variety of informal and formal remedial and other enforcement actions with regard to violations of law, and unsafe and unsound banking practices, including, among other things, the institution of proceedings or actions imposing or seeking memoranda of understanding, injunctions, cease and desist orders, criminal or civil penalties, removal from office, the placing of SPB into conservatorship or receivership, or the revocation of SPB's charter. The MOU is one such instance of an informal remedial action which the FDIC or DFI may take. Although we do not believe that further enforcement action is warranted at this time under the circumstances, any such enforcement could have a material adverse effect on the Company.

 Limitations on Investments

  Subject to restrictions imposed by California law, SPB is permitted to make secured and unsecured consumer and non-consumer loans. The maximum term for repayment of loans made by industrial banks may be as long as 40 years and 30 days depending upon collateral and priority of the lender's lien on the collateral, except that loans with repayment terms in excess of 30 years and 30 days may not in the aggregate exceed five percent of total outstanding loans and obligations of the industrial bank. Although secured loans may generally be repayable in unequal periodic payments during their respective terms, consumer loans secured by real property with terms in excess of three years must be repayable in substantially equal periodic payments unless such loans were made or purchased by the industrial bank under the Garn-St. Germain Depository Institutions Act of 1982 (which applies primarily to one to four unit residential loans).

  California law limits lending activities outside of California to no more than 20% of total assets or 40% with the approval of the DFI. California law contains requirements for the diversification of the loan portfolios of industrial banks. An industrial bank with outstanding deposits may not, among other things:

  . make any loan secured primarily by unimproved real property in an amount in excess of 10% of its paid up and unimpaired capital stock and surplus not available for dividends;

  . lend an amount in excess of five percent of its paid-up and unimpaired capital stock and surplus not available for dividends upon the security of the stock of any one corporation;

  . make loans to, or hold the obligations of, any one person as primary obligor in an aggregate principal amount exceeding 20% of its paid-up and unimpaired capital stock and surplus not available for dividends;

  . have more than 70% of its total assets in loans that have remaining terms to maturity in excess of seven years (as defined) and are secured solely or primarily by real property; and

  . have more than 40% of its assets in loans to borrowers who do not reside in or have a place of business in the state of California; provided, however, that certain loans that are sold within 90 days are excluded from such portfolio limitation.

  Additionally, any loan or obligation primarily secured by real property, or real and personal property, having a principal balance in excess of $10,000, must have a loan-to-value ratio as defined, less than 90%, subject to certain exceptions, including such assets held for 90 days or less or saleable to institutional investors evidenced by irrevocable commitments to pay. SPB had paid-up and unimpaired capital stock and surplus not available for dividends of $150.0 million and $125.0 million at December 31, 1998 and 1997.

  At December 31, 1998 and 1997, SPB was in compliance with its California investment law restrictions. SPB originates and holds a portion of our loans held for sale, of which a majority have a maturity of greater than seven years. SPB believes that it will be able to continue to meet its requirements by managing the types of loans originated and where the loans are domiciled.

  Under California law, industrial banks are generally limited to investments that are legal investments for commercial banks. An industrial bank may acquire real property only in satisfaction of debts previously contracted, pursuant to certain foreclosure transactions, or as may be necessary as premises for the transaction of its business, in which case such investment is limited to one-third of an industrial bank's paid-in capital stock and surplus not available for dividends.

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

  Under Federal law, SPB is considered an insured non-member state bank, and as such, it may make any equity investment, including an investment in the equity securities of an operating subsidiary, that is permissible for a national bank.

  Operating subsidiaries include corporations, limited liability companies or similar entities. In turn, operating subsidiaries of national banks may engage in activities that are part of, or incidental to the business of banking, as determined by the Office of the Comptroller of the Currency (the "OCC").

 Transactions With Affiliates

  Under California law, an industrial bank generally may not make any loan to, or hold an obligation of, any of its directors or officers or any director or officer of its holding company or affiliates, except in specified cases and subject to regulation by the DFI. In addition, an industrial bank may not make any loan to, or hold an obligation of, any of its shareholders or any shareholder of its holding company or affiliates, except that this prohibition does not apply to persons who own less than 10% of the stock of a holding company or an affiliate that is listed on a national securities exchange. As a result of these requirements, SPB may not make loans to ICII or other affiliates or purchase a contract, loan or chose in action of ICII or other affiliates other than subsidiaries of SPB. Exemptions from these restrictions are available for:

  . purchase of loans from affiliates which are licensed mortgage brokers (such as ICII) or other certain types of licensed lenders, subject to prior approval of the DFI;

  . purchase of loans pursuant to a sale and repurchase agreement between SPB and an affiliated company; or

  . purchase of loans from a subsidiary of SPB or a corporation in which SPB owns 50% or more of its common stock.

  However, these purchases would be subject to strict limitations under Federal law. Federal law also limits transactions between SPB and its affiliates. Generally, such transactions must be on terms and under conditions, including credit standards, that are substantially the same, or at least as favorable to SPB, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. In addition, SPB is prohibited from engaging in "covered transactions" with an affiliate if the aggregate amount of such transactions with any one affiliate would exceed 10% of SPB's capital stock and surplus, or in the case of all affiliates, if the aggregate amount of such transactions exceeds 20% of SPB's capital stock and surplus. "Covered transactions" include loans or extensions of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate (subject to certain exemptions), the acceptance of securities issued by an affiliate as collateral security for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. For certain "covered transactions," collateral requirements in specified amounts will be applicable. SPB also is prohibited from purchasing low-quality assets from its affiliates, except under limited circumstances. SPB engages in many transactions which involve its affiliates, including ICII and our other subsidiaries. As such, many of the transactions between ICII, our affiliates and SPB are subject to Federal and state affiliate transaction regulations. Further, under Federal law, a transaction by SPB with any person shall be deemed to be a transaction with an affiliate to the extent that the proceeds of the transaction are used for the benefit of, or transferred to that affiliate.

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

 Capital; Limitations on Borrowings

  Under California law, an industrial bank is subject to certain leverage limitations that are not generally applicable to commercial banks or savings and loan associations. In particular, an industrial bank that has been in operation in excess of 60 months may have outstanding at any time deposits not to exceed 20 times paid-up and unimpaired capital and surplus as restricted in its by-laws as not available for dividends, with the exact limitation subject to order by the DFI. The DFI has issued an order to SPB authorizing the maximum 20 times leverage standard.

  Industrial banks are not permitted to borrow, except by the issuance of investment certificates, in an amount exceeding 300% of outstanding capital stock, surplus and undivided profits, without the DFI's prior consent. All sums borrowed in excess of 150% of outstanding capital stock, surplus and undivided profits must be unsecured borrowings or, if secured, approved in advance by the DFI, and be included as certificates of deposit for purposes of computing the above ratios; however, collateralized FHLB advances and, as of January 1, 1999, borrowings from the FDIC and the Federal Reserve Bank, are also excluded for this test of secured borrowings and are not specifically limited by California law.

  FDIC regulations contain risk-based capital adequacy standards applicable to financial institutions like SPB whose deposits are insured by the FDIC. These guidelines provide a measure of capital adequacy and are intended to reflect the degree of risk associated with both on and off balance sheet items, including residential loans sold with recourse, legally binding loan commitments and standby letters of credit. Because ICII, unlike SPB, is not directly regulated by any bank regulatory agency, it is not subject to any minimum capital requirements. See "--Holding Company Regulations."

  A financial institution's risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets. Financial institutions generally are expected to meet a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 50% of qualifying total capital must be in the form of core capital (Tier 1), which includes common stock, noncumulative perpetual preferred stock, minority interests in equity capital accounts of combined subsidiaries and mortgage servicing rights and a percentage of purchased credit card relationships, subject to certain amount limitations. Supplementary capital (Tier 2) consists of the allowance for loan losses up to 1.25% of risk-weighted assets, cumulative preferred stock, intermediate-term preferred stock, hybrid capital instruments and term subordinated debt. The risk-based capital standards were amended in September 1998 so that up to 45 percent of the pre-tax net unrealized holding gains on certain available-for-sale equity securities could be included for the Tier 2 capital calculation. The maximum amount of Tier 2 capital that may be recognized for risk-based capital purposes is limited to 100% of Tier 1 capital (after any deductions for disallowed intangibles).

  The aggregate amount of term subordinated debt and intermediate term preferred stock that may be treated as Tier 2 capital is limited to 50% of Tier 1 capital. Certain other limitations and restrictions apply as well. At December 31, 1998 and 1997, the Tier 2 capital of SPB consisted of its allowance for loan losses and $35.0 million in term subordinated indebtedness.

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

  The FDIC rules provide that a minimum leverage ratio of 3% is required for institutions that have been determined to be in the highest category used by regulators to rate financial institutions. All other organizations are required to maintain leverage ratios of at least 100 to 200 basis points above the 3% minimum. At December 31, 1998 and 1997, SPB was in compliance with all of its capital requirements.

 Prompt Corrective Action

  The FDIC regulations contain a prompt corrective action rule which was adopted in response to requirements under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the federal banking regulators to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. The FDIC's rules provide that an institution is "well capitalized" if its risk-based capital ratio is 10% or greater; its Tier 1 risk-based capital ratio is 6% or greater; its leverage ratio is 5% or greater; and the institution is not subject to a capital directive of a federal bank regulatory agency. A bank is "adequately capitalized" if its risk-based capital ratio is 8% or greater; its Tier 1 risk-based capital ratio is 4% or greater; and its leverage ratio is 4% or greater (3% or greater for the highest rated institutions).

  An institution is considered "undercapitalized" if its risk-based capital ratio is less than 8%; its Tier 1 risk-based capital ratio is less than 4%, or its leverage ratio is 4% or less (less than 3% for the highest rated institutions). An institution is "significantly undercapitalized" if its risk-based capital ratio is less than 6%; its Tier 1 risk-based capital ratio is less than 3%; or its leverage ratio is less than 3%. A bank is deemed to be "critically undercapitalized" if its ratio of tangible equity (Tier 1 capital) to total assets is equal to or less than 2%. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it engages in unsafe or unsound banking practices. Under this standard, SPB is currently "well capitalized". This classification; however, is a regulatory capital classification used for internal regulatory purposes, and is not necessarily indicative of SPB's financial condition and operations.

  Undercapitalized institutions are required to submit a capital restoration plan for improving capital. In order to be accepted, such plan must include a financial guaranty from the institution's holding company that the institution will return to capital compliance. If such a guarantee were deemed to be a commitment to maintain capital under the Federal Bankruptcy Code, a claim for a subsequent breach of the obligations under such guarantee in a bankruptcy proceeding involving the holding company would be entitled to a priority over third party general unsecured creditors of the holding company. Undercapitalized institutions: are prohibited from making capital distributions or paying management fees to controlling persons; may be subject to growth limitations; are restricted from ongoing acquisitions, branching and entering into new lines of business, and transactions with affiliates; and are limited in the appointment of additional directors or senior executive officers. Finally, the institution's regulatory agency has discretion to impose certain of the restrictions generally applicable to significantly undercapitalized institutions.

  In the event an institution is deemed to be significantly undercapitalized, it may be required to: sell stock; merge or be acquired; restrict transactions with affiliates; restrict interest rates paid; divest a subsidiary; or dismiss specified directors or officers. If the institution is a bank holding company, it may be prohibited from making any capital distributions without prior approval of the Federal Reserve Board and may be required to divest its subsidiaries.

  A critically undercapitalized institution is generally prohibited from making payments on subordinated debt and may not, without the approval of its principal bank supervisory agency, enter into a material transaction other than in the ordinary course of business; engage in any covered transaction; or pay excessive compensation or bonuses. Critically undercapitalized institutions are subject to appointment of a receiver or conservator. Effectively, the FDIC would have general enforcement powers over SPB and our company in the event that SPB is deemed undercapitalized.

  SPB's Capital Ratios. The following tables indicate SPB's capital ratios under (1) the California leverage limitation, (2) the FDIC risk-based capital requirements, and (3) the FDIC minimum leverage ratio at December 31, 1998.

                                                                       Well
                                                     Minimum       Capitalized
                                      Actual       Requirement     Requirement
                                  --------------  --------------  --------------
                                   Amount  Ratio   Amount  Ratio   Amount  Ratio
                                  -------- -----  -------- -----  -------- -----
                                             (Dollars in Thousands)
California Leverage Limitation... $179,022 10.45% $ 85,688 5.00%  $    N/A   N/A%
Risk-based Capital...............  221,657 11.12%  159,410 8.00%   199,264 10.00%
Risk-based Tier 1 Capital........  167,823  8.42%   79,705 4.00%   119,558  6.00%
FDIC Leverage Ratio..............  167,823  8.62%   77,861 4.00%    97,326  5.00%

 Limitations on Types of Deposits

  Because of limitations contained in the Industrial Banking Law, and to maintain the exemption from the BHCA ("'Holding Company Regulations"), SPB currently offers investment certificates in the form of passbook accounts and certificates of deposit. SPB does not offer demand deposit accounts.

 Insurance Premiums

  The FDIC administers two separate deposit insurance funds, the Bank Insurance Fund ("BIF"), which insures the deposits of institutions which were insured by the FDIC prior to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), and the Savings Association Insurance Fund ("SAIF"), which insures the deposits of institutions which were insured by the Federal Savings and Loan Insurance Corporation prior to the enactment of FIRREA. SPB's insurance premium for the year ended December 31, 1998 was approximately $510,000.

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

 Recent Legislation

  A new California state regulatory agency was created in 1996 known as the Department of Financial Institutions ("DFI"). The DFI became effective July 1, 1997. All California state chartered depository institutions are now licensed and regulated after July 1, 1997 by the DFI, which includes banks, savings associations, credit unions, and banks. SPB, an industrial bank, is subject to the jurisdiction of the DFI as its state regulator. Certain administrative and most examination staff personnel transferred to the DFI from the California State Banking Department. Former California Department of Banking senior staff personnel, including persons in the office of general counsel and senior examination staff of the DFI, who are unfamiliar with the Industrial Banking Law will be interpreting the Industrial Banking Law.

  The 1996 California legislation that created the DFI also authorized the use of the word "bank" by industrial banks, such as SPB, in their names. Effective October 8, 1997, Southern Pacific Thrift and Loan changed its name to "Southern Pacific Bank." That legislation also granted the DFI jurisdiction over the issuance of securities by a thrift and loan company requiring application and permit unless otherwise exempt.

  On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("Funds Act") was enacted which, among other things, imposes on BIF-insured deposits a special premium assessment on domestic deposits at one-fifth the premium rate imposed on SAIF-insured deposits, which will be used to pay the interest on Financial Corporation ("FICO") bonds issued by the federal government as part of the savings association bailout provisions of the 1989 FIRREA legislation. In the year 2000, however, the Funds Act requires BIF-insured institutions to share in the payment of the FICO obligations on a pro rata basis with all savings institutions, with annual assessments expected to equal approximately
2.4 basis points until the year 2017, and to be completely phased out by 2019.

  In addition, on December 6, 1996, the FDIC determined to continue the current downward adjustment to the assessment rate schedule applicable to deposits of BIF institutions for the semi-annual assessment period beginning January 1, 1997. For such period, and for succeeding semi-annual periods, the BIF assessment rates will range from 0 to 27 basis points. In addition, in accordance with the Funds Act, the FDIC eliminated the minimum assessment amount for BIF-insured institutions. SPB's combined FDIC and FICO assessment rate for 1998 was approximately 4.2 cents per $100 of deposits. We cannot predict if, when and how frequently SPB's deposit insurance assessment rates will change or whether such changes will have a material effect on the bank.

 Safety and Soundness Guidelines

  In July 1995, certain federal bank regulatory agencies, including the FDIC, adopted Interagency Guidelines establishing standards for safety and soundness as required by the FDICIA. In accordance with these Guidelines, institutions are required to establish policies and procedures regarding the following:

    (1) internal controls and information

    (2) internal audit systems

    (3) loan documentation

    (4) credit underwriting

    (5) interest rate exposure

    (6) asset growth

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

  In October 1998, the federal bank regulatory agencies, including the FDIC, issued joint guidelines which establish Year 2000 standards for safety and soundness. The guidelines establish standards for management and boards of directors in developing and managing Year 2000 project plans, validating remediation efforts, and planning contingencies.

 Holding Company Regulations

  The Competitive Equality Banking Act of 1987 ("CEBA") subjected certain previously unregulated companies to regulation as bank holding companies by expanding the definition of the term "bank" in the BHCA. SPB remained exempt from the definition of "bank" under the BHCA, and therefore we are exempt from regulation as a bank holding company. SPB may cease to fall within those exceptions if it engages in certain operational practices, including accepting demand deposit accounts. SPB currently has no plans to engage in any operational practice that would cause it to fall outside of one or more of the exceptions to the term "bank" as defined by CEBA. Pursuant to CEBA, we are treated as if we are a bank holding company for the limited purposes of applying certain restrictions on loans to insiders, transactions with affiliates and anti-tying provisions.

 Limitations on Dividends

  Under the California Industrial Banking Law, an industrial bank may declare dividends on its capital stock only if it has at least $750,000 of unimpaired capital stock plus additional capital stock of $50,000 for each branch office. In addition, no distribution of dividends is permitted unless:

    (1) such distribution would not exceed an industrial bank's retained earnings;

    (2) any payment would not result in a violation of the approved minimum capital to thrift and loan certificate of deposit ratio; and/or

    (3) after giving effect to the distribution, both

      (a) the sum of an industrial bank's assets (net of goodwill, capitalized research and development expenses and deferred charges) would be not less than 125% of its liabilities (net of deferred taxes, deferred income and other deferred credits), and

      (b) current assets would be not less than current liabilities (except that if a thrift and loan's average earnings before taxes for the last two fiscal years had been less than average interest expense, current assets must be not less than 125% of current liabilities).

  Under California law, in order for capital (including surplus) of an institution to be included in calculating the leverage limitation described above, thrift institutions must amend their by-laws to restrict such capital from the payment of dividends.

  The amount of restricted capital maintained by an industrial bank also provides the basis for establishing the maximum amount that a thrift may lend to one borrower. As of December 31, 1998, 1997 and 1996, $150.0 million, $125.0 million and $80.5 million, respectively, of SPB's capital was so restricted.

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

  Pursuant to FDICIA, SPB is prohibited from paying dividends if the payment of such dividends would cause the institution to become "undercapitalized." These limitations on the payment of dividends may restrict our ability to utilize cash from SPB which may have been otherwise available to us for working capital.

 Limitations on Acquisitions of Voting Stock of the Company

  Any person who wishes to acquire 10% or more of the capital stock or capital of a California industrial bank or 10% or more of the voting capital stock or other securities giving control over management of its parent company must obtain the prior written approval of the DFI. Similarly, the federal Change in Bank Control Act of 1978 requires any person or company that obtains "control" of an insured depository institution to notify the appropriate Federal banking agency, which would be the FDIC in the case of SPB, 60 days prior to the proposed acquisition. If the FDIC has not issued a notice disapproving the proposed acquisition within that time period (including a possible 120 day extension), the person may retain its interest in such institution. For purposes of the statute, "control" is defined as the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of an insured depository institution. However, there is a rebuttable presumption that any person acquiring 10% or more of any class of voting securities of said institution is presumed to have "control." In such cases, such person must file an application for approval with the FDIC or rebut the presumption.

 Restrictions on Investments by Imperial Bank

  At December 31, 1998, Imperial Bank owned 8,941,106 shares. or 24.3% of our outstanding common stock. Imperial Bancorp ("Bancorp") is the owner of all of the outstanding capital stock of Imperial Bank.

  FDICIA restricts the ability of state chartered banks, such as Imperial Bank, to hold equity securities and required impermissible investments to be disposed of before December 19, 1996. Imperial Bank acquired its interest in our Company at its formation, which interest has been reduced by our sale of common stock to third parties, as well as through a sale of stock by Imperial Bank subsequent to our initial public offering.

  The Federal Reserve Board has advised Bancorp that it considers the retention by the Bank of its shares of ICII stock to be in violation of the BHCA. This position is apparently the consequence of the Federal Reserve Board's view that ICII is engaged in activities which are not determined by regulation to be a closely related activity and that Bancorp did not file or obtain a notice or approval to engage in such activities in accordance with Regulation Y.

  On March 29, 1999, Bancorp announced that it intends to engage an investment banker to dispose of its investment in our company. Because Imperial Bank owns less than 50% of our outstanding shares and we are operated as a company independent of Imperial Bank and Bancorp, we believe that, in the event of an insolvency, bankruptcy or receivership proceeding involving Imperial Bank or Bancorp, a court, exercising reasonable judgment after full consideration of all relevant factors, would not order the substantive consolidation of our assets and liabilities with either Imperial Bank or Bancorp.

Employees

  As of December 31, 1998, we had 657 employees on a full-time equivalent ("FTE") basis, as follows:

     Southern Pacific Bank.................................................. 345
     Imperial Business Credit...............................................  99
     Imperial Capital Group.................................................  93
     Imperial Credit Industries, Inc........................................  63
     Imperial Credit Worldwide..............................................  23
     Imperial Credit Commercial Asset Management Corp. .....................  20
     Statewide Documentation, Inc. .........................................  14
                                                                             ---
       Total................................................................ 657
                                                                             ===

  We believe that our relations with these employees are satisfactory. We are not a party to any collective bargaining agreement.

Our Preparation for the Year 2000

  The Year 2000 issue (commonly referred to as "Y2K") is the result of computer programs being written using two digits, rather than four digits, to define the applicable year. The Y2K issue, which is common to most corporations, concerns the inability of information and other systems, primarily (but not exclusively) computer software programs, to properly recognize and process date-sensitive information as the year 2000 approaches. This problem could produce miscalculations, generate erroneous data or even cause a computer system to fail.

  Our operations rely heavily upon computer systems for our daily operations, particularly including the accurate processing of financial records. Although we have undertaken measures to evaluate and test our information systems functions, we do not know if all of our vendors and borrowers will solve such issues in a successful and timely fashion. If our company, our vendors, or our borrowers do not solve such issues in a timely manner, the Y2K issue could have a material adverse impact on our businesses, financial condition, results of operations and cash flows.

  Bank regulatory agencies have issued additional guidance under which they are assessing Y2K readiness. In its May 1998 examination of SPB, the FDIC concluded that SPB's Y2K preparedness and contingency planning was in need of improvement and required SPB to sign a memorandum of understanding to address these deficiencies. See "Business Industrial Bank Operations Regulation." While SPB believes that these concerns have been addressed at this time, and SPB has received an interim satisfactory rating from the FDIC, the failure of a financial institution, such as SPB, to take appropriate action to address Y2K issues may result in enforcement actions. These actions could have a material adverse effect on SPB, result in the imposition of civil money penalties, result in the delay (or receipt of an unfavorable or critical evaluation of management of a financial institution in connection with a regulatory review) of applications seeking to acquire other entities or otherwise expand the institution's activities or in the case of serious and continuing deficiencies, result in SPB's being placed into conservatorship or receivership.

  SPB's, IBC's and FMC's credit risk associated with its borrowers may increase as a result of problems such borrowers may have resolving their own Y2K issues. Although it is not possible to evaluate the magnitude of any potential increased credit risk at this time, the impact of the Y2K issue on borrowers could result in increases in SPB's, IBC's, FMC's problem loans and leases and credit losses in future years.

  For additional information regarding the Y2K issue and the steps we are taking in response, see Item 7. Management's Discussion and Analysis and Results of Operations--Year 2000 Compliance.

ITEM 2. PROPERTIES

  Our executive offices occupy approximately 27,485 square feet of space in Torrance, California at a current monthly rental of approximately $38,500. SPB's executive offices occupy approximately 22,500 square feet of space in Los Angeles, California at a current monthly rental of $44,100.

  Our former administrative facilities occupy approximately 35,687 square feet of space in Santa Ana Heights, California. We lease these facilities pursuant to a ten-year lease, which commenced September 1, 1992. Since we moved to Torrance, these premises have been and will continue to be sublet.

  We currently lease offices in Beverly Hills, San Diego, Newport Beach and Irvine, California, as well as in Denver, Colorado; Tulsa, Oklahoma; New York, NY; and Boca Raton, Florida. SPB and its divisions operate in California through branches and loan production offices and in other states through loan production offices and representatives.

ITEM 3. LEGAL PROCEEDINGS

  Our company and one of our directors are defendants in Judy L. Resnick v. Imperial Credit Industries, Inc., et al originally filed on January 14, 1998, in Los Angeles Superior Court, which was ordered removed to arbitration. The complaint alleges conspiracies by the defendants to defraud, interfere with advantageous business relationships, defame, and breach the implied covenant of good faith and fair dealing arising out of Imperial Capital Group's acquisition of substantially all of the assets of Dabney/Resnick/Imperial.

  On March 27, 1998, the Los Angeles Superior Court ordered this case to binding arbitration before the National Association of Securities Dealers, Inc. ("NASD"). In June 1998, Resnick filed a Statement of Claim with the NASD, alleging causes of action for fraud, interference with advantageous business and contractual relationships, breach of the covenant of good faith and fair dealing, defamation and breach of fiduciary duty, all of which relate to Resnick's employment and compensation. Resnick is seeking damages in excess of $4.0 million. In July 1998, our company and the other defendants filed an answer and counterclaim seeking recovery from Resnick. A binding arbitration is currently scheduled to take place in April 1999.

  Following the October 1, 1998 filing for protection under Chapter 11 of the U.S. Bankruptcy Code by Southern Pacific Funding Corporation, lawsuits were filed in the U.S. District Courts for the District of Oregon, the Eastern District of New York, the Eastern District of Wisconsin, and the Central District of California setting forth purported class-action complaints relating to alleged violations of the Federal securities laws in connection with securities filings and public statements made by Southern Pacific Funding Corporation with respect to its business during various periods specified in the respective complaints that range from October 9, 1997 to October 1, 1998. The initial suits claimed to have been filed on behalf of shareholders, noteholders and bondholders of Southern Pacific Funding Corporation, and name, among the other defendants, our company and our chairman who also served as chairman of Southern Pacific Funding Corporation during the period referred to in the lawsuits. The lawsuits generally alleged, among other things, that the market prices of Southern Pacific Funding Corporation's securities were artificially inflated due to the failure to mark down the value of its residual securities, unduly positive statements in Southern Pacific Funding Corporation's filings with the Securities and Exchange Commission and in its press releases, failure to properly reflect increased levels of prepayments on Southern Pacific Funding Corporation loans and actual prepayment and default rates on its loans.

  On January 29, 1999, plaintiffs, after dismissing each of the above complaints, filed a consolidated complaint, In re Southern Pacific Funding Corporation Securities Litigation, Case No. CV98-1239-MA, in the U.S. District Court for the District of Oregon. The consolidated class action complaint alleges, on behalf of all plaintiffs that had previously filed actions against the defendants, that the defendants deceived the investing public regarding the business, financial condition and performance of Southern Pacific Funding Corporation, artificially inflated and maintained the market price of that company's notes and common stock and caused plaintiffs and members of the class to purchase the securities at artificially inflated prices. Plaintiffs allege that, to further the unlawful scheme, defendants issued or caused to be issued a series of false and misleading public statements which operated as a fraud and deceit upon the market for the securities. Defendants have moved to dismiss the complaint.

  Between November and December 1998, four alleged class action complaints were filed in the U.S. District Court for the Central District of California alleging a common course of conduct by defendants Imperial Credit Industries, Inc., and its officers H. Wayne Snavely, Kevin E. Villani and Paul B. Lasiter in violation of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and related Rule 10b-5 during the class period of January 29, 1998 to September 14, 1998. The actions allege that defendants made false and misleading statements and omitted to reveal the truth concerning the value of Imperial Credit Industries, Inc.'s investment in Southern Pacific Funding Corporation, resulting in an artificial inflation of Imperial Credit Industries, Inc.'s stock price. These alleged class actions are: Mortensen v. Snavely, et al, Case No. 98-8842DT; Prentice Securities v. ICII, et al, Case No. 98-C-1092; Steward v. Snavely, et al, Case No. 98-9856SWL; and Rosenstein, et al v. Snavely, et al, Case No. 98-9978WJR. Motions to consolidate all of these alleged class action lawsuits in the U.S. District Court for the Central District of California along with a motion to appoint lead counsel was granted on February 22, 1999.

  We are a defendant in Steadfast Insurance Company v. Auto Marketing Network, Inc. and Imperial Credit Industries, Inc., filed on August 12, 1997 in the Northern District of Illinois, Case No. 97-C-5696. The plaintiff is seeking damages in the amount of $27 million allegedly resulting from the fraudulent inducement to enter into, and the subsequent breach of a Motor Vehicle Collateral Enhancement insurance policy. In May 1998, we filed a counterclaim against the plaintiff for $54 million in damages based on the allegation that the underlying claim was filed in bad faith. In January 1999, the court entered a preliminary injunction which enjoins us from transferring assets of Auto Marketing Network, Inc., in amounts that would cause the total assets of Auto Marketing Network to be less than $20 million in value. The parties are presently engaged in pretrial discovery.

  We intend to vigorously defend all of the above lawsuits.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  Our common stock has been quoted in the over-the-counter market on the Nasdaq National Market under the symbol "ICII" since May 18, 1992. The following table sets forth the high and low closing sales prices for our common stock as reported by the Nasdaq National Market.

                                                                    High   Low
                                                                   ------ ------
     1998
       First Quarter.............................................. $27.38 $17.25
       Second Quarter............................................. $27.00 $18.88
       Third Quarter.............................................. $26.25 $ 5.75
       Fourth Quarter............................................. $11.63 $ 3.63
     1997
       First Quarter.............................................. $27.38 $20.13
       Second Quarter............................................. $21.00 $13.44
       Third Quarter.............................................. $26.88 $18.06
       Fourth Quarter............................................. $28.50 $17.63

  At March 25, 1999, the closing sales price of our common stock as reported by the Nasdaq National Market was $8.84. At March 25, 1999, there were approximately 1,000 shareholders of record.

  We have not paid cash dividends on our common stock and we do not anticipate paying cash dividends on our common stock in the foreseeable future. We presently intend to retain earnings for use in our operations and the expansion of our business. The indentures for our 9 7/8% Senior Notes and our Resettable Rate Debentures restrict our payment of cash dividends. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources. SPB is subject to certain regulatory restrictions on the payment of dividends. See Item 1. Business-- Industrial Bank Operations--Limitations on Dividends.

  Share Repurchase Programs. In the fourth quarter of 1997, our board of directors authorized the repurchase of up to 1.9 million shares, or approximately 5%, of our outstanding shares of common stock. During 1998, we repurchased and retired 1.9 million shares of common stock under this program at an average price of $10.62 per share.

  In the third quarter of 1998, our board of directors authorized an additional share repurchase program to buy back up to 3.7 million shares, or approximately 10%, of our outstanding shares of common stock. As of December 31, 1998, we had repurchased and retired 570,878 shares of common stock under this program at an average price of $6.72 per share. All of our repurchases effected pursuant to our stock repurchase programs were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934.

  Preferred Share Purchase Rights. On October 12, 1998, we distributed preferred share purchase rights as a dividend to our shareholders of record at the rate of one right for each outstanding share of our common stock. The rights are attached to our common stock and will only be exercisable and trade separately if a person or group acquires or announces the intent to acquire 15% or more of our common stock (25% or more for any person or group currently holding 15% or more of our common stock). Each right will entitle shareholders to buy one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $40. If our company is acquired in a merger or other transaction after a person has acquired 15 percent or more of our outstanding common stock (25% or more for any person or group currently holding 15% or more of our common stock), each right will entitle the shareholder to purchase, at the right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price. The acquiring person would not be entitled to exercise these rights. In addition, if a person or group acquires 15% or more of our company's common stock, each right will entitle the shareholder (other than the acquiring person) to purchase , at the right's then-current exercise price, a number of shares of our company's common stock having a market value of twice such price. Following the acquisition by a person of 15% or more of our common stock and before an acquisition of 50% or more of our common stock, our board of directors may exchange the rights (other than the rights owned by such person) at an exchange ratio of one share of common stock per right. Before a person or group acquires beneficial ownership of 15% (or 25% as applicable) or more of our common stock, the rights are redeemable for $.0001 per right at the option of our board of directors. The rights will expire on October 2, 2008 unless redeemed prior to that date. Our board is also authorized to reduce the ownership thresholds referred to above to not less than 10%. The rights are intended to enable all of our shareholders to realize the long-term value of their investment in our company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  The following schedules set forth selected consolidated financial data as of or for each of the years in the five-year period ended December 31, 1998. Such selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                           Years Ended December 31,
                                 -----------------------------------------------
                                   1998       1997      1996     1995     1994
                                 ---------  --------  -------- --------  -------
                                    (In thousands, except per share data)
Income Statement Data:
Revenues:
 Interest on loans and
  leases.......................  $ 200,827  $176,146  $188,242 $120,244  $79,173
 Interest on investments.......     28,965    24,776    10,807    6,630    3,610
 Interest on other finance
  activities...................      6,048     2,678     8,422    2,608      --
                                 ---------  --------  -------- --------  -------
   Total interest income.......    235,840   203,600   207,471  129,482   82,783
 Interest expense..............    123,106   118,213   135,036   95,728   61,674
                                 ---------  --------  -------- --------  -------
   Net interest income.........    112,734    85,387    72,435   33,754   21,109
 Provision for loan and lease
  losses.......................     15,450    20,975     9,773    5,450    5,150
                                 ---------  --------  -------- --------  -------
   Net interest income after
    provision for loan and
    lease losses...............     97,284    64,412    62,662   28,304   15,959
 Gain on sale of loans and
  leases.......................     14,888    69,737    88,156   39,557    8,628
 Loan servicing income.........     11,983     9,474     1,680   12,718   16,332
 Investment banking and
  brokerage fees...............     18,463     7,702       --       --       --
 Asset management fees.........      7,591     5,810     3,347      --       --
 Gain on termination of REIT
  advisory agreement...........        --     19,046       --       --       --
 (Loss) gain on sale of
  securities...................       (592)  112,185    82,690      --       --
 Loss on impairment of
  securities...................   (120,138)      --        --       --       --
 Mark to market on securities
  and loans held for sale......    (42,388)     (341)      --       --       --
 Gain on sale of servicing
  rights.......................        --        --      7,591    3,578   30,837
 Equity in net income of
  SPFC.........................     12,739    25,869       --       --       --
 Equity in net income (loss)
  of FMC.......................      3,235    (3,050)      --       --       --
 Other income..................     13,118     4,060    10,807    1,152    1,048
                                 ---------  --------  -------- --------  -------
   Total other income..........    (81,101)  250,492   194,271   57,005   56,845
                                 ---------  --------  -------- --------  -------
   Total revenues..............     16,183   314,904   256,933   85,309   72,804
Expenses:
 Personnel expense.............     61,636    51,609    48,355   34,053   33,477
 Other expenses................     59,200    63,252    50,694   27,127   28,037
                                 ---------  --------  -------- --------  -------
   Total expenses..............    120,836   114,861    99,049   61,180   61,514
                                 ---------  --------  -------- --------  -------
   (Loss) income from
    continuing operations
    before income taxes,
    minority interest and
    extraordinary item.........   (104,653)  200,043   157,884   24,129   11,290
Income taxes...................    (44,064)   74,267    69,874   10,144    4,685
Minority interest in (loss)
 income of consolidated
 subsidiaries..................     (1,464)   10,513    12,026     (208)     --
                                 ---------  --------  -------- --------  -------
 (Loss) income from continuing
  operations before
  extraordinary item...........    (59,125)  115,263    75,984   14,193    6,605
Loss from discontinued
 operations of AMN, net of
 income taxes..................     (3,232)  (25,347)      --       --       --
Loss on disposal of AMN, net of
 income taxes..................    (11,276)      --        --       --       --
                                 ---------  --------  -------- --------  -------
 (Loss) income before
  extraordinary item...........    (73,633)   89,916    75,984   14,193    6,605
Extraordinary item-Loss on
 early extinguishment of debt,
 net of income taxes...........        --     (3,995)      --       --       --
Extraordinary item-Repurchase
 of Senior Notes, net of income
 taxes.........................        --        --        --       --       919
                                 ---------  --------  -------- --------  -------
 Net (loss) income.............  $ (73,633) $ 85,921  $ 75,984 $ 14,193  $ 7,524
                                 =========  ========  ======== ========  =======
 Comprehensive (loss) income...  $ (76,745) $ 82,837  $ 77,783 $ 15,992  $10,735
                                 =========  ========  ======== ========  =======
Basic income per share(1):
 (Loss) income from continuing
  operations...................  $   (1.55) $   2.99  $   2.11 $   0.45  $  0.21
 Loss from discontinued
  operations, net of income
  taxes........................      (0.08)    (0.66)      --       --       --
 Loss on disposal of AMN, net
  of income taxes..............      (0.30)      --        --       --       --
 Extraordinary item-Loss on
  early extinguishment of
  debt, net of income Taxes....        --      (0.10)      --       --       --
 Extraordinary item-Repurchase
  of Senior Notes, net of
  income taxes.................        --        --        --       --      0.03
                                 ---------  --------  -------- --------  -------
   Net (loss) income per common
    share......................  $   (1.93) $   2.23  $   2.11 $   0.45  $  0.24
                                 =========  ========  ======== ========  =======
Diluted income per share(1):
 (Loss) income from continuing
  operations...................  $   (1.55) $   2.82  $   1.95 $   0.40  $  0.19
 Loss from discontinued
  operations, net of income
  taxes........................      (0.08)    (0.62)      --       --       --
 Loss on disposal of AMN, net
  of income taxes..............      (0.30)      --        --       --       --
 Extraordinary item-Loss on
  early extinguishment of
  debt, net of income Taxes....        --      (0.10)      --       --       --
 Extraordinary item-Repurchase
  of Senior Notes, net of
  income taxes.................        --        --        --       --      0.03
                                 ---------  --------  -------- --------  -------
   Net (loss) income per common
    share......................  $   (1.93) $   2.10  $   1.95 $   0.40  $  0.22
                                 =========  ========  ======== ========  =======
 Weighted average diluted
  shares outstanding...........     38,228    40,855    38,975   35,122   33,582

                                 At or for the Year Ended December 31,
                          -------------------------------------------------------
                            1998       1997       1996        1995        1994
                          ---------  ---------  ---------  -----------  ---------
                                        (Dollars in thousands)
Cash Flow Data:
 Net cash (used in)
  provided by operating
  activities............  $ (37,135) $  18,563  $ (31,135) $(1,173,703) $ 961,579
 Net cash (used in)
  provided by investing
  activities............   (174,982)  (320,627)   244,177      140,961   (796,638)
 Net cash provided by
  (used in) financing
  activities............    464,510    273,196   (177,961)   1,047,004   (177,314)
                          ---------  ---------  ---------  -----------  ---------
   Net increase
    (decrease) in cash..  $ 252,393  $ (28,868) $  35,081  $    14,262  $ (12,373)
                          =========  =========  =========  ===========  =========
Operating and Financial
 Data(2):
                                         (Dollars in millions)
 Loans and leases
  originated:
   ICII.................  $     --   $     --   $     310  $     1,816  $   4,260
   ICW..................         33          1        --           --         --
   SPB..................        513        398        531          724         NA(3)
   SPFC.................        --         --         790          288        190
   FMC..................        --         511        450          164        --
   IBC..................        114        151         87           36        --
                          ---------  ---------  ---------  -----------  ---------
     Total..............  $     660  $   1,061  $   2,168  $     3,028  $   4,450
                          =========  =========  =========  ===========  =========
 Loans and leases
  securitized:
   ICII.................  $     --   $     --   $     --   $       177  $     --
   SPB..................        --         203        277          511         46
   SPFC.................        --         --         657          165        --
   FMC..................        --         344        325          105        --
   IBC..................        119        214         87           85        --
                          ---------  ---------  ---------  -----------  ---------
     Total..............  $     119  $     761  $   1,346  $     1,043  $      46
                          =========  =========  =========  ===========  =========
 Outstanding balance of
  loans and leases
  securitized
  (at end of
  period)(4)............  $     834  $   1,277  $   2,118  $     1,047  $      45
Selected Ratios:
 Ratio of indebtedness
  to total
  capitalization (at
  end of period)(5).....       55.4%      47.2%      40.5%        46.1%      51.4%
 Average equity to
  average assets........      12.81      11.30       7.27         4.72       4.86
 Return on average
  common equity.........     (25.16)     34.95      45.55        17.59      10.57
 Return on average
  assets................      (3.22)      3.95       3.31         0.82       0.51
SPB Regulatory Capital
 Ratios (at end of
 period):
 California leverage
  limitation(6).........      10.45%     13.20%     13.50%       11.58%     11.50%
 Risk-based--Tier 1.....       8.42       8.75       9.71        11.72      14.21
 Risk-based--Total......      11.12      12.25      10.87        13.18      15.13
 FDIC Leverage Ratio....       8.62       8.30       9.35         8.04       8.08
Asset Quality Ratios (at
 end of period):
 Nonperforming assets
  as a percentage of
  total assets..........       2.06%      4.31%      2.64%        1.55%      1.16%
 Allowance for loan and
  lease losses as a
  percentage of non-
  performing loans......      65.11      53.87      38.94        44.30      53.83
 Net charge-offs as a
  percentage of average
  total loans and
  leases
  held for
  investment(7).........       1.92       2.72       0.94         0.36       0.23

                                             At December 31,
                          ------------------------------------------------------
                             1998       1997       1996       1995       1994
                          ---------- ---------- ---------- ---------- ----------
                                              (In thousands)
Balance Sheet Data:
 Cash...................  $  297,772 $   45,379 $   74,247 $   39,166 $   24,904
 Interest-bearing
  deposits..............       1,415    103,738      3,369    267,776     10,600
 Securities.............     235,423    227,468     84,296      5,963     18,817
 Loans and leases held
  for sale..............     323,699    153,469    940,096  1,341,810    263,807
 Loans and leases held
  for investment, net...   1,320,095  1,252,487  1,068,599    668,771  1,029,556
 Retained interests in
  loan and lease
  securitizations.......      27,011     22,895    159,707     58,272      4,558
 Total assets...........   2,417,183  2,094,389  2,470,639  2,510,635  1,420,409
 Deposits...............   1,711,328  1,156,022  1,069,184  1,092,989    934,621
 Borrowings from FHLB...      20,000     45,000    140,500    190,000    295,000
 Remarketed par
  securities............      70,000     70,000        --         --         --
 Other borrowings.......     102,270    144,841    694,352    992,810        --
 Senior and convertible
  subordinated notes....     219,858    219,813    163,209     80,472     80,344
 Total liabilities......   2,183,662  1,770,456  2,231,131  2,416,533  1,344,536
 Shareholders' equity...  $  233,521 $  323,933 $  239,508 $   94,102 $   75,873

--------
(1) Income per share and weighted average shares outstanding reflect 1-for-10, 1-for-10 and 1-for-19 stock dividends paid in 1996, respectively, a 3-for-2 stock split effected in 1995 and a 2-for-1 stock split effected in 1996. All per share amounts reflect the adoption of SFAS No. 128.

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

(7) Excluding charge-offs at AMN, the ratio of charge-offs to average loans held for investment was 0.59% in 1998 and 1.16% in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

 Organization

  Imperial Credit Industries, Inc, was incorporated in 1986 in the State of California. We had consolidated assets of $2.4 billion as of December 31, 1998. We are a diversified commercial lending, financial services and investment holding company, organized in 1986. Our headquarters are located in Torrance, California. Our principal business activities are primarily conducted through our wholly and majority owned subsidiaries including; Southern Pacific Bank ("SPB"), Imperial Business Credit Inc. ("IBC"), Imperial Credit Commercial Asset Management Corporation ("ICCAMC"), Imperial Credit Asset Management, Inc. ("ICAM") and Imperial Capital Group, LLC ("ICG").

  Our core businesses originate loans and leases funded primarily by FDIC insured deposits. Our business strategy currently emphasizes:

  . holding the majority of the loans and leases that we originate for investment, except for multifamily and commercial real estate loans originated by SPB and leases originated by Imperial Business Credit for sale,

  . investing in and managing businesses in high margin niche segments of the financial services industry,

  . maintaining conservative, disciplined underwriting and credit risk management,

  .  originating loans and leases on a wholesale basis, where possible,

  .  managing and advising commercial investment companies,

  . providing investment banking and broker/dealer services to middle market companies and private individuals, and

  . maintaining business and financial flexibility to take advantage of changing market conditions with respect to specific financial services businesses.

  We diversified our business lines to include investment products and asset management services by focusing on the creation or acquisition of additional businesses in the financial services industry in order to reduce our sole dependency on residential and commercial mortgage lending. We now operate as a diversified commercial lending, financial services and investment holding company providing financial services products in the following sectors: business lending, asset management services and investment banking and brokerage services.

  See Item 1. Business for more information about our primary businesses.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

 General Consolidated Results and Business Line Introduction

  We reported a consolidated net loss for the year ended December 31, 1998 of $73.6 million or $1.93 diluted loss per share. For the year ended December 31, 1997, we reported net income of $85.9 million or $2.10 diluted income per share. We reported a basic consolidated loss per share for the year ended December 31, 1998 of $1.93. For the year ended December 31, 1997 we reported basic net income per share of $2.23. Our consolidated net income for the year ended December 31, 1997, included an extraordinary item "Loss on early extinguishment of debt, net of income taxes," of $4.0 million, or $0.10 in basic and diluted loss per common share.

  The $298.7 million decrease in our revenues and the $159.6 million decrease in our net income was due primarily to non-recurring non-cash impairment and mark-to-market charges of $162.5 million that we incurred as a result of the financial and liquidity crisis in the capital markets during the third quarter of 1998.

Comparatively, we recorded large gains on sales of stock in SPFC, FMC and IMH, along with a large gain on the termination of our advisory agreement with IMH which aggregated $131.2 million in 1997. The lack of such gains coupled with the impairment and mark-to-market charges we recognized in 1998 were the primary drivers for the significant difference in our operating results over the two year period. Our net interest income increased by $27.3 million to $112.7 million in 1998 as compared to $85.4 million in 1997. The increase in net interest income was primarily due to increased average balances of outstanding loans from our higher yielding commercial loan portfolios in 1998 as compared to 1997. We fund the vast majority of the loans we originate with the Federal Deposit Insurance Corporation ("FDIC") insured deposits of SPB. The weighted average cost of SPB's deposits was 5.57% at December 31, 1998 as compared to 5.79% at December 31, 1997.

  Our total expenses increased by $5.9 million to $120.8 million in 1998 as compared to $114.9 million in 1997. Our personnel expense increased by $10.0 million, our occupancy expense increased by $1.4 million, and our professional services, telephone and other communications, and general and administrative expenses increased by $7.7 million in 1998 as compared to 1997. The primary reason for these increases was the inclusion of Imperial Capital Group's ("ICG") and PrinCap Mortgage Warehouse, Inc.'s ("PrinCap") operations, which were formed or acquired in the fourth quarter of 1997, for the entire year of 1998. Our total expenses also increased at Coast Business Credit ("CBC") as a result of their continuing national expansion over the course of 1998. Partially offsetting these increases were decreases in our amortization of servicing rights of $1.6 million, and our real estate owned expenses of $7.4 million.

  To summarize our results for 1998, the decrease in our net income in 1998 from 1997 was attributable to several factors. These factors included:

  .  Impairment losses on equity securities;

  . Negative mark-to-market adjustments on our loans and securities held for sale;

  .  Reduced revenues from the sale of our loans and leases;

  .  No gains from the sales of equity securities;

  .  No gain on the termination of advisory agreements;

  .  Reduced revenues from our equity investments;

  .  Increased overall levels of expenses.

  These factors were partially offset by the following positive items:

  .  Increasing net interest income and an improved net interest margin;

  .  Increasing investment banking and brokerage fees;

  .  Increasing asset management fees.

  We manage our business by looking at the results of operations from each one of our business units. Each of the factors listed above have affected at least one of our different business units. Our core business units include:

  .  Coast Business Credit--an asset-based lending business;

  .  PrinCap--a residential loan warehouse line business;

  . Income Property Lending--a multifamily and commercial mortgage banking business;

  .  Imperial Business Credit--a small ticket equipment leasing business;

  . Loan Participation and Investment Group--a division of SPB investing in nationally syndicated bank loans;

  .  Imperial Capital Group--an investment banking and brokerage business;

  . Asset Management Activities--Real Estate Investment Trust ("REIT") and investment fund management business;

  . Other Core Operations--Our holding company investments and support functions, and the administrative and servicing operations of Southern Pacific Bank.

  We also operated some other businesses in 1998 and 1997 that we consider our "non-core" businesses. These are businesses that we have made the decision to de-emphasize during 1998 and 1999. We group these businesses into the following categories:

  . Equity investments--Franchise mortgage lending, sub prime residential mortgage banking business;

  . De-emphasized/Discontinued/Exited Businesses--Consumer lending, auto lending, and foreign mortgage lending businesses.

  Our exit from these non-core businesses will allow our management to focus on our core business lines that have proven to be our most profitable businesses. Following is a summary of these businesses' results of operations in 1998 as compared to 1997.

 Coast Business Credit

  CBC had total net revenues of $42.9 million, total expenses of $21.2 million, and net income of $12.4 million in 1998. CBC had total net revenues of $30.0 million, total expenses of $15.3 million and net income of $9.0 million in 1997.

  CBC was able to increase both its net revenues and net income by substantially increasing the amount of loans it made and increasing its average outstanding loan balance. CBC's average loans outstanding for 1998 were $592.6 million, and its loans outstanding at year end were $633.3 million. CBC's average loans outstanding for 1997 were $406.1 million, and its loans outstanding at year end were $484.8 million. CBC has been able to increase its average loans outstanding as a result of geographic expansion across the United States, and by offering its customers extended loan commitment periods. As a result of the $186.5 million increase in CBC's average loans outstanding, CBC's net interest income has increased $12.8 million to $42.6 million in 1998 from $29.8 million in 1997. Our average yield on CBC's loans decreased to 13.09% in 1998 from 13.88% in 1997. The decrease in CBC's yield resulted from downward movements in the prime rate during the 3rd & 4th quarters of 1998. All of CBC's loans were funded with the FDIC insured deposits of SPB.

  CBC recorded loan loss provisions of $3.5 million in 1998 and $4.9 million in 1997. At December 31, 1998 CBC had non-accrual loans totaling $1.1 million, or 0.18% of its outstanding loans. At December 31, 1997 CBC had non-accrual totaling $1.0 million.

  CBC also earned other income in the form of loan, prepayment, and audit fees charged to its customers. CBC earned other income totaling $3.8 million in 1998 as compared $5.2 million in 1997. In 1997, one of CBC's larger credits prepaid, resulting in a prepayment fee of $2.5 million on one single credit. In 1998, while CBC did receive prepayment fees, there were no prepayments of similar large credit accounts.

  CBC's total expenses increased by approximately $6.0 million in 1998 as compared to 1997. During 1998, CBC's personnel expense increased by $3.5 million to $13.3 million, and general and administrative expenses increased by $600,000 to $2.9 million as compared to 1997. These increases were primarily the result of CBC's geographic expansion into several major metropolitan areas of the United States throughout 1998.

 PrinCap Mortgage Warehouse, Inc.

  PrinCap had total net revenues of $8.5 million, total expenses of $3.0 million, and net income of $3.2 million in 1998. PrinCap had total net revenues of $1.6 million, total expenses of $738,000, and net income of $515,000 in 1997. We acquired the assets of PrinCap in October of 1997.

  PrinCap was also able to increase both its net revenues and net income by substantially increasing the amount of loans it made and increasing its average outstanding loan balance. PrinCap's average loans outstanding for 1998 were $164.3 million, and its loans outstanding at year end were $181.0 million. PrinCap's loans outstanding at year end 1997 were $122.5 million. The average balance of PrinCap's loans from the date of our acquisition through December 31, 1997 was $118.0 million. As a result of the increase in loans outstanding and a full year of operations with our company, PrinCap's net interest income increased $5.5 million to $6.9 million in 1998 from $1.4 million in 1997. We earned an average yield on PrinCap's loans of 9.94% in 1998 and 10.27% in 1997, and all of PrinCap's loans were funded with the FDIC insured deposits of SPB. The decrease in Princap's yield reflects downward movement in the prime rate during the 3rd & 4th quarters of 1998.

  PrinCap recorded loan loss provisions of $704,000 in 1998 and $435,000 in 1997. Since our acquisition, PrinCap has not charged off any loans. At December 31, 1998 PrinCap had non-accrual loans totaling $4.1 million, or 2.29% of its outstanding loans. At December 31, 1997 PrinCap had no non-accrual loans.

  PrinCap also earned other income in the form of loan and audit fees charged to its customers of $2.3 million in 1998 and $588,000 in 1997.

  PrinCap's total expenses increased primarily as a result of our owning PrinCap for all of 1998 as compared to three months in 1997. PrinCap's total expenses of $3.0 million in 1998 were largely made up of $1.3 million in personnel expense, $453,000 in amortization of goodwill, and $723,000 in general and administrative expenses.

 Income Property Lending

  Income Property Lending ("IPL") had total net revenues of $17.5 million, total expenses of $11.7 million, and net income of $3.3 million in 1998. IPL had total net revenues of $41.2 million, total expenses of $7.4 million, and net income of $20.6 million in 1997.

  IPL's total net revenues decreased significantly in 1998 as compared to 1997. In early and mid 1998, several of IPL's competitors lowered the interest rates charged to their borrowers for their loans. In order to remain competitive, we also lowered the interest rates that IPL charged to its borrowers. IPL originated $366.1 million of loans in 1998 and $295.9 million of loans in 1997. Even though IPL was able to originate more loans in 1998 than in 1997, the lower average interest rate on the loans originated in 1998 as compared to 1997 decreased the value of IPL's loan portfolio. IPL sold $288.5 million of its loans in 1998 generating cash gain on sale of $8.8 million, or 3.05% of the principal balance of loans sold. IPL sold for cash and securitized $399.9 million of its loans in 1997 generating gain on sale of $25.3 million, or 6.33% of the principal balance of loans sold. IPL's net interest income for 1998 also decreased $4.0 million to $6.7 million due to the lower average rate charged to IPL's borrowers, and due to a lower average balance of loans outstanding. IPL's average loans outstanding for 1998 were $96.4 million, and its loans outstanding at year end were $145.5 million. IPL's average loans outstanding for 1997 were $144.2 million, and its loans outstanding at year end were $59.4 million. All of IPL's loans were funded with the FDIC insured deposits of SPB.

  IPL recorded net recoveries of $345,000 in 1998 and $1.9 million in 1997. IPL had no net charge-offs in 1998 or 1997. At December 31, 1998 IPL had non-accrual loans totaling $992,000, or 0.69% of its outstanding loans. At December 31, 1997 IPL had non-accrual loans totaling $1.6 million, or 2.70% of its outstanding loans

  IPL also earned other income from servicing loans that it sold to other companies and charged various fees to its borrowers. IPL earned total other revenues of $1.6 million in 1998 and $3.3 million in 1997. These amounts include all servicing fees on loans serviced for others. The decrease was primarily due to increased competition in 1998, which required IPL to reduce the amount of fees charged to its borrowers.

  IPL's total expenses increased by $4.3 million in 1998. IPL's personnel costs increased by $2.6 million in 1998 for a total of $6.9 million. IPL's general and administrative costs increased by $832,000 for a total of $2.5 million. These expenses increased primarily as a result of increased activity in IPL's loan origination and servicing operations related to the continued expansion of IPL's business.

 Imperial Business Credit

  Imperial Business Credit ("IBC") had total net revenues of $9.6 million, total expenses of $11.3 million, and a net loss of $1.0 million in 1998. IBC had total net revenues of $18.3 million, total expenses of $11.6 million, and net income of $4.1 million in 1997.

  IBC's total net revenues decreased significantly in 1998 as compared to 1997. In early and mid 1998, several of IBC's competitors lowered the interest rates charged to their borrowers for their leases, increasing the demand for their leases in comparison to IBC's lease products. We made the decision not to significantly lower the rates we were charging borrowers for the leases originated by IBC. This had the effect of lowering IBC's total lease originations and increasing the average cost of each lease originated by IBC in 1998 as compared to 1997. The average rate charged to IBC's borrowers was 13.6% in 1998 and 14.6% in 1997. IBC originated $114.3 million of leases in 1998 and $151.4 million of leases in 1997. Even though IBC was able to substantially maintain the rate it charged its lease customers in 1998 as compared to 1997, the increased cost per lease originated by IBC resulted in significantly decreased profit margins for IBC. IBC securitized $118.7 million of its loans in 1998 generating gain on sale revenue of $4.1 million, or 3.4% of the principal balance of leases securitized. IBC securitized $213.6 million of its leases in 1997 generating gain on sale revenue of $7.9 million, or 3.7% of the principal balance of leases securitized. In late 1998, several of IBC's competitors increased the rates they charged their borrowers. As a result, the demand for leases from IBC's competitors decreased and IBC was able to originate an increased number of leases in a less competitive environment.

  IBC's net interest income also decreased in 1998 as compared to 1997 primarily due to a lower average outstanding balance of leases. IBC's average leases outstanding for 1998 were $11.3 million, and its leases outstanding at year end were $7.4 million. IBC's average leases outstanding for 1997 were $46.7 million, and its leases outstanding at year end were $16.6 million. We earned an average yield on IBC's leases of 13.6% in 1998 and 14.6% in 1997. All of IBC's leases are initially funded with a warehouse line of credit, and then permanently funded through a securitization facility. Primarily as a result of the significant decrease in the average balance of IBC's leases outstanding in 1998 as compared to 1997, IBC's net interest income decreased $2.0 million to $3.6 million in 1998 from $5.6 million in 1997.

  IBC also earned other income from servicing leases delivered into its securitization facility, and incurred mark-to-market charges related to its retained interests and securities from its securitizations. IBC earned total net other income of $3.3 million in 1998 and $5.9 million in 1997. The decrease in other revenue results primarily from mark-to-market charges on IBC's retained interests and securities from its lease securitizations of $2.3 million in 1998.

  IBC's total expenses remained relatively constant in 1998 as compared to 1997. The major components of IBC's expenses in 1998 were personnel expense of $5.6 million, professional services of $1.2 million, and general and administrative expenses of $2.6 million. The major components of IBC's expenses in 1997 were personnel expense of $6.3 million, professional services of $697,000, and general and administrative expenses of $2.4 million.

  IBC recorded a loan loss provision of $1.3 million in 1998 and $1.1 million in 1997. IBC had net recoveries of $239,000 in 1998 and net charge-offs of $3.9 million in 1997. At December 31, 1998 IBC had non-accrual leases totaling $669,000 or 9.0% of its outstanding loans. At December 31, 1997 IBC had non-accrual leases totaling $981,000 or 5.9% of its outstanding leases.

 Loan Participation and Investment Group

  The Loan Participation and Investment Group ("LPIG") had total net revenues of $8.9 million, total expenses of $2.3 million, and net income of $3.8 million in 1998. LPIG had total net revenues of $6.5 million, total expenses of $2.2 million, and net income of $2.6 million in 1997.

  LPIG was also able to increase both its net revenues and net income by increasing the amount of participations it invested in and increasing its average outstanding loan balance, while maintaining its expense levels.

  LPIG's average loans outstanding for 1998 were $240.1 million, and its loans outstanding at year end were $222.1 million. LPIG's average loans outstanding for 1997 were $187.7 million, and its loans outstanding at year end were $196.4 million. We earned an average yield on LPIG's loans of 8.21% in 1998 and 8.72% in 1997, and all of LPIG's loans were funded with the FDIC insured deposits of SPB. As a result of the $52.4 million increase in LPIG's average loans outstanding, LPIG's net interest income has increased $1.2 million to $8.3 million in 1998 from $7.1 million in 1997.

  LPIG recorded a loan loss recovery of $391,000 in 1998 and a loan loss provision of $564,000 in 1997. LPIG has never had a loan charge-off. At both December 31, 1998 and December 31, 1997, LPIG had no non-accrual loans.

  LPIG also earned other income, primarily in the form of loan fees. In 1998, LPIG earned other income totaling $156,000. In 1997, LPIG earned no other income.

  The total expenses of LPIG were relatively unchanged in 1998 as compared to 1997. The major components of LPIG's expenses in 1998 were personnel expense of $1.1 million, professional services of $225,000 and general and administrative expense of $694,000.

  We have made the decision to let LPIG's existing balance of loans run-off over the next few quarters. While LPIG has earned a reasonable risk-adjusted return in 1998 and 1997, we believe that the capital that is currently being deployed at SPB to support LPIG's business could be more profitably used in CBC's, PrinCap's, and IPL's businesses. As such, we anticipate that the current outstanding balance of LPIG's loans will decrease over time as this on-balance sheet portfolio runs-off. We do expect to expand our investments in LPIG type loan products through off-balance sheet financing instruments such as total rate of return swaps or collateralized loan obligation funds.

 Imperial Capital Group

  ICG, formed in December 1997, had total net revenues of $18.4 million, total expenses of $22.3 million, and a net loss of $1.4 million in 1998. ICG had total net revenues of $8.5 million, total expenses of $6.1 million, and net income of $878,000 in 1997. We formed ICG in the fourth quarter of 1997. ICG's business includes a registered broker/dealer and an asset manager that offer individual and corporate investors a wide range of financial products and services.

  ICG's revenues declined in 1998 as compared to 1997 since ICG raised less money for their customers through corporate finance transactions. ICG's investment banking and brokerage fees were $18.5 million for 1998 as compared to $7.7 million for 1997. ICG raised $190.0 million for its corporate clients in 1998 and $323.0 million in 1997 through private placement debt and equity offerings.

  ICG's total expenses increased by $16.2 million in 1998 as compared to 1997, as we operated ICG for the entire year of 1998, and only one quarter in 1997. The major components of ICG's expenses in 1998 were personnel expense of $13.7 million, occupancy expense of $756,000, telephone and other communications expense of $1.2 million, and general and administrative expense of $5.3 million.

 Asset Management Activities

  Our Asset Management Activities ("AMA") had total net revenues of $7.0 million, total expenses of $3.8 million, and net income of $1.8 million in 1998. AMA had total net revenues of $25.0 million, total expenses of $8.7 million, and net income of $9.9 million in 1997.

  Our AMA revenues decreased significantly in 1998 as compared to 1997 primarily due to the large revenues we generated from the termination of our management agreement with IMH in 1997. Excluding the gain we recognized from the Termination Agreement (discussed below), our net AMA revenues increased by $1.0 million in 1998 as compared to 1997. Our AMA revenues increased primarily due to growth in our assets under management. Currently we manage three different classes of assets for others. These classes include a commercial mortgage and equity REIT, a collateralized loan obligation fund, and leveraged bank debt hedge funds. Our total assets under management were $1.5 billion at December 31, 1998 and $495.1 million at December 31, 1997.

  Our total expenses from our AMA decreased by $4.8 million in 1998 as compared to 1997. Excluding expenses incurred in 1997 in connection with the Termination Agreement (discussed below) of $6.0 million, our AMA expenses increased by $1.2 million. This increase was primarily due to increased personnel expenses from additional employees conducting our AMA business.

  In 1997, we recognized a nonrecurring gain on the termination of a REIT advisory agreement of $19.0 million. In 1995, we entered into a management agreement with Impac Mortgage Holdings, Inc. ("IMH"), in which we agreed to advise IMH on its day-to-day operations, a service for which we were paid a management fee. In 1997, we negotiated the termination with IMH of the management agreement (the "Termination Agreement"). Under the Termination Agreement, we received 2,009,310 shares of IMH common stock and certain securitization-related assets, and we agreed to cancel a $29.1 million note receivable that we had from ICI Funding Corporation ("ICIFC"), which is now known as Impac Funding Corporation, the loan origination unit of IMH. We recorded the IMH common stock on our books at its fair value of approximately $35.0 million, and the securitization-related assets on our books at their fair values of approximately $13.1 million, for a total value of $48.1 million. This amount ($48.1 million), when netted with the $29.1 million cancellation of our ICIFC note receivable resulted in a net gain to us from the Termination Agreement of approximately $19.0 million.

 Other Core Operations

  Our Other Core Operations ("OCO") had negative net revenues of $39.5 million, total expenses of $18.3 million, and a net loss of $33.1 million in 1998. OCO had total net revenues of $6.9 million, total expenses of $26.7 million, and net loss of $16.0 million in 1997.

  Our OCO include those areas of business we conduct at our holding company and support operations. Such areas include interest and dividend income from parent company loans and equity investments, loan servicing income, interest expense on our long-term debt, mark-to-market charges on the securities we invested in at our holding company, and the costs of our support functions. We provided support to our subsidiaries through executive management's oversight and advice, accounting and legal services, merger and acquisitions advice, human resources administration, office services, and management information systems support.

  OCO earned interest and dividend income of $30.1 million in 1998 and $28.9 million in 1997. OCO incurred interest expense of $30.4 million in 1998 and $25.6 million in 1997. The increase in OCO's interest expense was primarily attributable to increased borrowing costs associated with the Company's $70.0 million of Remarketed Par Securities issued during 1997.

  In 1998, OCO recognized impairment charges on our equity investments in Impac Mortgage Holdings, Inc. ("IMH") and Imperial Credit Commercial Mortgage Investment Corp. ("ICMI"). Our book value of IMH stock was $4.56 per share and our book value of ICMI stock was $9.375 per share at December 31, 1998. During the third quarter of 1998 the market value of our equity holdings in IMH and ICMI declined substantially. We determined that the declines in IMH's and ICMI's stock prices were other than temporary. Therefore, we recorded pre-tax write-downs of $24.5 million on our IMH common stock and $13.0 million on our ICMI common stock. These write-downs reduced our book value of IMH from $17.88 to $5.00 per common share and our book value of ICMI from $13.98 to $9.75 per share. There were no impairment charges in 1997.

  In 1998 OCO also recognized negative mark-to-market charges on our trading securities. These securities included our investment in Pacifica Partners I and various mortgage backed securities. We wrote down the securities at OCO by $5.0 million in 1998 and $341,000 in 1997.

  Total expenses of OCO decreased by $8.4 million. The decrease was primarily due to two factors. First, in 1997 we recognized a $3.7 million charge on the restructuring of our investment in DRI (discussed below) for which there was no comparable expense incurred in 1998. Second, we had much better experience in the liquidation and administration of our real estate owned in 1998 as compared to 1997. We recognized net income from our real estate owned of $548,000 in 1998 and net expense of $4.5 million in 1997.

  In 1997, OCO incurred a loss on the restructuring of our loan to Dabney/Resnick/Imperial LLC ("DRI") of $3.7 million. In 1996, we made a loan to DRI, an investment banking firm. DRI offered full service investment banking, brokerage, and asset management services. In late 1997, we formed a new business, ICG (discussed above). In connection with the formation of ICG, we recognized a pre-tax charge of $3.7 million relating to the restructuring of our loan to DRI. Substantially all of the assets and personnel of DRI were acquired or hired by ICG.

 Equity Investments

  The Equity Investments generated negative net revenues of $66.5 million, total expenses of $122,000, and a net loss of $38.2 million in 1998. Equity investments generated total net revenues of $159.9 million, total expenses of $16.2 million, and net income of $81.5 million in 1997.

  Equity Investments include our portion of the net income or loss from Southern Pacific Funding Corporation ("SPFC") and Franchise Mortgage Acceptance Company ("FMC"). The Equity Investments generated equity in the net income of SPFC and FMC of $16.0 million in 1998 and $22.8 million in 1997. This represents our share of SPFC's and FMC's net income or loss for 1998 and 1997, based on our ownership percentage of SPFC and FMC. The decrease was due primarily to SPFC's bankruptcy in 1998. As a result of the bankruptcy, we only recognized income from SPFC for the first half of 1998 as compared to the entire year of 1997.

  Our Equity Investments also incurred a large impairment loss in 1998 as compared to no such loss in 1997. On October 1, 1998, SPFC petitioned for Chapter 11 bankruptcy protection under Federal bankruptcy laws in the U.S. Bankruptcy Court for the District of Oregon. As a result of SPFC declaring Chapter 11 bankruptcy and the corresponding decline in its common stock to below one dollar per share, we wrote-off our total investment in and loan to SPFC. Our write-off was $82.6 million for the year ended December 31, 1998.

  In 1997, we recognized a significant gain on the sale of our FMC stock. We had no gains from the sale of FMC stock in 1998. In 1997, we sold 3.6 million of our FMC shares in FMC's initial public offering at $18.00 per share, generating net proceeds of $59.7 million and a corresponding gain of $48.9 million. We also recognized a gain of $43.2 million as a result of an adjustment to the basis of our investment in FMC due to FMC's capital raised in the offering and our reduced ownership percentage in FMC. As a result of FMC's initial public offering, our ownership percentage of FMC common stock was reduced to 38.4%. Accordingly, we account for our investment in FMC under the equity method.

  In 1997 we also recognized gains from the sale of our SPFC stock. In 1997, we sold 370,000 shares of our SPFC common stock at $16.63 per share generating net proceeds of $6.2 million and a gain of $4.3 million. We also sold an additional 500,000 shares of our SPFC common stock in 1997, generating net proceeds of $7.6 million and a gain of $5.2 million. These sales reduced our ownership percentage of SPFC common stock to 47%. Accordingly, until its bankruptcy and our corresponding write-off of our investment in SPFC, we accounted for our investment in SPFC under the equity method.

  The total expenses from our Equity Investments decreased by $16.0 million in 1998 as compared to 1997. This decrease results from the consolidation of FMC in the first nine months of 1997, as compared to no consolidation in 1998. Throughout the first nine months of 1997, our ownership percentage in FMC was 66.7%, and accordingly, FMC 's operating results were consolidated with ours.

  On March 11, 1999, FMC and Bay View Capital Corporation ("Bay View") announced that they have executed a definitive merger agreement providing for the merger of FMC with Bay View.

  In accordance with the terms of the definitive agreement, Bay View will acquire all of the common stock of FMC for consideration currently valued at approximately $309 million. Each share of FMC common stock will be entitled to receive, at the election of the holder, either $10.25 in cash, or .5125 shares of Bay View's common stock. shareholder elections are subject to the aggregate number of shares of FMC common stock to be exchanged for Bay View's common stock being equal to 60% of the number of shares of FMC common stock outstanding immediately prior to closing the transaction and no FMC shareholder owning more than 9.9% of Bay View's common stock, on a pro forma basis.

  The transaction is expected to close during the third quarter of 1999, subject to approval by both Bay View's and FMC's shareholders and subject to necessary regulatory approvals.

 De-emphasized/Discontinued/Exited Businesses

  The De-emphasized/Discontinued/Exited Businesses ("Exited Businesses") generated net revenues of $9.6 million, total expenses of $27.0 million, and a net loss of $24.6 million in 1998. The Exited Businesses generated total net revenues of $15.6 million, total expenses of $19.2 million, and a net loss of $27.5 million in 1997.

  We have decided to either discontinue or exit some of the businesses we had been conducting as divisions of SPB, or separate consolidated subsidiaries. We decided to de-emphasize, discontinue or exit these business lines because they were not meeting our expectations for a variety of reasons. These reasons included; significant credit losses, insufficient loan production volumes, inadequate gross profit margins, and risks associated with international lending operations. None of our de-emphasized, discontinued, or exited business lines was a profitable business.

  We classify the following significant operations as Exited Businesses: our Auto Lending, Alternative Residential Mortgage, and Consumer Loan Divisions of SPB; Credito Imperial Argentina, ("CIA") our residential loan production business in Argentina; and Auto Marketing Network, Inc., our sub-prime automobile finance company. Our Exited Businesses also include our former mortgage banking operations, certain problem loan or securities portfolios, and any loan portfolios at SPB from businesses for which we are no longer originating new loans.

  Our Exited Businesses earned interest income of $77.7 million in 1998 and $59.3 million in 1997. The Exited Businesses incurred interest expense of $31.6 million in 1998 and $35.6 million in 1997. The increase in interest income and expense was primarily attributable to a larger average outstanding balance of loans and securities from those operations classified as Exited Businesses in 1998 as compared to 1997.

  In 1998, the Exited Businesses recognized impairment charges on our held for sale loan and securities portfolios, of $31.6 million. Our affected loan portfolios included our automobile loans at SPB and our Argentinian residential mortgage loans at CIA. We wrote down SPB's automobile loans by $21.5 million and CIA's residential loans by $7.3 million. Our affected securities portfolios include the retained interests we received from IMH in connection with the Termination Agreement discussed under Asset Management Activities. We wrote down the retained interests in our Exited Businesses by $2.0 million in 1998. There were no mark-to-market charges on any of these portfolios in 1997.

  Total expenses at our Exited Businesses were $27.0 million in 1998 as compared to $19.2 million in 1997. The increase in total expenses of $7.8 million was primarily due to increased personnel, professional services, and general and administrative expenses at SPB's Auto and Consumer Credit divisions.

  In 1998 and 1997, our Exited Businesses recognized provisions for losses on the repurchase of our former mortgage banking operation loans. The provision in 1998 was $4.8 million and the provision in 1997 was

$5.4 million. These provisions resulted from our analysis of our potential exposure to losses on the future repurchase of loans sold to investors from our former mortgage banking operations. We believe that these provisions adequately provide for known and estimated future losses from the repurchase of our former mortgage banking operations loans.

  Also included in our Exited Businesses are the results of our discontinued operation, AMN, for 1998 and 1997. We recognized net losses from these discontinued operations of $14.5 million in 1998 and $25.3 million in 1997.

Results of Operations

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Revenue

 General

  Our consolidated net income for the year ended December 31, 1997 was $85.9 million or $2.10 diluted income per share as compared to $76.0 million or $1.95 diluted income per share for the year ended December 31, 1996. Basic consolidated income per share for the year ended December 31, 1997 was $2.23 per share as compared to $2.11 per share for the previous year. Consolidated net income for the year ended December 31, 1997, includes a net loss from discontinued operations of $25.3 million, or $0.62 loss per diluted share, and an extraordinary loss on early extinguishment of debt of $4.0 million, or $0.10 per common share, net of tax. The increase in net income is attributable to several factors including: gains on sale of stock in SPFC, FMC and IMH; a gain on the termination of a Real Estate Investment Trust ("REIT") advisory agreement; an increase in net interest income; and an improved net interest margin. These positive factors were partially offset by an increase in total expenses and the provision for loan and lease losses.

 Total Interest Income

  For the year ended December 31, 1997, total interest income decreased to $203.6 million from $207.5 million for the year ended December 31, 1996. The decrease in total interest income is primarily attributable to a 113 basis point or 11.61% increase in the average yield on interest-earning assets offset by a $251.0 million or 12.05% decrease in the average balance of interest-earning assets. The increase in the average yield on interest-earning assets from 1996 is primarily attributable to increases in the average yields on loans held for investment and sale reflecting a more diversified and higher-yielding mix of loan products relative to 1996. The decrease in the average balance of interest-earning assets compared to 1996 is primarily due to a decrease in the average balance of loans held for sale of $634 million offset by an increase in the average balance of loans held for investment of $329.5 million. The comparison of total interest income for 1997 and 1996 is also impacted by the deconsolidations of SPFC, ICIFC and FMAC. Excluding SPFC's and ICIFC's interest income for all of 1996 and FMAC's interest income for the fourth quarter of 1997, total interest income for the year ended December 31, 1996 would have been $133.7 million compared to actual of $207.5 million.

 Total Interest Expense

  For the year ended December 31, 1997, total interest expense decreased to $118.3 million from $135.0 million for the year ended December 31, 1996. The decrease in total interest expense is primarily attributable to a $161.4 million or 8.0% decrease in the average balance of interest-bearing liabilities and a 32 basis point or 4.8% decrease in the average cost of interest-bearing liabilities. The decrease in the average balance of interest-bearing liabilities relative to 1996 resulted primarily from a decrease in the average balance of borrowings due to the deconsolidations of SPFC and ICIFC. This decrease was partially offset by an $154.3 million increase in average deposits. The increase in the average cost of interest-bearing liabilities is primarily attributable to the relatively higher borrowing costs associated with the Company's Remarketed Par Securities issued during 1997. The comparison of total interest expense for 1997 and 1996 is also impacted by the deconsolidations of SPFC, ICIFC and FMAC. Excluding SPFC's and ICIFC's interest expense for all of 1996 and FMAC's interest expense for the fourth quarter of 1996, total interest expense for the year ended December 31, 1996 would have been $93.8 million compared to actual of $135.0 million.

 Net Interest Margin

  For the year ended December 31, 1997, the consolidated net interest margin increased to 4.55%, an increase of 115 basis points, as compared to the consolidated net interest margin of 3.40% for the year ended December 31, 1996. The increase in net interest margin is due primarily to the aforementioned increases in the average yields on loans held for investment and sale due to a more diversified and higher-yielding mix of loan products relative to 1996.

 Provision for Loan and Lease Losses

  The provision for loan and lease losses increased to $21.0 million for the year ended December 31, 1997, as compared to $9.8 million for the year ended December 31, 1996. The large increase in the provision for loan losses is primarily the result of an increase in total nonaccrual loans and net charge-offs of $5.0 million and $22.5 million, respectively. The increase in total nonaccrual loans came mainly from the AMN loan portfolio and are reflective of the continuing change in the composition of the overall loan portfolio to higher yielding loan products that carry higher relative credit risk. For further discussion see "Business--Loans Held for Investment" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Asset Quality".

 Gain on Sale of Loans and Leases

  Gain on sale of loans and leases decreased to $69.7 million for the year ended December 31, 1997 from $88.2 million for 1996. Gain on sale of loans and leases consists primarily of gains recorded upon the sale of loans and leases, net of associated expenses, and to a lesser extent, fees received on the origination of loans, and fees received for commitments to fund loans. Gains on sale of loans and leases decreased during 1997 primarily as a result of the impact of the deconsolidations of SPFC and ICIFC for the entire year of 1997 and the deconsolidation of FMAC for the fourth quarter of 1997 and a lower volume of loan and lease securitizations as compared to 1996. During 1997, the Company completed loan and lease securitizations totaling $760.5 million as compared to $1.3 billion during 1996. For 1997 and 1996, total loan and lease securitizations were as follows:

                                                                 1997    1996
                                                                ------ --------
                                                                 (In millions)
       Nonconforming residential loans......................... $  --  $  656.9
       Multifamily and commercial loans........................  203.1    277.0
       Franchise loans.........................................  343.8    325.1
       Equipment leases........................................  213.6     87.0
                                                                ------ --------
                                                                $760.5 $1,346.0
                                                                ====== ========

  We also completed two bulk sales of loans with a total principal balance of $197.8 million for the year ended December 31, 1997.

 Loan Servicing Income

  Loan servicing income for the year ended December 31, 1997, increased to $9.5 million as compared to $1.7 million for the year ended December 31, 1996. Loan servicing income increased primarily due to a decrease in the level of foreclosure and liquidation costs associated with our former residential mortgage loan servicing portfolio and due to an increase in the average outstanding balance of loans and leases serviced for others.

 Equity in Net Income of SPFC

  Equity in the net income of SPFC for the year ended December 31, 1997 was $25.9 million as compared to $0 for the year ended December 31, 1996, and represents our share of SPFC's net income based on the Company's ownership percentage. The increase in the equity in net income of SPFC is due to the difference in accounting methods used for the Company's investment in SPFC at December 31, 1997 and 1996. At December 31, 1997, the Company's ownership percentage in SPFC was 47.0%, and accordingly, we accounted for its investment in SPFC using the equity method. At December 31, 1996, our ownership percentage in SPFC was 51.2%, and accordingly, SPFC's operating results were consolidated with those of our company.

 Equity in Net Loss of FMAC

  Equity in the net loss of FMAC was $3.1 million for the period commencing October 1, 1997 through December 31, 1997, as compared to $0 for the year ended December 31, 1996 and represents our share of FMAC's net loss for the quarter ended December 31, 1997, based on our ownership percentage. FMC's net loss resulted from the deferred tax charges associated with converting to a fully taxable corporation from a limited liability entity.

  The increase in the equity in net loss of FMAC is due to the difference in accounting methods used for our investment in FMAC at December 31, 1997 and 1996. At December 31, 1997, our ownership percentage in FMAC was 38.4%, and accordingly, we accounted for our investment in FMAC using the equity method. At December 31, 1996, our ownership percentage in FMAC was 66.7%, and accordingly, FMAC 's operating results were consolidated with those of our company. In conjunction with the FMC initial public offering during the fourth quarter of 1997 discussed below, we included in our consolidated operating results nine months of FMAC's operating results for 1997.

 Investment Banking and Brokerage Fees

  Investment banking and brokerage fees were $7.7 million for the year ended December 31, 1997, compared to $0 for the year ended December 31, 1996. During the fourth quarter of 1997, we formed a new subsidiary, ICG, which includes a registered broker/dealer and an asset management company offering individual and corporate investors a wide range of financial products and services. During the fourth quarter of 1997, ICG raised $323 million for corporate clients through private placement debt and equity offerings generating investment banking and brokerage fees of $7.7 million.

 Gain on Sale of Servicing Rights

  Gain on sale of servicing rights decreased to $0 for the year ended December 31, 1997, from $7.6 million for the year ended December 31, 1996. During 1996, we sold mortgage loan servicing rights relating to $3.2 billion in loans, resulting in pre-tax gains of $7.6 million. Gains on the sale of servicing rights consist of the cash proceeds received on the "bulk" sale of servicing rights, net of the related capitalized purchased or originated servicing rights. We did not recognize any gain or loss on the sale of servicing rights in 1997.

 Gain on Sale of Securities

  We recognized a gain on sale of FMC stock of $92.1 million for the year ended December 31, 1997, compared to $0 for the year ended December 31, 1996. Our franchise lending business was conducted through FMAC until November 1997, at which time FMAC merged into FMC, a Delaware corporation formed for the purpose of succeeding to the business of FMAC, and FMC completed an initial public offering of its common stock.

  We sold into FMC's initial public offering 3.6 million shares at $18.00 per share generating net proceeds of $59.7 million and a corresponding gain of $48.9 million. Additionally, we recognized a gain of $43.2 million resulting from the adjustment in the basis of its investment in FMC due to the offering and our reduced ownership percentage. At the time of FMC's initial public offering and at December 31, 1997, our percentage ownership of FMC common stock was 38.4%. Accordingly, FMC is no longer consolidated and our investment in FMC is accounted for under the equity method.

  We recognized a gain on sale of SPFC stock of $9.5 million for the year ended December 31, 1997, compared to $51.2 million for the year ended December 31, 1996. Our nonconforming residential lending business was conducted through SPFC until June 1996, at which time SPFC completed an initial public offering of its common stock pursuant to which we were a selling shareholder. During the first quarter of 1997, we sold 370,000 shares of SPFC common stock at $16.63 per share generating net proceeds of $6.2 million and a gain of $4.3 million. This transaction reduced our ownership percentage in SPFC from 51.2% at December 31, 1996, to 49.4% at March 31, 1997. Accordingly, SPFC is no longer consolidated and our investment in SPFC is accounted for under the equity method in 1997. During the third quarter of 1997, we sold an additional 500,000 shares of SPFC common stock generating net proceeds of $7.6 million and a gain of $5.2 million. This transaction further reduced our ownership interest in SPFC to 47% at December 31, 1997. During the year ended December 31, 1996, we sold a total of 5.0 million shares of SPFC in two separate offerings resulting in gains totaling $51.2 million.

  Additionally, during 1996, as part of its initial public offering, SPFC sold
5.2 million shares to the public, resulting in a corresponding gain to our company of $31.4 million based on the difference between our equity ownership in SPFC after the sale and such equity ownership prior to the sale, using our respective SPFC ownership percentages.

  We recognized a gain on sale of IMH stock of $11.5 million for the year ended December 31, 1997, compared to $0 for the year ended December 31, 1996. During 1995, we sold our mortgage conduit operations and SPB's warehouse lending operations to IMH. In exchange for these assets, we received approximately 11.8% of the common stock of IMH. During 1997, we sold our common stock in IMH resulting in a gain of $11.5 million.

 Gain on Termination of REIT Advisory Agreement

  We recognized a nonrecurring gain on termination of a REIT advisory agreement of $19.0 million for the year ended December 31, 1997. In conjunction with the aforementioned exchange of our assets for IMH stock, ICAI entered into a management agreement with IMH pursuant to which ICAI advised upon the day-to-day operations of IMH and for which it was paid a management fee. In December 1997, IMH and our company negotiated a termination of the management agreement (the "Termination Agreement"). The consideration received by our company pursuant to the Termination Agreement was comprised of 2,009,310 shares of IMH common stock and certain securitization-related assets. Additionally, we agreed to cancel our note receivable from ICI Funding Corporation ("ICIFC"), a former subsidiary of ICII which is now known as Impac Funding Corporation and is the origination unit of IMH, in the amount of $29.1 million. The IMH common stock and the securitization-related assets were recorded by our company at their fair values of approximately $35.0 million and $13.1 million, respectively, for a total of $48.1 million. This amount, when netted with the $29.1 million cancellation of the ICIFC note receivable resulted in the gain on termination of the management agreement of approximately $19.0 million.

Expenses

 Personnel Expense

  Personnel expense increased to $51.6 million for the year ended December 31, 1997 as compared to $48.4 million for the year ended December 31, 1996. This increase reflects our acquisition and expansion activities. The comparison of personnel expense for 1997 and 1996 is also impacted by the deconsolidations of SPFC, ICIFC and FMAC. Excluding SPFC's and ICIFC's personnel expense for all of 1996 and FMAC's personnel expense for the fourth quarter of 1996, total personnel expense for the year ended December 31, 1996 would have been $29.8 million compared to actual of $48.4 million.

 Amortization of Servicing Rights

  Amortization of servicing rights increased to $3.1 million for the year ended December 31, 1997 as compared to $1.1 million for the year ended December 31, 1996. The increase primarily resulted from an increase in prepayment rates on the underlying serviced loan portfolio. The comparison of amortization of servicing rights for 1997 and 1996 is also impacted by the deconsolidation of ICIFC.

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

 Professional Services Expense

  Professional services expense increased to $9.7 million for the year ended December 31, 1997 as compared to $9.6 million for the year ended December 31, 1996. This increase reflects our acquisition and expansion activities. The comparison of professional services expense for 1997 and 1996 is also impacted by the deconsolidations of SPFC, ICIFC and FMAC. Excluding SPFC's and ICIFC's professional services expense for all of 1996 and FMAC's professional services expense for the fourth quarter of 1996, total professional services expense for the year ended December 31, 1996 would have been $7.9 million compared to actual of $9.6 million.

 Loss on Restructuring of Dabney/Resnick/Imperial, LLC ("DRI")

  We recognized a loss on restructuring of its loan to DRI of $3.7 million for the year ended December 31, 1997, compared to $0 for the year ended December 31, 1996. During the fourth quarter of 1996, we announced the closing of its investment in DRI, an investment banking firm. DRI offered full service investment banking, brokerage, and asset management services. As discussed above, during the fourth quarter of 1997, we began operations of a new subsidiary, ICG, which includes a registered broker/dealer and an asset management company offering individual and corporate investors a wide range of financial products and services. In connection with the formation of ICG, we recognized a pre-tax charge of $3.7 million relating to the restructuring of its loan to DRI. As part of the DRI restructuring, substantially all of the assets and personnel of DRI were acquired or hired by ICG.

 Provision for Loss on Repurchase of Former Mortgage Banking Loans

  We recognized a provision for loss on repurchase of mortgage banking loans of $5.4 million for the year ended December 31, 1997, compared to $0 for the year ended December 31, 1996. During 1997, we completed an analysis of its potential exposure from losses on the repurchase of those loans still remaining from its former mortgage banking operations. The completion of this analysis resulted in the aforementioned $5.4 million charge being taken during the fourth quarter of 1997.

 Amortization of Goodwill

  Our amortization of goodwill was $2.5 million for the year ended December 31, 1997, compared to $1.9 million for the year ended December 31, 1996. The increase in amortization of goodwill is primarily attributable to the formation of ICG in 1997.

 Other Expenses

  All other expenses (including data processing expense, FDIC insurance premiums, telephone and other communications, and general and administrative expense) for the year ended December 31, 1997 totaled $28.1 million compared to $22.7 million for the year ended December 31, 1996. This increase reflects the Company's acquisition and expansion activities.

 Income Taxes

  Our effective tax rate was 39% and 44% for the years ended December 31, 1997 and 1996, respectively. The decrease in the effective tax rate for 1997 primarily reflects the recovery of deferred taxes related to the FMC initial public offering. For further information see Note 21 to the consolidated financial statements.

 Minority Interest in Income (Loss) of Consolidated Subsidiaries

  Our minority interest in income (loss) of consolidated subsidiaries was $10.5 million for the year ended December 31, 1997, compared to $12.0 million for the year ended December 31, 1996. The comparison of our minority interest in income (loss) of consolidated subsidiaries for 1997 and 1996 is also impacted by the deconsolidations of SPFC, ICIFC and FMAC.

  Excluding our minority interest in income (loss) of SPFC and ICIFC for all of 1996 and FMAC for the fourth quarter of 1996, total minority interest in income (loss) of consolidated subsidiaries for the year ended December 31, 1996 would have been $2.1 million compared to actual of $12.0 million.

 Extraordinary Item--Loss on Early Extinguishment of Debt

  During the first quarter of 1997, we successfully completed a $200.0 million offering of 9.875% Senior Notes due 2007. A portion of the proceeds from the offering were used to repurchase $69.8 million of 9.75% Senior Notes due 2004 for which we recorded an extraordinary after-tax charge of $4.0 million. We engaged in the new issuance in order to obtain a more favorable debt covenant package and to raise new capital to support its growing businesses.

Year 2000 Compliance

  We are aware of the issues associated with the century date change and the potential impact on our computing environment. The "Y2K" problem can best be described as the inability of a computer system to differentiate between 1900 and 2000. Since many existing computer programs store the year in two digits rather than four, "01" could be interpreted as either "1901" or "2001". Systems that calculate, compare or sort using the incorrect date may cause erroneous results, ranging from system malfunction to inaccurate or incomplete processing.

 State of Readiness

  We do not have any in-house developed proprietary systems to renovate. All of our systems and software were supplied by reputable vendors with national and international client bases. These firms are committed to addressing the Y2K issue and have been working closely with our company.

  Consistent with the requirements of the Memorandum of Understanding ("MOU") described below, we have concentrated the majority of our efforts on ensuring the full compliance of SPB. At SPB, we have assigned a full-time Year 2000 Project Manager and retained the services of an outside consulting firm to test and certify all of SPB's mission critical systems. An active program to educate our depositors and assess the Y2K risk of our borrowers has also been undertaken. At each of our other subsidiaries, an operating manager has been assigned the responsibility for their Y2K Project with assistance being provided by our Management Information Systems group.

  A full Y2K assessment of all systems, facilities and peripheral devices was conducted in the fourth quarter of 1997. As a result of that assessment, only two critical systems were deemed to be non-compliant. One of those systems was replaced in December 1998 and will run in a parallel mode through the first half of 1999 to ensure complete integrity. The other was outsourced to a Y2K compliant service provider in February 1999. We have contacted all of our major systems, software and third party service providers and have received assurances that they are fully compliant. Since vendor certification alone is not acceptable to many of the regulatory agencies, we have begun an extensive program of integration testing.

 Year 2000 Project Status

  We adopted the bank regulatory agencies' recommended approach of Awareness, Assessment, Renovation, Validation and Implementation. The Awareness and Assessment phases were completed during the third quarter of 1998. Renovation has consisted of replacing the systems mentioned earlier and upgrading a portion of our personal computer network. Notwithstanding the exceptions noted above, the Implementation phase is essentially complete and we are currently operating on the Y2K compliant version of nearly all its systems and software. The fourth quarter of 1998 and the first quarter of 1999 were dedicated to the Validation phase. We achieved a success rate of over 95% when it tested all of the personal computers and verified that they could handle the century date change. Test scripts have been developed, resources assigned and schedules established to certify all of our mission critical systems. This effort will be completed by March 31, 1999.

 Costs to Address the Y2K Issue

  We originally established a budget of nearly $2.0 million for the Year 2000 Project. This was based on the potential need to replace several major systems. That need has not materialized since testing has certified those systems to be fully Y2K compliant. The total direct cost to achieve Y2K compliance is now estimated at less than $1.0 million. We expect to fund these costs through operating cash flows.

 Contingency Plans

  We are also developing contingency plans to mitigate any problems that may arise as a result of the century date change. Business Resumption plans are being updated with specific emphasis on Y2K. Alternative service providers have been identified and special staffing schedules are being developed for the weekend of January 1st and 2nd, 2000.

  However, despite all the preparation, planning and testing, there can be no assurance that either the compliance process or contingency plan will circumvent a partial or total system interruption. In addition, there can be no assurance that the impact of any failure on the part of our company or our software vendors and third party service providers to adequately address the Y2K issue or that our depositors concerned about the possibility of computer failure may seek to withdraw their funds from our company will not have a material adverse effect on our business, financial condition or operating results.

Liquidity and Capital Resources

 General

  We have an ongoing need for capital to finance our lending activities. This need is expected to increase as the volume of our loan and lease originations and acquisitions increases. Our primary cash requirements include the funding of (i) loan and lease originations and acquisitions, (ii) points and expenses paid in connection with the acquisition of wholesale loans, (iii) ongoing administrative and other operating expenses (iv) the costs of our warehouse credit and repurchase facilities with certain financial institutions. (v) overcollateralization or reserve account requirements in connection with loans and leases pooled and sold and (vi) fees and expenses incurred in connection with our securitization programs,

  We have financed our lending activities through warehouse lines of credit and repurchase facilities with financial institutions, equity and debt offerings in the capital markets, deposits or borrowings at SPB and securitizations. We believe that such sources will be sufficient to fund our liquidity requirements for the foreseeable future. There can be no assurance that we will have access to the capital markets in the future or that financing will be available to satisfy our operating and debt service requirements or to fund our future growth.

  SPB obtains the liquidity necessary to fund its investing activities through deposits and, if necessary through borrowings under lines of credit and from the FHLB. At December 31, 1998 and 1997, SPB had maximum FHLB borrowings available equal to $36.6 million and $45.8 million, respectively. These borrowings must be fully collateralized by qualifying mortgage loans and may be in the form of overnight funds or term borrowings at SPB's option.

  The highest balance of FHLB advances outstanding during the year ended December 31, 1998 was $45.0 million, with an average outstanding balance of $24.5 million. The outstanding balance of FHLB advances was $20.0 million at December 31, 1997. The FHLB advances are secured by certain real estate loans with a carrying value of $49.9 million and $104.7 million at December 31, 1998 and 1997, respectively.

  As of December 31, 1998, SPB's deposit portfolio which consists primarily of certificate accounts increased approximately $526.8 million to $1.7 billion at December 31, 1998 from $1.2 billion at December 31, 1997.

  SPB has been able to acquire new deposits through its local marketing strategies as well as domestic money markets. Additionally, SPB maintains liquidity in the form of cash and interest-bearing deposits with financial institutions. SPB tracks on a daily basis all new loan applications by office and, based on historical closing statistics, estimates expected fundings. Cash management systems at SPB allow SPB to anticipate both funding and sales and adjust deposit levels and short-term investments against the demands of SPB's lending activities.

  In addition to warehouse lines of credit and SPB borrowings, we have also accessed the capital markets to fund our operations. In April 1996, we completed a secondary stock offering of 4,879,808 shares of its common stock at $13.00 per share, for net proceeds of $59.2 million.

  In January 1997, we issued $200.0 million principal amount of the 9.875% Senior Notes and used a portion of the proceeds to purchase approximately $69.8 million of the 9.75% Senior Notes. We contributed $35.0 million of the proceeds to SPB in the form of subordinated indebtedness.

  During the second quarter of 1997, we issued $70.0 million of Senior Notes under a proprietary product known as "ROPES." These securities can be redeemed at par upon their maturity or remarketed as 30 year capital instruments. Under current tax law, the interest payments on these securities are tax-deductible. The proceeds from the offering are being used for capital contributions to subsidiaries, strategic acquisitions, investments and general corporate purposes.

  During the fourth quarter of 1997, FMC completed an initial public offering of its common stock pursuant to which we were was a selling stockholder. FMC, our company, and another selling stockholder received net proceeds from such offering of approximately $114.3 million, $59.7 million and $18.5 million, respectively. As of December 31, 1998 and 1997, the Company's ownership percentage in FMC was 38.4%.


  In June 1996, SPFC completed an initial public offering of its common stock pursuant to which we were a selling shareholder. We received net proceeds from such offering of approximately $35.9 million. In November 1996, (i) SPFC issued $75.0 million of convertible subordinated notes due 2006 and (ii) we sold 1.0 million shares of our SPFC common stock for net proceeds of approximately $28.0 million.

  In the first quarter of 1997, we sold 370,000 shares of common stock investment in SPFC, generating net proceeds of $6.2 million.

 Limitations on Dividends

  Under the California Industrial Loan Law, an industrial bank may declare dividends on its capital stock only if it has at least $750,000 of unimpaired capital stock plus additional capital stock of $50,000 for each branch office. In addition, no distribution of dividends is permitted unless: (i) such distribution would not exceed an industrial bank's retained earnings, (ii) any payment would not result in a violation of the approved minimum capital to industrial bank certificate of deposit ratio and (iii) after giving effect to the distribution, either (y) the sum of an industrial bank's assets (net of goodwill, capitalized research and development expenses and deferred charges) would be not less than 125% of its liabilities (net of deferred taxes, deferred income and other deferred credits), and (z) current assets would be not less than current liabilities (except that if an industrial bank's average earnings before taxes for the last two fiscal years had been less than average interest expense, current assets must be not less than 125% of current liabilities).

  Under California law, in order for capital (including surplus) of an institution to be included in calculating the leverage limitation described above, industrial banks must amend their by-laws to restrict such capital from the payment of dividends. The amount of restricted capital maintained by an industrial bank also provides the basis for establishing the maximum amount that an industrial bank may lend to one single borrower. As of December 31, 1998 and December 31, 1997, $150.0 million and $125.0 million, respectively, of SPB's capital was so restricted.

  The FDIC has advised insured institutions that the payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action. As a result of this policy, industrial banks may find it difficult to pay dividends out of retained earnings from historical periods prior to the most recent fiscal year or to take advantage of earnings generated by extraordinary items.

  Under the Financial Institutions Supervisory Act and FIRREA, federal regulators also have authority to prohibit financial institutions from engaging in business practices which are considered to be unsafe or unsound. It is possible, depending upon the financial condition of an industrial bank and other factors, that such regulators could assert that the payment of dividends in some circumstances might constitute unsafe or unsound practices and prohibit payment of dividends even though technically permissible.

  Pursuant to FDICIA, SPB is prohibited from paying dividends if the payment of such dividends would cause the institution to become "undercapitalized." These limitations on the payment of dividends may restrict the Company's ability to utilize cash from SPB which may have been otherwise available to our company for working capital.

 Lines of Credit and Warehouse Facilities

  We have warehouse lines of credit and repurchase facilities under which we have available an aggregate of approximately $201.0 million in financing at December 31, 1998.

 Imperial Business Credit

  IBC primarily funds its lease originations through the use of an interim bank warehouse facility and a permanent revolving securitization facility. The securitization facility utilizes a trust structure and has a five-year revolving period, which expires in November 2002, and a three and one-half year amortization period.

  The IBC Lease Receivables Trust 1997-2 ("1997-2 Trust") was created pursuant to a pooling and servicing agreement among IBC, as originator, IBC Funding Corp. ("IFC"), IBC's wholly-owned special purpose subsidiary, as seller, and Norwest Bank Minnesota, as trustee and back-up servicer. IBC sells its lease originations to IFC under a sale and contribution agreement ("IBC Agreement"), which simultaneously assigns its rights in the leases to the Trust in exchange for trust certificates. The Class A certificates are sold to Triple-A One Funding Corp., a special purpose corporation administered by Capital Markets Assurance Corporation ("CAPMAC"), which issues commercial paper to fund its acquisitions. The Class A purchase limit under the facility is $250 million and as of December 31, 1998, there was approximately $197.9 million of Class A Certificates outstanding.

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

 Multifamily and Commercial Mortgage Lending

  During the years ended December 31, 1998 and 1997, SPB securitized $0 and $203.1 million of IPL multi-family and commercial mortgage loans, respectively. Additionally, during the years ended December 31, 1998 and 1997, IPL sold for cash $304.2 million and $196.8 million of loans, respectively.

 Auto Marketing Network

  AMN has a warehouse lending agreement with Greenwich Capital Financial Products ("GCFP") whereby GCFP provides warehouse funding for AMN's receivables and obligations. AMN's receivables and obligations are guaranteed by ICII. The warehouse lending agreement generally allows borrowings from GCFP in respect of eligible receivables. To the extent that the receivable becomes delinquent greater than 60 days or is defaulted on, the loan in respect of such receivable must generally be repaid. The warehouse lending agreement is AMN's principal source of financing. During the year ended December 31, 1998 and 1997, AMN securitized $0 and $158.6 millon of auto loans.

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

Asset Quality

  The provision for loan and lease losses was $15.5 million in 1998, as compared to $21.0 million in 1997 and $9.8 million in 1996. The increased level of provision for loan losses for 1998 and 1997 was primarily the result of an increase in net charge-offs related to our Exited Businesses. See Item 7 --Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations.

  The following table summarizes certain information regarding our allowance for loan and lease losses and losses on OREO:

                                       Year ended December 31,
                              ---------------------------------------------
                                1998      1997     1996     1995     1994
                              --------  --------  -------  -------  -------
                                             (In thousands)
Allowance at beginning of
 period.....................  $ 26,954  $ 19,999  $13,729  $ 7,054  $ 3,255
Provision for loan and lease
 losses.....................    15,450    20,975    9,773    5,450    5,150
Business acquisitions and
 bulk loan purchases........       --        577    4,500    4,320      --
Sale of leases..............       --       (900)     --       --       --
Deconsolidation of ICIFC....       --       (687)     --       --       --
Loans charged off...........   (22,100)  (13,586)  (8,326)  (3,106)  (1,436)
Recoveries on loans
 previously charged off.....     4,576       576      323       11       85
                              --------  --------  -------  -------  -------
Net charge-offs.............   (17,524)  (13,010)  (8,003)  (3,095)  (1,351)
Allowance at end of period..  $ 24,880  $ 26,954  $19,999  $13,729  $ 7,054
                              ========  ========  =======  =======  =======
OREO losses:
  OREO writedowns and
   expenses.................  $ (1,498) $  2,074  $ 4,171  $ 2,870  $ 1,088
  Loss (gain) on sale of
   OREO.....................       597     4,453    2,843     (957)    (119)
                              --------  --------  -------  -------  -------
    Total OREO (gains)
     losses.................  $   (901) $  6,527  $ 7,014  $ 1,913  $   969
                              ========  ========  =======  =======  =======

  The percentage of the allowance for loan and lease losses to nonaccrual loans will not remain constant due to the changing nature of our portfolio. We analyze the collateral for each non-performing loan to determine potential loss exposure, and in conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and lease losses. On an ongoing basis, we monitor the loan and lease portfolio and evaluate the adequacy of the allowance for loan and lease losses.

  In determining the adequacy of the allowance for loan and lease losses, we consider such factors as:

  .  historical loss experience

  .  underlying collateral values

  .  evaluations made by bank regulatory authorities

  .  assessment of economic conditions and

  .  other appropriate data to identify the risks in the portfolio.

  Loans and leases that we believe are uncollectible are charged to the allowance for loan and lease losses. Recoveries on loans and leases previously charged off are credited to the allowance. Provisions for loan and lease losses are charged to expense and credited to the allowance in amounts we believe are appropriate based upon our evaluation of the known and inherent risks in the loan and lease portfolio. While we believe that the current allowance for loan and lease losses is sufficient, future additions to the allowance may be necessary.

  Total nonaccrual loans decreased to $39.5 million at December 31, 1998, as compared to $70.6 million at December 31, 1997 and $50.1 million at December 31, 1996. Total nonaccrual loans as a percentage of loans and leases held for investment were 2.92% at December 31, 1998 as compared to 5.46% at December 31, 1997 and 4.55% at December 31, 1996. The following table summarizes net charge-offs by loan type.

                                                    Years ended December 31,
                                                    ---------------------------
                                                      1998      1997     1996
                                                    --------  --------  -------
                                                         (In thousands)
     Residential mortgage.......................... $ (2,205) $ (5,920) $(2,485)
     Multifamily...................................     (450)     (420)  (1,095)
     Commercial....................................     (407)     (955)    (465)
     Leases........................................      239    (3,920)  (3,142)
     Consumer and auto loans.......................  (14,701)   (1,795)    (816)
                                                    --------  --------  -------
       Net charge-offs............................. $(17,524) $(13,010) $(8,003)
                                                    ========  ========  =======

  The allocation of the Company's allowance for loan and lease losses and the percentage of loans and leases by loan type to total loans and leases as of December 31, 1998 and 1997 is as follows:

                                          1998                       1997
                               -------------------------- --------------------------
                                          Percentage of              Percentage of
                                         Loans and Leases           Loans and Leases
                               Allocated  to Total Loans  Allocated  to Total Loans
                               Allowance    and Leases    Allowance    and Leases
                               --------- ---------------- --------- ----------------
     Loans secured by real
      estate:
       One to four family....   $ 2,664         9.3%       $ 8,077        15.9%
       Multi-family..........     1,299         4.1            779         1.3
       Commercial............       128         1.9            312         1.1
                                -------       -----        -------       -----
                                  4,091        15.3          9,168        18.3
     Leases..................       --          0.1            124         0.6
     Consumer and auto loans.     1,567         1.9          4,344        11.4
     Franchise loans.........       934         3.7            634         4.8
     Asset based loans.......    10,764        46.7          4,840        37.5
     Other commercial loans..     7,310        32.3          3,656        27.4
                                -------       -----        -------       -----
                                 20,575        84.7         13,598        81.7
     Unallocated.............       214         --           4,188         --
                                -------       -----        -------       -----
                                $24,880       100.0%       $26,954       100.0%
                                =======       =====        =======       =====

  Although the above table allocates the allowance for loan and lease losses by loan types, the total allowance is available to absorb losses on all loans and leases.

  The ratio of the allowance for loan and lease losses to total loans held for investment was 1.84%, 2.10%, and 1.82% at December 31, 1998, 1997, and 1996,
respectively. The ratio of the allowance for loan losses to nonaccrual loans was 65.1% at December 31, 1998 as compared to 53.9% at December 31, 1997 and 38.9% at December 31, 1996. We evaluate expected losses on nonaccrual loans on a loan-by-loan basis and we believe that the allowance is adequate to cover both expected losses on nonaccrual loans and inherent losses in the remainder of our loans and leases held for investment portfolio.

  The percentage of the allowance for loan and lease losses to nonaccrual loans does not remain constant due to the changing nature of our loan portfolio. We analyze the collateral for each nonperforming loan to determine our potential loss exposure, and in conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and lease losses. On an ongoing basis, we monitor the loan portfolio and evaluate the adequacy of the allowance for loan losses.

  In determining the adequacy of the allowance for loan and lease losses, we consider such factors as historical loan loss experience, underlying collateral values, evaluations made by bank regulatory authorities, assessment of economic conditions and other appropriate data to identify the risks in the loan portfolio. Loans we deem to be uncollectible are charged to the allowance for loan losses.

  Recoveries on loans previously charged off are credited to the allowance. Provisions for loan losses are charged to expense and credited to the allowance in amounts we deem appropriate based on our evaluation of the known and inherent risks in the loan portfolio. Future additions to the allowance for loan losses may be necessary. For further information, see Item 1-- "Business--Loans Held for Investment."

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

  In addition, a positive gap may not protect an institution with a large portfolio of ARM's from increases in interest rates for extended time periods as such instruments generally have periodic and lifetime interest rate caps.

  Our ARM's are predominantly tied to LIBOR. Interest rates and the resulting cost of funds increases in a rapidly increasing rate environment could exceed the cap levels on these loan products and negatively impact net interest income.

  We manage portfolio interest rate risk through the aggressive marketing and funding of adjustable rate loans, which generally reprice at least semi-annually and are generally indexed to LIBOR. As a result of this strategy, at December 31, 1998, our total interest-earning assets maturing or repricing within one year exceeded its total interest-bearing liabilities maturing or repricing in the same time by $462.7 million, representing a positive cumulative gap ratio of 129.31%. We closely monitor our interest rate risk as such risk relates to operational strategies. Our cumulative gap position is at a level satisfactory to management and we are attempting to maintain a positive gap position in light of the current interest rate environment. However, there can be no assurances that we will be able to maintain a positive gap position or that our strategies will not result in a negative gap position in the future. The level of the movement of interest rates, up or down, is an uncertainty and could have a negative impact on the earnings of our company.

 Hedging

  We have implemented various hedging strategies with respect to its origination of loans and leases for sale. To date, this has included selling short comparable maturity United States Treasury securities and preselling leases through prefunding accounts in its securitizations. We are subject to the risk of rising interest rates between the time we commit to fund or purchase leases at a fixed price and the time we sell or securitize those leases.

  Historically, to mitigate this risk, we entered into transactions designed to hedge interest rate risks, including mandatory and optional forward selling of mortgage-backed securities or United States Treasury securities, and buying and selling of futures on United States Treasury securities. We determine the nature and quantity of these hedging transactions based on various factors including market conditions and the expected volume of mortgage loan originations and purchases.

  We believe our hedging programs are cost-effective and provide a level of protection against interest rate risks. However, an effective hedging strategy is complex and no hedging strategy can completely insulate our company from interest rate risks. In addition, hedging involves transaction and other costs which could increase as the period covered by the hedging protection increases. Such costs could also increase in periods of risk and fluctuating interest rates. Therefore, we may be prevented from effectively hedging our interest rate risks, without significantly reducing our company's return on equity.

 Total Rate of Return Swaps

  During 1998 and 1997, we entered into total rate of return swap contracts for investment purposes with various counterparties, the provisions of which entitle the our company to receive the total return on various commercial loans in exchange for a floating payment of one month LIBOR plus a spread. These contracts are off balance sheet instruments. As of December 31, 1998 and 1997 , the Company was party to total rate of return swap contracts with a total notional amount of $155.4 million and $150.6 million, under which our company was obligated to pay one month LIBOR plus a weighted average spread of 0.75% and 0.78%, respectively. The weighted average remaining life of these contracts was 32.1 months and 37.1 months as of December 31, 1998 and 1997. For the years ended December 31, 1998 and 1997, our company recognized income of $4.3 million and $448,000 on our total return swaps, respectively.

  As a part of the Pacifica Partners I LP collateralized loan obligation ("CLO") fund launched by the Company in August 1998, the Company delivered subordinate bonds of approximately $51 million into a total rate of return swap with the Canadian Imperial Bank of Commerce ("CIBC"). The provisions of the swap entitle the Company to receive the total return on the subordinate bonds delivered and pay a floating payment of LIBOR plus a weighted average spread of 1.36%. The Company delivered $17.8 million in cash and various equity securities to CIBC as collateral for the swap. These amounts are classified as Trading Securities on the consolidated balance sheet at December 31, 1998.

 Risk Management and Market Sensitive Instruments

  Interest rate risk is managed within a tight duration band, and credit risk is managed by maintaining high average quality ratings and diversified sector exposure within the securities and loan portfolios. In connection with its investment and risk management objectives, we also use financial instruments whose market value is at least partially determined by, among other things, levels of or changes in domestic interest rates (short-term or long-term), prepayment rates, equity markets or credit ratings/spreads.

  Using financial modeling and other techniques, we regularly evaluate the appropriateness of investments relative to management-approved investment guidelines and the business objective of the portfolios. We operate within these investment guidelines by maintaining a mix of loans and investments that diversifies our assets.

  The following discussion about our risk management activities includes "forward-looking statements" that involve risk and uncertainties. Set forth below are management's projections of hypothetical net losses in fair value of shareholders' equity of our market sensitive financial instruments if certain assumed changes in market rates and prices were to occur (sensitivity analysis). While we believe that the assumed market rate changes are reasonably possible in the near term, actual results may differ, particularly as a result of any management actions that would be taken to mitigate such hypothetical losses in fair value of shareholders' equity. Based on our overall exposure to interest rate risk and equity price risk, we believe that these changes in market rates and prices would not materially affect the consolidated near-term financial position, results of operations or cash flows of our company.

  Interest Rate Risk. Assuming immediate increases of 100 and 200 basis points in interest rates the net hypothetical increase in fair value of shareholders' equity related to financial and derivative instruments is estimated to be $7.1 million and $13.8 million (after tax), or 3.06% and 5.91%, of total shareholders' equity, respectively, at December 31, 1998. The Company believes that an interest rate shift of this magnitude represents a moderately advantageous scenario. Assuming immediate decreases of 100 and 200 basis points in interest rates the net hypothetical loss in fair value of shareholders' equity related to financial and derivative instruments is estimated to be $7.6 million and $15.8 million (after tax), or 3.27% and 6.76%, of total shareholders' equity, respectively, at December 31, 1998. The Company believes that an interest rate shift of this magnitude represents a moderately adverse scenario.

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

  Equity Price Risk The Company's available for sale equity securities includes the common stock of ICCMIC and IMH. Assuming an immediate decrease of 10% in equity prices for such equity securities, the hypothetical loss in fair value of shareholders' equity related equity securities is estimated to be $2.2 million after tax or 0.96% of total shareholders' equity at December 31, 1998. Assuming an immediate increase of 10% in equity prices for such equity securities, the hypothetical gain in fair value of shareholders' equity related equity securities is estimated to be $2.2 million after tax or 0.96% of total shareholders' equity at December 31, 1998.

Repricing/Maturity of Interest-Earning Assets and Interest-Bearing Liabilities
  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1998, which we anticipate to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability.

                                                       At December 31, 1998
                               --------------------------------------------------------------------------
                                                                 More than  More than
                                More than  More than  More than   3 Years    5 Years     More      Non
                    3 Months   3 Months to 6 Months   1 Year to    to 5        to        than    Interest
                    or Less     6 Months   to 1 Year   3 Years     Years    10 Years   10 Years  Bearing
                   ----------  ----------- ---------  ---------  ---------  ---------  --------  --------
Interest-earning
 assets:
 Cash............  $  297,772   $     --   $     --   $     --   $    --    $     --   $   --    $    --
 Interest earning
  deposits.......       1,415         --         --         --        --          --       --         --
 Trading
  securities.....     162,356         --         --         --        --          --       --         --
 Securities
  available for
  sale...........      68,410         --         --         --        --          --       --         --
 FHLB stock......       4,657         --         --         --        --          --       --         --
 Mortgage loans
  held for sale..     323,699         --         --         --        --          --       --         --
 Loans held for
  investment, net
  of unearned
  discount and
  deferred loan
  fees(1)........   1,098,158      54,518     30,688     56,867    38,891      22,943   30,684     12,226
                   ----------   ---------  ---------  ---------  --------   ---------  -------   --------
 Total interest-
  earning
  assets.........   1,956,467      54,518     30,688     56,867    38,891      22,943   30,684     12,226
Less:
 Allowance for
  loan losses....         --          --         --         --        --          --       --     (24,880)
                   ----------   ---------  ---------  ---------  --------   ---------  -------   --------
 Net interest-
  earning assets.   1,956,467      54,518     30,688     56,867    38,891      22,943   30,684    (12,654)
 Non-interest-
  earning assets.         --          --         --         --        --          --       --     238,779
                   ----------   ---------  ---------  ---------  --------   ---------  -------   --------
 Total assets....  $1,956,467   $  54,518  $  30,688  $  56,867  $ 38,891   $  22,943  $30,684   $226,125
                   ==========   =========  =========  =========  ========   =========  =======   ========
Interest-bearing
 liabilities:
 Deposits........  $  520,774   $ 453,438  $ 482,451  $ 233,524  $    130   $     --   $21,011   $    --
 Borrowings from
  FHLB...........      20,000         --         --         --        --          --       --         --
 Other
  borrowings.....     102,270         --         --         --        --          --       --         --
 Senior Notes....         --          --         --         --        --      219,858      --         --
 Remarketed Par
  Securities.....         --          --         --         --     70,000         --       --         --
                   ----------   ---------  ---------  ---------  --------   ---------  -------   --------
 Total interest-
  bearing
  liabilities....     643,044     453,438  $ 482,451  $ 233,524    70,130     219,858   21,011        --
 Non-interest
  bearing
  liabilities....         --          --         --         --        --          --       --      60,206
 Shareholders'
  equity.........         --          --         --         --        --          --       --     233,521
                   ----------   ---------  ---------  ---------  --------   ---------  -------   --------
 Total
  liabilities and
  shareholders'
  equity.........  $  643,044   $ 453,438  $ 482,451  $ 233,524  $ 70,130   $ 219,858  $21,011   $293,727
                   ==========   =========  =========  =========  ========   =========  =======   ========
 Interest rate
  sensitivity
  gap(2).........  $1,313,423   $(398,920) $(451,763) $(176,657) $(31,239)  $(196,915) $ 9,673   $(12,654)
                   ==========   =========  =========  =========  ========   =========  =======   ========
 Cumulative
  interest
  sensitivity
  Gap............  $1,313,423   $ 914,503  $ 462,740  $ 286,083  $254,844   $  57,929  $67,602   $ 54,948
                   ==========   =========  =========  =========  ========   =========  =======   ========
 Cumulative
  interest
  sensitivity gap
  as a percentage
  of total
  assets.........       54.34%      37.83%     19.14%     11.84%    10.54%       2.40%    2.80%
 Cumulative net
  interest
  earning assets
  as a percentage
  of cumulative
  interest-
  bearing
  liabilities....      304.25%     183.40%    129.31%    115.78%   113.54%     102.76%  103.18%
                     Total
                   -----------
Interest-earning
 assets:
 Cash............  $  297,772
 Interest earning
  deposits.......       1,415
 Trading
  securities.....     162,356
 Securities
  available for
  sale...........      68,410
 FHLB stock......       4,657
 Mortgage loans
  held for sale..     323,699
 Loans held for
  investment, net
  of unearned
  discount and
  deferred loan
  fees(1)........   1,344,975
                   -----------
 Total interest-
  earning
  assets.........   2,203,284
Less:
 Allowance for
  loan losses....     (24,880)
                   -----------
 Net interest-
  earning assets.   2,178,404
 Non-interest-
  earning assets.     238,779
                   -----------
 Total assets....  $2,417,183
                   ===========
Interest-bearing
 liabilities:
 Deposits........  $1,711,328
 Borrowings from
  FHLB...........      20,000
 Other
  borrowings.....     102,270
 Senior Notes....     219,858
 Remarketed Par
  Securities.....      70,000
                   -----------
 Total interest-
  bearing
  liabilities....   2,123,456
 Non-interest
  bearing
  liabilities....      60,206
 Shareholders'
  equity.........     233,521
                   -----------
 Total
  liabilities and
  shareholders'
  equity.........  $2,417,183
                   ===========
 Interest rate
  sensitivity
  gap(2).........  $   54,948
                   ===========
 Cumulative
  interest
  sensitivity
  Gap............
 Cumulative
  interest
  sensitivity gap
  as a percentage
  of total
  assets.........
 Cumulative net
  interest
  earning assets
  as a percentage
  of cumulative
  interest-
  bearing
  liabilities....      102.59%

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

  Additionally, certain assets, such as ARM's, have features which restrict changes in interest rates on a short term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those reflected in the table. Finally, the ability of many borrowers to service their may decrease in the event of an interest rate increase.

Average Balance Sheet

  The following tables set forth certain information relating to our company for 1998, 1997, and 1996. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The average balance of loans receivable includes loans on which we have discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields.

                                                        Year Ended December 31,
                          -------------------------------------------------------------------------------------
                                     1998                         1997                         1996
                          ---------------------------  ---------------------------  ---------------------------
                                              Yield/                       Yield/                       Yield/
                           Average            Average   Average            Average   Average            Average
                           Balance   Interest  Cost     Balance   Interest  Cost     Balance   Interest  Cost
                          ---------- -------- -------  ---------- -------- -------  ---------- -------- -------
                                                        (Dollars in thousands)
        ASSETS:
        -------

Interest-earning assets:
 Investments and
  interest-earning
  deposits..............  $  242,246 $ 28,674  11.84%  $  219,664 $ 24,157  11.00%  $  143,067 $  9,862   6.89%
 FHLB stock.............       5,031      291   5.78       10,334      619   5.99       15,853      945   5.96
 Loans held for sale....     232,670   31,375  13.48      507,225   65,561  12.93    1,140,790  101,170   8.87
 Loans held for
  investment, net(1)....   1,410,477  169,452  12.01    1,109,038  110,585   9.97      779,522   87,072  11.17
 Retained interest and
  capitalized excess
servicing fees
 receivable.............      31,956    6,048  18.93       29,064    2,678   9.21       53,052    8,422  15.87
                          ---------- -------- ------   ---------- -------- ------   ---------- -------- ------
   Total interest-
    earning assets......   1,922,380  235,840  12.27    1,875,325  203,600  10.86    2,132,284  207,471   9.73
                          ---------- -------- ------   ---------- -------- ------   ---------- -------- ------
Non interest-earning
 assets.................     316,116                      197,431                      163,055
Net assets of
 discontinued
 operations.............      45,477                      102,351                           --
                          ----------                   ----------                   ----------
   Total assets.........  $2,283,973                   $2,175,107                   $2,295,339
                          ==========                   ==========                   ==========
    LIABILITIES AND
 SHAREHOLDERS' EQUITY:
 ---------------------

Interest-bearing
 liabilities:
 Deposits...............  $1,512,057 $ 87,030   5.76%  $1,218,123 $ 71,014   5.83%  $1,063,799 $ 60,999   5.73%
 Borrowings from
  Imperial Bank.........         --       --     --           --       --     --         3,311      302   9.12
 Borrowings from FHLB...      24,451    1,631   6.67       57,154    3,327   5.82      201,693   12,055   5.98
 Other borrowings.......      69,844    4,150   5.94      327,076   17,896   5.47      645,313   52,050   8.07
 Senior Notes...........     219,837   22,392  10.19      209,672   21,671  10.34       88,365    8,955  10.13
 Remarketed Par
  Securities............      70,000    7,903  11.29       39,101    4,305  11.01          --       --     --
 Convertible
  subordinated
  debentures............         --       --     --           --       --     --        10,068      675   6.70
                          ---------- -------- ------   ---------- -------- ------   ---------- -------- ------
   Total interest-
    bearing liabilities.   1,896,189  123,106   6.49    1,851,126  118,213   6.39    2,012,549  135,036   6.71
                          ---------- -------- ------   ---------- -------- ------   ---------- -------- ------
Non interest-bearing
 liabilities............      95,122                       78,117                      115,962
Shareholders' equity....     292,662                      245,864                      166,828
                          ----------                   ----------                   ----------
   Total liabilities and
    shareholders'
    Equity..............  $2,283,973                   $2,175,107                   $2,295,339
                          ==========                   ==========                   ==========
Net interest rate
 spread.................             $112,734   5.78%             $ 85,387   4.47%             $ 72,435   3.02%
                                     ========                     ========                     ========
Net interest margin.....                        5.86%                        4.55%                        3.40%
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities............                      101.38%                      101.31%                      105.95%

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

 Rate/Volume Analysis

  The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our net interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), (iii) changes in interest due to both rate and volume and (iv) the net change.

                                                   Year Ended December 31,
                                                   -----------------------
                                    1998 Over 1997                            1997 Over 1996
                         ---------------------------------------  ----------------------------------------
                          Volume    Rate    Rate/Volume  Total     Volume     Rate    Rate/Volume  Total
                         --------  -------  ----------- --------  --------  --------  ----------- --------
                                                        (In thousands)
Increase/(decrease) in:
 Investments and
  interest- bearing
  deposits.............. $  2,484  $ 1,845    $   188   $  4,517  $  5,278  $  5,880    $ 3,137   $ 14,295
 FHLB stock.............     (318)     (22)        12       (328)     (329)        5         (2)      (326)
 Loans held for sale....  (35,500)   2,790     (1,476)   (34,186)  (56,197)   46,316    (25,728)   (35,609)
 Loans held for
  investment, net.......   30,053   22,624      6,190     58,867    36,807    (9,354)    (3,940)    23,513
 Retained interest and
  capitalized excess
  servicing fees
  receivable............      266    2,825        279      3,370    (3,807)   (3,533)     1,596     (5,744)
                         --------  -------    -------   --------  --------  --------   --------   --------
   Total interest
    income..............   (3,015)  30,062      5,193     32,240   (18,248)   39,314    (24,937)    (3,871)
                         --------  -------    -------   --------  --------  --------   --------   --------
 Deposits...............   17,136     (853)      (267)    16,016     8,843     1,064        108     10,015
 Borrowings from
  Imperial Bank.........      --       --         --         --       (302)      --         --        (302)
 FHLB borrowings........   (1,903)     486       (279)    (1,696)   (8,643)     (323)       238     (8,728)
 Other borrowings.......  (14,071)   1,537     (1,212)   (13,746)  (25,682)  (16,778)     8,306    (34,154)
 Senior Notes...........    1,051     (315)       (15)       721    12,288       186        242     12,716
 Remarketed Par
  Securities............    3,402      109         87      3,598     4,305       --         --       4,305
 Convertible Notes......      --       --         --         --       (675)      --         --        (675)
                         --------  -------    -------   --------  --------  --------   --------   --------
   Total interest
    expense.............    5,615      964     (1,686)     4,893    (9,866)  (15,851)     8,894    (16,823)
                         --------  -------    -------   --------  --------  --------   --------   --------
Change in net interest
 income................. $ (8,630) $29,098    $ 6,879   $ 27,347  $ (8,382) $ 55,165   $(33,831)  $ 12,952
                         ========  =======    =======   ========  ========  ========   ========   ========

Recent Accounting Pronouncements

  The Company is affected by recent accounting pronouncements. For a description of these standards and the effect, if any, adoption has had or will have on the Company's consolidated financial statements, see "Note 3 of Notes to Consolidated Financial Statements."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset/Liability Management and Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent Auditors' Report...............................................  76
Consolidated Balance Sheets................................................  77
Consolidated Statements of Operations and Comprehensive Income.............  78
Consolidated Statements of Changes in Shareholders' Equity.................  80
Consolidated Statements of Cash Flows......................................  81
Notes to Consolidated Financial Statements.................................  83

  All supplemental schedules are omitted as inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Imperial Credit Industries, Inc.:

  We have audited the accompanying consolidated balance sheets of Imperial Credit Industries, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imperial Credit Industries, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Los Angeles, California
January 26, 1999

                        IMPERIAL CREDIT INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                            December 31,
                                                        ----------------------
                                                           1998        1997
                                                        ----------  ----------
                        ASSETS
                        ------
Cash................................................... $  297,772  $   45,379
Interest bearing deposits..............................      1,415     103,738
Investment in Federal Home Loan Bank stock.............      4,657       5,646
Securities held for trading, at market.................    162,356     120,905
Securities available for sale, at market...............     68,410     100,917
Loans and leases held for sale, net....................    323,699     153,469
Loans and leases held for investment, net..............  1,320,095   1,252,487
Servicing rights.......................................      4,329       4,731
Retained interest in loan and lease securitizations....     27,011      22,895
Accrued interest receivable............................     10,114       9,687
Premises and equipment, net............................     11,664       7,583
Other real estate owned, net...........................      8,684      10,905
Goodwill...............................................     37,498      35,607
Investment in Southern Pacific Funding Corporation.....        --       65,303
Investment in Franchise Mortgage Acceptance Company....     56,334      53,099
Other assets...........................................     36,333      47,090
Net assets of discontinued operations..................     46,812      54,948
                                                        ----------  ----------
  Total assets......................................... $2,417,183  $2,094,389
                                                        ==========  ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Deposits............................................... $1,711,328  $1,156,022
Borrowings from Federal Home Loan Bank.................     20,000      45,000
Other borrowings.......................................    102,270     144,841
Remarketed Par Securities..............................     70,000      70,000
Senior Notes...........................................    219,858     219,813
Accrued interest payable...............................     25,421      21,484
Accrued income taxes payable...........................      3,840      76,048
Minority interest in consolidated subsidiaries.........      3,217       3,174
Other liabilities......................................     27,728      34,074
                                                        ----------  ----------
  Total liabilities....................................  2,183,662   1,770,456
                                                        ----------  ----------
Shareholders' equity:
Preferred stock, 8,000,000 shares authorized; none
 issued or outstanding.................................        --          --
Common stock, no par value. Authorized 80,000,000
 shares; 36,785,898 and 38,791,439 shares issued and
 outstanding at December 31, 1998 and 1997,
 respectively..........................................    129,609     147,109
Retained earnings......................................    101,265     174,898
Shares held in deferred executive compensation plan....      3,833         --
Accumulated other comprehensive (loss) income--
 unrealized (loss) gain on securities available for
 sale, net.............................................     (1,186)      1,926
                                                        ----------  ----------
  Total shareholders' equity...........................    233,521     323,933
                                                        ----------  ----------
  Total liabilities and shareholders' equity........... $2,417,183  $2,094,389
                                                        ==========  ==========

          See accompanying notes to consolidated financial statements

                        IMPERIAL CREDIT INDUSTRIES, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 (Dollars in thousands, except per share data)

                                                   Years Ended December 31,
                                                  -----------------------------
                                                    1998       1997      1996
                                                  ---------  --------  --------
Revenue:
 Interest on loans and leases.................... $ 200,827  $176,146  $188,242
 Interest on investments.........................    28,965    24,776    10,807
 Interest on other finance activities............     6,048     2,678     8,422
                                                  ---------  --------  --------
   Total interest income.........................   235,840   203,600   207,471
 Interest on deposits............................    87,030    71,014    60,999
 Interest on other borrowings....................     5,781    21,223    64,407
 Interest on long term debt......................    30,295    25,976     9,630
                                                  ---------  --------  --------
   Total interest expense........................   123,106   118,213   135,036
                                                  ---------  --------  --------
   Net interest income...........................   112,734    85,387    72,435
 Provision for loan and lease losses.............    15,450    20,975     9,773
                                                  ---------  --------  --------
 Net interest income after provision for loan
  and lease losses...............................    97,284    64,412    62,662
                                                  ---------  --------  --------
 Gain on sale of loans and leases................    14,888    69,737    88,156
 Loan servicing income...........................    11,983     9,474     1,680
 Investment banking and brokerage fees...........    18,463     7,702       --
 Asset management fees...........................     7,591     5,810     3,347
 Gain on termination of REIT advisory agreement..       --     19,046       --
 (Loss) gain on sale of securities...............      (592)  112,185    82,690
 Loss on impairment of equity securities.........  (120,138)      --        --
 Mark to market on securities and loans held for
  sale...........................................   (42,388)     (341)      --
 Gain on sale of servicing rights................       --        --      7,591
 Equity in net income of Southern Pacific
  Funding Corporation............................    12,739    25,869       --
 Equity in net income (loss) of Franchise
  Mortgage Acceptance Company....................     3,235    (3,050)      --
 Other income....................................    13,118     4,060    10,807
                                                  ---------  --------  --------
   Total other income............................   (81,101)  250,492   194,271
                                                  ---------  --------  --------
 Total revenue...................................    16,183   314,904   256,933
                                                  ---------  --------  --------
Expenses:
 Personnel expense...............................    61,636    51,609    48,355
 Amortization of servicing rights................     1,486     3,088     1,121
 Occupancy expense...............................     5,750     4,319     4,653
 Net (income) expenses of other real estate
  owned..........................................      (901)    6,527     7,014
 Professional services...........................    10,848     9,665     9,559
 Telephone and other communications..............     3,692     2,222     2,917
 Amortization of Goodwill........................     2,686     2,491     1,875
 Loss on restructuring of loan to
  Dabney/Resnick/Imperial, LLC...................       --      3,709       --
 Provision for loss on repurchase of former
  mortgage banking loans.........................     4,750     5,400       --
 General and administrative expense..............    30,889    25,831    23,555
                                                  ---------  --------  --------
   Total expenses................................   120,836   114,861    99,049
                                                  ---------  --------  --------
 (Loss) income from continuing operations before
  income taxes, minority interest and
  extraordinary item.............................  (104,653)  200,043   157,884
 Income taxes....................................   (44,064)   74,267    69,874
 Minority interest in (loss) income of
  consolidated subsidiaries......................    (1,464)   10,513    12,026
                                                  ---------  --------  --------
 (Loss) income from continuing operations before
  extraordinary item.............................   (59,125)  115,263    75,984
 Loss from discontinued operations of AMN (net
  of $2.1 million and $15.5 million of income
  taxes in 1998 and 1997, respectively)..........    (3,232)  (25,347)      --
 Loss on disposal of AMN including provision of
  $3.7 million for operating losses during
  phase-out period (net of $6.6 million of
  income taxes)..................................   (11,276)      --        --
                                                  ---------  --------  --------
 (Loss) income before extraordinary item.........   (73,633)   89,916    75,984
 Extraordinary item--Loss on early
  extinguishment of debt, net of income taxes....       --     (3,995)      --
                                                  ---------  --------  --------
   Net (loss) income............................. $ (73,633) $ 85,921  $ 75,984
                                                  =========  ========  ========
Other Comprehensive income:
 Unrealized (losses) gains on securities
  available for sale.............................    (5,333)    3,332     3,132
 Reclassification adjustment for (gains) loss
  included in noninterest income.................       (53)   (8,668)      --
 Income taxes....................................    (2,274)   (2,252)    1,333
                                                  ---------  --------  --------
   Other comprehensive (loss) income.............    (3,112)   (3,084)    1,799
                                                  ---------  --------  --------
   Comprehensive (loss) income................... $ (76,745) $ 82,837  $ 77,783
                                                  =========  ========  ========

          See accompanying notes to consolidated financial statements.

                        IMPERIAL CREDIT INDUSTRIES, INC.

                 (Dollars in thousands, except per share data)

                                                     Years Ended December 31,
                                                    ----------------------------
                                                      1998      1997      1996
                                                    --------  --------  --------
Basic (loss) income per share:
 (Loss) income from continuing operations before
  extraordinary item..............................  $  (1.55) $   2.99  $   2.11
 Loss from discontinued operations, net of income
  taxes...........................................     (0.08)    (0.66)      --
 Loss on disposal of AMN, net of income taxes.....     (0.30)      --        --
 Extraordinary item--Loss on early extinguishment
  of debt, net of income taxes....................       --      (0.10)      --
                                                    --------  --------  --------
 Net (loss) income per common share...............  $  (1.93) $   2.23  $   2.11
                                                    ========  ========  ========
Diluted (loss) income per share:
 (Loss) income from continuing operations before
  extraordinary item..............................  $  (1.55) $   2.82  $   1.95
 Loss from discontinued operations, net of income
  taxes...........................................     (0.08)    (0.62)      --
 Loss on disposal of AMN, net of income taxes.....     (0.30)      --        --
 Extraordinary item--Loss on early extinguishment
  of debt, net of income taxes....................       --      (0.10)      --
                                                    --------  --------  --------
 Net (loss) income per common share...............  $  (1.93) $   2.10  $   1.95
                                                    ========  ========  ========




          See accompanying notes to consolidated financial statements.

                        IMPERIAL CREDIT INDUSTRIES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                    Accumulated
                            Common                         Shares      Other         Total
                            Shares     Common   Retained  Held in  Comprehensive Shareholders'
                          Outstanding  Stock    Earnings  DEC Plan Income (Loss)    Equity
                          ----------- --------  --------  -------- ------------- -------------
                                                    (In thousands)
Balance, December 31,
 1995...................    34,990    $ 77,898  $ 12,993   $  --      $ 3,211      $ 94,102
Exercise of stock
 options................       868       1,671       --       --          --          1,671
Issuance of common
 stock..................     2,440      59,228       --       --          --         59,228
Unrealized appreciation
 on securities available
 for sale, net..........       --          --        --       --        1,799         1,799
Tax benefit from
 exercise of stock
 options................       --        6,851       --       --          --          6,851
Repurchase and
 retirement of stock....        (7)       (127)      --       --          --           (127)
Net income, 1996........       --          --     75,984      --          --         75,984
                            ------    --------  --------   ------     -------      --------
Balance, December 31,
 1996...................    38,291     145,521    88,977      --        5,010       239,508
Exercise of stock
 options................       530       1,332       --       --          --          1,332
Unrealized depreciation
 on securities available
 for sale, net..........       --          --        --       --       (3,084)       (3,084)
Tax benefit from
 exercise of stock
 options................       --          807       --       --          --            807
Repurchase and
 retirement of stock and
 warrants...............       (30)       (551)      --       --          --           (551)
Net income, 1997........       --          --     85,921      --          --         85,921
                            ------    --------  --------   ------     -------      --------
Balance, December 31,
 1997...................    38,791     147,109   174,898      --        1,926       323,933
Exercise of stock
 options................       244       1,037       --       --          --          1,037
Stock held for deferred
 compensation plan......       --       (3,833)      --     3,833         --            --
Issuance of common stock
 for Statewide
 Documentation, Inc.
 acquisition............       236       5,000       --       --          --          5,000
Unrealized depreciation
 on securities available
 for sale, net..........       --          --        --       --       (3,112)       (3,112)
Tax benefit from
 exercise of stock
 options................       --        4,601       --       --          --          4,601
Repurchase and
 retirement of stock and
 warrants...............    (2,485)    (24,305)      --       --          --        (24,305)
Net loss, 1998..........       --          --    (73,633)     --          --        (73,633)
                            ------    --------  --------   ------     -------      --------
Balance, December 31,
 1998...................    36,786    $129,609  $101,265   $3,833     $(1,186)     $233,521
                            ======    ========  ========   ======     =======      ========

          See accompanying notes to consolidated financial statements.

                        IMPERIAL CREDIT INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Years ended December 31,
                                           -----------------------------------
                                             1998        1997         1996
                                           ---------  -----------  -----------
                                                    (In thousands)
Cash flows from operating activities:
  (Loss) income from continuing
   operations............................. $ (59,125) $   115,263  $    75,984
  Adjustments to reconcile (loss) income
   from continuing operations to net cash
   provided by (used in) operating
   activities:
    Cash used in discontinued operations..    (1,824)     (22,112)         --
    Provision for loan and lease losses...    15,450       20,975        9,773
    Loss on impairment of equity
     securities...........................   120,138          --           --
    Mark to market on securities and loans
     held for sale........................    42,388          --           --
    Loss on restructuring of loan to
     Dabney/Resnick/Imperial, LLC.........       --         3,709          --
    Provision for loss on repurchase of
     former mortgage banking loans........     4,750        5,400          --
    Loss on closure of mortgage banking
     operation............................       --           --         3,800
    Depreciation..........................     3,714        4,180        3,483
    Amortization of goodwill..............     2,686        2,491        1,875
    Amortization of servicing rights......     1,486        3,088        1,121
    Accretion of discount.................    (6,048)      (2,678)      (8,422)
    Gain on sale of servicing rights......       --           --        (7,591)
    Gain on sale of loans and leases......   (14,888)     (69,737)     (88,156)
    Loss (gain) on sale of stock..........       592     (112,185)     (82,690)
    Gain on termination of REIT advisory
     agreement............................       --       (19,046)         --
    Equity in net earnings of SPFC........   (12,739)     (25,869)         --
    Equity in net (earnings) loss of FMC..    (3,235)       3,050          --
    Loss on sale of OREO..................       597        4,453        2,843
    Writedowns of capitalized excess
     servicing............................       --           --         4,675
    (Recovery) writedowns on other real
     estate owned.........................    (2,075)         892        3,252
    (Benefit) provision for deferred
     income taxes.........................   (55,540)      40,294       22,104
    Originations of loans held for sale...  (660,000)  (1,061,500)  (1,939,200)
    Purchase of trading securities........  (146,187)    (126,083)     (25,180)
    Sales of trading securities...........   113,819       48,369          --
    Sales and collections on loans held
     for sale.............................   673,426    1,149,839    2,159,055
    Net change in capitalized excess
     servicing............................       --           --        33,234
    Other, net............................   (54,520)      55,770     (201,095)
                                           ---------  -----------  -----------
Net cash (used in) provided by operating
 activities...............................   (37,135)      18,563      (31,135)
                                           ---------  -----------  -----------
Cash flows from investing activities:
  Net decrease (increase) in interest
   bearing deposits.......................   102,323     (100,369)     264,407
  Proceeds from sale of servicing rights..       --         2,213       10,011
  Proceeds from sale of other real estate
   owned..................................    13,743       21,171        1,202
  Purchase of securities available for
   sale...................................   (17,551)     (42,938)     (48,553)
  Sales of securities available for sale..     8,818        5,404          --
  Net change in loans held for investment.  (276,629)    (173,965)     (27,651)
  Purchases of premises and equipment.....    (7,833)      (4,549)      (5,442)
  Proceeds from sale of stock.............       867       85,388       64,625
  Purchases of Federal Home Loan Bank
   stock..................................       --        (3,634)      (7,652)
  Redemption of stock in Federal Home Loan
   Bank...................................     1,280       15,140       13,250
  Cash utilized for acquisitions..........       --      (124,488)     (20,020)
                                           ---------  -----------  -----------
Net cash (used in) provided by investing
 activities...............................  (174,982)    (320,627)     244,177
                                           ---------  -----------  -----------

                        IMPERIAL CREDIT INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                  Years ended December 31,
                                                ------------------------------
                                                  1998      1997       1996
                                                --------  ---------  ---------
                                                       (In thousands)
Cash flows from financing activities:
  Net increase (decrease) in deposits.......... $555,306  $  86,838  $ (23,805)
  Advances from Federal Home Loan Bank.........   44,500     50,000    434,000
  Repayments of advances from Federal Home Loan
   Bank........................................  (69,500)  (145,500)  (483,500)
  Proceeds from issuance of convertible
   subordinated debentures.....................      --         --      72,162
  (Decrease) increase in other borrowings......  (42,571)   143,505   (186,463)
  Repayment of bonds...........................      --         --    (111,995)
  Proceeds from issuance of Senior Notes due
   2007........................................      --     194,500        --
  Proceeds from issuance of Remarketed Par
   Securities..................................      --      68,075        --
  Repayments of Senior Notes due 2004..........      --     (73,241)       --
  Proceeds from resale of Senior Notes due
   2004........................................      --         --       7,384
  Proceeds from issuance of common stock.......      --         --      59,228
  Repurchase and retirement of common stock and
   warrants....................................  (24,305)      (551)      (127)
  Net change in minority interest..............       43    (51,762)    53,484
  Proceeds from exercise of stock options......    1,037      1,332      1,671
                                                --------  ---------  ---------
Net cash provided by (used in) financing
 activities....................................  464,510    273,196   (177,961)
Net change in cash.............................  252,393    (28,868)    35,081
Cash at beginning of year......................   45,379     74,247     39,166
                                                --------  ---------  ---------
Cash at end of year............................ $297,772  $  45,379  $  74,247
                                                ========  =========  =========


          See accompanying notes to consolidated financial statements.

                       IMPERIAL CREDIT INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years ended December 31, 1998, 1997 and 1996

1. Organization

  Imperial Credit Industries, Inc., was incorporated in 1986 in the State of California. The consolidated financial statements include Imperial Credit Industries, Inc. ("ICII"), and its wholly or majority owned consolidated subsidiaries (collectively, the "Company"). The wholly-owned subsidiaries include but are not limited to Southern Pacific Bank ("SPB"), Imperial Business Credit Inc. ("IBC"), Imperial Credit Commercial Asset Management Corporation ("ICCAMC"), Statewide Documentation Services, Inc. ("SDI") and Imperial Credit Asset Management, Inc. ("ICAM"). Imperial Capital Group, LLC ("ICG") is a majority owned consolidated subsidiary which is approximately 60% owned by the Company and approximately 40% owned by ICG's management. The Company's significant equity investment in a publicly traded company is Franchise Mortgage Acceptance Company ("FMC") (Nasdaq Symbol: FMAX). FMC was a former consolidated subsidiary of the Company. All material intercompany balances and transactions with consolidated subsidiaries have been eliminated.

2. Operating Activities

 General Business Activities

  In 1995, the Company began to diversify away from the conforming residential mortgage lending business, the Company's traditional focus, and into other select lending businesses. The Company expanded several existing businesses and commenced several new businesses, including non-conforming residential mortgage banking, commercial mortgage banking, business lending and consumer lending. The Company's loans and leases by operating segments consist primarily of the following: commercial mortgage banking, income producing property loans and business lending--equipment leasing, asset-based lending, and participations in syndicated commercial loans. The Company solicits loans and leases from brokers on a wholesale and portfolio basis and originates loans directly with borrowers. The majority of the Company's loans and leases are funded by FDIC insured deposits at SPB.

 Coast Business Credit

  Coast Business Credit ("CBC"), a divison of SPB, was acquired from Coast Federal Bank in 1995 and provides senior loans that are secured by the assets of the borrower. Coast is headquartered in Los Angeles, California, and it has 3 loan production offices in California and has opened additional offices in Atlanta, Baltimore, Chicago, Cleveland, Detroit, Houston, Minneapolis, Phoenix, Portland, Providence and Seattle. At December 31, 1998 and 1997, CBC had total commitments of $1.1 billion and $803.3 million, of which $633.3 million and $484.8 million of loans were outstanding, respectively.

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

  PrinCap's primary business is residential mortgage warehouse lending to small to medium sized brokers and mortgage bankers on a national basis. At December 31, 1998 PrinCap had commitments outstanding and loans of $401.5 million and $181.0 million, repectively, as compared to $124.6 million and $122.5 million, respectively, at December 31, 1997.

                       IMPERIAL CREDIT INDUSTRIES, INC.

 Income Property Lending Division

  The Income Property Lending Division ("IPL") of SPB was formed in February 1994 to expand our apartment and commercial property lending business. As of December 31, 1998, it had 24 loan origination offices in California, Washington, Oregon, Colorado, Texas, Arizona, Illinois, Minnesota, Michigan, Ohio, Georgia, Massachusetts, Florida and New Jersey.

  At December 31, 1998 and 1997, IPL's loans outstanding were $225.7 million and $157.2 million, respectively. For the year ended December 31, 1998 and 1997, IPL originated $366.1 million and $295.9 million of loans, respectively.

 Loan Participation and Investment Group

  The Loan Participation and Investment Group ("LPIG") was formed by SPB in September 1995. This Group invests in and purchases senior secured debt of other companies (referred to as a "participation") in the secondary market. At December 31, 1998, LPIG had commitments and outstanding loans of $523.3 million and $222.1 million, respectively, as compared to $483.7 million and $196.4 million, respectively at December 31, 1997.

 Imperial Credit Commercial Asset Management Corp.

  ICCAMC, a wholly-owned subsidiary, manages the day to day operations of Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC"), a real estate investment trust which invests primarily in performing multi-family and commercial real estate loans and mortgage-backed securities. In October 1997, ICCMIC completed its initial public offering and sold approximately 34.5 million shares of common stock at $15.00 per share resulting in net proceeds of approximately $481.2 million. The Company purchased 2,970,000 shares of ICCMIC common stock in the offering and an additional 100,000 shares in December 1997 for a total of $43.0 million. As of December 31, 1998, the Company owned 10.8% of the common stock of ICCMIC. For the year ended December 31, 1998 and from the period of initial public offering (October 1997) through December 31, 1997, ICCAMC earned $6.3 million and $940,000, respectively, in management fees from ICCMIC. In addition, the Company has received cash dividends of $3.6 million and $399,000 during the year ended December 31, 1998 and from the period of initial public offering (October 1997) through December 31, 1997, respectively. During the third quarter of 1998 the market value of the Company's equity holdings in ICCMIC declined substantially to $9.75 per common share as compared to the Company's book value of $13.98 per common share.

  Management judged the decline in ICCMIC's stock price to be other than temporary and, therefore, the Company wrote-down its investment in ICCMIC to $9.75 per common share and recorded a pretax writedown of $13.0 million. The carying value of the company's investment in ICCMIC was $9.375 per share as of December 31, 1998.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  Total revenue and expenses from ICCAMC for the years ended December 31, 1998 and 1997 were $6.3 million and $3.0 million and $940,000 and $499,000, respectively.

 Imperial Credit Asset Management, Inc.

  Imperial Credit Asset Management, Inc. ("ICAM") was formed in April 1998. ICAM manages Pacifica Partners I L.P., Cambria Investment Partnership I, L.P., and Catalina Investment Partnership I, L.P. Pacifica Partners I is a $500 million collateralized loan obligation fund the Company launched in August 1998. Pacifica Partners I's assets consist of approximately $400 million in nationally syndicated bank loans and approximately $100 million in high yield bonds. Cambria is a hedge fund that invests in syndicated bank loans. At December 31, 1998, Cambria had total assets under management of approximately $130.0 million.

 Imperial Capital Group

  In 1996, the Company acquired a 1% interest in Dabney/Resnick/Imperial LLC ("DRI"), an investment banking firm located in Beverly Hills, California and purchased a warrant to acquire an additional 48% ownership. During the fourth quarter of 1997, the Company formed a new subsidiary, ICG, which includes a registered broker/dealer and an asset management company offering individual and corporate investors a wide range of financial products and services. For the year ended December 31, 1997, in connection with the formation of ICG, the Company recognized a pre-tax charge of $3.7 million relating to the restructuring of its loan to DRI. As part of the DRI restructuring, substantially all of the assets and personnel of DRI were acquired or hired by ICG. During the year ended December 31, 1998 and the fourth quarter of 1997, ICG raised $190 million and $323 million for corporate clients through private placement debt and equity offerings generating investment banking and brokerage fees of $18.5 million and $7.7 million, respectively. At December 31, 1998, the Company's ownership interest in ICG was approximately 60%.

 Imperial Business Credit

  The Company conducts its commercial equipment leasing business through its wholly owned subsidiary, IBC. IBC began its commercial leasing business through the acquisition of First Concord Acceptance Corporation in 1995 and Avco Leasing Services, Inc. in 1996. IBC's lease originations were $114.3 million and $151.3 million, and it securitized and sold $118.7 million and $213.6 million during the years ended December 31, 1998, and 1997, respectively.

 Franchise Mortgage Acceptance Company

  On June 30, 1995, the Company completed the acquisition of certain net assets from Greenwich Capital Financial Products, Inc. and formed Franchise Mortgage Acceptance Company LLC ("FMAC"), a limited liability company, in which the Company had a 66.7% ownership interest. The acquisition was accounted for as a purchase and the purchase price of $7.6 million, which included $3.8 million in contingent consideration for loans in the pipeline, was allocated to the net assets acquired based on their fair value resulting in goodwill of approximately $4.0 million. The Company's franchise lending business was conducted through FMAC until November 1997, at which time FMAC merged into FMC, a Delaware corporation formed for the purpose of succeeding to the business of FMAC, and FMC completed an initial public offering of its common stock. The Company sold into FMC's initial public offering 3,568,175 shares at $18.00 per share generating net proceeds of $59.7 million and a gain of $48.9 million. Additionally, the Company recognized a gain of $43.2 million resulting from the adjustment in the basis of its investment in FMC due to the offering and its reduced ownership percentage. At December 31, 1998 and 1997, the Company owned 11,023,492 shares or 38.4% of FMC common stock. Accordingly, FMC's operating results were no longer consolidated with those of the Company and the Company's investment in FMC is accounted for under the equity method. The market price of FMC common stock at December 31, 1998 was $7.75 per share.

                       IMPERIAL CREDIT INDUSTRIES, INC.

Impac Mortgage Holdings, Inc. and Impac Funding Corporation

  During 1995, the Company sold its mortgage conduit operations and SPB's warehouse lending operations to Impac Mortgage Holdings, Inc. ("IMH"), formerly Imperial Credit Mortgage Holdings, Inc. In exchange for these assets, the Company received approximately 11.8% of the common stock of IMH. Additionally, Imperial Credit Advisors, Inc. ("ICAI") entered into a management agreement with IMH pursuant to which ICAI advised upon the day-to-day operations of IMH and for which it was paid a management fee. During 1997, the Company sold its common stock interest in IMH for a gain of approximately $11.5 million. In December 1997, IMH and the Company negotiated a termination of the management agreement (the "Termination Agreement"). The consideration received by the Company pursuant to the Termination Agreement was $44 million, comprised of 2,009,310 shares of IMH common stock and certain securitization-related assets. Additionally, the Company agreed to cancel its note receivable from ICI Funding Corporation ("ICIFC"), a former subsidiary of ICII which is now known as Impac Funding Corporation and is the origination unit of IMH, in the amount of $29.1 million. During the first quarter of 1997, the Company disposed of its common stock interest in ICIFC at a loss of $100,000.

  At December 31, 1997, the IMH common stock and the securitization-related assets were recorded by the Company at their estimated fair values of approximately $35.0 million and $13.1 million, respectively, for a total of $48.1 million. This amount, when netted with the $29.1 million cancellation of the ICIFC note receivable, resulted in the gain on termination of the management agreement of approximately $19.0 million. During the third quarter of 1998 the market value of the Company's equity holdings in IMH declined substantially. Management judged the decline in IMH's stock price to be other than temporary, therefore, the Company recorded a pre-tax writedown of $24.5 million. This writedown reduced the Company's book value from $17.88 to $5.00 per common share. At December 31, 1998, the Company owned 1,887,110 common shares or 7.68% of the outstanding common shares of IMH. The company's carrying value of IMH stock was $4.56 per share at December 31, 1998.

 Southern Pacific Funding Corporation

  In 1996, a substantial portion of the Company's operations were conducted through its sub-prime residential lending subsidiary, Southern Pacific Funding Corporation ("SPFC"). In June 1996, SPFC completed an initial public offering of its common stock pursuant to which ICII was a selling shareholder. SPFC and the Company sold 5.2 million shares and 3.5 million shares, respectively, at $11.33 per share. In a secondary offering, the Company sold 1.5 million SPFC shares at $19.83 per share. The Company recognized a gain on sale of the SPFC shares it owned of $51.2 million, which is net of offering expenses and the Company's cost basis in the shares. The Company also recognized a gain of $31.4 million related to the stock sold by SPFC. The gain related to the stock sold by SPFC is based on the difference between the Company's equity ownership in SPFC after the sale and such equity ownership prior to the sale, using the Company's respective SPFC ownership percentages. During the first quarter of 1997, the Company sold 370,000 shares of SPFC common stock at $16.63 per share generating net proceeds of $6.2 million and a gain of $4.3 million. Such transactions reduced the Company's ownership percentage in SPFC from 51.2% at December 31, 1996, to 49.4% at March 31, 1997. Accordingly, SPFC's operating results were no longer consolidated with those of the Company and the Company's investment in SPFC is accounted for under the equity method.

  During the third quarter of 1997, the Company sold an additional 500,000 shares of SPFC common stock generating net proceeds of $7.6 million and a gain of $5.2 million, reducing the Company's ownership percentage to 9,742,500 common shares or 47.0% of SPFC's outstanding common stock at December 31, 1997. The Company did not sell shares of SPFC stock during the year ended December 31, 1998.

  On October 1, 1998, SPFC petitioned for Chapter 11 bankruptcy protection under the Federal bankruptcy laws in the U.S. Bankruptcy Court for the District of Oregon. As a result of SPFC declaring Chapter 11

                       IMPERIAL CREDIT INDUSTRIES, INC.

bankruptcy and the resultant decline in its common stock to below one dollar per share, the Company wrote-off its total investment in and loan to SPFC. The write-off was $82.6 million for the year ended December 31, 1998.

3. Summary of Significant Accounting Policies

 Basis of Presentation

  The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Significant balance sheet items which could be materially affected by such estimates include: the allowance for loan and lease losses, securities held for sale or available for sale, and the carrying value of the Company's trading securities securitization related assets and loans held for sale. Actual results could differ significantly from management's estimates. Prior years' consolidated financial statements have been reclassified to conform to the 1998 presentation including the discontinuation of the operations of AMN in 1998. Factors affecting the comparability of the financial statements between periods include the deconsolidation of FMC in the fourth quarter of 1997 and the deconsolidation of SPFC in the first quarter of 1997.

  The Company operates in several segments as more fully described in note 14. These segments are managed separately because each requires different levels of resources and serves different markets. The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," during 1998 and has provided the required segment disclosures for 1998, 1997 and 1996 in note 14.

 Investment Securities

  The Company classifies investment securities as trading or available for sale. Securities held for trading are reported at fair value with unrealized gains and losses included in operations, and securities available for sale are reported at fair value with unrealized gains and losses, net of related income taxes, included as a separate component of shareholders' equity in accumulated other comprehensive income.

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

 Loans and Leases Held for Sale

  Loans and leases held for sale are carried at the lower of aggregate cost or market, which is based on sale commitments or prices for similar products.

  Loans and leases which are ineligible for sale, generally those 90 days past due, are transferred to loans held for investment at the lower of cost or market on the date of transfer.

 Loans and Leases Held for Investment

  Loans and leases held for investment are recorded at the contractual amounts owed by borrowers adjusted for unamortized discounts, premiums, unearned income, undisbursed funds, deferred loan fees and the allowance for loan and lease losses. Interest income is recorded on the accrual basis in accordance with the terms of receivables, except that interest accruals are discontinued when the payment of principal or interest is 90 or more

                       IMPERIAL CREDIT INDUSTRIES, INC.

days past due or when repayment of principal and interest in full is doubtful. In general, payments received on nonaccrual loans are applied to the principal outstanding until the loan is restored to accrual status.

  A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan or (iii) the fair value of the collateral. If the recorded investment of the loan exceeds the measure of impairment , a valuation allowance is recorded in the amount of the excess. For all loans secured by real estate, the Company measures impairment by utilizing the fair value of the collateral; for other loans, discounted cash flows are used to measure impairment. The Company's income recognition policies for impaired loans are consistent with those on nonaccrual loans. All loans designated as impaired are either placed on nonaccrual status or are designated as restructured. Payments received on impaired loans are applied to the principal outstanding until the loan is returned to accrual status.

  On an ongoing basis, management monitors the loan and lease portfolio and evaluates the adequacy of the allowance for loan and lease losses. In determining the adequacy of the allowance for loan and lease losses, management considers such factors as historical loss experience, underlying collateral values, known problem loans, evaluations made by bank regulatory authorities, assessment of economic conditions and other appropriate data to identify the risks in the loan and lease portfolio. The amount of the allowance for loan and lease losses is based on estimates and ultimate losses may vary from current estimates. Loans deemed by management to be uncollectible are charged to the allowance for loan and lease losses. Recoveries on loans previously charged off are credited to the allowance for loan losses. Provisions for loan and lease losses are charged to expense and credited to the allowance for loan and lease losses in amounts that satisfy regulatory requirements and are deemed appropriate by management based upon its evaluation of the known and inherent risks in the portfolio.

  Management believes that the allowance for loan and lease losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the SPB allowance for loan losses. Such agencies may require SPB to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

 Servicing Assets

  Servicing assets are recorded when the Company sells or securitizes loans and retains the servicing rights. The total cost of the mortgage loans is allocated to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Purchased servicing rights represent the cost of acquiring the rights. Servicing rights are amortized in proportion to, and over the period of, estimated future net servicing income.

  The Company assesses the servicing rights portfolio for impairment based on the fair value of those rights with any impairment recognized through a valuation allowance. In order to determine the fair value of the loan servicing assets, the company uses market prices under comparable servicing sales contracts, when available. Alternatively, it uses a valuation model that calculates the present value of future cash flows. Assumptions used in the valuation model include market discount rates, estimated default rates and estimated prepayment speeds. Prepayment speeds and default estimates are based on the actual prepayment and default histories of the underlying loan pool.

                       IMPERIAL CREDIT INDUSTRIES, INC.

 Retained Interest in Loan and Lease Securitizations

  The Company adopted on January 1, 1997, Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities". This statement specifies when financial assets and liabilities are to be removed from an entity's financial statements, the accounting for servicing assets and liabilities and the accounting for assets that can be contractually prepaid in such a way that the holder would not recover substantially all of its recorded investment.

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

  The Company may create retained interests in loan and lease securitizations as a result of the sale of loans and leases into securitization trusts. Loan and lease securitizations have specific credit enhancement requirements in the form of overcollateralization which must be met before the Company receives cash flows due. As the securitized assets generate excess cash flows, they are initially used to pay down the balance of the pass-through certificates until such time as the ratio of securitized assets to pass-through certificates reaches the overcollateralization requirement specified in each securitization.

  This overcollateralization amount is carried on the balance sheet as retained interest in loan and lease securitizations. After the overcollateralization requirement and the other requirements specified in the pooling and servicing agreement have been met, the Company begins to receive the cash flows from any subordinated bonds or residual interests retained on a monthly basis. Retained interest in loan and lease securitizations is classified as a trading asset. To the extent that the future performance results are less than the Company's initial performance estimates, the Company's retained interest in loan and lease securitizations will be written down through a charge to operations. Accretion of income under the interest method on retained interest in securitizations is included in the caption "Interest on other financing activities" in the accompanying consolidated statements of operations and comprehensive income (loss).

  In determining the estimated fair values of the retained interest in loan and lease securitizations, the Company estimates the cash flows received by the Company after being released by the respective trust and discounts such cash flows at interest rates determined by management to be rates market participants would use in similar circumstances. Discount rates ranged from and 14% to 28% and 11% to 28%, as of and for the years ended December 31, 1998 and 1997, respectively. Quoted market prices are not available as no active market exists for retained interest in loan and lease securitizations. In estimating the cash flows, the Company considers default and prepayment rates. The default rates used by the Company as of and for the years ended
December 31, 1998 and 1997 have ranged from 1% to 8% and 2.0% to 18.5%, respectively, and the prepayment rates used by the Company have ranged from 4% to 55% and 0.25% to 48.0%, respectively.

                       IMPERIAL CREDIT INDUSTRIES, INC.

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

 Other Real Estate Owned

  Foreclosed real estate is transferred from the loan portfolio at the lower of the carrying value of the loan or net fair value of the property less estimated selling costs and is classified as other real estate owned ("OREO"). The excess carrying value, if any, of the loan over the estimated fair value of the collateral based on appraisal or broker opinion of value less estimated selling costs is charged to the allowance for loan losses. Any subsequent impairments in value are recognized through a valuation allowance. Gains and losses from sales of OREO, provisions for losses on OREO, and net operating expenses of OREO are recorded in operations and

                       IMPERIAL CREDIT INDUSTRIES, INC.

included in the caption "net expenses of other real estate owned" in the accompanying consolidated statements of operations and comprehensive income
(loss).

 Income Taxes

  The Company files a combined California franchise tax return and a consolidated Federal income tax return with all of its operating subsidiaries except ICG. The Company accounts for income taxes using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 Goodwill

  Goodwill is amortized on a straight-line basis over its estimated useful life of 15 years. Goodwill is reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the asset. Impairment is measured by discounting operating income of the related entity at an appropriate discount rate. At December 31, 1998 and 1997, Goodwill is presented net of accumulated amortization of $7.4 million and $4.7 million, respectively.

 Debt Issue Costs

  Capitalized debt issue costs are included in Other Assets and are amortized to interest expense over the life of the related debt using the interest method.

 Hedging Loans Held for Sale

  The Company regularly sells or securitizes fixed and variable rate mortgage loans. To offset the effects of interest rate fluctuations on the value of its fixed-rate loans held for sale, the Company in certain cases will hedge its interest rate risk related to loans held for sale by selling United States Treasury futures contracts. Unrealized and realized gains and losses on such positions are deferred as an adjustment to the carrying value of loans and leases held for sale and included in income as gain or loss on sale of loans when the related loans are sold.

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

 Total Rate of Return Swaps

  The Company has entered into total rate of return swap contracts with various investment bank counterparties, the provisions of which entitle the Company to receive the total return on various commercial and income property loans and securities in exchange for a floating payment of one month LIBOR plus a spread.

                       IMPERIAL CREDIT INDUSTRIES, INC.

These contracts are off-balance sheet financial instruments. The Company's cash collateral held by the counterparties is included in trading securities. Net income or expense on these contracts is included in interest income, and the contracts are carried at their estimated fair values.

 Equity Investments

  Equity investments are carried under the equity method of accounting. Accordingly, the Company records as a part of its earnings its ownership percentage of the equity investment's net income. Dividends received from such subsidiaries, if any, are credited to the investment balance and not recorded as earnings.

  The Company records gains from the sale of stock in subsidiaries carried under the equity method based on the difference between the Company's equity ownership after the sale and such equity ownership prior to the sale, using the Company's respective ownership percentages. Deferred income tax liabilities on such gains are accrued at the time such gains are recognized.

 Stock Based Compensation

  As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company provides the pro forma and plan disclosures as set forth in SFAS 123.

 Comprehensive Income

  The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," during 1998 and has elected to present a statement of operations and comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Comprehensive income generally includes net income, foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on investments in certain debt and equity investments (i.e., securities available for sale). Adoption of this accounting standard had no impact on the Company's financial condition and results of operations, as the standard is one of disclosure only.

 Income (Loss) Per Share

  Diluted loss per share for 1998 was calculated using the weighted average number of shares outstanding for the year ended December 31, 1998. Diluted income per share for 1997 and 1996 were calculated using the weighted average number of diluted common shares outstanding including common stock equivalents which consist of certain outstanding dilutive stock options. The following table reconciles the number of shares used in the computations of basic and diluted income (loss) per share for the years ended December 31:

                                                   1998       1997       1996
                                                ---------- ---------- ----------
   Weighted-average common shares outstanding
    during the year used to compute basic
    income per share..........................  38,228,325 38,610,952 36,062,776
   Assumed common shares issued on exercise of
    dilutive stock Options....................         --   2,244,321  2,912,058
                                                ---------- ---------- ----------
   Number of common shares used to compute
    diluted income per share..................  38,228,325 40,855,273 38,974,834
                                                ========== ========== ==========

                       IMPERIAL CREDIT INDUSTRIES, INC.

 Recent Accounting Pronouncements

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities.

  It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as
(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign-currency-denominated forecasted transaction.

  Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for the Company on January 1, 2000. Management is in the process of determining what effect, if any, adoption of this statement will have on the financial position and results of operations of the Company.

  In October 1998, the Financial Accounting Standards Board "FASB" issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65." Under SFAS 134, after the securitization of a mortgage loan held for sale, any retained mortgage-backed securities shall be classified in accordance with the provisions of Statement
115. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. SFAS 134 is effective for the first quarter beginning after December 15, 1998 and enterprises may reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place when the Statement is initially applied. Management does not believe the adoption of this statement will have a significant impact on the financial position or results of operations of the Company.

                        IMPERIAL CREDIT INDUSTRIES, INC.

4. Supplemental Disclosure of Cash Flow Information

  The following information supplements the statements of cash flows:

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
                                                         (In thousands)
Cash paid during the period for:
  Interest........................................ $119,169  $119,144  $134,251
  Income taxes....................................    5,884    24,611    24,134

Significant non-cash activities:
  Loans transferred from held for investment to
   held for sale..................................  197,518       --        --
  Loans transferred to OREO or repossessed assets.   10,046    29,359    14,203
  Loans transferred from held for sale to held for
   investment.....................................      --     37,007   197,141
  Loans to facilitate the sale of OREO............    1,011     2,347     1,871
  Retained interest in loan and lease
   securitizations capitalized....................    7,182    23,592     6,908
  Transfer of securities from available for sale
   to trading.....................................      --     15,178       --
  Securities received in consideration of IMH
   Termination Agreement..........................      --     48,167       --
  Cancellation of note receivable from ICIFC in
   consideration of IMH Termination Agreement.....      --     29,121       --
  Change in unrealized gain (loss) on securities
   available for sale.............................   (3,112)   (3,084)    1,799

Deconsolidation of SPFC, ICIFC and FMAC:
  Decrease in loans held for sale.................      --    768,025       --
  Decrease in interest only and residual
   certificates...................................      --     87,017       --
  Decrease in retained interest in loan
   securitizations................................      --     30,035       --
  Decrease in servicing rights....................      --     23,142       --
  Decrease in accrued interest receivable.........      --      5,026       --
  Decrease in other borrowings....................      --    693,016       --
  Decrease in convertible subordinated debt.......      --     75,000       --

Purchase of Statewide Documentation, Inc.:
  Assets acquired, including goodwill of $5,000...    5,050       --        --
  Liabilities assumed.............................       50       --        --
  Common stock issued.............................    5,000       --        --

Purchase of PrinCap Mortgage Warehouse, Inc.
 assets:
  Assets acquired, including goodwill of $6,800...      --    123,767       --
  Liabilities assumed.............................      --         29       --
  Cash paid.......................................      --    123,738       --

Purchase of Auto Marketing Network:
  Assets acquired, including goodwill of $20,770..      --     82,484       --
  Liabilities assumed.............................      --     81,734       --
  Cash paid.......................................      --        750       --

                       IMPERIAL CREDIT INDUSTRIES, INC.

5. Investment in FHLB Stock

  As a member of the FHLB system, the Company's wholly owned subsidiary, SPB, is required to maintain an investment in the capital stock of the FHLB in an amount at least equal to the greater of 1% of residential mortgage assets, or 5% of outstanding borrowings (advances), or 0.3% of total assets. FHLB stock and loans are pledged to secure FHLB advances.

6. Trading Securities

  The following table provides a summary of trading securities as of December 31, 1998 and 1997.

                                                                1998     1997
                                                              -------- --------
                                                               (In thousands)
     U.S. Treasury Securities................................ $ 82,528 $ 79,751
     FLRT 1996-A interest-only securities....................    7,575    8,541
     SPTL 1997 C-1 interest-only securities..................    5,585    6,637
     SPTL 1996 C-1 interest-only securities..................    4,029   12,179
     Commercial mortgage-backed securities...................    9,387      --
     Collateralized loan obligation--Pacifica Partners I LP
      investment.............................................   17,837      --
     Collateral for total return swap-syndicated loans.......   20,265    8,190
     Other...................................................   15,150    5,607
                                                              -------- --------
                                                              $162,356 $120,905
                                                              ======== ========

  Gross unrealized gains and losses on trading securities included in income were $0 and $13.6 million, and $709,000 and $835,000 for the years ended December 31, 1998 and 1997. There were no gross unrealized gains or losses on trading securities included in income for the year ended December 31, 1996.

                       IMPERIAL CREDIT INDUSTRIES, INC.

7. Securities Available for Sale

  The following table provides a summary of securities available for sale with a comparison of amortized cost and fair values as of December 31, 1998 and 1997.

                                                   Gross      Gross
                                       Amortized Unrealized Unrealized   Fair
December 31, 1998                        Cost      Gains      Losses    Value
-----------------                      --------- ---------- ---------- --------
                                                    (In thousands)
IMH common stock......................  $ 9,436    $  --     $  (844)  $  8,592
ICCMIC common stock...................   29,933       --      (1,151)    28,782
Cambria Investment Partnership
 leveraged bank debt..................   10,000        54        --      10,054
Preferred Stock --Auto Finance Group..    6,500       --         --       6,500
Avalon total return fund..............    5,000       --        (113)     4,887
IBC 1997-2 Class B-1 subordinated
 bond.................................    4,814       --         --       4,814
IBC 1997-2 Class C-1 interest-only
 security.............................    3,581       --         --       3,581
Other.................................    1,200       --         --       1,200
                                        -------    ------    -------   --------
                                        $70,464    $   54    $(2,108)  $ 68,410
                                        =======    ======    =======   ========
                                                   Gross      Gross
                                       Amortized Unrealized Unrealized   Fair
December 31, 1997                        Cost      Gains      Losses    Value
-----------------                      --------- ---------- ---------- --------
                                                    (In thousands)
IMH common stock......................  $35,037    $  879    $   --    $ 35,916
ICCMIC common stock...................   42,938     1,961        --      44,899
Avalon total return fund..............    5,000       492        --       5,492
IBC 1997-2 Class B-1 subordinated
 bond.................................    4,585       --         --       4,585
IBC 1997-2 Class C-1 interest-only
 security.............................    9,638       --         --       9,638
Other.................................      387       --         --         387
                                        -------    ------    -------   --------
                                        $97,585    $3,332    $   --    $100,917
                                        =======    ======    =======   ========

  Gross realized gains and losses on the sale of available for sale securities were $0 and $592,000, and $11.5 million and $936,000, respectively, for the years ended December 31, 1998 and 1997. There were no sales of available for sale securities for the year ended December 31, 1996.

  Gross realized losses on investments in IMH and ICCMIC common stock resulting from a decline in market value judged by management to be other than temporary were $24.5 million and $13.0 million, respectively, for the year ended December 31, 1998.

                       IMPERIAL CREDIT INDUSTRIES, INC.

8. Loans and Leases Held for Sale

  Loans and leases held for sale, at the lower of cost or market, consisted of the following at December 31, 1998 and 1997:

                                                                1998     1997
                                                              -------- --------
                                                               (In thousands)
     Loans secured by real estate:
       One-to four family.................................... $ 71,189 $ 13,169
       Multi-family and commercial...........................  143,763  126,739
                                                              -------- --------
                                                               214,952  139,908
     Automobile loans........................................   68,975      --
     Installment loans.......................................   29,384      --
     Leases..................................................   10,388   13,561
                                                              -------- --------
                                                              $323,699 $153,469
                                                              ======== ========

  At December 31, 1998, loans held for sale were net of $16.8 million lower of cost or market valuation allowance. At December 31, 1998 and 1997, loans held for sale included nonaccrual loans of $11.1 million and $0, respectively. Nonaccrual loans are presented in the table above at the lower of cost or market value.

9. Loans and Leases Held for Investment, net

  Loans and leases held for investment consisted of the following at December 31, 1998 and 1997:

                                                            1998        1997
                                                         ----------  ----------
                                                            (In thousands)
     Loans secured by real estate:
       One-to four family............................... $  125,616  $  205,788
       Multi-family.....................................     56,229      17,261
       Commercial.......................................     25,677      13,202
                                                         ----------  ----------
                                                            207,522     236,251
     Leases.............................................      1,048       7,745
     Consumer and auto loans............................     26,511     147,603
     Franchise loans....................................     50,520      62,219
     Asset based loans..................................    633,299     484,828
     Loan participations................................    222,106     196,420
     Mortgage warehouse lines...........................    181,001     122,488
     Commercial loans...................................     34,509      35,861
                                                         ----------  ----------
                                                          1,356,516   1,293,415
     Loans in process...................................     (5,636)     (7,081)
     Unamortized premium................................      3,109       2,211
     Deferred loan fees.................................     (9,014)     (9,104)
                                                         ----------  ----------
                                                          1,344,975   1,279,441
       Allowance for loan and lease losses..............    (24,880)    (26,954)
                                                         ----------  ----------
                                                         $1,320,095  $1,252,487
                                                         ==========  ==========

  The Company's loans and leases held for investment are primarily comprised of first and second lien mortgages secured by residential and income producing real property in California, leases secured by equipment,

                       IMPERIAL CREDIT INDUSTRIES, INC.

asset based loans to middle market companies mainly in California, loans to experienced franchisees of nationally recognized restaurant concepts, and participations in syndicated commercial loans. As a result, the loan portfolio has a high concentration in the same geographic region. Although the Company has a diversified portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economy of California.

  Activity in the allowance for loan and lease losses was as follows:

                                                    Year Ended December 31,
                                                   ---------------------------
                                                     1998      1997     1996
                                                   --------  --------  -------
                                                        (In thousands)
     Balance, beginning of year................... $ 26,954  $ 19,999  $13,729
     Provision for loan and lease losses..........   15,450    20,975    9,773
     Business acquisitions and bulk loan
      purchases...................................      --        577    4,500
     Sale of leases...............................      --       (900)     --
     Deconsolidation of ICIFC.....................      --       (687)     --
     Loans charged off............................  (22,100)  (13,586)  (8,326)
     Recoveries on loans previously charged off...    4,576       576      323
                                                   --------  --------  -------
     Net charge-offs..............................  (17,524)  (13,010)  (8,003)
                                                   --------  --------  -------
     Balance, end of period....................... $ 24,880  $ 26,954  $19,999
                                                   ========  ========  =======

  The following table summarizes net charge-offs by loan type.

                                                    Years ended December 31,
                                                    ---------------------------
                                                      1998      1997     1996
                                                    --------  --------  -------
                                                         (In thousands)
     Residential mortgage.......................... $ (2,205) $ (5,920) $(2,485)
     Multifamily...................................     (450)     (420)  (1,095)
     Commercial....................................     (407)     (955)    (465)
     Leases........................................      239    (3,920)  (3,142)
     Consumer and auto loans.......................  (14,701)   (1,795)    (816)
                                                    --------  --------  -------
       Net charge-offs............................. $(17,524) $(13,010) $(8,003)
                                                    ========  ========  =======

  As of December 31, 1998 and 1997 and 1996, non-accrual loans totaled $39.5 million, $70.6 million, and $50.1 million, respectively. Interest income foregone on nonaccrual loans was $2.2 million, $1.8 million, and $1.1 million, for the years ended December 31, 1998, 1997 and 1996, respectively.

  At December 31, 1998 and 1997, impaired loans and the related allowance for loan and lease losses were as follows:

                                     1998                          1997
                         ----------------------------- -----------------------------
                                    Specific                      Specific
                                    Allowance                     Allowance
                          Recorded     for    Carrying  Recorded     for    Carrying
                         Investment  Losses    Value   Investment  Losses    Value
                         ---------- --------- -------- ---------- --------- --------
                                               (In thousands)
Nonaccrual loans:
  Continuing operations.  $34,953     $(820)  $34,133   $47,950    $(5,350) $42,600
  Discontinued
   operations of AMN....    4,576       --      4,576    22,681        --    22,681
                          -------     -----   -------   -------    -------  -------
    Total impaired
     loans..............  $39,529     $(820)  $38,709   $70,631    $(5,350) $65,281
                          =======     =====   =======   =======    =======  =======

                       IMPERIAL CREDIT INDUSTRIES, INC.

  Impaired loans averaged $27.3 million, $43.6 million, and $33.3 million during 1998, 1997 and 1996 respectively. At December 31, 1998 and 1997, total impaired loans were comprised of $31.1 million and $40.1 million which had $820,000 and $5.4 million of specific allowances for losses and $8.4 million and $30.5 million with no related specific allowance. There were no impaired loans without a related allowance for losses at December 31, 1996.

10. Restructuring

  Restructuring charges of $3.8 million were recognized during the year ended December 31, 1996. The charge represents those costs incurred in connection with the Company's exit from the conforming mortgage banking business. During the first quarter of 1996, the Company committed itself to, and began the execution of, an exit plan that specifically identified the necessary actions to be taken to complete the exit from the origination, sale and servicing of conforming residential mortgage loans. During 1996, the Company sold the majority of its wholesale mortgage origination offices and disposed of fixed assets related to its former conforming residential mortgage lending business. The Company's exit plan was completed in 1998.

  Activity in the allowance for restructuring charges during 1998, 1997 and 1996 was as follows:

                                      1996      1997     1998
                                    --------  -------- --------
                          Allowance Charges   Charges  Charges       Balance
                          Provided  Incurred  Incurred Incurred December 31, 1998
                          --------- --------  -------- -------- -----------------
                                              (In thousands)
Disposition of wholesale
 mortgage origination
 offices................   $2,500   $(2,354)   $(146)    $--          $ --
Disposal of fixed
 assets.................    1,000      (886)    (114)     --            --
Other...................      300       --      (229)     (71)          --
                           ------   -------    -----     ----         -----
  Total.................   $3,800   $(3,240)   $(489)    $(71)        $ --
                           ======   =======    =====     ====         =====

11.Servicing Rights

  Changes in servicing rights were as follows:

                             Year Ended December
                                     31,
                            ------------------------
                             1998    1997     1996
                            ------  -------  -------
                                (In thousands)
   Beginning Balance....... $4,731  $14,887  $18,428
   Additions...............  1,084    2,981   10,970
   Decrease as a result of
    the ICIFC
    deconsolidation........    --    (8,785)     --
   Sales of servicing
    rights.................    --    (1,264) (13,390)
   Amortization............ (1,486)  (3,088)  (1,121)
                            ------  -------  -------
   Ending balance.......... $4,329  $ 4,731  $14,887
                            ======  =======  =======

  The servicing portfolio associated with servicing rights at December 31, 1998 and 1997 was $732.6 million and $665.3 million, respectively.

                       IMPERIAL CREDIT INDUSTRIES, INC.

12.Premises and Equipment, net

  Premises and equipment consisted of the following at December 31, 1998 and 1997:

                                                                1998     1997
                                                              --------  -------
                                                               (In thousands)
   Premises and equipment.................................... $ 18,659  $12,587
   Leasehold improvements....................................    1,685    1,358
                                                              --------  -------
                                                                20,344   13,945
   Less accumulated depreciation and amortization............   (8,680)  (6,362)
                                                              --------  -------
                                                              $ 11,664  $ 7,583
                                                              ========  =======

13. Discontinued Operations

 Auto Marketing Network ("AMN")

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

  As of July 31, 1998 (measurement date), management determined to cease operations at Auto Marketing Network, Inc. ("AMN"). Accordingly, a disposal plan was formulated, whereby daily operations of AMN were terminated in two months. It is management's plan to sell remaining assets within one year of the measurement date.

  Losses from AMN's discontinued operations, net of tax, were as follows: (In thousands)

                             Disposition Period from    Period from        Period from
                                August 1, 1998 to    January 1, 1998 to    March 17 to
                                December 31, 1998      July 31, 1998    December 31, 1997
                             ----------------------- ------------------ -----------------
   Loss from discontinued
    operations.............          $   --                $3,232            $25,347
   Loss on disposal of AMN.           11,276                  --                 --
                                     -------               ------            -------
   Net loss from
    discontinued
    operations.............          $11,276               $3,232            $25,347
                                     =======               ======            =======

  The loss on disposal of AMN included charges (net of taxes) for the following items: $5.6 million for securities and retained interest valuation, $1.2 million for the disposition of furniture and equipment, $5.6 million for estimated future servicing obligations to a third party servicer, $1.3 million in liquidation allowances for nonaccrual loans and repossessed autos, $2.1 million in severance pay, occupancy and general and administrative expenses. The charges listed above were partially offset by the estimated net interest income on loans and securities for the next year (disposition period) of $4.5 million. The loss from discontinued operations includes interest expense on intercompany borrowings at the standard intercompany rate.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  The net assets of AMN's discontinued operations were as follows:

                                                 At December 31, At December 31,
                                                 --------------- ---------------
                                                      1998            1997
                                                 --------------- ---------------
   Loans held for sale..........................     $15,161        $ 23,333
   Securities held for sale.....................       7,844           6,809
   Retained interests...........................      11,280          20,210
   Income tax asset.............................      10,725          15,520
   Other net assets (liabilities)...............       1,802         (10,924)
                                                     -------        --------
                                                     $46,812        $ 54,948
                                                     =======        ========

  AMN's warehouse lines of credit of $9.2 million and $20.1 million are classified as other borrowings in the consolidated balance sheets at December 31, 1998 and 1997.

  Total nonperforming AMN loans were $4.6 million as of December 31, 1998 as compared to $22.7 million at December 31, 1997. AMN's allowance for loan losses was $857,000 at December 31, 1998 as compared to $11.1 million at December 31, 1997.

14. Business Segments

  Business segment financial information is reported on the basis that is used internally by management in making decisions related to resource allocation and segment performance. The company's reportable segments are operated and managed as strategic business units and are organized based on products and services. Business units operated at different locations are aggregated for reporting purposes when their products and services are similar. The Company's operations are divided into ten business segments as follows:

  1.Loan Participation and Investment Group
  2.Coast Business Credit
  3.PrinCap Mortgage Warehouse
  4.Income Property Lending Division
  5.Imperial Capital Group, LLC
  6.Imperial Business Credit
  7.De-emphasized/Discontinued/Exited Businesses
  8.Equity Investments
  9.Asset Management Activities
  10.Other Core Operations

  The following describes the 10 business segments.

  Loan Participation and Investment Group ("LPIG"), a division of SPB, invests in and purchases senior secured debt of other companies (referred to as a "participation") in the secondary market. LPIG's principal sources of revenue are interest earned on participation loans and loan commitment fees. LPIG's principal expenses are interest expense allocations from deposits, inter-company borrowings, and general and administrative expenses.

  Coast Business Credit ("CBC"), a division of SPB, provides asset-based lending to small-to-medium sized businesses secured by the assets of the borrower. CBC's principal source of revenue is interest earned on asset-based loans. CBC's principal expenses are interest expense allocations from deposits, inter-company borrowings, and general and administrative expenses.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  PrinCap Mortgage Warehouse ("PrinCap"), a subsidiary of SPB, provides residential mortgage warehouse lending to mostly small to medium sized brokers and mortgage bankers on a national basis. PrinCap derives revenues from referral fees and interest income on its portfolio of warehouse lines based on the amount of warehouse loans extended and transaction fees from the broker for each loan file processed. PrinCap's principal expenses are interest expense allocations from deposits, inter-company borrowings, and general and administrative expenses.

  Income Property Lending Division ("IPL"), a division of SPB, provides multifamily and commercial mortgage lending to the small loan market for multi-family apartments and commercial buildings. IPL's principal source of revenue is gain on sale of and interest earned on mortgage loans. IPL's principal expenses are interest expense allocations from deposits, inter-company borrowings, and general and administrative expenses.

  Imperial Capital Group, LLC ("ICG"), a majority-owned subsidiary of the Company, offers individual and institutional investors financial products and services. ICG provides investment opportunities and research to individual and institutional investors, raises private and public capital for middle market companies, trades debt, equity and asset backed securities and provides investment management services to high net worth individuals. ICG's principal sources of revenue are investment banking and brokerage fees, gains and losses on securities trading and mark to market valuations on securities held for trading. ICG's principal expenses are inter-company interest expense and general and administrative expenses.

  Imperial Business Credit ("IBC"), a wholly owned subsidiary of the Company, originates, acquires, sells, securitizes and services non-cancellable, full-payout equipment leases for small and medium-sized businesses in various industries throughout the United States. IBC derives its principal revenue from gains recognized on the securitization or sale of leases, from the spread on portfolios held for investment and held for sale during the warehouse period and from servicing and related ancillary fees on its servicing portfolio. IBC's principal expenses are interest expense from warehouse lines of credit, inter-company borrowings, and general and administrative expenses.

  De-emphasized/Discontinued/Exited Businesses ("Exited Businesses"), represents the Company's business units it decided to either de-emphasize, discontinue, or exit. The Company decided to de-emphasize, discontinue or exit these business lines because they were not meeting the Company's expectations for a variety of reasons. These reasons included: significant credit losses, insufficient loan production volumes, inadequate gross profit margins, and risks associated with international lending operations. Each of the de-emphasized, discontinued or exited business lines was not a profitable business.

  The Company includes the following significant operations in Exited
Businesses: Auto Lending, Alternative Residential Mortgage, and Consumer Loan Divisions of SPB, and Credito Imperial Argentina ("CIA"), the Company's residential loan production business in Argentina. Exited Businesses also includes the Company' former mortgage banking operations, certain problem loan or securities portfolios, and any loan portfolios at SPB from businesses which are no longer originating new loans. Exited Businesses' principal sources of revenue are interest earned on mortgage and consumer loans and mark to market valuations on loan portfolios. Exited Businesses' principal expenses are interest expense allocations incurred from deposits and inter-company borrowings, and general and administrative expenses.

  Equity Investments, represents the Company's equity investments in other publicly traded companies. At December 31, 1998, the Company owned equity interests of 38.4% and 47.2% in two companies; FMC and SPFC. This segment's source of revenue is the Company's common stock ownership percentage in the equity investments' reported net income or loss in addition to gains on sales of the equity investments' stock by the Company, or write-downs from the impairment of the equity investment. In October 1998, SPFC petitioned for Chapter 11 bankruptcy protection under the Federal bankruptcy laws. SPFC has been de-listed from the New York Stock Exchange. As a result of SPFC's bankruptcy filing, we incurred a write-off totaling $82.6 million. At December 31, 1998, the Company's investment in SPFC was $0.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  Asset Management Activities ("AMA"), includes two wholly owned subsidiaries, ICCAMC and ICAM. ICCAMC receives management fee income for overseeing the day-to-day operations of ICCMIC. ICCAMC's principal expenses are general and administrative expenses. ICAM's principal source of revenues are management fee income for managing the assets of Pacifica Partners I L.P., Cambria Investment Partnership I, L.P., and Catalina Investment Partnership I, L.P. . ICAM's principal expenses are general and administrative expenses.

  Other Core Operations ("OCO"), includes those areas of business conducted at the holding company as well as other support operations. Such areas include interest and dividend income from parent company loans and equity investments, loan servicing income, interest expense on long-tem debt, mark-to-market charges on the securities invested in at the holding company, and the costs of support functions. The company provides support to its subsidiaries through executive management's oversight and advice, accounting and legal services, merger and acquisitions advice, human resources administration, office services, and management information systems support.

  Income taxes are allocated to the segments based on their separate income or loss before income taxes. The Company evaluates segment performance based net income of the segment. Interest is charged on intercompany borrowings and certain operating expenses are allocated from Other Core Operations to other segments.

  Eliminations The Company has outstanding inter-company debt to SPB and ICG of $35.0 million and $6.3 million, respectively. All inter-company debt and corresponding interest are eliminated in consolidation. Additionally, the Companys investments in subsidiaries and inter-company management fees are included in eliminations.

  The following represents the operating results and selected financial data by major business segments for 1998, 1997 and 1996:

                       IMPERIAL CREDIT INDUSTRIES, INC.

                                                                At or for the year ended December 31, 1998
                  ------------------------------------------------------------------------------------------------------
                      Loan
                  Participation                       Income             Imperial  De-emphasized/
                       And       Coast     PrinCap   Property  Imperial  Business  Discontinued/                Asset
                   Investment   Business  Mortgage   Lending   Capital   Credit,       Exited       Equity    Management
                      Group      Credit   Warehouse  Division   Group      Inc.      Businesses   Investments Activities
                  ------------- --------  ---------  --------  --------  --------  -------------- ----------- ----------
                                                                          (Dollars in thousands)
Total loans,
net.............    $221,030    $623,748  $179,284   $144,573  $   --    $ 7,413      $459,977     $  1,162     $  --
Total assets....     241,854     628,636   186,257    146,250    6,774    44,899       813,931       60,098      3,831
Total deposits..     222,009     674,956   196,410    162,939      --        --        457,417          --         --
Interest income.      21,569      76,916    16,747     13,336     (185)    5,823        77,650           83         19
Interest
expense.........      13,249      34,299     9,817      6,659      124     1,353        31,581          --         --
Provision for
loan and lease
(recovery)
losses..........        (391)      3,523       704       (345)     --      1,300        10,659          --         --
External
revenue.........       8,877      42,869     8,533     17,471   18,411    10,538        10,296      (66,496)     7,143
Intercompany
revenue.........         --          --        --         --       --        --            --           --         --
Intercompany
expense.........         --          --        --         --       --        910           739          --         121
Mark to market
on securities
and loans held
for sale........      (2,104)       (904)     (263)      (178)     --     (2,305)      (31,641)         --         --
Loss on
impairment of
equity
securities......         --          --        --         --       --        --            --       (82,600)       --
Equity in net
income of SPFC..         --          --        --         --       --        --            --        12,739        --
Equity in net
income of FMC...         --          --        --         --       --        --            --         3,235        --
Total revenue...       8,877      42,869     8,533     17,471   18,411     9,628         9,557      (66,496)     7,022
Depreciation....          96         779        99        299      473       141           576          --          33
Amortization of
goodwill........         --        1,113       453        --        36       950           --           --         --
Amortization of
servicing
rights..........         --          --        --         --       --        --            --           --        (365)
Income taxes....       2,819       9,267     2,352      2,476   (1,012)     (716)       (7,489)     (28,449)     1,360
Net income
(loss) from
continuing
operations......    $  3,783    $ 12,435  $  3,157   $  3,323  $(1,358)  $  (960)     $(10,049)    $(38,169)    $1,825
                  Other Core
                  Operations Eliminations Consolidated
                  ---------- ------------ ------------
Total loans,
net.............   $ 47,907    $(41,300)   $1,643,794
Total assets....    331,578     (46,925)    2,417,183
Total deposits..     (2,403)        --      1,711,328
Interest income.     28,295      (4,413)      235,840
Interest
expense.........     30,437      (4,413)      123,106
Provision for
loan and lease
(recovery)
losses..........        --          --         15,450
External
revenue.........    (41,289)       (170)       16,183
Intercompany
revenue.........      1,770         --          1,770
Intercompany
expense.........        --          --          1,770
Mark to market
on securities
and loans held
for sale........     (4,993)        --        (42,388)
Loss on
impairment of
equity
securities......    (37,538)        --       (120,138)
Equity in net
income of SPFC..        --          --         12,739
Equity in net
income of FMC...        --          --          3,235
Total revenue...    (39,519)       (170)       16,183
Depreciation....      1,218         --          3,714
Amortization of
goodwill........        134         --          2,686
Amortization of
servicing
rights..........      1,851         --          1,486
Income taxes....    (24,672)        --        (44,064)
Net income
(loss) from
continuing
operations......   $(33,112)   $    --     $  (59,125)

                       IMPERIAL CREDIT INDUSTRIES, INC.

                                                              At or for the year ended December 31, 1997
                  ----------------------------------------------------------------------------------------------------------
                      Loan
                  Participation                     Income            Imperial De-emphasized/
                       And       Coast    PrinCap  Property  Imperial Business Discontinued/
                   Investment   Business Mortgage  Lending   Capital  Credit,      Exited       Equity     Asset
                      Group      Credit  Warehouse Division   Group     Inc.     Businesses   Investments Managers  Other
                  ------------- -------- --------- --------  -------- -------- -------------- ----------- -------- --------
                                                                        (Dollars in thousands)
Total loans.....    $195,554    $479,922 $121,888  $58,282   $   --   $16,578     $502,367     $    --    $   --   $ 72,665
Total assets....     195,554     496,230  140,058   58,282    12,720   51,640      701,238      118,402     5,815   371,959
Total deposits..     175,743     425,615  105,703   53,145       --       --       408,436          --        --    (12,620)
Interest income.      17,458      50,360    3,265   22,834       767   10,899       59,270       18,847       189    24,354
Interest
expense.........      10,343      20,577    1,834   12,126       --     2,903       35,573       13,921       --     25,579
Provision for
loan and lease
losses
(recovery)......         564       4,937      435   (1,930)      --     1,075       10,894          --        --      5,000
External
revenue.........       6,483      30,045    1,584   41,201     8,486   20,662       15,584      161,720    25,353     2,348
Intercompany
revenue.........         --          --       --       --        --       --           --           --        --      4,562
Intercompany
expense.........         --          --       --       --        --     2,363           14        1,866       319       --
Mark to market
on securities
and loans held
for sale........         --          --       --       --        --       --           --           --        --       (341)
Equity in net
income of SPFC..         --          --       --       --        --       --           --        25,869       --        --
Equity in net
loss of FMC.....         --          --       --       --        --       --           --        (3,050)      --        --
Total revenue...       6,483      30,045    1,584   41,201     8,486   18,299       15,570      159,854    25,034     6,910
Depreciation....          91         284       24      122       635      190          364          298        15     2,157
Amortization of
goodwill........         --        1,113      113      --        --       955          --           310       --        --
Amortization of
Servicing
rights..........         --          --       --       --        --       --           --           --        637     1,579
Income taxes....       1,699       5,788      332   13,252       566    2,641       (1,419)      52,533     6,408    (7,755)
Net income
(loss) from
continuing
operations......    $  2,637    $  8,984 $    515  $20,566   $   878  $ 4,099     $ (2,202)    $ 81,532   $ 9,946  $(12,036)
                  Eliminations Consolidated
                  ------------ ------------
Total loans.....    $(41,300)   $1,405,956
Total assets....     (57,509)    2,094,389
Total deposits..         --      1,156,022
Interest income.      (4,643)      203,600
Interest
expense.........      (4,643)      118,213
Provision for
loan and lease
losses
(recovery)......         --         20,975
External
revenue.........       1,438       314,904
Intercompany
revenue.........         --          4,562
Intercompany
expense.........         --          4,562
Mark to market
on securities
and loans held
for sale........         --           (341)
Equity in net
income of SPFC..         --         25,869
Equity in net
loss of FMC.....         --         (3,050)
Total revenue...       1,438       314,904
Depreciation....         --          4,180
Amortization of
goodwill........         --          2,491
Amortization of
Servicing
rights..........         872         3,088
Income taxes....         222        74,267
Net income
(loss) from
continuing
operations......    $    344       115,263

                       IMPERIAL CREDIT INDUSTRIES, INC.

                                                              At or for the year ended December 31, 1996
                  ---------------------------------------------------------------------------------------------------------
                      Loan
                  Participation                     Income           Imperial De-emphasized/
                       And       Coast    PrinCap  Property Imperial Business Discontinued/
                   Investment   Business Mortgage  Lending  Capital  Credit,      Exited       Equity     Asset
                      Group      Credit  Warehouse Division  Group     Inc.     Businesses   Investments Managers  Other
                  ------------- -------- --------- -------- -------- -------- -------------- ----------- -------- --------
                                                                        (Dollars in thousands)
Total loans,
net.............    $159,791    $285,528   $ --    $178,032  $ --    $ 94,413   $  954,493    $296,746    $  347  $ 39,345
Total assets....     159,791     299,875     --     178,032    --     118,474    1,096,110     457,317     4,727   156,878
Total deposits..     138,444     239,958     --     155,600    --         --       538,264         --        --     (3,082)
Interest income.       9,155      30,865     --      19,476    --       5,961      111,250      19,712       174    12,552
Interest
expense.........       9,169      17,142     --      16,883    --       1,901       60,904      12,342       --     16,695
Provision for
loan and lease
losses..........         907       3,405     --       1,671    --         --         3,790         --        --        --
External
revenue.........         787      10,345     --       9,455    --       9,256       53,533     117,282     3,904    51,652
Intercompany
revenue.........         --          --      --         --     --         --           --          --        --      2,325
Intercompany
expense.........         --          --      --         --     --       2,325          --          --        --        --
Total revenue...         787      10,345     --       9,455    --       6,931       53,533     117,282     3,904    53,977
Depreciation....          64         150     --         127    --         133          447         117         3     2,442
Amortization of
goodwill........         --        1,099     --         --     --         364          --          412       --        --
Amortization of
Servicing
rights..........         --          --      --         --     --         --           614         --        106       401
Income taxes....        (382)      1,034     --       2,344    --       1,209       15,847      37,022       640    11,816
Net Income
(loss) from
continuing
operations......    $   (416)   $  1,124   $ --    $  2,549  $ --    $  1,314   $   17,234    $ 40,260    $  696  $ 12,848
                  Eliminations Consolidated
                  ------------ ------------
Total loans,
net.............     $  --      $2,008,695
Total assets....       (565)     2,470,639
Total deposits..        --       1,069,184
Interest income.     (1,674)       207,471
Interest
expense.........        --         135,036
Provision for
loan and lease
losses..........        --           9,773
External
revenue.........        719        256,933
Intercompany
revenue.........        --           2,325
Intercompany
expense.........        --           2,325
Total revenue...        719        256,933
Depreciation....        --           3,483
Amortization of
goodwill........        --           1,875
Amortization of
Servicing
rights..........        --           1,121
Income taxes....        344         69,874
Net Income
(loss) from
continuing
operations......     $  375     $   75,984

                       IMPERIAL CREDIT INDUSTRIES, INC.

15. Deposits

  Deposits of $100,000 and over totaled approximately $459.6 million and $236.5 million at December 31, 1998 and 1997, respectively. Interest expense associated with certificates of deposit of $100,000 and over was approximately $24.2 million, $15.6 million, and $13.6 million, for the years ended December 31, 1998, 1997, and 1996, respectively.

16. Borrowings from Federal Home Loan Bank

  SPB is approved as a member of the Federal Home Loan Bank ("FHLB") to borrow up to a maximum of 35% of the assets of SPB. These borrowings must be fully collateralized by qualifying mortgage loans and may be in the form of overnight funds or term borrowings at SPB's option. At December 31, 1998 and 1997, all of the outstanding borrowings from the FHLB were scheduled to mature within one year. The FHLB advances are secured by the investment in stock of the FHLB and certain real estate mortgage loans with a carrying value of $49.9 million and $104.7 million at December 31, 1998 and 1997, respectively. At December 31, 1998, 1997 and 1996, FHLB borrowings are summarized as follows:

                                                     1998      1997      1996
                                                    -------  --------  --------
                                                     (Dollars in thousands)
     Balance at year end........................... $20,000  $ 45,000  $140,500
     Maximum outstanding at any month end..........  45,000   109,500   338,000
     Average balance during the year...............  24,451    57,154   201,693
     Weighted average rate during the year.........    6.67%     5.82%     5.98%
     Weighted average rate at year end.............    5.93%     6.71%     6.30%

  Interest expense on borrowings from the FHLB was $1.6 million, $3.3 million, and $12.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.

17. Other Borrowings

  Other borrowings primarily consist of revolving warehouse lines of credit to fund the Company's and its subsidiaries' lending activities. At December 31, 1998 and 1997, approximately $84 million and $159 million of loans and securities were pledged as collateral for other borrowings. These lines of credit are short term borrowings used in the normal course of business. Certain covenants exist in regards to the IBC line of credit with which IBC had no events of default existing upon receipt of a waiver. IBC has received approval for a $10 million warehouse line of credit from a third party financial institution, which will replace IBC's line of credit expiring on March 31, 1999. ICII and its subsidiaries have various revolving warehouse lines of credit and repurchase facilities available at December 31, 1998, as follows:

                         Interest                            Index
                           Rate   Commitment Outstanding (basis points) Expiration Date
                         -------- ---------- ----------- -------------- ----------------
                                             (Dollars in thousands)
Greenwich Capital
 Financial (AMN)........   6.89%   $100,000   $  9,193   Libor plus 125   April 30, 1999
Lehman Brothers (Corona
 Film Finance Fund).....   4.75      66,692     66,692   Fixed rate      January 7, 1999
First Union National
 Bank (ICII)............   5.22      14,879     14,879   Fixed rate     January 29, 1999
Greenwich Capital
 Financial (ICII).......   5.94       4,382      4,382   Fixed rate     January 14, 1999
First Union National
 Bank (IBC).............   8.07      15,000      5,904   Libor plus 245   March 31, 1999
Other notes payble
 (ICII).................   8.00         --       1,220   Fixed rate           None
                                   --------   --------
                           5.29    $200,953   $102,270
                                   ========   ========

                       IMPERIAL CREDIT INDUSTRIES, INC.

  ICII and its subsidiaries had various revolving warehouse lines of credit and repurchase facilities available at December 31, 1997, as follows:

                         Interest                            Index
                           Rate   Commitment Outstanding (basis points) Expiration Date
                         -------- ---------- ----------- -------------- ---------------
                                             (Dollars in thousands)
Greenwich Capital
 Financial (AMN)........   7.25%   $125,000   $ 20,058   Libor plus 125 March 10, 1998
Donaldson, Lufkin and
 Jenrette (Corona Film
 Finance Fund)..........   5.85      79,591     79,591   Fixed rate     January 7, 1998
Core States (IBC).......   7.83      30,000     10,192   Libor plus 220 October 6, 1998
Morgan Stanley (SPB)....   6.51     200,000     35,000   Libor plus 50  October 1, 1998
                           ----    --------   --------
                           6.37    $434,591   $144,841
                           ====    ========   ========

  Interest expense on warehouse lines of credit and repurchase facilities was $4.2 million, $17.9 million, and $52.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

18. Remarketed Par Securities

  During the second quarter of 1997, Imperial Credit Capital Trust I ("ICCTI"), a wholly-owned subsidiary of the Company organized for the sole purpose of issuing trust securities, issued $70.0 million of 10.25% Remarketed Par Securities ("ROPES") due June 14, 2002 at par. The ROPES are secured by resettable rate debentures which are general unsecured obligations of the Company and can be redeemed at par upon their maturity or remarketed as 30 year capital instruments at the Company's option. Under current tax law, the interest payments on these securities are tax-deductible. The proceeds from the offering were used for capital contributions to subsidiaries, strategic acquisitions, investments and general corporate purposes. Interest expense on the ROPES was $7.8 million and $4.3 million for the years ended December 31, 1998 and 1997.

  The Trust Indenture for the ROPES includes provisions which limit the ability of the Company to incur additional indebtedness or issue certain stock of the Company, to make certain investments, engage in certain transactions with affiliates, create restrictions on the ability of subsidiaries to pay dividends or certain other distributions, create liens and encumbrances, or allow its subsidiaries to issue certain classes of stock. As of December 31, 1998, the Company was in compliance with the debt covenants related to the ROPES.

19. Senior Notes

                                                        December 31, 1998
                                                  -----------------------------
                                                    Face   Unamortized Carrying
                                                   Value    Discount    Value
                                                  -------- ----------- --------
     9.75% Senior Notes due 2004................. $ 20,174    $(316)   $ 19,858
     9.875% Senior Notes due 2007................  200,000      --      200,000
                                                  --------    -----    --------
                                                  $220,174    $(316)   $219,858
                                                  ========    =====    ========

                                                        December 31, 1997
                                                  -----------------------------
                                                    Face   Unamortized Carrying
                                                   Value    Discount    Value
                                                  -------- ----------- --------
     9.75% Senior Notes due 2004................. $ 20,174    $(361)   $ 19,813
     9.875% Senior Notes due 2007................  200,000      --      200,000
                                                  --------    -----    --------
                                                  $220,174    $(361)   $219,813
                                                  ========    =====    ========

                       IMPERIAL CREDIT INDUSTRIES, INC.

  During the first quarter of 1997, the Company successfully completed a $200.0 million offering of 9.875% Senior Notes due 2007 (the "9.875% Senior Notes"). A portion of the proceeds from the offering was used to repurchase $69.8 million of the outstanding 9.75% Senior Notes due 2004 (the "9.75% Senior Notes") on which the Company recorded an extraordinary after-tax loss of $4.0 million. The remaining proceeds were used to make capital contributions to subsidiaries, strategic acquisitions, investments, and for general corporate purposes. The effective interest rate on the tendered notes was approximately 10.8% after the amortization of original issue discount and capitalized debt issue costs. The effective interest rate on the new notes is approximately 10.4% after the amortization of capitalized debt issue costs. The Company engaged in the tender offer and new issuance in order to obtain a more favorable debt covenant package and to raise new capital to support its growing businesses.

  The 9.875% Senior Notes may be redeemed after January 15, 2002 at the option of the Company until maturity at a declining premium, plus accrued interest. The 9.875% Senior Notes are general unsecured obligations of the Company ranking pari passu with all senior indebtedness of the Company, but are effectively subordinated to the liabilities of SPB. The Indenture for the 9.875% Senior Notes includes provisions which limit the ability of the Company to incur additional indebtedness or issue certain stock of the Company, to make certain investments, engage in certain transactions with affiliates, create restrictions on the ability of subsidiaries to pay dividends or certain other distributions, create liens and encumbrances, or allow its subsidiaries to issue certain classes of stock. As of December 31, 1998, the Company was in compliance with the debt covenants related to the 9.875% Senior Notes.

  In January 1994, the Company issued $90.0 million of 9.75% Senior Notes due 2004. At both December 31, 1998 and 1997, $20.2 million of the 9.75% Senior Notes were outstanding. The 9.75% Senior Notes may be redeemed after January 15, 1999 at the option of the Company until maturity at a declining premium, plus accrued interest. The 9.75% Senior Notes are unsecured and rank pari passu with all other senior unsecured indebtedness of the Company, but are effectively subordinated to the deposits of SPB.

  The Indenture for the 9.75% Senior Notes includes provisions which limit the ability of the Company to incur additional indebtedness or issue certain stock of the Company, to make certain investments, engage in certain transactions with affiliates, create restrictions on the ability of subsidiaries to pay dividends or certain other distributions, create liens and encumbrances, or allow its subsidiaries to issue certain classes of stock. As of December 31, 1998, the Company was in compliance with the debt covenants related to the 9.75% Senior Notes.

  Total interest expense on the Senior Notes for the years ended December 31, 1998, 1997 and 1996 was $22.5 million, $21.7 million, and $9.0 million, respectively.

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

  In the fourth quarter of 1997, the Company's board of directors authorized the repurchase of up to approximately 5% of the company's common stock, or as much as 1.9 million shares. During 1998, the Company repurchased and retired
1.9 million shares of common stock under this program at an average price of $10.62 per share.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  In the third quarter of 1998, the Company announced an additional share repurchase program to buy back up to 10% or approximately 3.7 million shares of the Company's outstanding shares of common stock. As of December 31, 1998, the Company has repurchased 570,878 common shares at an average price of $6.72 under the 10% stock repurchase program.

  On July 1, 1998 the Company establised a deferred executive compensation plan. From July 1, 1998 through December 31, 1998, the plan's trustee acquired 366,023 shares of common stock for the benefit of the Company's management and directors under its deferred executive compensation plan at an average price of $10.47.

  On October 12, 1998, the Company distributed preferred share purchase rights as a dividend to its shareholders of record at the rate of one right for each outstanding share of its common stock. The rights are attached to the Company's common stock and will only be exercisable and trade separately if a person or group acquires or announces the intent to acquire 15% or more of the Company's common stock (25% or more for any person or group currently holding 15% or more of the Company's common stock). Each right will entitle shareholders to buy one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $40. If the Company is acquired in a merger or other transaction after a person has acquired 15 percent or more of the Company's outstanding common stock (25% or more for any person or group currently holding 15% or more of the Company's common stock), each right will entitle the shareholder to purchase, at the right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price. The acquiring person would not be entitled to exercise these rights. In addition, if a person or group acquires 15% or more of the Company's common stock, each right will entitle the shareholder (other than the acquiring person) to purchase, at the right's then-current exercise price, a number of shares of the Company's common stock having a market value of twice such price. Following the acquisition by a person of 15% or more of the Company's common stock and before an acquisition of 50 percent or more of the Company's common stock, the Company's board of directors may exchange the rights (other than the rights owned by such person) at an exchange ratio of one share of common stock per right. Before a person or group acquires beneficial ownership of 15 percent (or 25% as applicable) or more of the Company's common stock, the rights are redeemable for $.0001 per right at the option of the Company's board of directors. The rights will expire on October 2, 2008 unless redeemed prior to that date. The Company's board is also authorized to reduce the ownership thresholds referred to above to not less than 10%. The rights are intended to enable all of the Company's shareholders to realize the long-term value of their investment in the Company.

21. Income Taxes

  Income taxes are included in the accompanying consolidated statement of income as follows:

                                                      Year Ended December 31,
                                                     ---------------------------
                                                       1998      1997     1996
                                                     --------  --------  -------
                                                          (In thousands)
     Income taxes from:
       Continuing operations........................ $(44,064) $ 74,267  $69,874
       Discontinued operations......................   (8,675)  (15,520)     --
       Extraordinary item...........................      --     (2,919)     --
                                                     --------  --------  -------
         Total...................................... $(52,739) $ 55,828  $69,874
                                                     ========  ========  =======

                       IMPERIAL CREDIT INDUSTRIES, INC.

  The Company's income taxes from continuing operations for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                                     Year Ended December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     --------  -------  -------
                                                          (In thousands)
     Current:
       Federal...................................... $  6,140  $28,848  $31,138
       State........................................    2,019    8,108   12,210
                                                     --------  -------  -------
         Total current taxes........................    8,159   36,956   43,348
                                                     --------  -------  -------
     Deferred:
       Federal......................................  (39,701)  31,324   16,009
       State........................................  (15,839)   8,970    6,095
                                                     --------  -------  -------
         Total deferred taxes.......................  (55,540)  40,294   22,104
                                                     --------  -------  -------
     Taxes credited to shareholders' equity.........    3,317    2,916    4,422
     Reduction of deferred tax liability due to FMC
      public offering...............................      --    (5,899)     --
                                                     --------  -------  -------
     Taxes on income before extraordinary item......  (44,064)  74,267   69,874
                                                     ========  =======  =======

  The amounts previously reported as the current and deferred portions of the tax provision for 1997 were revised based upon determinations made when the 1997 tax returns were filed. Such changes within the total provision occur because all tax alternatives available to the Company are not decided upon until all relevant tax data have been accumulated serveral months after year-end.

  The Company had current income taxes receivable from continuing operations of approximately $11.4 million at December 31, 1998 and current income taxes payable of $5.3 million at December 31, 1997. Included in the net assets of discontinued operations were income taxes receivable of $10.7 million and $15.5 million at December 31, 1998 and 1997, respectively.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  Deferred income taxes arise from differences in the timing of recognition of income and expense for tax and financial reporting purposes. The following table shows the primary components of the Company's net deferred tax liability at December 31, 1998 and 1997.

                                                               1998      1997
                                                             --------  --------
                                                              (In thousands)
Deferred tax assets:
  Allowances for loan and lease losses...................... $  4,552  $  7,106
  Mark to market on securities and loans held for sale......   13,024       --
  Leases....................................................      385       413
  State taxes...............................................    1,339     7,769
  Executive stock options...................................      419       488
  Unrealized loss on securities available for sale..........      868       --
  Deferred compensation.....................................      642       --
                                                             --------  --------
    Total...................................................   21,229    15,776
                                                             --------  --------
Deferred tax liabilities:
  Sales/investments in subsidiaries and equity securities...  (27,926)  (77,383)
  Servicing rights..........................................   (1,353)   (1,649)
  Other financing activities................................   (1,950)      --
  Deferred loan fees........................................   (3,472)   (3,728)
  Unrealized gain on securities available for sale..........      --     (1,396)
  Depreciation..............................................     (289)     (585)
  Other.....................................................      (91)      --
  FHLB stock dividends......................................   (1,364)   (1,791)
                                                             --------  --------
    Total...................................................  (36,445)  (86,532)
                                                             --------  --------
Net deferred tax liability.................................. $(15,216) $(70,756)
                                                             ========  ========

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities and available tax carrybacks and future taxable income in making this assessment. Based upon the schedule of reversals, future taxable income and available tax carrybacks, management believes it is more likely than not the Company will realize the deferred tax assets.

  A reconciliation of the statutory Federal corporate income tax rate of 35% to the effective income tax rate on income or loss from continuing operations is as follows:

                                                                Year Ended
                                                               December 31,
                                                              ----------------
                                                              1998  1997  1996
                                                              ----  ----  ----
     Statutory U.S. federal income tax rate.................. 35.0% 35.0% 35.0%
     Increase (reduction) in rate resulting from:
       State income taxes, net of Federal benefit............  8.3   5.5   7.5
       Reduction of deferred tax liability due to FMC public
        offering.............................................  --   (3.0)  --
       Other, net............................................ (1.2) (0.4)  1.8
                                                              ----  ----  ----
     Effective income tax rate............................... 42.1% 37.1% 44.3%
                                                              ====  ====  ====

                       IMPERIAL CREDIT INDUSTRIES, INC.

22. Employee Benefit Plans

 Profit Sharing and 401(k) Plan

  Under the Company's 401(k) plan, employees may elect to enroll on the first of any month, provided that they have been employed for at least six months. Employees may contribute up to 14% of their salaries. The Company will match 50% of the first 4% of employee contributions. The Company recorded 401(k) matching expense of $457,000, $246,000, and $305,000, for the years ended December 31, 1998, 1997 and 1996, respectively.

  An additional Company contribution may be made at the discretion of the Company. Should a discretionary contribution be made, the contribution would first be allocated to those employees deferring salaries in excess of 4%. The matching contribution would be 50% of any deferral in excess of 4% up to a maximum deferral of 8%.

  Should discretionary contribution funds remain following the allocation outlined above, any remaining Company matching funds would be allocated as a 50% match of employee contributions on the first 4% of the employee's deferrals. No discretionary contributions were charged to operations for the years ended December 31, 1998, 1997, and $350,000 was charged to operations for discretionary contributions for 1996.

  Company matching contributions are made as of December 31st each year.

 1992 Stock Option Plan

  A total of 2,292,632 shares of the Company's Common Stock has been reserved for issuance under the Company's 1992 Incentive Stock Option and Nonstatutory Stock Option Plan (the "1992 Stock Option Plan"), which expires by its own terms in 2002. A total of 868,813 and 1,082,493 options were outstanding at December 31, 1998 and 1997, respectively.

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

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

  A total of 3,000,000 shares of the Company's Common Stock has been reserved for issuance under the 1996 Stock Option Plan and a total of 1,937,220 and 1,453,200 options were outstanding at December 31, 1998 and 1997, respectively.

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

  A summary of changes in outstanding stock options under the 1992 and 1996 Stock Option Plans follows:

                                             Year Ended December 31,
                                 --------------------------------------------------
                                      1998             1997             1996
                                 ---------------- ---------------- ----------------
                                         Weighted         Weighted         Weighted
                                 Number  Average  Number  Average  Number  Average
                                   of    Exercise   of    Exercise   of    Exercise
      Shares in thousands        Shares   Price   Shares   Price   Shares   price
      -------------------        ------  -------- ------  -------- ------  --------
                                      (In thousands, except per share data)
Options outstanding, January 1.  2,536    11.41   2,589    $8.58   1,637    $2.94
Options granted................  1,093    11.52     470    18.72   1,609    13.62
Options exercised..............   (177)    5.26    (430)    2.61    (295)    2.61
Options canceled...............   (646)   16.70     (93)   10.56    (362)    8.32
                                 -----            -----            -----
Options outstanding, December
 31............................  2,806    10.62   2,536    11.41   2,589     8.58
                                 =====            =====            =====
Options Exercisable............    911     9.20     678     6.95     551     2.47

  There were 1,189,081 options available for future grants at December 31, 1998.

  Effective January 1, 1996, The Company adopted the disclosure requirements of SFAS 123, and continued to measure its employee stock-based compensation arrangements under the provisions of APB 25. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards after 1994 consistent with the provisions of SFAS 123, the Company's net (loss) income and (loss) income per share would have been reduced to the pro forma amounts indicated below:

                                                      Year ended December 31,
                                                      -------------------------
                                                        1998     1997    1996
                                                      --------  ------- -------
                                                       (In thousands, except
                                                          per share data)
     Net (loss) income:
       As reported................................... $(73,633) $85,921 $75,984
       Pro forma.....................................  (74,996)  81,707  74,733
     Basic (loss) income per share:
       As reported................................... $  (1.93) $  2.23 $  2.11
       Pro forma.....................................    (1.96)    2.12    2.07
     Diluted (loss) income per share:
       As reported................................... $  (1.93) $  2.10 $  1.95
       Pro forma.....................................    (1.96)    2.00    1.92

  The effects of applying SFAS 123 for disclosing compensation cost may not be representative of the effects on reported net income (loss) for future years.

  The weighted average fair value at date of grant of options granted during 1998, 1997 and 1996 was $4.79, $11.27, and $6.22 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                               Year ended
                                                              December 31,
                                                            -------------------
                                                            1998   1997   1996
                                                            -----  -----  -----
     Expected life (years).................................  5.11   5.53   3.40
     Interest rate.........................................  4.54%  5.76%  5.48%
     Volatility............................................ 66.81  64.33  57.51
     Dividend yield........................................  0.00%  0.00%  0.00%

                       IMPERIAL CREDIT INDUSTRIES, INC.

 Deferred Executive Compensation Plans

  Effective July 1, 1998, the Company adopted our Deferred Executive Compensati on Plan (the "DEC Plan 1") and the Deferred Executive Compensation Plan 2 (the "DEC Plan 2", and together with the DEC Plan 1, the "DEC Plans"). The DEC Plans are each administered by a committee appointed by the board of directors. Any employee who has an annual base salary of at least $100,000 or who had an annual base salary of at least $100,000 in the prior year and directors may elect to participate in the DEC Plans. A participant's annual base salary includes all cash compensation excluding bonuses, commissions, employee benefits, stock options, relocation expenses, incentive payments, non-monetary awards, automobile and other allowances. Participants in the DEC Plans may defer up to 50% of their annual base salary and commissions and/or up to 100% of their annual bonus payments. Benefits accrued under the DEC Plans will be paid to all participants, other than participants who have voluntarily resigned their positions, in the form of a lifetime annuity issued by a life insurance company. DEC Plan benefits accrue through retirement so long as the participant remains employed by our company. Participants who voluntarily resign prior to retirement will be paid all of their vested benefits under the DEC Plans. If the Company terminates the DEC Plans, the Company may elect to pay participants in a lump sum, or in a lifetime annuity.

  Deferred compensation contributed to DEC Plan 1 is invested in the Company's common stock. The Company matches contributions to the DEC Plan 1, to be paid in our common stock, on a dollar-for-dollar basis up to $50,000 per participant. The Company also reserves the right to make discretionary matches, to be paid in its common stock, in any year. Matching contributions vest 50% a year, commencing one year from the date of the matching contribution. Matching contributions vest completely if a participating employee retires, becomes permanently disabled, or dies.

  Deferred compensation contributed to DEC Plan 2 may be invested in certain mutual and money market funds. The Company will not make matching contributions to the DEC Plan 2. All DEC Plan 2 contributions are completely vested immediately. The Company incurred $248,000 in expense for matching contributions to DEC Plan 1 during the year ended December 31, 1998. DEC Plan 1 owned a total of 366,021 shares of ICII common stock at December 31, 1998.

23. Executive Compensation

 Employment Agreements

  On January 1, 1997, the Company entered into five-year employment contracts with H. Wayne Snavely, Chairman of the Board, President and Chief Executive Officer, Kevin E. Villani, Executive Vice President Finance, and a Director and Stephen J. Shugerman, a Director, and Vice-Chairman of SPB, which provide for minimum annual aggregate compensation of $1 million, subject to adjustment for inflation, plus an annual bonus approved by the Company's Board of the Directors based on the attainment of performance objectives, including the Company's return on equity, income per share and increase in the price of the Company's common stock. The total cash compensation of the three senior officers is limited in the aggregate to $3.0 million annually.

 Stock Options

  On January 1, 1992, options were granted to three senior officers of the Company to purchase a total of 2,292,628 shares, adjusted for stock dividends and splits, of the Company's Common Stock. The exercise price of these options is $0.89 per share of common stock for one-half of the options, with the other half exercisable at $1.40 per share. These options became exercisable in September 1995 (vesting was accelerated from January 1, 1997). These options expire on December 1, 2001 and are not covered by the Company's 1992 or 1996 Stock Option Plans.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  Compensation expense relating to these options was recorded in the Company's consolidated financial statements over a four year period which ended December 31, 1995 for an amount representing the difference between the exercise price of the options and the market price of the Company's stock at the grant date. The aggregate amount of compensation expense recognized on these stock options since their grant date was $2,178,000.

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

  During the years ended December 31, 1998 and 1997, the Company entered into total rate of return swap contracts for investment purposes with various investment bank counterparties, the provisions of which entitle the Company to receive the total return on various commercial loans and pay for a floating payment of one month LIBOR plus a spread. These contracts are off balance sheet instruments. As of December 31, 1998 and 1997, the Company was party to total rate of return swap contracts with a total notional amount of $155.4 million and $150.6 million, under which the Company was obligated to pay one month LIBOR plus a weighted average spread of 0.75% and 0.78%, respectively. The weighted average remaining life of these contracts was 32.1 months and
37.1 months as of December 31, 1998 and 1997. For the years ended December 31, 1998 and 1997, the Company recognized $4.3 million and $448,000 in income on total return swaps, respectively.

  As a part of the Pacifica Partners I LP collateralized loan obligation ("CLO") fund launched by the Company in August 1998, the Company delivered subordinate bonds of approximately $51 million into a total rate of return swap with the Canadian Imperial Bank of Commerce ("CIBC"). The provisions of the swap entitle the Company to receive the total return on the subordinate bonds delivered and pay a floating payment of LIBOR plus a weighted average spread of 1.36%. The Company delivered $17.8 million in cash and various equity securities to CIBC as collateral for the swap. These amounts are classified as Trading Securities on the consolidated balance sheet at December 31, 1998.

  As a part of the SPB securitization in the third quarter of 1997 of $277.0 million of multi-family and commercial mortgage loans, the Company delivered subordinate bonds of approximately $22 million into a total rate of return swap with JP Morgan. The provisions of the swap entitle the Company to receive the total return on the subordinate bonds delivered in exchange for a floating payment of LIBOR plus a spread of 1.95%. The swap was an off balance sheet instrument, and it expired on September 30, 1997.

25. Commitments and Contingencies

 Loan Servicing

  As of December 31, 1998 and 1997 the Company was servicing loans and leases for others, directly and through sub-servicing arrangements, totaling approximately $930.0 million and $1.3 billion, respectively.

  Related fiduciary funds held in trust for investors in non-interest bearing accounts totaled $7.6 million and $8.3 million at December 31, 1998 and 1997, respectively. These funds are segregated in special bank accounts and are held as deposits at SPB. The Company is a guarantor of certain performances and lease servicing by IBC. The Company is a guarantor for AMN's performance with regards to the Auto Trust 1997-A securitization.

                       IMPERIAL CREDIT INDUSTRIES, INC.

 Sales of Loans and Servicing Rights

  In the ordinary course of business, the Company is exposed to liability under representations and warranties made to purchasers and insurers of leases and mortgage loans and the purchasers of servicing rights. Under certain circumstances, the Company is required to repurchase mortgage loans if there has been a breach of representations or warranties. The Company provided $4.8 million and $5.4 million in 1998 and 1997, respectively, as an allowance for losses on repurchases of former mortgage banking loans. At December 31, 1998, the related repurchase liability totalled $5.1 million.

  During the years ended December 31, 1998 and 1997, respectively, the Company retained servicing rights on $190.0 million and $197.8 million of mortgage loans sold through traditional secondary market channels and $118.7 million and $919.1 million on loans and leases sold through securitizations.

  Additionally, during the year ended December 31, 1998 and 1997, respectively, the Company released servicing rights to the purchasers on $215.3 million and $61.1 million of mortgage loans sold.

 Loan Commitments

  As of December 31, 1998 and 1997, the Company had unfunded open loan commitments amounting to $1.0 billion and $655.3 million, respectively, to fund loans. There is no exposure to credit loss in this type of commitment until the loans are funded. Interest rate risk is mitigated by the use of variable rate loan contracts.

 Forward Contracts and Futures

  The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to reduce its own exposure to fluctuations in interest rates. These financial instruments include forward delivery contracts with major dealers in mortgage-backed securities and financial futures contracts. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financal instruments. The contract or notional amounts on forward and future contracts do not represent exposure to credit risk. Risk originates from the inability of counterparties to meet the terms of the contracts and from market movments in interest rates and securities values.

  As of December 31, 1998 and 1997, the Company had open positions of $0 and $16.4 million related to the sales of United States Treasury futures contracts hedging the interest rate risk on fixed rate loans held for sale. At December 31, 1997, the Company had an unrealized gain of $277,000 on the open position.

 Lease Commitments

  Minimum rental commitments under all noncancelable operating leases at December 31, 1998 were as follows:

                                                   (In thousands)
                                                   --------------
         1999.....................................    $ 4,225
         2000.....................................      3,634
         2001.....................................      3,297
         2002.....................................      2,196
         2003.....................................      1,466
         Thereafter...............................         11
                                                      -------
           Total..................................    $14,829
                                                      =======

  Rent expense for the years ended December 31, 1998, 1997 and 1996 was $5.3 million, $4.0 million, and $4.2 million, respectively.

                       IMPERIAL CREDIT INDUSTRIES, INC.

 Legal Proceedings

  The Company and one of its directors are defendants in Judy L. Resnick v. Imperial Credit Industries, Inc., et al originally filed on January 14, 1998, in Los Angeles Superior Court, which was ordered removed to arbitration. The complaint alleges conspiracies by the defendants to defraud, interfere with advantageous business relationships, defame, and breach the implied covenant of good faith and fair dealing arising out of Imperial Capital Group's acquisition of substantially all of the assets of Dabney/Resnick/Imperial.

  On March 27, 1998, the Los Angeles Superior Court ordered this case to binding arbitration before the National Association of Securities Dealers, Inc. ("NASD"). In June 1998, Resnick filed a Statement of Claim with the NASD, alleging causes of action for fraud, interference with advantageous business and contractual relationships, breach of the covenant of good faith and fair dealing, defamation and breach of fiduciary duty, all of which relate to Resnick's employment and compensation. Resnick is seeking damages in excess of $4.0 million. In July 1998, the Company and the other defendants filed an answer and counterclaim seeking recovery from Resnick. A binding arbitration is currently scheduled to take place in April 1999.

  Following the October 1, 1998 filing for protection under Chapter 11 of the U.S. Bankruptcy Code by Southern Pacific Funding Corporation, lawsuits were filed in the U.S. District Courts for the District of Oregon, the Eastern District of New York, the Eastern District of Wisconsin, and the Central District of California setting forth purported class-action complaints relating to alleged violations of the Federal securities laws in connection with securities filings and public statements made by Southern Pacific Funding Corporation with respect to its business during various periods specified in the respective complaints that range from October 9, 1997 to October 1, 1998. The initial suits claimed to have been filed on behalf of shareholders, noteholders and bondholders of Southern Pacific Funding Corporation, and name, among the other defendants, The Company and its chairman who also served as chairman of Southern Pacific Funding Corporation during the period referred to in the lawsuits. The lawsuits generally alleged, among other things, that the market prices of Southern Pacific Funding Corporation's securities were artificially inflated due to the failure to mark down the value of its residual securities, unduly positive statements in Southern Pacific Funding Corporation's filings with the Securities and Exchange Commission and in its press releases, failure to properly reflect increased levels of prepayments on Southern Pacific Funding Corporation loans and actual prepayment and default rates on its loans.

  On January 29, 1999, plaintiffs, after dismissing each of the above complaints, filed a consolidated complaint, In re Southern Pacific Funding Corporation Securities Litigation, Case No. CV98-1239-MA, in the U.S. District Court for the District of Oregon. The consolidated class action complaint alleges, on behalf of all plaintiffs that had previously filed actions against the defendants, that the defendants deceived the investing public regarding the business, financial condition and performance of Southern Pacific Funding Corporation, artificially inflated and maintained the market price of that company's notes and common stock and caused plaintiffs and members of the class to purchase the securities at artificially inflated prices. Plaintiffs allege that, to further the unlawful scheme, defendants issued or caused to be issued a series of false and misleading public statements which operated as a fraud and deceit upon the market for the securities. Defendants have moved to dismiss the complaint.

  Between November and December 1998, four alleged class action complaints were filed in the U.S. District Court for the Central District of California alleging a common course of conduct by defendants Imperial Credit Industries, Inc., and its officers H. Wayne Snavely, Kevin E. Villani and Paul B. Lasiter in violation of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and related Rule 10b-5 during the class period of January 29, 1998 to September 14, 1998. The actions allege that defendants made false and misleading statements and omitted to reveal the truth concerning the value of Imperial Credit Industries, Inc.'s investment in Southern Pacific Funding Corporation, thus resulting in an artificial inflation of Imperial Credit Industries,

                       IMPERIAL CREDIT INDUSTRIES, INC.

Inc.'s stock price. These alleged class actions which have been filed or transferred to the Central District of California are: Mortensen v. Snavely, et al, Case No. 98-8842DT; Prentice Securities v. ICII, et al, Case No. 98-C-1092; Steward v. Snavely, et al, Case No. 98-9856SWL; and Rosenstein, et al v. Snavely, et al, Case No. 98-9978WJR. Motions are currently pending to consolidate all of these alleged ICII class action lawsuits in the U.S. District Court for the Central District of California along with a motion to appoint lead counsel was granted on February 22, 1999.


  The Company is a defendant in Steadfast Insurance Company v. Auto Marketing Network, Inc. and Imperial Credit Industries, Inc., filed on August 12, 1997 in the Northern District of Illinois, Case No. 97-C-5696. The plaintiff is seeking damages in the amount of $27 million allegedly resulting from the fraudulent inducement to enter into, and the subsequent breach of a Motor Vehicle Collateral Enhancement insurance policy. In May 1998, the Company filed a counterclaim against the plaintiff for $54 million in damages based on the allegation that the underlying claim was filed in bad faith. In January 1999, the court entered a preliminary injunction which enjoins the Company from transferring assets of Auto Marketing Network, Inc., in amounts that would cause the total assets of Auto Marketing Network to be less than $20 million in value. The parties are presently engaged in pretrial discovery.

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

  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Financial Assets

  The carrying values of cash, interest bearing deposits, FHLB stock, and accrued interest receivable are considered to approximate fair value. The carrying values of securities held for trading and available for sale approximate fair value. Such market value is determined by reference to quoted market prices. When quoted market prices are not available, fair value is estimated by reference to market values for similar securities or by discounting cash flows at an appropriate risk rate. The fair value of loans and leases held for sale is based on sale commitments or prices for similar products. The fair value of loans held for investment is estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices for similar instruments, taking into consideration the varying degrees of credit risk.

  The fair value of servicing rights and securitization related assets is estimated by discounting future cash flows using appropriate risk, default and prepayment rates. The fair value of investments in unconsolidated publicly traded affiliates is based on quoted market prices.

                       IMPERIAL CREDIT INDUSTRIES, INC.

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

Off-Balance Sheet Financial Instruments

  The fair value of lending commitments is estimated using the fees currently charged to options, into similar agreements; such estimated fair value is not material. The fair value of interest rate swaps, forward treasury contracts, interest rate futures and interest rate swaps is based on quoted market prices. Total rate of return swaps are carried in securities held for trading at their fair value.

  The estimated fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows:

                                             1998                  1997
                                     --------------------- ---------------------
                                      Carrying  Estimated   Carrying  Estimated
                                       Amount   Fair Value   Amount   Fair Value
                                     ---------- ---------- ---------- ----------
                                                   (In thousands)
Assets:
Cash...............................  $  297,772 $  297,772 $   45,379 $   45,379
Interest bearing deposits..........       1,415      1,415    103,738    103,738
Investment in Federal Home Loan
 Bank stock........................       4,657      4,657      5,646      5,646
Securities held for trading........     162,356    162,356    120,905    120,905
Securities available for sale......      68,410     68,410    100,917    100,917
Loans and leases held for sale.....     323,699    323,699    153,469    159,160
Loans and leases held for
 investment, net...................   1,320,095  1,325,237  1,252,487  1,279,441
Servicing rights...................       4,329      4,329      4,731      4,731
Retained interest in loan and lease
 securitizations...................      27,011     27,011     22,895     22,895
Accrued interest receivable........      10,114     10,114      9,687      9,687
Investments in unconsolidated
 subsidiaries......................      56,334     85,432    118,402    330,427

Liabilities:
Deposits...........................  $1,711,328 $1,719,382 $1,156,022 $1,160,294
Borrowings from Federal Home Loan
 Bank..............................      20,000     20,000     45,000     45,000
Other borrowings...................     102,270    102,270    144,841    144,841
Remarketed par securities..........      70,000     47,950     70,000     70,000
Senior notes.......................     219,858    147,305    219,813    219,474
Accrued interest payable...........      25,421     25,421     21,484     21,484

Off Balance Sheet Items:
Forward treasury contracts.........         --         --         277        277

                       IMPERIAL CREDIT INDUSTRIES, INC.

27. Summary of Quarterly Financial Information (unaudited)

                                                 Three months ended
                                      -----------------------------------------
                                      March 31 June 30 September 30 December 31
                                      -------- ------- ------------ -----------
                                        (In thousands, except per share data)
Year ended December 31, 1998
  Gain on sale of loans.............. $ 5,572  $ 3,273  $   3,807    $  2,236
  Net interest income................  25,745   29,070     29,077      28,842
  Other revenues (1).................  19,173   23,760   (147,150)      8,228
  Provision for loan and lease
   losses............................   3,000    4,300      9,500      (1,350)
  Other expenses.....................  23,938   25,759     39,330      31,809
  Net income (loss)..................  12,900   16,262   (109,440)      6,645
  Income (loss) per share:
    Basic............................ $  0.33  $  0.42  $   (2.83)   $   0.18
    Diluted.......................... $  0.32  $  0.40  $   (2.83)   $   0.18

Year ended December 31, 1997
  Gain on sale of loans.............. $ 8,626  $28,138  $  20,973    $ 12,000
  Net interest income................  19,685   19,434     23,360      22,908
  Other revenues.....................  13,555   10,186     25,445     131,569
  Provision for loan and lease
   losses............................   2,650    3,600      3,400      11,325
  Other expenses.....................  20,373   24,086     30,303      40,099
  Net income.........................   7,037   14,073     14,589      50,222
  Income per share:
    Basic............................ $  0.18  $  0.37  $    0.38    $   1.29
    Diluted.......................... $  0.17  $  0.35  $    0.36    $   1.22

--------
(1) Other revenues for the three months ended September 30, 1998 includes loss on impairment of equity securities, mark to market write-downs on securities and loans held for sale.

28. Selected Financial Information of Subsidiaries and Equity Investment

  The following represents summarized financial information with respect to the operations of SPB, a significant wholly-owned subsidiary of ICII and FMC a 38.4% owned equity investment.

                                                  As of and for the Year Ended
                                                          December 31,
                                                --------------------------------
              Southern Pacific Bank                1998       1997       1996
              ---------------------             ---------- ---------- ----------
                                                         (In thousands)
   Total assets................................ $1,977,564 $1,503,807 $1,384,008
   Deposits....................................  1,716,688  1,189,841  1,072,266
   Borrowings from Federal Home Loan Bank......     20,000     45,000    140,500
   Other borrowings............................     35,000     70,000        --
   Stockholder's equity........................    179,022    157,082    144,798
   Interest income.............................    194,934    151,570    131,184
   Interest expense............................     95,647     80,452     73,141
   Noninterest income..........................      3,380     40,112     15,149
   Noninterest expense.........................     61,799     42,991     21,846
   Provision for loan losses...................     12,500     14,900      8,938
   Income before taxes.........................     28,368     53,339     42,408
   Net income..................................     16,393     30,824     24,399

                       IMPERIAL CREDIT INDUSTRIES, INC.

                                                       As of and for the Year
                                                         Ended December 31,
                                                     --------------------------
         Franchise Mortgage Acceptance Company         1998     1997     1996
         -------------------------------------       -------- -------- --------
                                                           (In thousands)
   Total assets..................................... $676,314 $422,232 $160,176
   Borrowings.......................................  483,763  256,220  143,139
   Stockholders' equity.............................  146,713  138,422   14,457
   Interest income..................................   55,439   26,758   16,130
   Interest expense.................................   38,320   21,602   14,489
   Gain on sale of loans............................   40,146   52,117   18,671
   Noninterest expense..............................   53,766   24,755   12,242
   Income before taxes..............................   13,811   35,721    9,324
   Net income.......................................    8,291   20,720    9,324

  The following represents condensed consolidating financial information as of December 31, 1998 and December 31, 1997, and for the years ended December 31, 1998, 1997 and 1996, with respect to the financial position, results of operations and cash flows of the Company and its wholly-owned and majority-owned subsidiaries. On January 17, 1997, the Company sold $200 million of 9.875% Senior Notes due 2007. As of December 31, 1998, the 9.875% Senior Notes are guaranteed by five of the Company's wholly-owned subsidiaries, IBC, ICAI, ICCAMC, Imperial Credit Worldwide ("ICW") and AMN (the "Guarantor Subsidiaries"). As of December 31, 1998, the non-guarantor subsidiaries are SPB, ICG and ICCTI. FMC was a guarantor subsidiary through September 30, 1997. Each of the guarantees is full and unconditional and joint and several. The summarized consolidated financial information is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors as management has determined that such information is not material to investors. None of the subsidiary guarantors is restricted from making distributions to the Company.

                        IMPERIAL CREDIT INDUSTRIES, INC.

                     CONSOLIDATING CONDENSED BALANCE SHEET

                            As of December 31, 1998

                                                     Non-
                                     Guarantor    Guarantor
                            ICII    Subsidiaries Subsidiaries Eliminations Consolidated
                          --------  ------------ ------------ ------------ ------------
                                                 (In thousands)
         ASSETS
         ------
Cash....................  $  3,224    $    725    $  296,259   $  (2,436)   $  297,772
Interest bearing
 deposits...............     2,281         423        (1,289)        --          1,415
Investments in Federal
 Home Loan Bank stock...       --          --          4,657         --          4,657
Securities available for
 sale and trading.......   118,622       8,421       113,723     (10,000)      230,766
Loans held for sale.....     1,698      33,160       288,841         --        323,699
Loans held for
 investment, net........    45,029       7,467     1,302,599     (35,000)    1,320,095
Servicing rights........       --          365         3,964         --          4,329
Retained interest in
 loan and lease
 securitizations........       --       27,011           --          --         27,011
Investment in FMC.......    56,334         --            --          --         56,334
Investment in
 subsidiaries...........   276,863         --            --     (276,863)          --
Goodwill................       --       16,959        20,539         --         37,498
Other assets............    32,248      12,200        24,272      (1,925)       66,795
Net assets of
 discontinued
 operations.............    43,624       3,188           --          --         46,812
                          --------    --------    ----------   ---------    ----------
  Total assets..........  $579,923    $109,919    $2,053,565   $(326,224)   $2,417,183
                          ========    ========    ==========   =========    ==========
    LIABILITIES AND
  SHAREHOLDERS' EQUITY
  --------------------
Deposits................  $    --     $    --     $1,713,765   $  (2,437)   $1,711,328
Borrowings from FHLB....       --          --         20,000         --         20,000
Other borrowings........    20,481      15,097       103,617     (36,925)      102,270
Remarketed Par
 Securities.............    72,165      (2,165)          --          --         70,000
Senior notes............   219,858         --            --          --        219,858
Minority interest in
 consolidated
 subsidiaries...........      (628)      2,109           133       1,603         3,217
Other liabilities.......    34,526       7,253        15,210         --         56,989
                          --------    --------    ----------   ---------    ----------
  Total liabilities.....   346,402      22,294     1,852,725     (37,759)    2,183,662
                          --------    --------    ----------   ---------    ----------
Shareholders' equity:
Preferred stock.........       --       12,000           --      (12,000)          --
Common stock............   129,609     135,279       114,258    (249,537)      129,609
Retained earnings.......   101,265     (63,487)       86,582     (23,095)      101,265
Shares held in deferred
 executive compensation
 plan...................     3,833       3,833           --       (3,833)        3,833
Accumulated other
 comprehensive loss.....    (1,186)        --            --          --         (1,186)
                          --------    --------    ----------   ---------    ----------
  Total shareholders'
   equity...............   233,521      87,625       200,840    (288,465)      233,521
                          --------    --------    ----------   ---------    ----------
  Total liabilities and
   shareholders' equity.  $579,923    $109,919    $2,053,565   $(326,224)   $2,417,183
                          ========    ========    ==========   =========    ==========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                          Year ended December 31, 1998

                                                      Non-
                                      Guarantor    Guarantor
                            ICII     Subsidiaries Subsidiaries Eliminations Consolidated
                          ---------  ------------ ------------ ------------ ------------
                                                 (In thousands)
Revenue:
Interest income.........  $  30,082    $ 12,962     $197,209     $ (4,413)   $ 235,840
Interest expense........     30,617       1,131       95,771       (4,413)     123,106
                          ---------    --------     --------     --------    ---------
Net interest (expense)
 income.................       (535)     11,831      101,438          --       112,734
Provision for loan and
 lease losses...........        --        2,950       12,500          --        15,450
                          ---------    --------     --------     --------    ---------
 Net interest (expense)
  income after
  provision for loan
  and lease losses......       (535)      8,881       88,938          --        97,284
                          ---------    --------     --------     --------    ---------
Gain on sale of loans
 and leases.............         46       4,790       10,052          --        14,888
Loan servicing (expense)
 income.................       (434)      4,907        7,510          --        11,983
Brokerage commission and
 investment banking
 fees...................        --          --        18,633         (170)      18,463
Asset management fees...        --        7,591          --           --         7,591
Loss on sale of equity
 securities.............       (179)        (50)        (363)         --          (592)
Loss on impairment of
 equity securities......   (120,138)        --           --           --      (120,138)
Mark to market on
 securities and loans
 held for sale..........     (4,993)    (11,604)     (25,791)         --       (42,388)
Dividends received from
 subsidiaries...........     25,410         --           --       (25,410)         --
Equity in net income of
 FMC....................      3,235         --           --           --         3,235
Equity in net income of
 SPFC...................     12,739         --           --           --        12,739
Other income............        362       1,292       11,464          --        13,118
                          ---------    --------     --------     --------    ---------
 Total other income.....    (83,952)      6,926       21,505      (25,580)     (81,101)
                          ---------    --------     --------     --------    ---------
   Total revenues.......    (84,487)     15,807      110,443      (25,580)      16,183
                          ---------    --------     --------     --------    ---------
Expenses:
Personnel expense.......      4,415       9,715       47,506          --        61,636
Amortization of
 servicing rights.......        --         (365)       1,851          --         1,486
Occupancy expense.......      1,267         942        3,541          --         5,750
Net (income) expenses of
 other real estate
 owned..................       (548)        459         (812)         --          (901)
Professional services...      2,897       2,773        5,348         (170)      10,848
Amortization of
 goodwill...............        --        1,084        1,602          --         2,686
Provision for loss on
 loan repurchase........      4,750         --           --           --         4,750
General, administrative
 and other expense......      3,493       4,121       26,967          --        34,581
                          ---------    --------     --------     --------    ---------
 Total expenses.........     16,274      18,729       86,003         (170)     120,836
                          ---------    --------     --------     --------    ---------
(Loss) income from
 continuing operations
 before income taxes,
 minority interest,
 deferred inter-company
 expense and
 extraordinary item.....   (100,761)     (2,922)      24,440      (25,410)    (104,653)
Income taxes............    (55,061)       (981)      11,978          --       (44,064)
Minority interest in
 (loss) income of
 consolidated
 subsidiaries...........     (1,552)         88           22          (22)      (1,464)
                          ---------    --------     --------     --------    ---------
(Loss) income from
 continuing operations
 before equity in
 undistributed income of
 subsidiaries...........    (44,148)     (2,029)      12,440      (25,388)     (59,125)
Equity in undistributed
 (loss) income of
 subsidiaries...........    (29,485)        --           --        29,485          --
                          ---------    --------     --------     --------    ---------
(Loss) income from
 continuing operations..    (73,633)     (2,029)      12,440        4,097      (59,125)
Loss from discontinued
 operations.............        --       (3,232)         --           --        (3,232)
Loss on disposal of AMN.        --      (11,276)         --           --       (11,276)
                          ---------    --------     --------     --------    ---------
Net (loss) income.......  $ (73,633)   $(16,537)    $ 12,440     $  4,097    $ (73,633)
                          =========    ========     ========     ========    =========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                          Year ended December 31, 1998

                                                    Non-
                                    Guarantor    Guarantor
                           ICII    Subsidiaries Subsidiaries Eliminations Consolidated
                         --------  ------------ ------------ ------------ ------------
                                                (In thousands)
Net cash (used in)
 provided by operating
 activities............. $(50,644)   $(27,150)      39,006     $  1,653    $ (37,135)
                         --------    --------    ---------     --------    ---------
Cash flows from
 investing activities:
  Net change in interest
   bearing deposits.....   29,109         726       72,488          --       102,323
  Purchase of securities
   available for sale...  (16,651)       (900)         --           --       (17,551)
  Sale of securities
   available for sale...      --        8,818          --           --         8,818
  Net change loans held
   for investment.......   10,884      15,738     (303,251)         --      (276,629)
  Proceeds of sale of
   OREO.................    2,558       9,360        1,825          --        13,743
  Proceeds of sales of
   IMH stock............      867         --           --           --           867
  Purchases of premises
   and equipment........   (1,721)       (671)      (5,441)         --        (7,833)
  Redemption of FHLB
   stock................      --          --         1,280          --         1,280
  Net change in
   investment in
   subsidiaries.........    4,591         --           --        (4,591)         --
                         --------    --------    ---------     --------    ---------
Net cash provided by
 (used in) investing
 activities.............   29,637      33,071     (233,099)      (4,591)    (174,982)
                         --------    --------    ---------     --------    ---------
Cash flows from
 financing activities:
  Net change in
   deposits.............      --          --       523,924       31,382      555,306
  Advances from Federal
   Home Loan Bank.......      --          --        44,500          --        44,500
  Repayments of advances
   from Federal Home
   Loan Bank............      --          --       (69,500)         --       (69,500)
  Net change in other
   borrowings...........   19,261     (15,153)     (47,911)       1,232      (42,571)
  Capital contributions
   from ICII............   (4,332)      4,332          --           --           --
  Dividends paid to
   ICII.................   20,915     (16,915)      (4,000)         --           --
  Proceeds from exercise
   of stock options.....    1,037         --           --           --         1,037
  Net change in minority
   interest.............   (1,574)       (111)          22        1,706           43
  Repurchase and
   retirement of stock..  (24,305)        --           --           --       (24,305)
                         --------    --------    ---------     --------    ---------
Net cash provided by
 (used in) financing
 activities.............   11,002     (27,847)     447,035       34,320      464,510
                         --------    --------    ---------     --------    ---------
  Net change in cash....  (10,005)    (21,926)     252,942       31,382      252,393
  Cash at beginning of
   period...............   13,229      22,651       43,317      (33,818)      45,379
                         --------    --------    ---------     --------    ---------
  Cash at end of period. $  3,224    $    725    $ 296,259     $ (2,436)   $ 297,772
                         ========    ========    =========     ========    =========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                     CONSOLIDATING CONDENSED BALANCE SHEET

                            As of December 31, 1997

                                                    Non-
                                    Guarantor    Guarantor
                            ICII   Subsidiaries Subsidiaries Eliminations Consolidated
                          -------- ------------ ------------ ------------ ------------
                                                 (In thousands)
         ASSETS
         ------
Cash....................  $ 13,229   $ 22,651    $   43,317   $ (33,818)   $   45,379
Interest bearing
 deposits...............    31,390      1,148        71,200         --        103,738
Investments in Federal
 Home Loan Bank stock...       --         --          5,646         --          5,646
Securities available for
 sale and trading.......   107,671     14,223        99,928         --        221,822
Loans and leases held
 for sale...............    12,138     14,593       126,738         --        153,469
Loans and leaes held for
 investment, net........    59,347     30,710     1,197,430     (35,000)    1,252,487
Servicing rights........       --         --          4,731         --          4,731
Retained interest in
 loan and lease
 securitizations........       --      22,895           --          --         22,895
Investment in SPFC......    65,303        --            --          --         65,303
Investment in FMC.......    53,099        --            --          --         53,099
Investment in
 subsidiaries...........   281,454        --            --     (281,454)          --
Goodwill................       --      13,229        22,378         --         35,607
Other assets............    33,525     18,199        26,475      (2,934)       75,265
Net assets of
 discontinued
 operations.............    45,961     28,562           --      (19,575)       54,948
                          --------   --------    ----------   ---------    ----------
  Total assets..........  $703,117   $166,210    $1,597,843   $(372,781)   $2,094,389
                          ========   ========    ==========   =========    ==========
    LIABILITIES AND
  SHAREHOLDERS' EQUITY
  --------------------
Deposits................  $    --    $    --     $1,189,840   $ (33,818)   $1,156,022
Other borrowings........       --      30,250       196,528     (36,937)      189,841
Remarketed Par
 Securities.............    72,165     (2,165)          --          --         70,000
Senior notes............   219,813        --            --          --        219,813
Minority interest in
 consolidated
 subsidiaries...........       946         20           111       2,097         3,174
Other liabilities.......    86,260     20,751        45,167     (20,572)      131,606
                          --------   --------    ----------   ---------    ----------
  Total liabilities.....   379,184     48,856     1,431,646     (89,230)    1,770,456
                          --------   --------    ----------   ---------    ----------
Shareholders' equity:
Preferred stock.........       --      12,000           --      (12,000)          --
Common stock............   147,109    127,305        87,177    (214,482)      147,109
Retained earnings.......   174,898    (21,951)       79,020     (57,069)      174,898
Accumulated other
 comprehensive income...     1,926        --            --          --          1,926
                          --------   --------    ----------   ---------    ----------
  Total shareholders'
   equity...............   323,933    117,354       166,197    (283,551)      323,933
                          --------   --------    ----------   ---------    ----------
  Total liabilities and
   shareholders' equity.  $703,117   $166,210    $1,597,843   $(372,781)   $2,094,389
                          ========   ========    ==========   =========    ==========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                          Year ended December 31, 1997

                                                     Non-
                                     Guarantor    Guarantor
                            ICII    Subsidiaries Subsidiaries Eliminations Consolidated
                           -------  ------------ ------------ ------------ ------------
                                                 (In thousands)
Revenue:
Interest income.........   $28,916    $  8,399     $170,928     $ (4,643)    $203,600
Interest expense........    25,703       2,779       94,374       (4,643)     118,213
                           -------    --------     --------     --------     --------
Net interest income.....     3,213       5,620       76,554          --        85,387
Provision for loan and
 lease losses...........     5,000       1,075       14,900          --        20,975
                           -------    --------     --------     --------     --------
 Net interest income
  after provision for
  loan and lease losses.    (1,787)      4,545       61,654          --        64,412
                           -------    --------     --------     --------     --------
(Loss) gain on sale of
 loans and leases.......    (4,427)      7,908       66,256          --        69,737
Loan servicing (expense)
 income.................    (2,283)      3,943        6,942          872        9,474
Brokerage commission and
 investment banking
 fees...................       --          --         7,702          --         7,702
Asset management fees...       --        5,810          --           --         5,810
Gains on sale of
 securities.............   110,317         411          891          566      112,185
Gain on termination of
 REIT contract..........       --       19,046          --           --        19,046
Mark to market on
 securities and loans
 held for sale..........      (341)        --           --           --          (341)
Dividends received from
 subsidiaries...........    27,514         --           --       (27,514)         --
Equity in net income of
 SPFC...................    25,869         --           --           --        25,869
Equity in net loss of
 FMC....................    (3,050)        --           --           --        (3,050)
Other (expense) income..    (2,573)      1,820        4,813          --         4,060
                           -------    --------     --------     --------     --------
 Total other income.....   151,026      38,938       86,604      (26,076)     250,492
                           -------    --------     --------     --------     --------
 Total revenues.........   149,239      43,483      148,258      (26,076)     314,904
                           -------    --------     --------     --------     --------
Expenses:
Personnel expense.......     4,682       8,548       38,379          --        51,609
Amortization of
 servicing rights.......     1,580         636          --           872        3,088
Occupancy expense.......     1,310         598        2,411          --         4,319
Net expenses of other
 real estate owned......     4,513        (254)       2,268          --         6,527
Professional services...     3,611       1,046        5,008          --         9,665
Amortization of
 goodwill...............       --          955        1,536          --         2,491
Provision for loss on
 loan repurchase........     5,400         --           --           --         5,400
Loss on restructuring to
 Dabney/Resnick/Imperial,
 LLC....................     3,709         --           --           --         3,709
General, administrative
 and other expense......     4,922       8,880       14,251          --        28,053
                           -------    --------     --------     --------     --------
 Total expenses.........    29,727      20,409       63,853          872      114,861
                           -------    --------     --------     --------     --------
Income before income
 taxes, minority
 interest, deferred
 inter-company expense
 and extraordinary item.   119,512      23,074       84,405      (26,948)     200,043
Income taxes............    41,611       9,902       22,515          239       74,267
Minority interest in
 income of consolidated
 subsidiaries...........    10,513         --            11          (11)      10,513
                           -------    --------     --------     --------     --------
Income (loss) from
 continuing operations
 before deferred
 inter-company expense..    67,388      13,172       61,879      (27,176)     115,263
Deferred inter-company
 expense, net of income
 taxes..................      (327)        --           --           327          --
                           -------    --------     --------     --------     --------
Income (loss) from
 continuing operations
 before equity in
 undistributed income of
 subsidiaries...........    67,715      13,172       61,879      (27,503)     115,263
Equity in undistributed
 income of subsidiaries.    22,201         --           --       (22,201)         --
                           -------    --------     --------     --------     --------
Income (loss) from
 continuing operations..    89,916      13,172       61,879      (49,704)     115,263
Loss from discontinued
 operations.............       --      (25,347)         --           --       (25,347)
                           -------    --------     --------     --------     --------
Income (loss) before
 extraordinary item.....    89,916     (12,175)      61,879      (49,704)      89,916
Extraordinary item--Loss
 on early extinguishment
 of debt,
 net of income taxes....    (3,995)        --           --           --        (3,995)
                           -------    --------     --------     --------     --------
Net income (loss).......   $85,921    $(12,175)    $ 61,879     $(49,704)    $ 85,921
                           =======    ========     ========     ========     ========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                          Year ended December 31, 1997

                                                     Non-
                                     Guarantor    Guarantor
                           ICII     Subsidiaries Subsidiaries Eliminations Consolidated
                         ---------  ------------ ------------ ------------ ------------
                                                (In thousands)
Net cash (used in)
 provided by operating
 activities............. $ (19,966)   $  7,312    $ 834,215    $(802,998)   $  18,563
                         ---------    --------    ---------    ---------    ---------
Cash flows from
 investing activities:
  Net change in interest
   bearing deposits.....   (31,390)       (986)     (70,797)       2,804     (100,369)
  Purchase of securities
   available for sale...   (42,938)        --           --           --       (42,938)
  Sale of securities
   available for sale...       --          --        29,354      (23,950)       5,404
  Net change loans held
   for investment.......   (56,088)     47,751     (272,429)     106,801     (173,965)
  Proceeds from sales of
   stock................    83,117         411        1,295          565       85,388
  Investment in Imperial
   Credit Asset
   Resolution Inc. .....   (74,810)        --           --        74,810          --
  Cash utilized for
   acquisitions.........      (750)        --      (123,738)         --      (124,488)
  Net change in
   investment in
   subsidiaries.........   (11,803)        --           --        11,803          --
  Other, net............     3,645      (2,513)     (40,377)      69,586       30,341
                         ---------    --------    ---------    ---------    ---------
Net cash (used in)
 provided by investing
 activities.............  (131,017)     44,663     (476,692)     242,419     (320,627)
                         ---------    --------    ---------    ---------    ---------
Cash flows from
 financing activities:
  Net change in
   deposits.............       --          --       117,575      (30,737)      86,838
  Advances from Federal
   Home Loan Bank.......       --          --        50,000          --        50,000
  Repayments of advances
   from Federal Home
   Loan Bank............       --          --      (145,500)         --      (145,500)
  Net change in other
   borrowings...........   (15,363)    (58,518)    (290,113)     507,499      143,505
  Proceeds from offering
   of Senior Notes......   194,500         --           --           --       194,500
  Borrowings from
   Imperial Credit
   Investment Corp......    10,000         --           --      (10,000)          --
  Proceeds from offering
   of Remarketed
   Securities...........    68,075         --           --           --        68,075
  Repurchase of Senior
   Notes................   (73,241)        --           --           --       (73,241)
  Dividends paid to
   ICII.................    18,450         --       (18,450)         --           --
  Net change in minority
   interest.............   (44,203)        --           111       (7,670)     (51,762)
  Other, net............       781          20      (92,754)      92,734          781
                         ---------    --------    ---------    ---------    ---------
Net cash provided by
 (used in) financing
 activities.............   158,999     (58,498)    (379,131)     551,826      273,196
                         ---------    --------    ---------    ---------    ---------
  Net change in cash....     8,016      (6,523)     (21,608)      (8,753)     (28,868)
  Cash at beginning of
   period...............     5,213       7,973       64,926       (3,865)      74,247
                         ---------    --------    ---------    ---------    ---------
  Cash at end of period. $  13,229    $  1,450    $  43,318    $ (12,618)   $  45,379
                         =========    ========    =========    =========    =========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                    CONSOLIDATING CONDENSED INCOME STATEMENT

                          Year ended December 31, 1996

                                                    Non-
                                    Guarantor    Guarantor
                           ICII    Subsidiaries Subsidiaries Eliminations Consolidated
                          -------  ------------ ------------ ------------ ------------
                                                (In thousands)
Revenue:
Interest income.........  $14,877    $ 3,811      $193,963     $ (5,180)    $207,471
Interest expense........   16,696      1,901       127,181      (10,742)     135,036
                          -------    -------      --------     --------     --------
Net interest income.....   (1,819)     1,910        66,782        5,562       72,435
Provision for loan and
 lease losses...........      --                     9,625          148        9,773
                          -------    -------      --------     --------     --------
 Net interest income
  after provision for
  loan and lease losses.   (1,819)     1,910        57,157        5,414       62,662
                          -------    -------      --------     --------     --------
(Loss) gain on sale of
 loans..................     (937)     2,617        86,090          386       88,156
Loan servicing (expense)
 income.................   (3,706)     3,095        11,444       (9,153)       1,680
Gain on sale of
 servicing rights.......    6,249        --            --         1,342        7,591
Gains on sale of
 securities.............   82,690        --            --           --        82,690
Dividends received from
 subsidiaries...........    6,200        --            --        (6,200)         --
Other income............      741      3,214         6,162        4,037       14,154
                          -------    -------      --------     --------     --------
 Total other income.....   91,237      8,926       103,696       (9,588)     194,271
                          -------    -------      --------     --------     --------
 Total revenues.........   89,418     10,836       160,853       (4,174)     256,933
                          -------    -------      --------     --------     --------
Expenses:
Personnel expense.......    8,757      2,997        36,837         (236)      48,355
Amortization of
 servicing rights.......      402        106           613          --         1,121
Occupancy expense.......    1,994        229         2,352           78        4,653
Net expenses of other
 real estate owned......    4,969        --            765        1,280        7,014
General, administrative
 and other expense......   14,746      3,645        18,884          631       37,906
                          -------    -------      --------     --------     --------
 Total expenses.........   30,868      6,977        59,451        1,753       99,049
                          -------    -------      --------     --------     --------
Income before income
 taxes, minority
 interest, deferred
 inter- company expense
 and extraordinary item.   58,550      3,859       101,402       (5,927)     157,884
Income taxes............   28,830      1,606        39,135          303       69,874
                          -------    -------      --------     --------     --------
Income before minority
 interest, deferred
 inter-company expense
 and extraordinary item.   29,720      2,253        62,267       (6,230)      88,010
Minority interest in of
 consolidated
 subsidiaries...........   12,026                                   --        12,026
                          -------    -------      --------     --------     --------
Income before deferred
 inter-company expense..   17,694      2,253        62,267       (6,230)      75,984
Deferred inter-company
 expense, net of income
 taxes..................   (1,383)                                1,383          --
                          -------    -------      --------     --------     --------
Income before equity in
 undistributed income of
 subsidiaries...........   19,077      2,253        62,267       (7,613)      75,984
Equity in undistributed
 income of subsidiaries.   56,907                               (56,907)         --
                          -------    -------      --------     --------     --------
Net income..............  $75,984    $ 2,253      $ 62,267     $(64,520)    $ 75,984
                          =======    =======      ========     ========     ========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                          Year ended December 31, 1996

                                       Other         Non-
                                     Guarantor    Guarantor
                           ICII     Subsidiaries Subsidiaries Eliminations Consolidated
                         ---------  ------------ ------------ ------------ ------------
                                                (In thousands)
Net cash provided by
 (used in) operating
 Activities............. $ 141,782   $  28,949    $(222,480)   $  20,614    $ (31,135)
                         ---------   ---------    ---------    ---------    ---------
Cash flows from
 investing activities:
  Net change in interest
   bearing deposits.....       --         (163)     265,206         (636)     264,407
  Proceeds of sales of
   servicing rights.....    31,799         --           --       (21,788)      10,011
  Purchase of securities
   available for sale...       --         (887)     (41,704)      (5,962)     (48,553)
  Net change in loans
   held for investment..    (5,310)    (86,213)     (37,354)     101,226      (27,651)
  Cash utilized for
   acquisitions.........       --      (20,020)         --           --       (20,020)
  Proceeds from sale of
   SPFC stock...........    64,625         --           --           --        64,625
  Net change in
   investment in
   subsidiaries.........  (155,759)        --           --       155,759          --
  Other, net............     3,762        (524)      (6,425)       4,545        1,358
                         ---------   ---------    ---------    ---------    ---------
Net cash (used in)
 provided by investing
 activities.............   (60,883)   (107,807)     179,723      233,144      244,177
                         ---------   ---------    ---------    ---------    ---------
Cash flows from
 financing activities:
  Net change in
   deposits.............       --          --       (20,984)      (2,821)     (23,805)
  Advances from Federal
   Home Loan Bank.......       --          --       434,000          --       434,000
  Repayments of advances
   from Federal Home
   Loan Bank............       --          --      (483,500)         --      (483,500)
  Proceeds from
   convertible
   subordinated
   Debentures...........       --          --        72,162          --        72,162
  Net change in other
   borrowings...........  (196,363)     88,768      105,266     (184,134)    (186,463)
  Proceeds from issuance
   of common Stock......    59,228         --        53,798      (53,798)      59,228
  Repayment of bonds....       --          --      (111,995)         --      (111,995)
  Net change in minority
   interest.............    43,697         --           --         9,787       53,484
  Other, net............     9,159         --        26,400      (26,631)       8,928
                         ---------   ---------    ---------    ---------    ---------
Net cash (used in)
 provided by financing
 activities.............   (84,279)     88,768       75,147     (257,597)    (177,961)
                         ---------   ---------    ---------    ---------    ---------
  Net change in cash....    (3,380)      9,910       32,390       (3,839)      35,081
  Cash at beginning of
   period...............     8,593      (1,937)      32,536          (26)      39,166
                         ---------   ---------    ---------    ---------    ---------
  Cash at end of period. $   5,213   $   7,973    $  64,926    $  (3,865)   $  74,247
                         =========   =========    =========    =========    =========

                       IMPERIAL CREDIT INDUSTRIES, INC.

29. SPB Regulatory Matters

 General

  SPB is subject to federal and state regulation and periodic examinations by the California Department of Financial Institutions and the FDIC. SPB's ability to pay dividends is limited by federal and state regulation.

 California Regulations

  California industrial loan law establishes minimum capital levels and other ratios that limit the ability of the Bank to pay dividends. Under these regulations, SPB cannot pay dividends if the amount of SPB's non-demand deposits is greater than 20 times the amount of SPB's "capital not available for dividends." "Capital not available for dividends" is the amount of equity capital that is established by the Board of Directors through an amendment to SPB's by-laws. At its January 1998 meeting, the Directors approved a by-law amendment declaring $150 million of capital not available for dividends, representing a $25 million increase from the previously declared amount. At December 31, 1998 and 1997, the relationships of non-demand deposits to capital not available for dividends were 11.4 times and 9.5 times, respectively.

 Federal Deposit Insurance Corporation Regulations

  SPB is subject to capital requirements as administered by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by the FDIC that, if undertaken, could have a direct material effect on SPB's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, SPB must meet specific capital guidelines that involve quantitative measures of SPB's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. SPB's capital amounts and classifications are also subject to qualitative judgments by the FDIC with respect to components, risk weightings and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require SPB to maintain minimum amounts and ratios, set forth in the table below, of Total and Tier-1 capital to risk-weighted assets and Tier-1 capital to average assets. Management believes, as of December 31, 1998, that SPB meets all capital adequacy requirements to which it is subject.

  As of December 31, 1998, the most recent notification from the FDIC categorized SPB as well-capitalized under the regulatory framework for prompt and corrective action. To be categorized as well-capitalized, SPB must maintain minimum total risk-based, Tier-1 risk-based and Tier-1 leverage ratios. The following table sets forth the capital categories and the SPB's ratios as of December 31, 1998:

  The following table sets forth the capital categories and the Bank's ratios as of December 31, 1998:

                                                       Total                Tier1                Tier-1
                                                     Risk-based           Risk based            Leverage
   Captial Category                                    Ratio                Ratio                Ratio
   ----------------                                  ----------           ----------            --------
   Well-capitalized..............................   greater than  10%   greater than  6%   greater than  5%
                                                    or equal to         or equal to        or equal to
   Adequately capitalized........................   greater than   8%   greater than  4%   greater than  4%
                                                    or equal to         or equal to        or equal to
   Under-capitalized.............................   less than      8%   less than     4%   less than     4%
                                                    or equal to         or equal to        or equal to
   Significantly under-capitalized...............   less than      6%   less than     3%   less than     3%
                                                    or equal to         or equal to        or equal to
   Southern Pacific Bank, December 31, 1998......              11.12%              8.42%              8.62%

                       IMPERIAL CREDIT INDUSTRIES, INC.

  The following table presents SPB's actual capital ratios and the corresponding minimum and well capitalized capital ratio requirements under the (i) California Leverage limitation, (ii) FDIC Risk-based Capital and Tier 1 Capital regulations, and (iii) the FDIC Leverage ratio regulation as of December 31, 1998 and 1997.

 December 31, 1998

                                                                       Well
                                                     Minimum       Capitalized
                                      Actual       Requirement     Requirement
                                  --------------  --------------  --------------
                                   Amount  Ratio   Amount  Ratio   Amount  Ratio
                                  -------- -----  -------- -----  -------- -----
                                             (Dollars in Thousands)
California Leverage Limitation... $179,022 10.45% $ 85,688 5.00%  $    --     --%
Risk-based Capital...............  221,657 11.12%  159,410 8.00%   199,264 10.00%
Risk-based Tier 1 Capital........  167,823  8.42%   79,705 4.00%   119,558  6.00%
FDIC Leverage Ratio..............  167,823  8.62%   77,861 4.00%    97,326  5.00%

 December 31, 1997

                                                                       Well
                                                     Minimum       Capitalized
                                      Actual       Requirement     Requirement
                                  --------------  --------------  --------------
                                   Amount  Ratio   Amount  Ratio   Amount  Ratio
                                  -------- -----  -------- -----  -------- -----
                                             (Dollars in Thousands)
California Leverage Limitation... $157,082 13.20% $ 59,476 5.00%  $    --    -- %
Risk-based Capital...............  190,673 12.25%  124,583 8.00%   155,729 10.00%
Risk-based Tier 1 Capital........  136,206  8.75%   62,292 4.00%    93,437  6.00%
FDIC Leverage Ratio..............  136,206  8.30%   65,644 4.00%    82,055  5.00%

  The FDIC completed an information systems exam of SPB in May 1998 and the FDIC and DFI completed a joint examination of SPB for the period ended March 31, 1998. As a result of the examinations, the FDIC requested that SPB enter into two written memoranda of understanding ("MOUs") addressing deficiencies identified by the FDIC in SPB's accounting systems and controls, and perceived deficiencies in SPB's Y2K readiness and contingency planning.

  The first MOU regarding systems and controls and Y2K was signed by the FDIC and SPB on November 2, 1998. Under this MOU, SPB is required to take a number of actions to address and correct the accounting and Y2K preparedness concerns of the FDIC. On January 19, 1999, the FDIC and DFI issued a second MOU as a result of the 1998 joint exam, which addressed accounting controls and policies and alleged violations of law. Under the second MOU, SPB is required to:

    (1) adopt and implement policies to provide adequate accounting controls consistent with safe and sound banking practices,

    (2) eliminate or correct violations of law described in the FDIC/DFI examination, and

    (3) achieve and maintain regulatory capital requirements applicable to a "well capitalized" depository institution. In addition, under the second MOU, SPB is allowed to pay dividends to ICII in accordance with its normal dividend policy. Our policy allows SPB to pay cash dividends of up to 35% of SPB's net income. Our policy further states that SPB is prohibited from paying any cash dividend if it is not, immediately prior and subsequent to the dividend, a "well-capitalized" institution within the meaning of FDIC regulations.

  SPB has developed and implemented new policies and procedures which are designed to improve the efficiency and timeliness of general ledger reconciliation tasks and related financial accounting matters.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  SPB believes it is currently in compliance in all material respects with FDIC minimum Y2K readiness requirements and guidelines. SPB has addressed, or is addressing, the other items of concern described in the FDIC/DFI examination and referenced in the second MOU.

  In the first quarter of 1999, SPB has received an interim satisfactory rating from the FDIC related to SPB's Y2K preparedness and contingency planning.

  The FDIC and DFI each has the authority to take a variety of informal and formal remedial and other enforcement actions with regard to violations of law, and unsafe and unsound banking practices, including, among other things, the institution of proceedings or actions imposing or seeking memoranda of understanding, injunctions, cease and desist orders, criminal or civil penalties, removal from office, the placing of SPB into conservatorship or receivership, or the revocation of SPB's charter. The MOU is one such instance of an informal remedial action which the FDIC or DFI may take. Although we do not believe that further enforcement action is warranted at this time under the circumstances, any such enforcement could have a material adverse effect on the Company.

  SPB's management believes it has initiated actions to correct the deficiencies identified in the reports of examination, has commenced monthly reporting to its Board of Directors of actions taken and has provided written reports, on a monthly basis, to the Regional Director of the FDIC.

                        IMPERIAL CREDIT INDUSTRIES, INC.

          CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

30. Imperial Credit Industries, Inc. (Parent Company Only)

                            CONDENSED BALANCE SHEETS

                                                               December 31,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
                                                              (In thousands)
                           ASSETS
                           ------
Cash........................................................ $  3,224  $ 13,229
Interest bearing deposits...................................    2,281    31,390
Securities available for sale...............................   69,115    86,695
Trading securities..........................................   49,507    20,976
Loans held for sale.........................................    1,698    12,138
Loans held for investment, net..............................   45,029    59,347
Premises and equipment, net.................................    2,808     2,272
Other real estate owned, net................................      318     1,158
Investment in SPFC..........................................      --     65,303
Investment in FMC...........................................   56,334    53,099
Investment in subsidiaries..................................  276,863   281,454
Accrued interest on loans...................................    3,216     3,320
Other assets................................................   25,906    26,775
Net assets of discontinued operations.......................   43,624    45,961
                                                             --------  --------
  Total assets.............................................. $579,923  $703,117
                                                             ========  ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------
Remarketed Par Securities................................... $ 72,165  $ 72,165
Other borrowings............................................   20,481     1,220
Senior Notes................................................  219,858   219,813
Minority interest in consolidated subsidiaries..............     (628)      946
Other liabilities...........................................   34,526    85,040
                                                             --------  --------
  Total liabilities.........................................  346,402   379,184
                                                             --------  --------
Shareholders' equity:
  Common stock, no par value, authorized 80,000,000 shares;
   36,785,898 and 38,791,439 shares issued and outstanding
   at December 31, 1998 and 1997, respectively..............  129,609   147,109
  Retained earnings.........................................  101,265   174,898
  Shares held in deferred executive compensation plan.......    3,833       --
  Accumulated other comprehensive income-unrealized (loss)
   gain on securities available for sale, net...............   (1,186)    1,926
                                                             --------  --------
    Total shareholders' equity..............................  233,521   323,933
                                                             --------  --------
    Total liabilities and shareholders' equity.............. $579,923  $703,117
                                                             ========  ========

                       IMPERIAL CREDIT INDUSTRIES, INC.

          CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                         December 31,
                                                  ----------------------------
                                                    1998       1997     1996
                                                  ---------  --------  -------
                                                        (In thousands)
Revenues:
  Interest income................................ $  30,082  $ 28,916  $14,877
  Interest expense...............................    30,617    25,703   16,696
                                                  ---------  --------  -------
    Net interest income (expense)................      (535)    3,213   (1,819)
  Provision for loan and lease losses............       --      5,000      --
                                                  ---------  --------  -------
  Net interest expense after provision for loan
   and lease losses..............................      (535)   (1,787)  (1,819)
  Gain (loss) on sale of loans...................        46    (4,427)    (937)
  Loan servicing expense.........................      (434)   (2,283)  (3,706)
  Gain on sale of servicing rights...............       --        --     6,249
  (Loss) on impairment of securities.............  (120,138)      --       --
  (Loss) gain on sale of securities..............      (179)  110,317   82,690
  Mark to market on securities...................    (4,993)     (341)     --
  Dividends received from subsidiaries...........    25,410    27,514    6,200
  Equity in net income of SPFC...................    12,739    25,869      --
  Equity in net income (loss) of FMC.............     3,235    (3,050)     --
  Other income (loss)............................       362    (2,573)     741
                                                  ---------  --------  -------
    Total other income...........................   (83,952)  151,026   91,237
                                                  ---------  --------  -------
  Total revenue..................................   (84,487)  149,239   89,418
                                                  ---------  --------  -------
Expenses:
  Personnel expense..............................     4,415     4,682    8,757
  Occupancy expense..............................     1,267     1,310    1,994
  Other expense..................................    10,592    23,735   20,117
                                                  ---------  --------  -------
    Total expenses...............................    16,274    29,727   30,868
                                                  ---------  --------  -------
  (Loss) income before income taxes, minority
   interest, deferred inter-Company items and
   extraordinary item............................  (100,761)  119,512   58,550
  Income taxes...................................   (55,061)   41,611   28,830
                                                  ---------  --------  -------
  (Loss) income before minority interest,
   deferred inter-company items and extraordinary
   item..........................................   (45,700)   77,901   29,720
  Minority interest in (loss) income of
   consolidated subsidiaries.....................    (1,552)   10,513   12,026
  Deferred inter-company (expense) income, net of
   income taxes..................................       --       (327)  (1,383)
                                                  ---------  --------  -------
  (Loss) income before extraordinary item........   (44,148)   67,715   19,077
  Extraordinary item--Loss on extinguishment of
   debt, net of income Taxes.....................       --     (3,995)     --
                                                  ---------  --------  -------
  (Loss) income before equity in undistributed
   income of subsidiaries........................   (44,148)   63,720   19,077
  Equity in undistributed (loss) income of
   subsidiaries, net of income taxes(1)..........   (29,485)   22,201   56,907
                                                  ---------  --------  -------
    Net (loss) income............................ $ (73,633) $ 85,921  $75,984
                                                  =========  ========  =======
  Other comprehensive (loss) income..............    (3,112)   (3,084)   1,799
                                                  ---------  --------  -------
    Comprehensive (loss) income.................. $ (76,745) $ 82,837  $77,783
                                                  =========  ========  =======

--------
(1) Includes net loss from discontinued operations of $14.5 million and $25.3 million for 1998 and 1997, respectively.

                        IMPERIAL CREDIT INDUSTRIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                         December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                        (In thousands)
Net cash (used in) provided by operating
 activities...................................... $(50,644) $(19,966) $141,782
                                                  --------  --------  --------
Cash flows from investing activities:
  Net change in interest bearing deposits........   29,109   (31,390)      --
  Proceeds from bulk sale of servicing rights....      --        --     31,799
  Purchase of servicing rights...................      --        --        --
  Proceeds from sale of other real estate owned..    2,558     4,637     2,953
  Purchase of securities available for sale......  (16,651)  (42,938)      --
  Investment in Imperial Credit Asset Resolution
   Inc. .........................................      --    (74,810)      --
  Proceeds from sale of SPFC stock...............      --     13,707    64,625
  Proceeds from sale of FMC stock................      --     59,731       --
  Proceeds from sale of IMH stock................      867     9,679       --
  Net change in loans held for investment........   10,884   (56,088)   (5,310)
  Net change in investment in subsidiaries.......    4,591   (11,803) (155,759)
  Cash utilized for acquisitions.................      --       (750)      --
  (Purchase) disposal of premises and equipment..   (1,721)     (992)      809
                                                  --------  --------  --------
Net cash provided by (used by) investing
 activities......................................   29,637  (131,017)  (60,883)
                                                  --------  --------  --------
Cash flows from financing activities:
  Proceeds from offering of Senior Notes due
   2007..........................................      --    194,500       --
  Proceed from offering of Remarketed Par
   Securities....................................      --     68,075       --
  Repayments of Senior Notes due 2004............      --    (73,241)      --
  Borrowings from Imperial Credit Investment
   Corporation...................................      --     10,000       --
  Proceeds from resale of Senior Notes due 2004..      --        --      7,615
  Proceeds from issuance of common stock.........      --        --     59,228
  Repurchase and retirement of common stock and
   warrants......................................  (24,305)     (551)     (127)
  Capital contributions to consolidated
   subsidiaries..................................   (4,332)      --        --
  Dividends received from consolidated
   subsidiaries..................................   20,915    18,450       --
  Proceeds from exercise of stock options........    1,037     1,332     1,671
  Net change in other borrowings.................   19,261   (15,363) (196,363)
  Net change in minority interest................   (1,574)  (44,203)   43,697
                                                  --------  --------  --------
Net cash provided by (used in) financing
 activities......................................   11,002   158,999   (84,279)
                                                  --------  --------  --------
Net change in cash...............................  (10,005)    8,016    (3,380)
Cash at beginning of year........................   13,229     5,213     8,593
                                                  --------  --------  --------
Cash at end of year.............................. $  3,224  $ 13,229  $  5,213
                                                  ========  ========  ========

                       IMPERIAL CREDIT INDUSTRIES, INC.

Supplemental Disclosure of Cash Flow Information

  The following information supplements the condensed statements of cash flows:

                                                           December 31,
                                                      -------------------------
                                                       1998     1997     1996
                                                      -------  -------  -------
                                                          (In thousands)
Cash paid during the period for:
  Interest........................................... $28,892  $19,349  $16,315
Significant non-cash activities:
  Loans transferred to OREO.......................... $ 2,798  $ 6,751  $ 8,479
  Loans transferred from held for sale to held for
   investment........................................     --       --   197,141
  Change in unrealized gain on securities available
   for sale, net.....................................  (3,112)  (3,084)   1,799
  Assets contributed to SPB..........................   9,547      --       --

31. Unaudited Subsequent Event

  On March 11, 1999, FMC and Bay View Capital Corporation ("Bay View") announced that they have executed a definitive merger agreement providing for the merger of FMC with Bay View. This agreement would also include the Company selling to Bay View its 38.4% ownership in FMC. In accordance with the terms of the definitive agreement, Bay View will acquire all of the common stock of FMC for consideration currently valued at approximately $309.0 million. Each share of FMC common stock will be exchanged for, at the election of the holder, either $10.25 in cash, or .5125 shares of Bay View's common stock. FMC shareholder elections are subject to the aggregate number of shares of FMC common stock to be exchanged for Bay View's common stock being equal to 60% of the number of shares of FMC common stock outstanding immediately prior to closing the transaction and no FMC shareholder owning more than 9.9% of Bay View's common stock, on a pro forma basis. The transaction is expected to close during the third quarter of 1999, subject to approval by both Bay View's and FMC's shareholders and subject to necessary regulatory approvals. As of December 31, 1998, the Company's book value of its investment in FMC was $5.11 per common share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information with respect to the directors and executive officers of the Company.

                  Name                 Age         Position with Company
                  ----                 ---         ---------------------
   H. Wayne Snavely(1)................  57 Chairman of the Board, President and
                                            Chief Executive Officer
                                           Executive Vice President and Chief
   Brad S. Plantiko(1)................  43 Financial Officer
   Kevin E. Villani(1)................  50 Executive Vice President, Finance
   Irwin L. Gubman(1).................  57 General Counsel and Secretary
   Paul B. Lasiter....................  32 Senior Vice President and Controller
   John G. Getzelman(1)...............  56 President of SPB
   Stephen J. Shugerman(1)............  51 Director and Vice-Chairman of SPB
   Joseph R. Tomkinson................  51 Director
   Robert S. Muehlenbeck(2)...........  51 Director
   G. Louis Graziadio, III(2).........  49 Director
   Perry A. Lerner(2)(3)..............  55 Director
   James Clayburn LaForce, Jr.(2)(3)..  69 Director

--------
(1) Member of Executive Committee.

(2) Member of Compensation Committee.

(3) Member of Audit Committee.

  H. Wayne Snavely has been our Chairman of the Board and Chief Executive Officer since December 1991 and President since February 1996. Mr. Snavely served as a director of Imperial Bank from 1975 to 1983 and from 1993 to January 1998. Mr. Snavely is Chairman of the Board of FMC and ICCMIC.

  Brad S. Plantiko has been Executive Vice President and Chief Financial Officer of the Company since July 1998. From October 1980 to July 1998, Mr. Plantiko was with KPMG Peat Marwick, LLP, where he was partner in-charge of its finance company services for the western United States. Mr. Plantiko has more than 17 years of experience serving banks, thrifts, mortgage banks and finance companies. He serves on the Board of Visitors of the Graduate School of Business Management at Pepperdine University. Mr. Plantiko is a member of the American Institute and the California Society of Certified Public Accountants. Mr. Plantiko is a director of FMC.

  Kevin E. Villani has been our Executive Vice President, Finance, since July 1998. Mr. Villani was our Executive Vice President and Chief Financial Officer from September 1995 through July 1998. Mr. Villani is President of ICAM, serves as a member of our Board of Directors, and is Vice Chairman of the Board of ICCMIC. Mr. Villani joined the University of Southern California as the Wells Fargo Visiting Professor of Finance in 1990 and remained on the full-time faculty through 1997. From 1985 to 1990, he was the Executive Vice President and Chief Financial Officer for Imperial Corporation of America. From 1982 to 1985, Mr. Villani served in various capacities at the Federal Home Loan Mortgage Corporation, including Chief Economist and Chief Financial Officer.

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

  Irwin L. Gubman has been our General Counsel and Secretary since October 1996. From February 1992 to September 1996, Mr. Gubman was a Partner at Coudert Brothers serving in various capacities including syndicated lending, structured finance, and regulatory matters. From December 1970 to September 1991, Mr. Gubman served in various capacities at Bank of America, most recently as Senior Vice President and Associate General Counsel. From March 1968 to October 1970, Mr. Gubman was an Attorney Advisor for the U.S. Arms Control and Disarmament Agency. From September 1967 to March 1968, Mr. Gubman was a Legal Advisor to the Government of Liberia.

  Paul B. Lasiter has been our Senior Vice President and Controller since November 1992. From June 1988 to November 1992, Mr. Lasiter was a Supervising Senior Accountant for KPMG Peat Marwick, specializing in the financial institutions industry. Mr. Lasiter is a Certified Public Accountant.

  John Getzelman has been President of SPB since December 1998. Prior to this, Mr. Getzelman was President of Community Bank of Pasadena, California from 1992 through 1998. From 1971 to 1992, Mr. Getzelman was associated with Security Pacific Corporation including 16 years on international assignments in Latin America and Asia. Mr. Getzelman served as Chairman and CEO of Rainier Bank in Seattle, a subsidiary of Security Pacific from 1988 to 1992. Mr. Getzelman is a member of the Board of Trustees of Seattle University, a member of the boards of the House Ear Institute and the Pasadena Symphony. He is also a member of the Visiting Committee of the University of Southern California.

  Stephen J. Shugerman has been a Director since December 1991. From June 1987 until December 1998, Mr. Shugerman was President of SPB. Mr. Shugerman has been Vice-Chairman of SPB since December 1998. From June 1985 to May 1987, Mr. Shugerman was President of ATI Thrift & Loan Association, a privately owned thrift and loan association, and, from 1979 to 1985, he was Senior Vice President of Imperial Thrift and Loan Association, a former subsidiary of Imperial Bank. Mr. Shugerman has recently served as President of the California Association of Thrift & Loan Companies.

  Joseph R. Tomkinson has been a Director since December 1991. Mr. Tomkinson has been the Vice Chairman of the Board and Chief Executive Officer of IMH since August 1995. Mr. Tomkinson served as President of ICII from January 1992 to February 1996 and from 1986 to January 1992, he was President of Imperial Bank Mortgage, a subsidiary of Imperial Bank, one of the companies combined to become ICII in 1992. From 1984 to 1986, he was employed as Executive Vice President of Loan Production for American Mortgage Network, a privately owned mortgage bank. Mr. Tomkinson is the Chairman and Chief Executive Officer of Impac Commercial Holdings, Inc., a commercial REIT and a Director of BNC Mortgage, Inc., a residential real estate lending company

  Robert S. Muehlenbeck has been a Director since December 1991. Mr. Muehlenbeck retired in 1998 as an Executive Vice President of Imperial Bank with primary responsibility for corporate finance and mergers and acquisitions. In addition, he also served as President of Imperial Ventures, Inc., Imperial Bank's venture capital small business investment company and President of Imperial Credit Corp., an investment and mezzanine lending entity. Mr. Muehlenbeck was formerly the President of Seaborg, Incorporated and has been involved in commercial and residential real estate development and finance activities.

  G. Louis Graziadio, III has been a Director since February 1992. Mr. Graziadio has been Chairman of the Board and Chief Executive Officer of Ginarra Holdings, Inc. (as well as predecessor and affiliated companies) since 1979. Ginarra Holdings, Inc. is a privately held California corporation engaged in a wide range of investment activities. Mr. Graziadio has been actively involved, since 1972, in real estate development, construction and home building. Mr. Graziadio was a Director of FMC and is a director of Imperial Bancorp and Imperial Trust Company, an indirect subsidiary of Imperial Bancorp.

  Perry A. Lerner has been a Director since May 1992. He has been a principal in the investment firm of Crown Capital Group, Inc., since 1996. Mr. Lerner was with the law firm of O'Melveny & Myers from 1982 to 1997, having been a partner with the firm from 1984 to 1996. Mr. Lerner was an Attorney-Advisor of the International Tax Counsel of the United States Treasury Department from 1973 to 1976. Mr. Lerner is a Director of FMC, and Boss Holdings Inc., a specialty consumer products company.

  James Clayburn LaForce, Jr. has been a Director since May 1992. From July 1978 to July 1993, Mr. LaForce was the Dean of The Anderson School, University of California at Los Angeles. In addition, Mr. LaForce was appointed in January 1991 to the position of Acting Dean of the Hong Kong University of Science and Technology, Hong Kong. Mr. LaForce is a Director of Rockwell International Corp., Jacobs Engineering Group, Inc., Timkon Co., a steel alloy company, Motor Cargo Industries, a transportation company and Blackrock Funds, Payden & Rygel Funds and Provident Investment Counsel, investment companies.

  Our directors hold office until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier resignation or removal. All officers are appointed by and serve at the discretion of our Board of Directors, subject to employment agreements, where applicable. There are no family relationships between any of our directors or officers. George L. Graziadio, Jr., the President, Chief Executive Officer and the Chairman of the Board of Directors of Imperial Bancorp ("Bancorp"), is the father of G. Louis Graziadio, III. The Graziadio family and related entities are significant shareholders of Bancorp.

  No directors or executive officers were involved in any petitions under the Federal bankruptcy laws during the past five years, except Mr. Snavely was the Chairman and Mr. Shugerman was a Director of Southern Pacific Funding Corporation.

ITEM 11. EXECUTIVE COMPENSATION

  The members of our board of directors who are not employees of our company receive cash compensation of $5,000 per quarter and $500 for each board of directors meeting attended and for each committee meeting attended which is not on the same day as another board meeting. In addition, these non-employee directors receive options to purchase 10,000 shares of our common stock which vest on the one-year anniversary of the date of grant and become first exercisable one year from the date of the grant at a price equal to the fair market value of the common stock on the date of the grant, and which expire on the tenth anniversary of the date of the grant.

  The following table provides information concerning the cash and non-cash compensation earned and received by our Chief Executive Officer and our four highly compensated executive officers (the "Named Executive Officers"), other than our Chief Executive Officer, whose salary and bonus during the fiscal year ended December 31, 1998 exceeded $100,000:

                          SUMMARY COMPENSATION TABLE

                                                                     Long Term
                                                                    Compensation
                               Annual Compensation                     Awards
                             ------------------------               ------------
                             Fiscal                   Other Annual    Options
Name and Principal Position   Year   Salary   Bonus   Compensation    Granted
---------------------------  ------ -------- -------- ------------  ------------
H. Wayne Snavely...........   1998  $502,114 $    --    $78,640(1)        --
 President, Chief Executive   1997   450,000  700,000    29,082(1)        --
 Officer and Chairman         1996   300,000  700,000    28,564(1)    400,000(2)

Kevin E. Villani...........   1998  $352,691 $150,000    71,110(3)     34,000(2)
 Executive Vice President,
  Finance(4)                  1997   300,000  266,666    17,082(3)     50,000(2)
                              1996   200,000  200,000    12,986(3)     84,000(2)

Stephen J. Shugerman.......   1998  $304,224 $    --     71,325(5)        --
 Vice-Chairman of SPB(6)      1997   250,000  501,000    21,882(5)        --
                              1996   200,000  400,000    20,963(5)    100,000(2)

Irwin L. Gubman............   1998  $201,532 $125,000   $18,557(7)     26,800(2)
 General Counsel and          1997   200,000  200,000    16,852(7)     70,000(2)
 Secretary                    1996    50,000   30,000       750(7)     30,000(2)

Brad S. Plantiko...........   1998  $ 77,403 $ 99,519   $55,815(8)     84,000(2)
 Executive Vice President
  and
 Chief Financial Officer

--------
(1) In 1998, 1997 and 1996, consists of (1) a car allowance paid by our company of $18,000, $18,000 and $18,000, respectively, and (2) aggregate contributions paid by our company of $60,640, $11,082 and $10,564, respectively, under employee benefit plans.

(2) See "--Stock Option Plans" for details regarding the terms of such options.

(3) In 1998, 1997 and 1996, consists of (1) a car allowance paid by our company of $10,615, $6,000 and $6,000, respectively, and (2) aggregate contributions paid by our company of $60,495, $11,082 and $6,986, respectively, under employee benefit plans.

(4) Mr. Villani served as Chief Financial Officer until July 1998.

(5) In 1998, 1997 and 1996, consists of (1) a car allowance paid by our company of $10,800, $10,800 and $10,800, respectively, and (2) aggregate contributions paid by our company of $60,525, $11,082 and $10,163, respectively.

(6) Mr. Shugerman resigned as President of SPB effective December 1998. Mr. Shugerman is the Vice-Chairman of SPB.

(7) In 1998, 1997 and 1996, consists of (1) a car allowance paid by our company of $8,307, $6,000 and $750, respectively, and (2) aggregate contributions paid by our company of $10,250, $10,852 and $0, respectively, under employee benefit plans.

(8) In 1998 and 1997, consists of (1) a car allowance paid by our company of $3,980 and (2) aggregate contributions paid by our company of $51,835 under employee benefit plans.

                 Option Grants, Exercises and Year End Values

                                                                    Potential
                                                                 Realized Value
                                                                   at Assumed
                                                                 Annual Rates of
                                                                   Stock Price
                                             Exercise             Appreciation
                           1998   Percentage  Price              for Option Term
                          Options  of Total    per    Expiration ---------------
          Name            Granted   Grants    Option     Date      5%      10%
          ----            ------- ---------- -------- ---------- ------- -------
Kevin E. Villani......... 34,000     3.11%    10.06    12/01/03   94,499 208,819
Irwin L. Gubman.......... 26,800     2.45%    10.06    12/01/03   74,488 164,598
Brad S. Plantiko......... 50,000     4.57%    18.50    08/11/03  255,560 564,722
Brad S. Plantiko......... 34,000     3.11%    10.00    12/01/03   93,936 207,573

   Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                 Number of         Number of
                                                Unexercised    Unexercised Senior
                                               Options at FY-  Management Options
                                               End Under the    at FY-End Under     Value of all Unexercised
                           Shares               Option Plan     the Option Plan     In-the-Money Options at
                         Acquired on  Value     Exercisable/      Exercisable/         December 31, 1998
          Name            Exercise   Realized Unexercisable(1)  Unexercisable(2)  Exercisable/Unexercisable(3)
          ----           ----------- -------- ---------------- ------------------ ----------------------------
H. Wayne Snavely........      --       $ --   160,000/240,000         917,052          $6,632,693/$   --
Kevin E. Villani........      --         --    70,000/150,800         -- /--               60,100/ 60,100
Stephen J. Shugerman....      --         --    40,000/ 60,000     158,524/--            1,105,681/    --
Irwin L. Gubman.........      --         --    26,000/100,800         -- /--                  -- /    --
Brad S. Plantiko........      --         --       -- / 84,000         -- /--                  -- /    --

--------
(1) For a description of the terms of such options, see "--Stock Option Plans--1992 Stock Option Plan."

(2) For a description of the terms of such options, see "--Senior Management Stock Options."

(3) Based on a price per share of $8.38, which was the price of a share of our common stock as quoted on the Nasdaq National Market at the close of business on December 31, 1998

Employment Agreements

  As of January 1, 1997, Mr. Snavely entered into a five-year employment agreement at an annual base salary of $450,000, subject to adjustment, plus an annual bonus based on attainment of performance objectives, including our company's return on equity, earnings per share and increase in the price of our company's common stock. Mr. Snavely's total cash compensation may not exceed $1.5 million annually.

  As of January 1, 1997, Mr. Villani entered into a five-year employment agreement at an annual base salary of $300,000, subject to adjustment, plus an annual bonus based on attainment of performance objectives identical to the objectives established for Mr. Snavely. Mr. Villani's total cash compensation may not exceed $700,000 annually.

  As of January 1, 1997, Mr. Shugerman entered into a five-year employment agreement at an annual base salary of $250,000, subject to adjustment, plus an annual bonus based on attainment of performance objectives, including our company's earnings per share and certain qualitative objectives with respect to the performance of SPB. Mr. Shugerman's total cash compensation may not exceed $750,000 annually.

  Pursuant to the employment agreements with Messrs. Snavely, Villani and Shugerman, they are each entitled to receive compensation following their termination, as follows: (1) with cause: base salary shall be paid through the date on which termination occurs, or (2) without cause (or for "good reason" as defined in the employment agreement), base salary shall be paid through the date of termination together with the pro-rata portion of any cash bonus award the employee would be entitled to receive at year end and a severance amount equal to base salary reduced by the employee's projected primary social security benefit. The severance amount shall be further reduced if the executive becomes employed by another company or becomes an independent contractor of another company and shall be eliminated entirely if such other company is determined by our board of directors to compete with our company.

Compensation Committee Interlocks and Insider Participation

  Our company's Compensation Committee consists of Messrs. Muehlenbeck, Graziadio, Lerner and LaForce. Mr. Muehlenbeck retired in 1998 as an Executive Vice President of Imperial Bank. Mr. Graziado is a Director of Imperial Bancorp and Imperial Trust Company. Mr Lerner is the Manager of Corona Film Finance Fund (in which ICII is an investor).

Termination Protection Agreements

  In January 1999, we entered into termination protection agreements with Messrs. Snavely, Villani, Gubman & Plantiko. The agreements provide for severance payments to those senior executives in the event of a change in control of our company and a subsequent termination of any one of these senior executives within three years of a change in control for any reason. The senior executives will receive a lump sum payment of three times their respective base salaries and their highest bonus earned in any of the last three fiscal years preceding the change in control and a percentage of their respective bonuses for the year in which the change of control occurs.

  In addition, we will continue to provide these senior executives with medical, dental, life insurance, disability and accidental death and dismemberment benefits until the third anniversary of the termination unless the executive becomes employed by another employer, in which case these coverages will be secondary to those provided by the new employer. All deferred compensation in respect of each senior executive will also become fully vested and we will pay such executive in cash all deferred compensation and any unpaid portion of the executive's bonus. Any amounts payable to an executive will include additional amounts to cover certain taxes resulting from those payments.

  A change in control for purposes of the termination protection agreements includes the following events: (1) any person or persons become the beneficial owner of at least 40% of our outstanding common stock other than by the acquisition of such common stock directly from our company, or (2) any merger or other business combination, liquidation or sale of substantially all of our assets where our shareholders and any trustee or fiduciary of our employee benefit plans our less than 60% of the surviving corporation, or (3) within any 24 month period, the persons who were directors immediately before the beginning of such period cease to constitute at least a majority of our board, or the board of any successor corporation.

Senior Management Stock Options

  Effective January 1992, members of senior management received ten year options to purchase shares of our company's common stock. Such options are not covered by our option plans described below. The exercise price of these options is $0.89 per share for one-half of the options, with the other half exercisable at $1.40 per share. These options are currently exercisable. H. Wayne Snavely, Joseph R. Tomkinson, and Stephen J. Shugerman were granted 917,053, 917,053 and 458,526 of such options, respectively.

  In April 1996, Mr. Tomkinson sold 750,000 shares of our common stock he acquired under the option agreement described above. In November 1996, Mr. Shugerman sold 300,000 shares of our common stock he acquired under the option agreement described above.

  The Company recognizes compensation expense with respect to the senior management stock options because they were granted at less than the estimated market value of our common stock. The total compensation expense was $2.2 million, all of which was recognized as of December 31, 1997. See Note 23 of Notes to Consolidated Financial Statements.

Stock Option Plans

 1992 Stock Option Plan

  A total of 2,292,632 shares of our Common Stock has been reserved for issuance under our 1992 Incentive Stock Option and Nonstatutory Stock Option Plan (the "1992 Stock Option Plan"), which expires by its own terms in 2002. A total of 868,813 options were outstanding at December 31, 1998.

  The 1992 Stock Option Plan provides for the grant of "incentive stock options" ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified stock options ("NQSOs") to employees, officers, directors and consultants. ISOs may be granted only to employees. The 1992 Stock Option Plan is administered by our board of directors or a committee appointed by our board, which determines the terms of options granted, including the exercise price, the number of shares subject to the option, and the option's exercisability.

  The exercise price of all options granted under the 1992 Stock Option Plan must be at least equal to the fair market value of such shares on the date of grant. The maximum term of options granted under the 1992 Stock Option Plan is 10 years.

  With respect to any participant who owns stock representing more than 10% of the voting rights of our outstanding capital stock, the exercise price of any option must be at least equal to 110% of the fair market value on the date of grant.

 1996 Stock Option Plan

  In 1996, we adopted our 1996 Stock Option, Deferred Stock and Restricted Stock Plan (the "1996 Stock Option Plan"), which provides for the grant of ISOs that meet the requirements of Section 422 of the Code, NQSOs and awards consisting of deferred stock, restricted stock, stock appreciation rights and limited stock appreciation rights ("Awards").

  The 1996 Stock Option Plan is administered by a committee of directors appointed by the board of directors (the "Committee"). ISOs may be granted to the officers and key employees of the Company or any of its subsidiaries. The exercise price for any option granted under the 1996 Stock Option Plan may not be less than 100% (110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of our outstanding common stock) of the fair market value of the shares of common stock at the time the option is granted. The purpose of the 1996 Stock Option Plan is to provide a means of performance-based compensation in order to attract and retain qualified personnel and to provide an incentive to those whose job performance affects our company. The effective date of the 1996 Stock Option Plan was June 21, 1996. A total of 3,000,000 shares of our common stock is reserved for issuance under the 1996 Stock Option Plan and a total of 1,937,220 options were outstanding at December 31, 1998.

  If an option granted under the 1996 Stock Option Plan expires or terminates, or an Award is forfeited, the shares subject to any unexercised portion of such option or Award will again become available for the issuance of further options or Awards under the 1996 Stock Option Plan.

  Unless previously terminated by our board of directors, no options or Awards may be granted under the 1996 Stock Option Plan after June 21, 2006.

  Options granted under the 1996 Stock Option Plan will become exercisable upon the terms of the grant made by the Committee. Awards will be subject to the terms and restrictions of the Award made by the Committee. The Committee has discretionary authority to select participants from among eligible persons and to determine at the time an option or Award is granted and in the case of options, whether it is intended to be an ISO or a NQSO. Under current law, ISOs may not be granted to any individual who is not also an officer or employee of our company or any subsidiary.

  Each option must terminate no more than 10 years from the date it is granted (or five years in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the combined voting power of our outstanding common stock). Options may be granted on terms providing for exercise in whole or in part at any time or times during their respective terms, or only in specified percentages at stated time periods or intervals during the term of the option, as determined by the Committee.

  The exercise price of any option granted under the 1996 Stock Option Plan is payable in full:

    (1) in cash,

    (2) by surrender of shares of the Company's Common Stock already owned by the option holder having a market value equal to the aggregate exercise price of all shares to be purchased including, in the case of the exercise of NQSOs, restricted stock subject to an Award under the 1996 Stock Option Plan,

    (3) by cancellation of indebtedness owed by the Company to the optionholder, or

    (4) by any combination of the foregoing.

  Our board of directors may from time to time revise or amend the 1996 Stock Option Plan, and may suspend or discontinue it at any time. However, no such revision or amendment may impair the rights of any participant under any outstanding options or Award without such participant's consent or may, without shareholder approval, increase the number of shares subject to the 1996 Stock Option Plan or decrease the exercise price of a stock option to less than 100% of fair market value on the date of grant (with the exception of adjustments resulting from changes in capitalization), materially modify the class of participants eligible to receive options or Awards under the 1996 Stock Option Plan, materially increase the benefits accruing to participants under the 1996 Stock Option Plan or extend the maximum option term under the 1996 Stock Option Plan.

Profit Sharing and 401(k) Plan

  On July 1, 1993, we terminated participation in Imperial Bancorp's 401(k) and profit sharing plans, and we established our own 401(k) plan. On September 30, 1993, Imperial Bancorp transferred all plan assets to our company.

  Under our 401(k) plan, employees may elect to enroll on the first of any month, provided that they have been employed for at least six months. Employees may contribute up to 14% of their salaries. We will match 50% of the first 4% of employee contributions. We recorded 401(k) matching expense of $457,000, $246,000 and $305,000, for the years ended December 31, 1998, 1997, and 1996, respectively.

  We may make an additional contribution at our discretion. If we made a discretionary contribution, the contribution would first be allocated to those employees deferring salaries in excess of 4%. The matching contribution would be 50% of any deferral in excess of 4% up to a maximum deferral of 8%.

  If discretionary contribution funds remain following the allocation outlined above, then any remaining company discretionary contributions would be allocated as a 50% match of employee contributions, on the first 4% of the employee's deferrals. Discretionary contributions of $0, $0 and $350,000 were charged to operations in 1998, 1997 and 1996, respectively.

  We make matching contributions as of December 31st each year.

Deferred Executive Compensation Plans

  Effective July 1, 1998, we adopted our Deferred Executive Compensation Plan (the "DEC Plan 1") and our Deferred Executive Compensation Plan 2 (the "DEC Plan 2", and together with the DEC Plan 1, the "DEC Plans"). The DEC Plans are each administered by a committee appointed by our board of directors. Any of our employees who have an annual base salary of at least $100,000 or who had an annual base salary of at least $100,000 in the prior year and our directors may elect to participate in the DEC Plans. A participant's annual base salary includes all cash compensation excluding bonuses, commissions, employee benefits, stock options, relocation expenses, incentive payments, non-monetary awards, automobile and other allowances. Participants in the DEC Plans may defer up to 50% of their annual base salary and commissions and/or up to 100% of their annual bonus payments. Benefits accrued under the DEC Plans will be paid to all participants, other than participants who have voluntarily resigned their positions, in the form of a lifetime annuity issued by a life insurance company. DEC Plan benefits accrue through retirement so long as the participant remains employed by our company. Participants who voluntarily resign prior to retirement will be paid all of their vested benefits under the DEC Plans. If we terminate the DEC Plans, we may elect to pay participants in a lump sum, or in a lifetime annuity.

  Deferred compensation contributed to DEC Plan 1 will be invested in our common stock. We will match contributions to the DEC Plan 1, to be paid in our common stock, on a dollar-for-dollar basis up to $50,000 per participant. We also reserve the right to make discretionary matches, to be paid in our common stock, in any year. Matching contributions will vest 50% a year, commencing one year from the date of the matching contribution. Matching contributions will vest completely if a participating employee retires, becomes permanently disabled, or dies.

  Deferred compensation contributed to DEC Plan 2 may be invested in certain mutual and money market funds. We will not make matching contributions to the DEC Plan 2. All DEC Plan 2 contributions are completely vested immediately.

Limitations on Directors' Liabilities and Indemnification

  Our company and our subsidiaries' Articles of Incorporation and Bylaws provide for indemnification of our officers and directors to the full extent permitted by law. The General Corporation Law of the State of California permits a corporation to limit, under certain circumstances, a director's liability for monetary damages in actions brought by or in the right of the corporation. Our company's and our subsidiaries' Articles of Incorporation also provide for the elimination of the liability of directors for monetary damages to the full extent permitted by law.

  We also entered into agreements to indemnify our directors and officers in addition to the indemnification provided for in the Articles of Incorporation and Bylaws. These agreements, among other things, indemnify our directors and officers for certain expenses (including attorneys' fees), judgments, fines, and settlement amounts incurred in any action or proceeding, including any action by or in the right of our company, on account of services as our director or officer, as a director or officer of any of our subsidiaries, or as a director or officer of any other enterprise to which the person provides services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and officers. We have directors' and officers' liability insurance in the amount of $20.0 million. At present, there is no pending litigation or proceeding involving a director, officer or employee of the Company as to which indemnification is sought, nor are we aware of any threatened litigation or proceeding that may result in claims for indemnification, except as set forth in Item 2. Legal Proceedings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of March 15, 1999, by (I) each director of the Company, (ii) the Chief Executive Officer and the four most highly compensated executive officers whose salary exceeded $100,000 for the year ended December 31, 1998, (iii) each person who is known to the Company to own beneficially more than 5% of the Common Stock, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                               Number of Shares    % of Total
              Beneficial Owner(1)             Beneficially Owned Outstanding(2)
              -------------------             ------------------ --------------
   Imperial Bank(3)..........................     8,941,106           23.0%
   Wallace R. Weitz & Company(4).............     8,888,100           23.0
   Wellington Management Co.(4)..............     3,808,340            9.8
   H. Wayne Snavely(5).......................     1,607,734            4.2
   Stephen J. Shugerman(6)...................       301,178              *
   G. Louis Graziadio, III(7)................       183,935              *
   Joseph R. Tomkinson(8)....................       106,808              *
   Perry A. Lerner(9)........................       116,514              *
   Robert S. Muehlenbeck(10).................        98,792              *
   J. Clayburn LaForce(11)...................        78,422              *
   Kevin E. Villani(12)......................       101,681              *
   Paul B. Lasiter(13).......................        65,093              *
   Irwin L. Gubman(14).......................        46,899              *
   Brad S. Plantiko..........................        32,691              *
   John G. Getzelman.........................           --               *
   All Directors and Officers as a Group (12
    persons)(15).............................     2,742,623            7.1%

--------
  * Less than 1%.

 (1) Each of such persons may be reached through our company at 23550 Hawthorne Boulevard, Building One, Suite 110, Torrance, California 90505, telephone (310) 791-8020.

 (2) Percentage ownership is based on 40,343,055 shares of common stock outstanding as of March 15, 1999.

 (3) Imperial Bank, headquartered in Los Angeles, California, is a California chartered bank whose deposits are insured by the FDIC. The address of Imperial Bank is 9920 La Cienega Boulevard, Inglewood, California 90301.

 (4) Based upon a Schedule 13G filed with the Company reflecting beneficial ownership as of December 31, 1999. The shares are owned by various investment advisory clients of Wallace R. Weitz & Co. and Wellington Management Company (or of Wellington Trust Company, National Association, WMC's wholly-owned subsidiary), which is deemed a beneficial owner of the shares only by virtue of the direct or indirect investment and/or voting discretion they possess pursuant to the provisions of investment advisory agreements with such clients.

 (5) Includes 1,117,052 shares subject to stock options exercisable within 60 days of March 15, 1999.

 (6) Includes 198,524 shares subject to stock options exercisable within 60 days of March 15, 1999.

 (7) Includes 165,922 shares subject to stock options exercisable within 60 days of March 15, 1999.

 (8) Includes 40,000 shares subject to stock options exercisable within 60 days of March 15, 1999. Mr. Tomkinson resigned as an officer of the Company in February 1996 but remains a director.

 (9) Includes 106,422 shares subject to stock options exercisable within 60 days of March 15, 1999.

(10) Includes 70,022 shares subject to stock options exercisable within 60 days of March 15, 1999.

(11) Includes 78,422 shares subject to stock options exercisable within 60 days of March 15, 1999.

(12) Includes 80,000 shares subject to stock options exercisable within 60 days of March 15, 1999.

(13) Includes 12,000 shares subject to stock options exercisable within 60 days of March 15, 1999.

(14) Includes 26,000 shares subject to stock options exercisable within 60 days of March 15, 1999.

(15) Includes 1,894,364 shares subject to stock options exercisable within 60 days of March 15, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS

 Sale of Holdings by Principal Shareholder

  At December 31, 1998, Imperial Bank owned 8,941,106 shares of common stock, or 24.3% of our company. Imperial Bancorp ("Bancorp") is the owner of all of the outstanding capital stock of Imperial Bank.

  The Federal Reserve Board has advised Bancorp that it considers the retention by the Bank of its shares of ICII stock to be in violation of the BHCA. This position is apparently the consequence of the Federal Reserve Board's view that ICII is engaged in activities which are not determined by regulation to be closely related activity and that Bancorp did not file or obtain a notice or approval to engage in such activities in accordance with Regulation Y.

  On March 29, 1999, Bancorp announced that it intends to engage an investment banker to dispose of its investment in our company.

  G. Louis Grazladio also serves on the board of directors of Bancorp. See
Item 10. Directors and Executive Officers of the Registrant.

 Arrangements with SPFC

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

 Relationships with IMH

  In December 1997, we negotiated a termination of the management agreement between ICAI and IMH (the "Termination Agreement"). We received consideration pursuant to the Termination Agreement comprised of 2,009,310 shares of IMH common stock and certain securitization-related assets. Additionally, we agreed to cancel our note receivable from ICIFC, the origination unit of IMH, in the amount of $29.1 million. We recorded the IMH common stock and the securitization related assets at their estimated fair values of approximately $35.0 million and $13.1 million, respectively, for a total of $48.1 million. This amount, when netted with the $29.1 million cancellation of the ICIFC note receivable resulted in the gain on termination of the management agreement of approximately $19.0 million.

  Pursuant to the IMH Registration Rights Agreement IMH agreed to file one or more registration statements under the Securities Act in the future for shares of IMH held by ICAI pursuant to the Termination Agreement, subject to certain conditions. Pursuant to the IMH Registration Rights Agreement, IMH will use its reasonable efforts to cause such registration statements to be kept continuously effective for the public sale from time to time of the shares of IMH held by ICAI pursuant to the Termination Agreement. ICAI contributed the shares to ICII. At December 31, 1998, we owned 1,887,110 shares of IMH common stock.

 Relationships with FMC

  At December 31, 1998, we owned 11,023,492 shares of FMC or 38.4% of FMC's outstanding common stock. In addition, Mr. Snavely is the Chairman of FMC's board of directors, and Mr. Plantiko is a Director of FMC. We entered into certain agreements with FMC in connection with FMC's initial public offering. These agreements were developed in the context of a parent/subsidiary relationship and therefore are not the result of arm's-length negotiations between independent parties. It is the intention of FMC and ICII that such agreements and the transactions provided for therein, taken as a whole, are fair to both parties, while continuing certain mutually beneficial arrangements. However, there can be no assurance that each of such agreements, or the transactions provided for therein, have been effected on terms at least as favorable to FMC as could have been obtained from unaffiliated parties. Additional or modified arrangements and transactions may be entered into by FMC, ICII, and their respective subsidiaries. Any such future arrangements and transactions will be determined through negotiation between FMC and ICII, and it is possible that conflicts of interest will be involved. All transactions by and between FMC and ICII must be approved by a majority of the disinterested directors of FMC.

 FMC Services Agreement

  FMC and ICII entered into a services agreement effective as of November 18, 1997 (the "FMC Services Agreement") under which ICII continues to provide human resource administration and certain accounting functions to FMC. We charge fees for each of the services we provide under the FMC Services Agreement based upon usage. The FMC Services Agreement had an initial term that ended November 24, 1998. FMC may terminate the FMC Services Agreement, in whole or in part, upon one month's written notice. We will provide FMC with insurance coverage and self insurance programs, including health insurance, under the FMC Services Agreement. We charge FMC for coverage based upon a pro rata portion of our costs of the various policies. We believe that the terms of the FMC Services Agreement are as favorable to FMC as could be obtained from independent third parties.

 ICII Registration Rights Agreement

  FMC entered into a registration rights agreement (the "ICII Registration Rights Agreement") pursuant to which FMC has agreed to file one or more registration statements under the Securities Act in the future for shares of FMC held by ICII, subject to certain conditions. Pursuant to the ICII Registration Rights Agreement, FMC will use its reasonable efforts to cause such registration statements to be kept continuously effective for the public sale from time to time of the shares of FMC held by ICII. Also, under the ICII Registration Rights Agreement, FLRT, Inc. may piggyback its shares onto any registration statement concerning shares of the FMC's common stock held by ICII; provided however than for a period of three years following the date of the proposed initial public offering, FLRT, Inc. is limited in the amount of shares of FMC's common stock it can sell to that amount authorized pursuant to Rule 144. Thereafter, FLRT, Inc. has registration rights similar to those granted to ICII under the ICII Registration Rights Agreement without any volume limitations.

 Transactions Involving SPB

  In July 1995, FMAC sold approximately $3.8 million of servicing rights to SPB, resulting in a gain of $31,000. At December 31, 1997 and 1996, there was approximately $0 and $183 million, respectively, of loans outstanding underlying this subservicing arrangement. FMAC received approximately 13 basis points for providing such services. ICII purchased the servicing rights from SPB in December 1997. FMC then purchased the servicing rights from ICII for $2.2 million.

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

 Borrowings and Guarantees

  In consideration of ICII's guarantee of FMC's warehouse lines of credit and repurchase facilities, FMC pays to ICII monthly a fee equal to 15 basis points on FMC's committed warehouse lines covered by such guarantee. For the year ended December 31, 1998, the amount of such guarantee fees was $428,000. ICII will not guarantee any of FMC's future warehouse lines of credit and repurchase facilities.

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

 Proposed Merger of FMC

  On March 11, 1999, Franchise Mortgage and Bay View Capital Corporation announced that they have executed a definitive merger agreement providing for the merger of FMC with Bay View Capital Corporation.

  In accordance with the terms of the Definitive Agreement, Bay View will acquire all of the common stock of FMC for consideration currently valued at approximately $309.0 million. Each share of FMC common stock will be entitled to receive, at the election of the holder, either $10.25 in cash, or .5125 shares of Bay View's common stock. FMC shareholder elections are subject to the aggregate number of shares of FMC common stock to be exchanged for Bay View's common stock being equal to 60% of the number of shares of FMC common stock outstanding immediately prior to closing the transaction and no FMC shareholder owning more than 9.9% of Bay View's common stock, on a pro forma basis. The transaction is expected to close during the third quarter of 1999, subject to approval by both Bay View's and FMC's shareholders and subject to necessary regulatory approvals.

 Other Arrangements and Transactions With FMC

  In the ordinary course of business, FMC has conducted transactions with certain of its officers and directors and with affiliated companies and entities. All such transactions are conducted at "arm's length" in accordance with FMC's policies.

Relationships with ICCMIC

 ICCMIC Management Agreement

  On October 20, 1997, ICCMIC entered into a management agreement (the "ICCMIC Management Agreement") with Imperial Credit Commercial Asset Management Corporation ("ICCAMC"), a wholly-owned subsidiary of ICII, for an initial term expiring on October 20, 1999. Thereafter, successive extensions, each for a period not to exceed two years, may be made by agreement between ICCMIC and ICCAMC, subject to the affirmative vote of a majority of ICCMIC's independent directors. Mr. Snavely is the Chairman of ICCMIC's board of directors and Mr. Villani is a director of ICCMIC

  ICCMIC may terminate, or decline to renew the term of, the ICCMIC Management Agreement without cause at any time after the first two years upon 60 days written notice by a majority vote of the independent directors; provided that a termination fee will be due. In addition, ICCMIC has the right to terminate the ICCMIC Management Agreement upon the occurrence of certain specified events, including a material breach by ICCAMC of any provision contained in the ICCMIC Management Agreement that remains uncured at the end of the applicable cure period, without the payment of any termination fee.

  Pursuant to the provisions of the ICCMIC Management Agreement, ICCAMC is at all times subject to the supervision of ICCMIC's board of directors and has only such functions and authority as ICCMIC delegates to it. ICCAMC advises the board of directors as to the activities and operations of ICCMIC. ICCAMC is responsible for the day-to-day operations of ICCMIC pursuant to the authority granted to it by ICCMIC's board of directors under the ICCMIC Management Agreement, and ICCAMC performs (or causes to be performed) such services and activities relating to the assets and operations of ICCMIC as may be directed by ICCMIC's board of directors or as ICCAMC otherwise considers appropriate. ICCAMC will be reimbursed for (or charge ICCMIC directly for) ICCAMC's costs and expenses in employing third-parties to perform due diligence tasks on assets purchased or considered for purchase by ICCMIC.

  Fees under the management agreement are payable in arrears. ICCAMC's base and incentive fees and reimbursable costs and expenses are calculated by ICCAMC within 45 days after the end of each quarter, and such calculation promptly delivered to ICCMIC. ICCMIC is obligated to pay such fees, costs and expenses within 60 days after the end of each fiscal quarter. ICCMIC paid ICCAMC $6.3 million in fees related to the ICCMIC Management Agreement during the year ended December 31, 1998.

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

  The ICCMIC Management Agreement does not limit or restrict the right of ICCAMC or any of its officers, directors, employees or affiliates to engage in any business or to render services of any kind to any other person, including the purchase of, or rendering advice to others purchasing, assets that meet ICCMIC's policies and criteria, except that ICCAMC may not manage or advise another REIT or other entity that invests or intends to invest primarily in commercial and multifamily mortgage loans or subordinated commercial or multifamily interests in mortgage backed securities. Moreover, the directors and certain of the executive officers of ICCAMC executed non-compete agreements that preclude them from leaving ICCAMC and, under certain circumstances, forming or joining another REIT that invests or intends to invest primarily in commercial and multifamily mortgage loans or subordinated interests in commercial mortgage backed securities.

  ICII and its affiliates, including SPB, expect to continue to originate mortgage loans and interests in mortgage backed securities. SPB has entered into an agreement granting ICCMIC, as long as the ICCMIC Management Agreement is in effect, a right of first offer to purchase, in addition to the initial investments made by ICCMIC, not less than $150 million annually of multifamily and commercial mortgage loans typical of those originated by SPB. Although not contractually committed to do so, ICCMIC intends to purchase mortgage loans offered to it pursuant to the foregoing right of first offer, subject to compliance with the guidelines and underwriting criteria as established and modified from time to time by ICCMIC's independent directors. ICCMIC purchased $190.0 million of mortgage loans from SPB in the year ended December 31, 1998.

  ICCMIC expects to maintain a relationship with ICII and SPB in which ICCMIC will be a ready, willing and able purchaser of interests in mortgage backed securities that may be sold from time to time by SPB. Although no binding commitment will exist on the part of ICII, SPB or ICCMIC regarding the sale and purchase of interests in mortgage backed securities, ICCMIC expects to be able to purchase interests in mortgage backed securities from SPB at prices and on terms meeting ICCMIC's investment criteria.

  ICCMIC expects that ICII and SPB will continue to offer to sell assets to ICCMIC on terms and at prices that, in the aggregate, will be fair to both parties, subject to compliance with the guidelines. In deciding whether to acquire any such asset, ICCAMC may consider, among other factors, whether acquisition of the asset will enhance ICCMIC's ability to achieve or exceed ICCMIC's risk adjusted target rate of return established for that period by ICCMIC's board of directors, whether the asset otherwise is well-suited for ICCMIC and whether ICCMIC is financially able to take advantage of the investment opportunity. If an asset that otherwise meets all of ICCMIC's criteria for asset acquisition is being offered to ICCMIC at a price that is greater, or on terms that are less favorable, than would be required by third parties for similar assets in bona fide arms' length transactions, ICCAMC would be expected to recommend that ICCMIC decline to acquire that asset at the quoted price and terms, notwithstanding the relationship among ICCMIC, ICII and SPB.

 Other Transactions

  From time to time, SPB may act as the servicer for ICCMIC's loans. SPB will receive fees for such services pursuant to applicable pooling and servicing agreements. SPB received loan servicing fees pursuant to applicable pooling and servicing agreements from ICCMIC during the year ended December 31, 1998.

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

 Mortgage Loan and Other Asset Purchases

  In 1998, ICCMIC purchased a pool of multifamily and commercial mortgage loans from SPB and from the Company for an aggregate purchase price of approximately $190.0 million plus interest.

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

 Equity Investment

  As of December 31, 1998, we own 10.8% of the outstanding common stock of ICCMIC. ICCMIC is managed by ICCAMC, our wholly owned subsidiary. ICCMIC invests primarily in performing multifamily and commercial loans and in mortgage backed securities. ICCAMC also has received stock options pursuant to the ICCMIC Option Plan. We have agreed to retain our shares of ICCMIC at least until October 20, 1999, but we may dispose of its shares any time thereafter. Notwithstanding the foregoing, if ICCMIC terminates the ICCMIC Management Agreement, we may dispose of our shares at that time.

  The market in which ICCMIC acquires assets is characterized by rapid evolution of products and services and, thus, there may in the future be relationships between ICCMIC, ICCAMC, and affiliates of ICCAMC in addition to those described herein.

 Other Matters

  In October 1997, we loaned H. Wayne Snavely, our Chairman and Chief Executive Officer, and Kevin E. Villani, our Executive Vice President, Finance, $1,999,998 and $999,992, respectively, for the purposes of assisting each of them to purchase ICCMIC common stock. The loans are each evidenced by a promissory note maturing June 14, 2002, secured by a deed of trust and stock of ICCMIC held by such individuals. The notes bears interest at an annual rate of 10.4% and are payable in semi-annual installments commencing June 15, 1998. At March 1, 1999, the remaining balances are $234,000 and $0, for Messrs. Snavely and Villani, respectively. These loans were made in our ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectability or present other unfavorable features.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Imperial Credit Industries, Inc.

                                             /s/ H. Wayne Snavely
                                          By: _________________________________
                                                 H. Wayne Snavely
                                              Chairman of the Board,
                                                     President
                                            and Chief Executive Officer

Date: March 30, 1999

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

                Name                             Title                  Date
                ----                             -----                  ----
      /s/ H. Wayne Snavely           Chairman of the Board,        March 30, 1999
____________________________________  President and Chief
         (H. Wayne Snavely)           Executive Officer and
                                      Director (Principal
                                      Executive Officer)
      /s/ Brad S. Plantiko           Executive Vice President and  March 30, 1999
____________________________________  Chief Financial Officer
         (Brad S. Plantiko)           (Principal Financial
                                      Officer and Principal
                                      Accounting Officer)
      /s/ Kevin E. Villani           Executive Vice President,     March 30, 1999
____________________________________  Finance and Director March
         (Kevin E. Villani)           30, 1999

    /s/ Stephen J. Shugerman         Director                      March 30, 1999
____________________________________
       (Stephen J. Shugerman)

                Name                             Title                  Date
                ----                             -----                  ----
    /s/ Joseph R. Tomkinson          Director                      March 30, 1999
____________________________________
       (Joseph R. Tomkinson)
   /s/ Robert S. Muehlenbeck         Director                      March 30, 1999
____________________________________
      (Robert S. Muehlenbeck)
  /s/ G. Louis Graziadio, III        Director                      March 30, 1999
____________________________________
     (G. Louis Graziadio, III)
      /s/ Perry A. Lerner            Director                      March 30, 1999
____________________________________
         (Perry A. Lerner)
 /s/ James Clayburn LaForce, Jr.     Director                      March 30, 1999
____________________________________
   (James Clayburn LaForce, Jr.)

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8K

  Exhibit
   Number                          Description of Exhibit
  -------                          ----------------------
    3.1(S)  Articles of Incorporation, as amended of Registrant.
    3.2(S)  Bylaws of Registrant.
    4.1(S)  Form of Common Stock Certificate.
    4.2#    Indenture relating to 9 7/8% Senior Notes, dated as of January 23,
             1997, with forms of 9 7/8% Senior Notes.
    4.3+    Certificate of Trust of Imperial Credit Capital Trust I.
    4.4+    Amended and Restated Declaration of Trust of Imperial Credit
             Capital Trust I, with form of Remarketed Redeemable Par
             Securities, dated June 9, 1997.
    4.5+    Indenture relating to the Resettable Rate Debentures, dated as of
             June 9, 1997, with forms of Resettable Rate Debentures.
    4.6+    Remarketing Agreement, by and among, the Registrant, the Trust and
             Lehman Brothers, Inc., dated as of June 9, 1997.
    4.7+    Guarantee Agreement by the Registrant, for the benefit of the
             Holders of Remarketed Redeemable Par Securities, Series B.
   10.1(S)  Form of Indemnification Agreement for directors and officers.
   10.2(S)  1992 Incentive Stock Option Plan and Nonstatutory Stock Option Plan
             and form of Stock Option Agreement thereunder.
   10.3*    1996 Stock Option, Deferred Stock and Restricted Stock Plan
             effective as of June 21, 1996.
   10.4(S)  Senior Management Stock Option Agreement dated effective as of
             January 1, 1992 by and between Registrant and H. Wayne Snavely.
   10.5**   Senior Management Stock Option Agreement dated effective as of
             January 1, 1992 by and between Registrant and Joseph R. Tomkinson.
   10.6**   Senior Management Stock Option Agreement dated effective as of
             January 1, 1992 by and between Registrant and Stephen J.
             Shugerman.
   10.7**   Amendment No. 1 to Senior Management Stock Option Agreement by and
             between Registrant and H. Wayne Snavely, effective as of January
             1, 1992.
   10.8**   Amendment No. 1 to Senior Management Stock Option Agreement by and
             between Registrant and Joseph R. Tomkinson, effective as of
             January 1, 1992.
   10.9**   Amendment No. 1 to Senior Management Stock Option Agreement by and
             between Registrant and Stephen J. Shugerman, effective as of
             January 1, 1992.
   10.10**  Amendment No. 2 to Senior Management Stock Option by and between
             Registrant and H. Wayne Snavely, effective as of September 30,
             1995.
   10.11**  Amendment No. 2 to Senior Management Stock Option by and between
             Registrant and Joseph R. Tomkinson, effective as of September 30,
             1995.
   10.12**  Amendment No. 2 to Senior Management Stock Option by and between
             Registrant and Stephen J. Shugerman, effective as of September 30,
             1995.
   10.13*** Employment agreement dated as of January 1, 1997 by and between
             Registrant and H. Wayne Snavely.
   10.14*** Employment agreement dated as of January 1, 1997 by and between
             Registrant and Kevin E. Villani.
   10.15*** Employment agreement dated as of January 1, 1997 by and between
             Registrant and Stephen J. Shugerman.
   10.16*** Registration Rights Agreement dated as of August 26, 1997, by and among Registrant, FLRT, Inc., and Franchise Mortgage Acceptance
             Company.
   10.17+   Agreement for Purchase and Sale of Real Estate Loans between
             Southern Pacific Bank and Imperial Credit Commercial Mortgage
             Investment Corp., dated as of October 1, 1997.
   10.18+   Agreement for Purchase and Sale of Mortgage-Backed Securities
             between Southern Pacific Bank and Imperial Credit Commercial
             Mortgage Investment Corp., dated as of October 22, 1997.

  Exhibit
   Number                          Description of Exhibit
  -------                          ----------------------
   10.19+   Agreement for Purchase of Mortgage-Backed Securities between
             Registrant and Imperial Credit Commercial Mortgage Investment
             Corp., dated as of October 22, 1997.
   10.20*** Registration Rights Agreement dated as of December 29, 1997, by and between ICAI and IMH.
   10.21*** Termination Agreement dated as of December 19, 1997, by and between
             ICAI and IMH.
   10.22*** Promissory Note Secured by Stock Pledge and Deed of Trust dated as of October 21, 1997, between Registrant and H. Wayne Snavely.
   10.23*** Promissory Note Secured by Stock Pledge and Deed of Trust dated as of October 21, 1997, between Registrant and Kevin E. Villani.
   10.24    Deferral of Executive Compensation Plan I effective July 1, 1998.
   10.25    Deferral of Executive Compensation Plan, Plan I, effective January
             1, 1999.
   10.26     Deferral of Executive Compensation Plan, Plan II, Effective
             January 1, 1999.
   10.27    Termination Protection Agreement, effective as of January 27, 1999, by and between Registrant and Kevin E. Villani.
   10.28    Termination Protection Agreement, effective as of January 27, 1999, by and between Registrant and H. Wayne Snavely.
   10.29    Termination Protection Agreement, effective as of January 27, 1999, by and between Registrant and Irwin L. Gubman.
   10.30    Termination Protection Agreement, effective as of January 27, 1999, by and between Registrant and Brad S. Plantiko.
   11       Statement Regarding Computation of Earnings Per Share.
   21       Subsidiaries of Registrant.
   23.1.1   Consent of KPMG LLP.
   24       Power of Attorney (included on signature page of Form 10-K).
   27       Financial Data Schedule

--------
(S) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-45606) and Amendments No. 1, 2 and 3 filed with the SEC on February 10, 1992, April 20, 1992, May 7, 1992 and May 18, 1992,
     respectively.
+ Incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-30809) filed on July 3, 1997.
# Incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-22141) filed with the SEC on February 19, 1997.
* Incorporated by reference to Registrant's Registration Statement on Form S-8 (Registration No. 333-13805) filed October 9, 1996.
** Incorporated by reference to Registrant's Registration Statement on Form S-8 (Registration No. 333-15149) filed October 31, 1996.
*** Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.
+ Incorporated by reference to Imperial Credit Commercial Mortgage Investment Corp.=s Form 10-Q for the quarter ended September 30, 1997.