Form 10-Q
period 1999-03-31
IMPERIAL CREDIT INDUSTRIES INC
filed 1999-05-17
CIK 883811

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

                 For the quarterly period ended March 31, 1999

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

                                Yes  X    No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

                Class              Shares Outstanding at April 30, 1999
                -----              ------------------------------------
      Common Stock, no par value                 36,825,368

================================================================================

                       IMPERIAL CREDIT INDUSTRIES, INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS



                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

Item 1.  Financial Statements                                                                         Page
         --------------------                                                                         ----
             Consolidated Balance Sheets - March 31, 1999 and December 31, 1998...................       2
             Consolidated Statements of Operations - Three months ended March 31, 1999 and 1998...       3
             Consolidated Statements of Cash Flows - Three months ended March 31, 1999 and 1998...       4
             Consolidated Statement of Changes in Shareholders' Equity
             -- Three months ended March 31, 1999.................................................       5
             Notes to Consolidated Financial Statements...........................................       6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....      15
         -------------------------------------------------------------------------------------

Item 3.  Qualitative and Quantitative Disclosures about Market Risk...............................      27
         ----------------------------------------------------------

                                      PART II -- OTHER INFORMATION
                                      ----------------------------
Item 1.      Legal Proceedings....................................................................   28-29
Item 2.      Changes in Securities................................................................      29
Item 3.      Defaults Upon Senior Securities......................................................      29
Item 4.      Submission of Matters to a Vote of Security Holders..................................      29
Item 5.      Other Information....................................................................      29
Item 6.      Exhibit -- Statement Regarding Computation of Earnings Per Share.....................      30
             Signatures...........................................................................      31

Forward Looking Statements

  When used in this Form 10-Q or future filings by the us with the Securities and Exchange Commission, in our press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

  We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect our company's financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected.

  We do not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                        IMPERIAL CREDIT INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (unaudited)

                                                                                     March 31,          December 31,
                                                                                       1999                 1998
                                                                                    ----------           ----------
                                 ASSETS

Cash......................................................................          $   36,829           $  297,772
Interest bearing deposits.................................................             265,437                1,415
Investment in Federal Home Loan Bank stock................................               6,000                4,657
Securities held for trading, at market....................................              75,895              162,356
Securities available for sale, at market..................................              80,638               68,410
Loans and leases held for sale............................................             303,571              319,061
Loans held for investment, net............................................           1,198,333            1,320,095
Servicing rights..........................................................               1,835                4,329
Retained interest in loan and lease securitizations.......................              25,195               27,011
Accrued interest receivable...............................................               8,175               10,114
Premises and equipment, net...............................................              11,518               11,664
Other real estate owned and repossessed assets, net.......................              11,942               14,024
Goodwill..................................................................              36,698               37,498
Equity interest in Franchise Mortgage Acceptance Company..................              58,196               56,334
Other assets..............................................................              38,551               35,631
Net assets of discontinued operations.....................................              45,347               46,812
                                                                                    ----------           ----------
   Total assets...........................................................          $2,204,160           $2,417,183
                                                                                    ==========           ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits..................................................................          $1,582,132           $1,711,328
Borrowings from Federal Home Loan Bank....................................              10,000               20,000
Other borrowings..........................................................              12,589              102,270
Remarketed Par Securities.................................................              70,000               70,000
Senior Notes..............................................................             219,870              219,858
Accrued interest payable..................................................              19,970               25,421
Accrued income taxes payable..............................................              20,815                3,840
Minority interest in consolidated subsidiaries............................               3,336                3,217
Other liabilities.........................................................              23,913               27,728
                                                                                    ----------           ----------
   Total liabilities......................................................           1,962,625            2,183,662
                                                                                    ----------           ----------

Shareholders' equity:
Preferred stock, 8,000,000 shares authorized; none issued or outstanding..                  --                   --
Common stock, no par value. Authorized 80,000,000 shares; 36,825,368 and 36,785,898 shares issued and outstanding at March 31, 1999 and
   December 31, 1998, respectively........................................             127,515              129,609
Retained earnings.........................................................             108,027              101,265
Shares held in deferred executive compensation plan.......................               6,037                3,833
Accumulated other comprehensive loss-unrealized loss
   on securities available for sale, net....................................               (44)              (1,186)
                                                                                    ----------           ----------
   Total shareholders' equity.............................................             241,535              233,521
                                                                                    ----------           ----------
   Total liabilities and shareholders' equity.............................          $2,204,160           $2,417,183
                                                                                    ==========           ==========

          See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (unaudited)

                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                                   ---------------------
Revenue:                                                                                             1999        1998
                                                                                                   ---------   ---------
  Interest on loans and leases..................................................................    $47,577     $44,986
  Interest on investments.......................................................................      7,045       5,877
  Interest on other finance activities..........................................................      1,942       2,095
                                                                                                    -------     -------
     Total interest income......................................................................     56,564      52,958
  Interest on deposits..........................................................................     22,634      18,287
  Interest on other borrowings..................................................................      1,110       1,372
  Interest on long term debt....................................................................      7,569       7,554
                                                                                                    -------     -------
     Total interest expense.....................................................................     31,313      27,213
                                                                                                    -------     -------
     Net interest income........................................................................     25,251      25,745
  Provision for loan and lease losses...........................................................      2,200       3,000
                                                                                                    -------     -------
  Net interest income after provision for loan and lease losses.................................     23,051      22,745
                                                                                                    -------     -------
  Gain on sale of loans and leases..............................................................      2,960       5,572
  Loan servicing income.........................................................................      1,958       2,837
  Investment banking and brokerage fees.........................................................      6,304       4,535
  Asset management fees.........................................................................      3,010       1,205
  Gain on sale of securities....................................................................        479          --
  Mark to market on securities and loans held for sale..........................................     (3,374)         96
  Equity in net income of Southern Pacific Funding Corporation..................................         --       5,974
  Equity in net income of Franchise Mortgage Acceptance Company.................................      1,961       2,769
  Other income..................................................................................      4,515       1,757
                                                                                                    -------     -------
     Total other income.........................................................................     17,813      24,745
                                                                                                    -------     -------
  Total revenue.................................................................................     40,864      47,490
                                                                                                    -------     -------
Expenses:
  Personnel expense.............................................................................     13,101      12,066
  Commission expense............................................................................      2,962       2,167
  Amortization of servicing rights..............................................................      2,731         341
  Occupancy expense.............................................................................      1,310       1,374
  Net expense (income) of other real estate owned...............................................        138        (358)
  Professional services.........................................................................      2,328       2,305
  Telephone and other communications............................................................        984         493
  Amortization of Goodwill......................................................................        799         662
  General and administrative expense............................................................      6,435       4,887
                                                                                                    -------     -------
     Total expenses.............................................................................     30,788      23,937
                                                                                                    -------     -------
  Income from continuing operations before income taxes and minority interest...................     10,076      23,553
  Income taxes..................................................................................      3,194       8,861
  Minority interest in income of consolidated subsidiaries......................................        120          92
                                                                                                    -------     -------
  Income from continuing operations.............................................................      6,762      14,600
  Operating loss from discontinued operations of AMN, net of income taxes of $1.0 million.......         --      (1,700)
                                                                                                    -------     -------
     Net income.................................................................................    $ 6,762     $12,900
                                                                                                    =======     =======
Other Comprehensive income
    Other comprehensive income, net.............................................................      1,142          81
                                                                                                    -------     -------
    Comprehensive income........................................................................    $ 7,904     $12,981
                                                                                                    =======     =======
Basic income per share:
  Income from continuing operations.............................................................    $  0.18     $  0.38
  Operating loss from discontinued operations, net of income taxes..............................         --       (0.05)
                                                                                                    -------     -------
  Net income per common share...................................................................    $  0.18     $  0.33
                                                                                                    =======     =======
Diluted income per share:
  Income from continuing operations.............................................................    $  0.18     $  0.36
  Operating loss from discontinued operations, net of income taxes..............................         --       (0.04)
                                                                                                    -------     -------
  Net income per common share...................................................................    $  0.18     $  0.32
                                                                                                    =======     =======

          See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Three Months Ended March 31,
                                                                                                     ------------------------------
                                                                                                          1999            1998
                                                                                                     --------------   -------------
                                                                                                            (In thousands)
Cash flows from operating activities:
  Net income from continuing operations...........................................................     $   6,762       $  14,600
  Adjustments to reconcile net income from continuing operations to net cash (used in) provided by operating activities:
    Cash used in discontinued operations..........................................................        (4,450)         (6,085)
    Provision for loan and lease losses...........................................................         2,200           3,000
    Mark to market on securities and loans held for sale..........................................         3,374             (96)
    Depreciation..................................................................................         1,173             829
    Amortization of goodwill......................................................................           799             662
    Amortization of servicing rights..............................................................         2,731             341
    Accretion of discount.........................................................................        (1,942)         (2,095)
    Gain on sale of loans and leases..............................................................        (2,960)         (5,572)
    Gains on sale of IMH stock....................................................................          (479)             --
    Equity in net earnings of SPFC................................................................            --          (5,974)
    Equity in net earnings of FMC.................................................................        (1,961)         (2,769)
    Loss on sale of OREO..........................................................................           103             813
    Recovery on OREO..............................................................................            --          (1,382)
    Originations of loans held for sale...........................................................      (126,400)       (144,300)
    Sales and collections on loans held for sale..................................................       141,750         168,525
    Purchase of trading securities................................................................        (6,821)             --
    Sale of trading securities....................................................................        93,969          79,751
    Net change in accrued interest receivable.....................................................         1,939          (1,740)
    Net change in retained interest in loan and lease securitizations.............................        (1,443)         (4,904)
    Other, net....................................................................................        13,507          (5,663)
                                                                                                       ---------       ---------
  Net cash provided by operating activities.......................................................       121,851          87,941
                                                                                                       ---------       ---------
  Cash flows from investing activities:
    Net increase in interest bearing deposits.....................................................      (264,022)        (14,511)
    Purchases of securities available for sale....................................................       (13,222)        (10,327)
    Proceeds from sale of Impac Mortgage Holdings stock...........................................         5,025              --
    Purchase of stock in Federal Home Loan Bank...................................................        (1,285)             --
    Net change in loans held for investment.......................................................       120,026        (145,965)
    Proceeds from sale of other real estate owned.................................................           795           1,949
    Purchases of premises and equipment...........................................................        (1,463)         (1,126)
                                                                                                       ---------       ---------
  Net cash used in investing activities...........................................................      (154,146)       (169,980)
                                                                                                       ---------       ---------
  Cash flows from financing activities:
    Net (decrease) increase in deposits...........................................................      (129,196)        124,040
    Advances from Federal Home Loan Bank..........................................................            --          39,500
    Repayments of advances from Federal Home Loan Bank............................................       (10,000)        (50,000)
    Net change in other borrowings................................................................       (89,681)         (6,628)
    Repurchase and retirement of common stock.....................................................            --          (3,087)
    Net change in minority interest...............................................................           119              92
    Proceeds from exercise of stock options.......................................................           110             148
                                                                                                       ---------       ---------
  Net cash (used in) provided by financing activities.............................................      (228,648)        104,065
                                                                                                       ---------       ---------
  Net change in cash..............................................................................      (260,943)         22,026
  Cash at beginning of period.....................................................................       297,772          45,379
                                                                                                       ---------       ---------
  Cash at end of period...........................................................................     $  36,829       $  67,405
                                                                                                       =========       =========

          See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT INDUSTRIES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)

                                                                                     Shares held      Unrealized
                                                                                     in deferred    gain (loss) on
                                              Number of                               executive       securities         Total
                                               shares        Common     Retained    compensation      available      Shareholders'
                                             outstanding     stock      earnings        plan        for sale, net       equity
                                             -----------   ----------   ---------   ------------    --------------   -------------
Balance, December 31, 1998................      36,786      $129,609    $101,265       $3,833          $(1,186)        $233,521
Exercise of stock options.................          39           110          --           --               --              110
Purchase of stock held in deferred
 executive compensation plan..............          --        (2,204)         --        2,204               --               --
Decrease in unrealized loss on
 securities available for sale, net.......          --            --          --           --            1,142            1,142
Net income for the three months ended
 March 31, 1999...........................          --            --       6,762           --               --            6,762
                                                ------      --------    --------       ------          -------         --------
Balance, March 31, 1999...................      36,825      $127,515    $108,027       $6,037          $   (44)        $241,535
                                                ======      ========    ========       ======          =======         ========

          See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
1.  Organization
    Imperial Credit Industries, Inc., was incorporated in 1986 in the State of California. The consolidated financial statements include Imperial Credit Industries, Inc. ("ICII"), and its wholly or majority owned consolidated subsidiaries (collectively, the "Company"). The wholly-owned subsidiaries include but are not limited to Southern Pacific Bank ("SPB"), Imperial
Business Credit Inc. ("IBC"), Imperial Credit Commercial Asset Management Corporation ("ICCAMC"), Statewide Documentation Services, Inc. ("SDI") and Imperial Credit Asset Management, Inc. ("ICAM"). Imperial Capital Group, LLC ("ICG") is a majority owned consolidated subsidiary which is approximately 60% owned by the Company and approximately 40% owned by ICG's management. The Company's significant equity interest in a publicly traded company is Franchise Mortgage Acceptance Company ("FMC") (Nasdaq Symbol: FMAX). FMC was a former consolidated subsidiary of the Company. All material intercompany balances and transactions with consolidated subsidiaries have been eliminated.

2.  Basis of Presentation
    The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 1998.

    In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. Prior year's consolidated financial statements have been reclassified to conform to the 1999 presentation.

3.  Net Income Per Share Information
    The following table reconciles the number of shares used in the computations of basic and diluted income per share for the three months ended March 31, 1999 and 1998:

                                                                            For the  Quarter
                                                                             ended March 31,
                                                                           1999           1998
                                                                       ------------   ------------
  Weighted-average common shares outstanding during the
    period used to compute basic income per share..................     36,817,582     38,745,348
  Assumed common shares issued on exercise of stock options........      1,162,792      2,036,572
                                                                        ----------     ----------
  Number of common shares used to compute diluted income
    per share......................................................     37,980,374     40,781,920
                                                                        ==========     ==========

4.  Comprehensive Income
    Our comprehensive income is comprised of net income plus the change in the unrealized gain (loss) on securities available for sale, net for all periods reported. Comprehensive income for the three months ended March 31, 1999 totaled $7.9 million, as compared to $13.0 million for the same period last year, respectively. Accumulated other comprehensive income, consisting of the net unrealized loss on securities available for sale at March 31, 1999 and 1998 totaled $44,000 and $1.2 million, respectively.

5.  Discontinued Operations
    During the three months ended September 30, 1998, management decided to cease operations at Auto Marketing Network, Inc. ("AMN"). Accordingly, a disposal plan was formulated, whereby the daily operations of AMN were terminated over a two month period. Management plans to sell the remaining AMN assets within one year.

The net assets of AMN's discontinued operations were as follows: (In thousands)

                                    At  March 31,       At  December 31,
                                    -------------       ----------------
                                        1999                  1998
                                        ----                  ----
Loans held for sale, net              $11,004                $15,161
Securities held for sale                7,818                  7,844
Retained interest in loan
securitizations                        13,318                 11,280
Income taxes receivable                11,157                 10,725
Other assets                            2,050                  1,802
                                      -------                -------
  Total AMN net assets                $45,347                $46,812
                                      =======                =======

    AMN's warehouse lines of credit of $4.4 million and $9.2 million are classified as other borrowings in the consolidated financial statements at March 31, 1999 and December 31, 1998, respectively.

    Total non-performing AMN loans were $4.2 million as of March 31, 1999 as compared to $4.6 million at December 31, 1998. AMN discontinued originating loans during the third quarter of 1998. AMN originated $2.6 million in sub-prime auto loans during the three months ended March 31, 1998.

6.  Loan and Lease Commitments
At March 31, 1999, our consolidated lending commitments were as follows: (In thousands)

                                          Commitment          Funded            Unfunded
Type of Lending Commitment                  Amount            Amount           Commitment
--------------------------                  ------            ------           ----------
Loan and unused line commitments          $2,402,546        $1,201,864         $1,200,682
Standby letters of credit                      2,939                --              2,939
Commercial letters of credit                   1,161                --              1,161
                                          ----------        ----------         ----------
                                          $2,406,646        $1,201,864         $1,204,782
                                          ==========        ==========         ==========

7.  Loans Held for Sale
    Loans held for sale consisted of the following at March 31, 1999 and December 31, 1998:

                                                                                 At March 31,     At December 31,
                                                                                 ------------     ---------------
                                                                                     1999               1998
                                                                                     ----               ----
                                                                                        (In thousands)
     Loans secured by real estate:
        One-to-four family.................................................        $ 51,968           $ 71,189
        Multi-family and commercial........................................         159,551            143,763
                                                                                   --------           --------
                                                                                    211,519            214,952

     Automobile loans......................................................          55,171             64,337
     Installment loans.....................................................          26,761             29,384
     Leases................................................................          10,120             10,388
                                                                                   --------           --------
                                                                                   $303,571           $319,061
                                                                                   ========           ========

8.  Stock Repurchase Program
    In the fourth quarter of 1997, our board of directors authorized the repurchase of up to 1.9 million shares, or approximately 5%, of our outstanding shares of common stock. During 1998, we repurchased and retired 1.9 million shares of common stock under this program at an average price of $10.62 per share. In the third quarter of 1998, our board of directors authorized an additional share repurchase program to buy back up to 3,734,276 shares, or approximately 10%, of our outstanding shares of common stock at the time. As of April 30, 1999, we had repurchased and retired 570,878 shares of common stock under this program at an average price of $6.72 per share. On May 8, 1999, our board of directors amended its repurchase authorization and increased the remaining number of shares available for repurchase by 600,000 shares to total 3,763,398 shares.

    On May 14, 1999 we entered into an agreement with Imperial Bank to repurchase 10% or 3,682,537 shares of our outstanding common stock for $8.00 per share or $29.5 million. The repurchase from Imperial Bank will be financed through the issuance of preferred stock to a group of independent investors.

    Our open market repurchases effected pursuant to our stock repurchase programs were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934.

    As of May 3, 1999 the Company, through its trustee, has also acquired 672,165 common shares under its deferred executive compensation plan at an average price of $9.26.

9.  Recent Development
    On May 13, 1999 we announced our offer to the board of directors of Imperial Credit Commercial Mortgage Investment Corp. ("ICMI") (Nasdaq: ICMI) an all cash acquisition of ICMI that would value ICMI at $11.00 per share. ICMI is a commercial mortgage real estate investment trust that has 28,500,000 shares outstanding and total assets of approximately $757 million. We sponsored and took ICMI public in October 1997. We currently own 10.8% of ICMI's outstanding common stock and 100% of the company that manages ICMI's assets.

10.  Consolidating Financial Information

  The following represents condensed consolidating financial information as of March 31, 1999 and December 31, 1998, and for the quarters ended March 31, 1999 and 1998, with respect to the financial position, results of operations and cash flows of our company and our wholly-owned and majority-owned subsidiaries. On January 17, 1997, we sold $200 million of 9.875% Senior Notes due 2007. As of March 31, 1999, the 9.875% Senior Notes are guaranteed by five of the Company's wholly-owned subsidiaries, IBC, ICAI, ICCAMC, Imperial Credit Worldwide
("ICW") and AMN (the "Guarantor Subsidiaries"). As of March 31, 1999, the non-guarantor subsidiaries are SPB, ICG, FMAX Holdings, LLC and Imperial Credit Capital Trust I ("ICCTI"). Each of the guarantees is full and unconditional and joint and several. The summarized consolidated financial information is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors as we have determined that such information is not material to investors. None of the subsidiary guarantors is restricted from making distributions to our company.

                     CONSOLIDATING CONDENSED BALANCE SHEET

                                 MARCH 31, 1999

                                                                                           Non-
                                                                         Guarantor       Guarantor
                                                             ICII      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                          ----------   ------------    ------------    ------------    ------------
                                                                                          (In thousands)
                          ASSETS
                          ------
Cash......................................................   $    500     $   (732)     $   38,570       $  (1,509)     $   36,829
Interest bearing deposits.................................     16,507          789         248,141              --         265,437
Investment in Federal Home Loan Bank stock................         --           --           6,000              --           6,000
Trading and available for sale securities.................     91,691       15,105          60,737         (11,000)        156,533
Loans and leases held for sale............................      2,758       32,497         268,316              --         303,571
Loans and leases held for investment, net.................     51,763        3,346       1,178,224         (35,000)      1,198,333
Equity interest in FMC....................................     58,196           --              --              --          58,196
Servicing rights..........................................         --          579           1,256              --           1,835
Retained interest in loan and lease securitizations.......         --       25,195              --              --          25,195
Investment in subsidiaries................................    280,230           --              --        (280,230)             --
Goodwill..................................................         --       16,572          20,126              --          36,698
Net assets of discontinued operations.....................     46,939       (1,592)             --              --          45,347
Other assets..............................................     22,571       16,873          31,617            (875)         70,186
                                                             --------     --------      ----------       ---------      ----------
  Total assets............................................   $571,155     $108,632      $1,852,987       $(328,614)     $2,204,160
                                                             ========     ========      ==========       =========      ==========
       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
Deposits..................................................         --           --       1,583,641          (1,509)      1,582,132
Borrowings from FHLB......................................         --           --          10,000              --          10,000
Other borrowings..........................................      1,220       11,369          35,875         (35,875)         12,589
Remarketed Par Securities.................................     72,165       (2,165)             --              --          70,000
Senior notes..............................................    219,870           --              --              --         219,870
Minority interest in consolidated subsidiaries............       (627)       2,109             129           1,725           3,336
Other liabilities.........................................     36,992        8,186          19,264             256          64,698
                                                             --------     --------      ----------       ---------      ----------
  Total liabilities.......................................    329,620       19,499       1,648,909         (35,403)      1,962,625
                                                             --------     --------      ----------       ---------      ----------
Shareholders' equity:
Preferred stock...........................................         --       13,000              --         (13,000)             --
Common stock..............................................    127,515      119,331         113,300        (232,631)        127,515
Retained earnings.........................................    108,027      (49,235)         90,799         (41,564)        108,027
Shares held in executive deferred compensation plan.......      6,037        6,037              --          (6,037)          6,037
Accumulated other comprehensive loss......................        (44)          --             (21)             21             (44)
                                                             --------     --------      ----------       ---------      ----------
  Total shareholders' equity..............................    241,535       89,133         204,078        (293,211)        241,535
                                                             --------     --------      ----------       ---------      ----------
  Total liabilities and shareholders' equity..............   $571,155     $108,632      $1,852,987       $(328,614)     $2,204,160
                                                             ========     ========      ==========       =========      ==========

                     CONSOLIDATING CONDENSED BALANCE SHEET

                               DECEMBER 31, 1998

                                                                                          Non-
                                                                        Guarantor       Guarantor
                                                            ICII      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                          ---------   ------------    ------------    ------------    ------------
                                                                                         (In thousands)
                          ASSETS
                          ------
Cash......................................................   $  3,224    $    725      $  296,259       $  (2,436)     $  297,772
Interest bearing deposits.................................      2,281         423          (1,289)             --           1,415
Investment in Federal Home Loan Bank stock................         --          --           4,657              --           4,657
Trading and available for sale securities.................    118,622       8,421         113,723         (10,000)        230,766
Loans and leases held for sale............................      1,698      33,160         284,203              --         319,061
Loans and leases held for investment, net.................     45,029       7,467       1,302,599         (35,000)      1,320,095
Equity interest in FMC....................................     56,334          --              --              --          56,334
Servicing rights..........................................         --         365           3,964              --           4,329
Retained interest in loan and lease securitizations.......         --      27,011              --              --          27,011
Investment in subsidiaries................................    276,863          --              --        (276,863)             --
Goodwill..................................................         --      16,959          20,539              --          37,498
Net assets of discontinued operations.....................     43,624       3,188              --              --          46,812
Other assets..............................................     32,248      12,200          28,910          (1,925)         71,433
                                                             --------    --------      ----------       ---------      ----------
  Total assets............................................   $579,923    $109,919      $2,053,565       $(326,224)     $2,417,183
                                                             ========    ========      ==========       =========      ==========

                  LIABILITIES AND
               SHAREHOLDERS' EQUITY
               --------------------
Deposits..................................................   $     --    $     --      $1,713,765       $  (2,437)     $1,711,328
Borrowings from FHLB......................................         --          --          20,000              --          20,000
Other borrowings..........................................     20,481      15,097         103,617         (36,925)        102,270
Remarketed Par Securities.................................     72,165      (2,165)             --              --          70,000
Senior notes..............................................    219,858          --              --              --         219,858
Minority interest in consolidated subsidiaries............       (628)      2,109             133           1,603           3,217
Other liabilities.........................................     34,526       7,253          15,210              --          56,989
                                                             --------    --------      ----------       ---------      ----------
  Total liabilities.......................................    346,402      22,294       1,852,725         (37,759)      2,183,662
                                                             --------    --------      ----------       ---------      ----------
Shareholders' equity:
Preferred stock...........................................         --      12,000              --         (12,000)             --
Common stock..............................................    147,109     135,279         114,258        (249,537)        129,609
Retained earnings.........................................    174,898     (63,487)         86,582         (23,095)        101,265
Shares held in deferred executive compensation plan.......      3,833       3,833              --          (3,833)          3,833
Accumulated other comprehensive loss......................     (1,186)         --              --              --          (1,186)
                                                             --------    --------      ----------       ---------      ----------
  Total shareholders' equity..............................    233,521      87,625         200,840        (288,465)        233,521
                                                             --------    --------      ----------       ---------      ----------
  Total liabilities and shareholders' equity..............   $579,923    $109,919      $2,053,565       $(326,224)     $2,417,183
                                                             ========    ========      ==========       =========      ==========

                    CONSOLIDATING CONDENSED INCOME STATEMENT

                       THREE MONTHS ENDED MARCH 31, 1999

                                                                                            Non-
                                                                          Guarantor       Guarantor
                                                               ICII     Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                             --------   -------------   -------------   -------------   ------------
                                                                                          (In thousands)
Revenue:
Interest income...........................................   $ 5,432         $ 4,019         $48,186         $(1,073)        $56,564
Interest expense..........................................     7,632             510          24,244          (1,073)         31,313
                                                             -------         -------         -------         -------         -------
Net interest income.......................................    (2,200)          3,509          23,942              --          25,251
Provision (recovery) for loan and lease losses............       250            (250)          2,200              --           2,200
                                                             -------         -------         -------         -------         -------
  Net interest (expense) income after provision for
   Loan and lease losses..................................    (2,450)          3,759          21,742              --          23,051
                                                             -------         -------         -------         -------         -------
Gain on sale of loans and leases..........................        --           1,048           1,912              --           2,960
Loan servicing (expense) income...........................        (7)            956           1,009              --           1,958
Investment banking and brokerage fees.....................        --              --           6,304              --           6,304
Asset management fees.....................................        --           3,010              --              --           3,010
Gain (loss) on sale of securities.........................       780             127              --            (428)            479
Mark to market on securities and loans held for sale......       774          (1,871)         (2,277)             --         (3,374)
Equity in net income of FMC...............................     1,961              --              --              --           1,961
Other income..............................................       511             880           3,124              --           4,515
                                                             -------         -------         -------         -------         -------
  Total other income......................................     4,019           4,150          10,072            (428)         17,813
                                                             -------         -------         -------         -------         -------
     Total revenue........................................     1,569           7,909          31,814            (428)         40,864
                                                             -------         -------         -------         -------         -------
Expenses:
Personnel and commission expense..........................       233           4,525          11,305              --          16,063
Amortization of servicing rights..........................        --              23           2,708              --           2,731
Occupancy expense.........................................       114             251             945              --           1,310
Net (income) expense of other real estate owned...........        (5)             80              63              --             138
Professional services.....................................       823             524             981              --           2,328
Telephone and other communications........................        29             181             774              --             984
Amortization of goodwill..................................        --             386             413              --             799
General and administrative expense........................       683             888           4,864              --           6,435
                                                             -------         -------         -------         -------         -------
  Total expenses..........................................     1,877           6,858          22,053              --          30,788
                                                             -------         -------         -------         -------         -------
Income from continuing operations before income taxes,
 minority interest, and equity in undistributed
 income of subsidiaries...................................      (308)          1,051           9,761            (428)         10,076
Income taxes..............................................      (988)            542           3,812            (172)          3,194
Minority interest in income (loss) of
 Consolidated subsidiaries................................        --               1              (4)            123             120
                                                             -------         -------         -------         -------         -------
Income before equity in undistributed
 Income of subsidiaries...................................       680             508           5,953            (379)          6,762
Equity in undistributed income of subsidiaries............     6,082              --              --          (6,082)             --
                                                             -------         -------         -------         -------         -------
  Net income..............................................   $ 6,762         $   508         $ 5,953         $(6,461)        $ 6,762
                                                             =======         =======         =======         =======         =======

                    CONSOLIDATING CONDENSED INCOME STATEMENT

                       THREE MONTHS ENDED MARCH 31, 1998

                                                                                            Non-
                                                                          Guarantor       Guarantor
                                                              ICII      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                            ---------   -------------   -------------   -------------   ------------
                                                                                          (In thousands)
Revenue:
Interest income...........................................  $ 7,524         $ 3,071         $43,505         $(1,143)        $52,958
Interest expense..........................................    7,386             156          20,814          (1,143)         27,213
                                                            -------         -------         -------       ---------         -------
Net interest income.......................................      138           2,915          22,691              --          25,745
Provision for loan and lease losses.......................       --              --           3,000              --           3,000
                                                            -------         -------         -------       ---------         -------
  Net interest income after provision for loan
    And lease losses......................................      138           2,915          19,691              --          22,745
                                                            -------         -------         -------       ---------         -------
Gain on sale of loans and leases..........................       46           1,707           3,818              --           5,572
Loan servicing (expense) income...........................     (146)          1,423           1,560                           2,837
Investment banking and brokerage fees.....................       --              --           4,534              --           4,535
Asset management fees.....................................       --           1,205              --              --           1,205
Mark to market on securities and loans held for sale......     (274)             --             370              --              96
Equity in net income of SPFC..............................    5,974              --              --              --           5,974
Equity in net income of FMC...............................    2,769              --              --              --           2,769
Other  income.............................................       81             445           1,231              --           1,757
                                                            -------         -------         -------       ---------         -------
  Total other income......................................    8,451           4,780          11,513              --          24,745
                                                            -------         -------         -------       ---------         -------
     Total revenue........................................    8,590           7,695          31,204              --          47,490
                                                            -------         -------         -------       ---------         -------
Expenses:
Personnel and commission expense..........................      998           2,587          10,647              --          14,233
Amortization of servicing rights..........................       --              --             341              --             341
Occupancy expense.........................................      333             151             890              --           1,374
Net (income) expense of other real estate owned...........     (445)            412            (325)             --            (358)
Professional services.....................................      584             328           1,393              --           2,305
Telephone and other communications........................       59             124             311              --             493
Amortization of goodwill..................................       --             237             425              --             662
General and administrative expense........................      734             788           3,366              --           4,887
                                                            -------         -------         -------       ---------         -------
  Total expenses..........................................    2,263           4,626          17,048              --          23,937
                                                            -------         -------         -------       ---------         -------
Income from continuing operations before income taxes,
 minority interest and equity in undistributed
 income of subsidiaries...................................    6,326           3,069          14,157              --          23,553

Income taxes..............................................    1,865           1,161           5,835              --           8,861
Minority interest in (loss) income of consolidated
 subsidiaries.............................................       --             (73)             56             109              92
                                                            -------         -------         -------       ---------         -------
 Income from continuing operations........................    4,461           1,981           8,267            (109)         14,600
Operating loss from discontinued operations...............       --          (1,700)             --              --          (1,700)
                                                            -------         -------         -------       ---------         -------
Income (loss) before equity in undistributed
 income of subsidiaries...................................    4,461          (2,753)          8,267            (109)         12,900
Equity in undistributed income of subsidiaries............    8,439              --              --          (8,439)             --
                                                            -------         -------         -------       ---------         -------
  Net income (loss).......................................  $12,900         $(2,753)        $ 8,267         $(8,548)        $12,900
                                                            =======         =======         =======       =========         =======

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                       THREE MONTHS ENDED MARCH 31, 1999

                                                                                            Non-
                                                                          Guarantor       Guarantor
                                                              ICII      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                            ---------   -------------   -------------   -------------   ------------
                                                                                          (In thousands)
Net cash provided by (used in) operating
 Activities.............................................   $ 33,384         $(7,941)      $  98,121         $(1,713)      $ 121,851
                                                           --------         -------       ---------         -------       ---------
Cash flows from investing activities:
  Net change in interest bearing deposits...............    (14,226)           (366)       (252,615)          3,185        (264,022)
  Purchase of securities available for sale.............         --              --         (13,222)             --         (13,222)
  Proceeds from sale of IMH stock.......................         --           5,025              --              --           5,025
  Net change in loans held for investment...............     (7,171)          5,373         121,824              --         120,026
  Net change in investment in subsidiaries..............      2,695              --              --          (2,695)             --
  Other, net............................................          8             229          (2,190)             --          (1,953)
                                                           --------         -------       ---------         -------       ---------
Net cash (used in) provided by investing activities.....    (18,694)         10,261        (146,203)            490        (154,146)
                                                           --------         -------       ---------         -------       ---------
Cash flows from financing activities:
  Net (decrease) increase in deposits...................         --              --        (130,124)            928        (129,196)
  Repayments of advances from Federal Home
    Loan Bank...........................................         --              --         (10,000)             --         (10,000)
  Net change in other borrowings........................    (19,261)         (3,728)        (67,742)          1,050         (89,681)
  Other, net............................................      1,847             (49)         (1,741)            172             229
                                                           --------         -------       ---------         -------       ---------
Net cash (used in) provided by financing activities.....    (17,414)         (3,777)       (209,607)          2,150        (228,648)
                                                           --------         -------       ---------         -------       ---------
  Net change in cash....................................     (2,724)         (1,457)       (257,689)            927        (260,943)
  Cash at beginning of period...........................      3,224             725         296,259          (2,436)        297,772
                                                           --------         -------       ---------         -------       ---------
  Cash at end of period.................................   $    500         $  (732)      $  38,570         $(1,509)      $  36,829
                                                           ========         =======       =========         =======       =========

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                       THREE MONTHS ENDED MARCH 31, 1998

                                                                                            Non-
                                                                          Guarantor       Guarantor
                                                              ICII      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                            ---------   -------------   -------------   -------------   ------------
                                                                                          (In thousands)
Net cash provided by (used in) operating
 Activities.............................................   $  4,447        $(23,839)      $ 124,810        $(17,477)      $  87,941
                                                           --------        --------       ---------        --------       ---------
Cash flows from investing activities:
  Net change in interest bearing deposits...............      6,833             757         (22,101)             --         (14,511)
  Purchase of securities available for sale.............    (10,327)             --            (511)            511         (10,327)
  Proceeds from sale of OREO............................        120           1,051             778              --           1,949
  Net change in loans held for investment...............      5,948           8,471        (159,942)           (442)       (145,965)
  Net change in investment in subsidiaries..............    (14,610)             --              --          14,610              --
  Other, net............................................       (519)            (99)           (508)             --          (1,126)
                                                           --------        --------       ---------        --------       ---------
Net cash (used in) provided by investing activities.....    (12,555)         10,180        (182,284)         14,679        (169,980)
                                                           --------        --------       ---------        --------       ---------
Cash flows from financing activities:
  Net increase in deposits..............................         --              --          93,557          30,483         124,040
  Advances from Federal Home Loan Bank..................         --              --          39,500              --          39,500
  Repayments of advances from Federal Home
    Loan Bank...........................................         --              --         (50,000)             --         (50,000)
  Net change in other borrowings........................         --          12,537            (653)        (18,512)         (6,628)
  Other, net............................................     (2,939)            (73)             56             109          (2,847)
                                                           --------        --------       ---------        --------       ---------
Net cash (used in) provided by financing activities.....     (2,939)         12,464          82,460          12,080         104,065
                                                           --------        --------       ---------        --------       ---------
  Net change in cash....................................    (11,047)         (1,195)         24,986           9,282          22,026
  Cash at beginning of period...........................     13,229           1,450          43,318         (12,618)         45,379
                                                           --------        --------       ---------        --------       ---------
  Cash at end of period.................................   $  2,182        $    255       $  68,304        $ (3,336)      $  67,405
                                                           ========        ========       =========        ========       =========

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

General

Organization
  Imperial Credit Industries, Inc, was incorporated in 1986 in the State of California, and had consolidated assets of $2.2 billion as of March 31, 1999. We are a diversified commercial lending, financial services and investment holding company. Our headquarters are located in Torrance, California. Our principal business activities are primarily conducted through our wholly and majority owned subsidiaries including Southern Pacific Bank (``SPB''), Imperial Business Credit Inc. (``IBC''), Imperial Credit Commercial Asset Management Corporation (``ICCAMC''), Statewide Documentation Services, Inc. (``SDI'') and Imperial Credit Asset Management, Inc. (``ICAM''). Imperial Capital Group, LLC (``ICG'') is a majority owned consolidated subsidiary which is approximately 60% owned by the Company and approximately 40% owned by ICG's management. The Company's significant equity interest in a publicly traded company is Franchise Mortgage Acceptance Company (``FMC'') (Nasdaq Symbol: FMAX). FMC was a former consolidated subsidiary of the Company. Our core businesses originate loans and leases funded primarily by FDIC insured deposits. Our business strategy currently emphasizes:

[_] holding the majority of the loans and leases that we originate for investment, except for multifamily and commercial real estate loans originated by SPB and leases originated by IBC for sale,
[_] investing in and managing businesses in high margin niche segments of the financial services industry,
[_] maintaining conservative, disciplined underwriting and credit risk management,
[_]  originating loans and leases on a wholesale basis, where possible,
[_]  managing and advising commercial investment companies,
[_] providing investment banking and broker/dealer services to middle market companies and private individuals, and
[_] maintaining business and financial flexibility to take advantage of changing market conditions with respect to specific financial services businesses.

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

Results of Operations

  We reported net income for the quarter ended March 31, 1999 of $6.8 million or $0.18 basic and diluted net income per share as compared to net income of $12.9 million or $0.33 basic and $0.32 diluted net income per share for the same period last year. The first quarter of 1999 was negatively impacted by management's decision to outsource our multifamily loan servicing operations which resulted in a net after tax charge of $1.6 million or $0.05 per basic and $0.04 per diluted share. The first quarter of 1999 was also negatively impacted by net after tax mark-to-market charges on the Company's loans and securities held for sale of $2.3 million or $0.07 per basic and $0.06 per diluted share.

  Net income for the three months ended March 31, 1999 included no operating losses for the discontinued operations of Auto Marketing Network, Inc, ("AMN"), a sub-prime auto lending subsidiary, as compared to operating losses of $1.7 million or $0.04 diluted net loss per share for the same period last year. Excluding the loss related to the discontinued operations of AMN, the Company earned $14.6 million or $0.36 diluted net income per share for the quarter ended March 31, 1998. Net income for the first quarter of 1998 also included after tax income of $3.7 million or $0.09 in diluted net income per share from equity in the net income of Southern Pacific Funding Corporation ("SPFC"). There was no equity in the net income of SPFC in the quarter ended March 31, 1999.

  The $6.6 million decrease in our revenues and the $6.1 million decrease in our net income was due primarily to net mark-to-market charges of $3.4 million related to our remaining portfolio of sub-prime auto loans at SPB, and our retained interests in IBC's securitized lease portfolio. Additionally, we did not recognize any equity in the net income of Southern Pacific Funding Corporation in the three months ended March 31, 1999.

  Our total expenses increased by $6.9 million to $30.8 million in 1999 as compared to $23.9 million for the same period last year. Our total personnel and commission expense increased by $1.8 million due to increased commission revenues at ICG, our amortization of servicing rights increased by $2.4 million due to our decision to outsource the servicing function for IPL's loan portfolio, and our general and administrative expenses increased by $1.5 million in 1999 as compared to 1998.

  The following is a summary of our results of operations by business line for the three months ended March 31, 1999 as compared to March 31, 1998.

                                                             At or for the period ended March 31,
                                                             ------------------------------------
                                                                        (In thousands)
                                                                        --------------

                                                        Revenue (Expense)
                                                           From Other
                                   External Revenue      Operating Units      Net Income (Loss)           Total Assets
                                  ------------------   ------------------    --------------------  -------------------------
Business Line                       1999      1998       1999      1998       1999       1998         1999          1998
-------------------------------   --------   -------   --------   -------   --------   ---------   -----------   -----------
Coast Business Credit             $11,260    $ 8,773        --        --    $ 4,203     $ 2,740    $  608,832    $  535,352
PrinCap Mortgage Warehouse          1,437      1,805        --        --        573         755       151,905       149,013
Income Property Lending             4,342      5,973        --        --      1,260       1,991       160,517        37,930
Imperial Business Credit              956      4,250      (247)     (426)    (1,339)        518        44,549        50,887
Loan Participation and
Investment Group                    3,012      1,170        --        --      1,820         408       245,808       256,910
Imperial Capital Group, LLC         6,088      4,802        --        --        145         102         6,638        10,149
Asset Management Activities         2,826      1,475       (54)       34       (111)        464         3,515         6,500
Other Core Operations                 (21)        60       808       243     (4,279)     (1,750)      524,257       653,167
Equity Interests                    2,351      8,871        --        --      1,515       5,520        62,374        55,868
De-emphasized/Discontinued/
Exited Businesses                   9,040     10,311      (507)      149      3,263       3,852       716,813       785,716
Eliminations                         (427)        --        --        --       (288)         --      (321,048)     (331,939)
                                  -------    -------     -----     -----    -------     -------    ----------    ----------
Net income from continuing
 operations                       $40,864    $47,490     $ --      $  --    $ 6,762     $14,600    $2,204,160    $2,209,553
                                  =======    =======     ====      =====    =======     =======    ==========    ==========

  The Company has outstanding inter-company subordinated debt to SPB of $35.0 million and ICG of $6.3 million. All inter-company receivables and payables including corresponding interest income and expense are eliminated in consolidation. Additionally, the Company's investments in subsidiaries and inter-company management fees are included in eliminations.

CORE BUSINESSES

  The following table reflects average loans and leases outstanding and the average yields earned on our core business units for the three months ended March 31, 1999 and 1998:

                                           For the three month period ended March 31,
                                           ------------------------------------------
                                                     (Dollars in thousands)
                                                     ----------------------
                                    Average Loans and Leases
                                          Outstanding                    Average Yield
                                  ----------------------------   ------------------------------
         Business Line                1999           1998             1999            1998
-------------------------------   ------------   -------------   --------------   -------------
Coast Business Credit                 $617,606        $492,763           13.67%          13.13%
PrinCap Mortgage Warehouse             154,080         130,622            8.23           10.69
Income Property Lending                176,480          92,092            8.71            9.14
Imperial Business Credit                 8,600          14,800           11.60           15.50
Loan Participation and
 Investment Group                      229,455         217,828            7.86            8.15

  Our largest subsidiary is SPB, a $1.8 billion industrial loan company, which operates four of our core businesses, Coast Business Credit ("CBC"), an asset based lender; the Income Property Lending Division ("IPL"), a multifamily and commercial loan originator; and the Loan Participation and Investment Group ("LPIG"), an investor in syndicated bank loan participations. SPB also owns a mortgage lending subsidiary, Princap Mortgage Warehouse, Inc. ("PrinCap") which provides warehouse loans to third party residential mortgage loan originators. Each of these businesses is primarily funded by the FDIC insured deposits of SPB.

Coast Business Credit ("CBC")

  CBC's net revenues and net income increased to $11.3 million and $4.2 million for the three months ended March 31, 1999 as compared to $8.8 million and $2.7 million for the same period last year. CBC was able to increase both its net revenues and net income by substantially increasing the amount of loans it originated and increasing its average outstanding loan balance. CBC has been able to increase its average loans outstanding for the three months ended March 31, 1999 by $124.8 million as compared to the three months ended March 31, 1998 as a result of geographic expansion across the United States, and by offering its customers extended loan commitment periods.

  As a result of the increase in CBC's average loans outstanding, CBC's net interest income has increased $4.6 million to $12.8 million during the three months ended March 31, 1999 from $8.2 million for the same period last year. The yield on CBC's loans increased primarily as a result of increased fees earned on loan prepayments.

  CBC also earned other income in the form of loan administration and audit fees charged to its customers. CBC earned other income totaling $2.0 million during the three months ended March 31, 1999 as compared $703,000 for the same period last year.

  CBC's total expenses increased to $5.1 million for the three months ended March 31, 1999 from $4.4 million for the same period of last year. CBC's personnel expense increased by $415,000 to $3.1 million from $2.7 million for the same period last year, and all other expenses increased by $286,000 to $2.0 million from $1.7 million for the same period last year. These increases were primarily the result of CBC's geographic expansion into several major metropolitan areas of the United States.

  At March 31, 1999, CBC's non-accrual loans were $6.6 million as compared to none for the same period last year. Non-performing loans at Coast Business Credit consist of one credit which is collateralized by accounts receivable and inventory.

PrinCap Mortgage Warehouse, Inc. ("PrinCap")

  PrinCap's net revenues and net income declined to $1.4 million and $573,000 for the three months ended March 31, 1999 as compared to $1.8 million and $755,000 for the same period last year, primarily resulting from a decline in net interest income. Net interest income was $1.1 million for the three months ended March 31, 1999 as compared to $1.2 million for the same period last year. Net interest income was negatively impacted by decreases in the prime rate during third and fourth quarters of 1998 and an increase in non-accrual loans. PrinCap also earned other income consisting of loan fees charged to its customers of $476,000 for the three months ended March 31, 1999 as compared to $498,000 for the same period last year.

  PrinCap's total expenses remained essentially the same at approximately $590,000 for the three months ended March 31, 1999 and 1998; primarily composed of $285,000 and $313,000 in personnel expense, $113,000 in amortization of goodwill, and $100,000 and $91,000 in general and administrative expenses, respectively.

  At March 31, 1999 PrinCap had non-accrual loans of $9.3 million as compared to $4.1 million at December 31, 1998. PrinCap's non-performing loans are collateralized by mortgage loans on single family residences.

Income Property Lending ("IPL")

  IPL's net revenues and net income declined to $4.3 million and $1.3 million for the three months ended March 31, 1999 as compared to $6.0 million and $2.0 million for the same period last year, primarily resulting from an overall decline in revenue from the gain on sale of loans.

  IPL originated $95.4 million of loans for the three months ended March 31, 1999 as compared to $64.7 million of loans for the same period last year. IPL sold $93.2 million of its loans during the three months ended March 31, 1999, generating a gain on sale of $1.9 million, or 2.0% of the principal balance of loans sold. IPL sold $96.6 million of its loans for the three months ended March 31, 1998, generating a gain on sale of $3.8 million, or 3.9% of the principal balance of loans sold. Gain on sale of loan revenues as a percentage IPL's loans sold decreased in the three months ended March 31, 1999 as compared to the same period last year due to decreased interest margins resulting from increased competition by other financial institutions.

  IPL's net interest income for the three months ended March 31, 1999, increased $1.0 million to $2.4 million primarily resulting from an increased average balance of outstanding loans, partially offset by a decrease in loan yield. IPL also earned other income from servicing loans that it sold to other companies and charged various fees to its borrowers. IPL earned total other revenues of $215,000 and $375,000 during the three months ended March 31, 1999 and 1998, respectively.

  IPL's total expenses decreased by $287,000 to $2.5 million for the three months ended March 31, 1999 as compared to $2.8 million for the same period last year. IPL's personnel costs increased by $174,000 to $1.7 million, and general and administrative expenses decreased by $39,000 to $370,000. Personnel costs increased primarily as a result of increased activity in IPL's loan origination and servicing operations related to the continued expansion of IPL's business.

  At March 31, 1999, IPL's non-accrual loans were $1.3 million or 0.80% of its outstanding loan portfolio, as compared to $866,000 or 0.60% of its outstanding loan portfolio at December 31, 1998.

Imperial Business Credit ("IBC")

  IBC's total net revenues decreased by $3.1 million to $709,000 for the three months ended March 31, 1999 as compared $3.8 million for the same period last year, primarily resulting from the following:

 . A writedown of $2.2 million in retained interests on lease securitizations primarily resulting from an increase in the estimated annual lease charge-offs and increased levels of lease delinquencies.

 . Increased competition from other lenders which has resulted in lower originations, a higher average cost per lease originated and lower profit margins at IBC.

  The average rate on originated loans was 12.5% for the three months ended March 31, 1999, as compared to 13.8% for the same period last year. IBC originated $29.9 million of leases for the three months ended March 31, 1999, as compared to $35.1 million for the same period last year. IBC securitized leases of $32.1 million during the three months ended March 31, 1999 generating gain on sale revenue of $1.0 million, or 3.1% of the principal balance securitized, as compared to $35.5 million of securitized leases, gain on sale revenue of $1.6 million, or 4.5% of the principal balance of securitized leases for the same period last year.

  The average yield earned on IBC's leases was 11.6% for the three months ended March 31, 1999 as compared to 15.5% for the same period last year. All of IBC's leases are initially funded with a warehouse line of credit, and then permanently funded through a securitization facility. IBC's net interest income decreased $273,000 to $368,000 during the three months ended March 31, 1999 as compared to $641,000 for the same period last year. The decrease in IBC's net interest income primarily resulted from a decrease in the average balance and lower yields of IBC's leases outstanding for the three months ended March 31, 1999 as compared to the same period last year.

  IBC also earned other income from servicing leases delivered into its securitization facility of $1.1 million for the three months ended March 31, 1999, as compared to $1.2 million for the same period last year. IBC earned net other income of $347,000 for the three months ended March 31, 1999 as compared $414,000 for the same period last year.

  IBC's total expenses were $2.7 million for the three months ended March 31, 1999 as compared to $3.0 million for the same period last year. The major components of IBC's expenses for the three months ended March 31, 1999 and 1998 were personnel expense of $1.5 million and $1.7 million, professional services of $182,000 and $215,000, and general and administrative expenses of $484,000 and $613,000, respectively.

  At March 31, 1999, IBC's non-performing leases decreased to $76,000 as compared to $669,000 at December 31, 1998.

Loan Participation and Investment Group ("LPIG")
  LPIG's total net revenues and net income increased to $3.0 million and $1.8 million for the three months ended March 31, 1999 as compared to $1.2 million and $408,000 for the same period last year, respectively. LPIG was able to increase both its net revenues and net income by increasing the average outstanding balance of loans and decreasing overall expense levels. As a result of the $11.6 million increase in LPIG's average loans outstanding, LPIG's net interest income increased $800,000 to $1.9 million for the three months ended March 31, 1999 as compared to $1.1 million for the same period last year. For the three months ended March 31, 1999 and 1998, LPIG earned other income, which consisted primarily of loan fees, of $1.1 million and $414,000, respectively.

  The total expenses of LPIG decreased to $332,000 for the three months ended March 31, 1999 as compared to $515,000 for the same period last year. The major components of LPIG's expenses for the three months ended March 31, 1999 and 1998 were personnel expense of $195,000 and $300,000, professional services of $20,000 and $60,000 and general and administrative expense of $61,000 and $126,000, respectively. We have made the decision to let LPIG's existing balance of loans run-off over the next few quarters. While LPIG has earned a reasonable risk-adjusted return in 1998, we believe that the capital that is currently being deployed at SPB to support LPIG's business could be more profitably used in CBC's, PrinCap's, and IPL's businesses. As such, we anticipate that the current outstanding balance of LPIG's loans will decrease over time as this portfolio runs-off. We do expect to expand our investments in LPIG type loan products through off-balance sheet financing instruments such as total rate of return swaps or collateralized loan obligation funds.

Imperial Capital Group ("ICG")
  ICG's investment banking and brokerage fees increased by $1.8 million to $6.1 million for the three months ended March 31, 1999 as compared to $4.8 million for the same period last year. ICG's revenues increased primarily due to increased brokerage fees from strong trading activity during the three months ended March 31, 1999. During the first quarter of 1999, ICG did not raise any debt or equity securities for their corporate clients through private placements. In the three months ended March 31, 1998, ICG raised gross proceeds for their clients of $28.0 million.

  ICG's total expenses increased by $1.2 million to $5.7 million for the three months ended March 31, 1999 as compared to $4.5 million for the same period last year. ICG's total expenses increased primarily due to increased brokerage commissions from increased trading activities as compared to the same period last year. The significant components of ICG's total expenses for the three months ended March 31, 1999 and 1998 were personnel and commission expense of $4.0 million and $3.2 million, telephone and other communications expense of $347,000 and $64,000, and general and administrative expense of $1.0 million and $826,000, respectively.

Asset Management Activities ("AMA")
  AMA increased net revenues by $1.3 million to $2.8 million for the three months ended March 31, 1999 as compared to $1.5 million for the same period last year. AMA revenues increased primarily due to growth in our assets under management which increased to $1.4 billion at March 31, 1999 as compared to $595.2 million at March 31, 1998. We manage a commercial mortgage and equity REIT, a collateralized loan obligation fund, and two leveraged bank debt hedge funds.

  Total expenses from AMA activities increased by $2.1 million to $2.9 million for the three months ended March 31, 1999 as compared to $763,000 for the same period last year. The increase in AMA expenses was primarily due to increased personnel expense of $2.5 million for the three months ended March 31, 1999 as compared to $716,000 for the same period last year. The increase in personnel expenses primarily relates to the increased balance of assets under management in 1999 as compared to 1998.

Other Core Operations ("OCO")
  For the three months ended March 31, 1999, net revenues of OCO were $788,000 and net loss was $4.3 million, as compared to $302,000 of net revenues and a net loss of $1.8 million for the same period last year. OCO includes those areas of business we conduct at our holding company and our support operations. Such areas include but are not limited to interest and dividend income from parent company loans and equity investments, loan servicing income, interest expense on our long-term debt, mark-to-market charges on the securities we invested in at our holding company, and the costs of our support functions. We provide support to our subsidiaries through executive management oversight and advice, accounting and legal services, merger and acquisitions advice, human resources administration, office services, and management information systems support.

  For the three months ended March 31, 1999 and 1998, OCO earned interest and dividend income of $5.4 million and $7.5 million and incurred interest expense of $7.6 million and $7.3 million, respectively. Total expenses of OCO increased $4.0 million to $7.1 million for the three months ended March 31, 1999 as compared to $3.1 million for the same period of the previous year. The increase was primarily due to higher professional service expenses of $1.2 million for the three months ended March 31, 1999 as compared to $651,000 for the same period last year, and increased general and administrative expenses of $1.6 million for the three months ended March 31, 1999 as compared to $693,000 for the same period last year. During the three months ended March 31, 1999, amortization of servicing rights increased by $2.4 million to $2.7 million as compared to $341,000 for the same period last year. This increase results from management's decision to outsource SPB's IPL loan servicing function. We expect to realize annual savings of approximately $2.3 million from the outsourcing of IPL's loan servicing operation.

NON CORE BUSINESSES

  We also operate "non-core" businesses, which consist of businesses that we've decided to de-emphasize in the future. We group these businesses into the following categories:

[_] Equity interests-- Represents our equity investments in other publicly traded companies. At March 31, 1999, we owned equity interests of 38.3% and 47.2% in two companies; FMC and SPFC. This segment's source of revenue is our common stock ownership percentage in the equity investments' reported net income or loss in addition to our gains on sales of the equity investments' stock, or write-downs from the impairment of the equity investment;

[_] De-emphasized/Discontinued/Exited Businesses-- represents the Company's business units we decided to either de-emphasize, discontinue, or exit. We decided to de-emphasize, discontinue or exit these business lines because they were not meeting the Company's expectations for a variety of reasons. These reasons included: significant credit losses, insufficient loan production volumes, inadequate gross profit margins, and risks associated with international lending operations. The Company includes the following significant operations in Exited Businesses: Auto Lending, Alternative Residential Mortgage, and Consumer Loan Divisions of SPB, and Credito Imperial Argentina ("CIA"), the Company's residential loan production business in Argentina. Exited Businesses also includes the Company' former mortgage banking operations, certain problem loan or securities portfolios, and any loan portfolios at SPB from businesses which are no longer originating new loans. Exited Businesses' principal sources of revenue are interest earned on mortgage and consumer loans and mark to market valuations on loan portfolios. Exited Businesses' principal expenses are interest expense allocations incurred from deposits and inter-company borrowings, and general and administrative expenses.

  Our exit from these non-core businesses will allow our management to focus on our core business lines that have proven to be our most profitable businesses.

Equity Interests
  Equity Interests include our portion of the net income or loss from Franchise Mortgage Acceptance Company ("FMC") and Southern Pacific Funding Corporation ("SPFC"). Equity Interests generated equity in the net income for FMC of $2.0 million and $2.8 million for the three months ended March 31, 1999 and 1998, respectively. On October 1, 1998, SPFC petitioned for Chapter 11 bankruptcy protection under Federal bankruptcy laws in the U.S. Bankruptcy Court for the District of Oregon. As a result of SPFC declaring Chapter 11 bankruptcy and the corresponding decline in its common stock to below one dollar per share, and subsequently being de-listed from the New York Stock Exchange, we wrote-off our total investment in and loan to SPFC. During the three months ended March 31, 1999 and 1998, equity in the net income of SPFC was $0 and $6.0 million, respectively.

De-emphasized/Discontinued/Exited Businesses (the "Exited Businesses")
  We have decided to either discontinue or exit some of the businesses we had been conducting as divisions of SPB, or separate consolidated subsidiaries. We decided to de-emphasize, discontinue or exit these business lines because they were not meeting our expectations for a variety of reasons. These reasons included significant credit losses, insufficient loan production volumes, inadequate gross profit margins, and risks associated with international lending operations.

We classify the following significant operations as Exited Businesses:
[_]  Auto Lending Division of SPB
[_]  Alternative Residential Mortgage Division of SPB
[_]  Consumer Loan Division of SPB
[_] Credito Imperial Argentina, ("CIA") our residential loan production business in Argentina
[_]  Auto Marketing Network, Inc., our sub-prime automobile finance company
[_]  Former mortgage banking operations
[_]  Certain residential mortgage, problem loan and securities portfolios

  The Exited Businesses' net revenues declined to $8.5 million for the three months ended March 31, 1999 as compared to $10.5 million for the same period last year, primarily resulting from a decline in net interest income. The decrease in net interest income was primarily attributable to lower average outstanding balances of loans and securities from our Exited Businesses for the three months ended March 31, 1999 as compared to the same period last year.

  The following table reflects the ending outstanding balances of the loans from our Exited Businesses:

                                                                  Loans and Leases
                                                              Outstanding at March 31,
                                                              ------------------------
              Exited Business Line                             1999              1998
              --------------------                             ----              ----
Auto Lending Division of SPB                                 $ 71,337          $152,988
Alternative Residential Mortgage Division of SPB               17,288             1,584
Consumer Lending Division of SPB                               28,040            36,654
Credito Imperial Argentina                                     22,376             7,801
Other exited loan portfolios                                  259,351           419,247

  During the three months ended March 31, 1999, the Company sold 909,000 shares of Impac Mortgage Holdings, Inc. ("IMH") stock resulting in a gain of $479,000. At March 31, 1999, the Company owned 978,300 shares of IMH common stock representing approximately 4.3% of IMH's outstanding shares.

  In 1998, the Company announced its plan to exit the Auto Lending business conducted SPB. As a result of increased auto loan delinquencies and charge-offs in the three months ended March 31, 1999, the Company wrote-down the carrying value of SPB's held for sale auto loan portfolio by $3.1 million.

  Total expenses at our Exited Businesses were $3.7 million for the three months ended March 31, 1999 as compared to $4.3 million for the same period last year. The decrease in total expenses of $600,000 was primarily due to decreased personnel, professional services, and general and administrative expenses at SPB's Auto and Consumer Credit divisions.

  In May 1999, we completed the exit from our Argentine residential mortgage loan production business. We completed the sale of our remaining loan portfolio for approximately $22.8 million, an amount that approximated our book value. Additionally, we recorded an after-tax charge of approximately $240,000 to write off the balance of our investment in Credito Imperial Argentina ("CIA").

RECENT DEVELOPMENT
  On May 13, 1999 we announced our offer to the board of directors of Imperial Credit Commercial Mortgage Investment Corp. ("ICMI") (Nasdaq: ICMI) an all cash acquisition of ICMI that would value ICMI at $11.00 per share. ICMI is a commercial mortgage real estate investment trust that has 28,500,000 shares outstanding and total assets of approximately $757 million. We sponsored and took ICMI public in October 1997. We currently own 10.8% of ICMI's outstanding common stock and 100% of the company that manages ICMI's assets.

FUNDING
     Our liquidity requirements are met primarily by SPB deposits and to a much lesser extent warehouse lines and loan securitizations or sales. Business operations conducted through the divisions of SPB are primarily financed through FDIC insured deposits, Federal Home Loan Bank borrowings, and capital contributions.

Southern Pacific Bank Deposits
     SPB is an FDIC insured industrial bank which is regulated by the California Department of Financial Institutions and the FDIC. See "--Regulatory Matters" for a more detailed description of regulations governing SPB.

     At March 31, 1999 and December 31, 1998, SPB had total deposits of approximately $1.6 billion and $1.7 billion, respectively. SPB solicits both individual and institutional depositors for new accounts through print advertisements and computerized referral networks. SPB currently maintains two deposit gathering facilities in Southern California. At these facilities, tellers provide banking services to customers such as accepting deposits and making withdrawals. Generally, SPB's certificates of deposit are offered for terms of one to 12 months.

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

     As an additional source of funds, SPB was approved in 1991 to become a member of the Federal Home Loan Bank. Currently, SPB is approved for borrowings from the Federal Home Loan Bank pursuant to a secured line of credit that is automatically adjusted subject to applicable regulations and available pledged collateral. At March 31, 1999, $10.0 million was outstanding bearing an average interest rate of 5.83%

Repurchase and Warehouse Facilities
     We use repurchase facilities and warehouse lines of credit in order to fund certain loan and lease originations and purchases. As of March 31, 1999, we had the following warehouse lines and notes payable:

                                           Interest                                      Index
                                           --------                                      -----
                                             Rate      Commitment    Outstanding    (basis points)        Expiration Date
                                             ----      ----------    -----------    --------------        ---------------
                                                                        (Dollars in thousands)
Greenwich Capital Financial (AMN)......      6.29%      $100,000       $ 4,413      Libor plus 135        April 30, 1999(1)
European American Bank (IBC)...........      7.01%        10,000         6,956      Libor plus 220        July 31, 1999(2)
Other notes payable (ICII).............      8.00%          ----         1,220        Fixed rate               None
                                                        --------       -------
  Total................................                 $110,000       $12,589
                                                        ========       =======

(1) On April 30, 1999, AMN's warehouse line at Greenwich Capital Financial was paid off and not renewed.
(2) On May 7, 1999, IBC's warehouse line from the European American Bank was replaced with a $11.0 million warehouse line from SPB.

Securitization Transactions and Loan Sales
     During the three months ended March 31, 1999, we sold $93.2 million of commercial and multifamily loans, $23.4 million of single family loans, $18.5 million of loan participations, $11.0 million of auto loans, and securitized $32.1 million of equipment leases, generating gains (losses) of $1.9 million, $125,000, ($135,000), $0 and $1.0 million, respectively. During the three months ended March 31, 1998, we sold $96.6 million of income property loans and securitized $35.5 million of equipment leases generating gains of $3.8 million and $1.6 million, respectively. Gain on sale of loans and leases decreased to $3.0 million or 7.2% of net revenue during the first three months ended March 31, 1999 as compared to $5.6 million or 11.7% of net revenue for the same period last year.

ASSET QUALITY

Non-accrual Loans and Leases and Allowance for Loan and Lease Losses
  At March 31, 1999, non-accrual loans increased to $43.4 million as compared to $39.5 million at December 31, 1998. Excluding AMN's discontinued operations, non-accrual loans were $39.2 million and $35.0 million at March 31, 1999 and December 31, 1998 or 3.16% and 2.58% of gross loans held for investment, respectively. Additionally, excluding net charge-offs of $809,000 and $4.8 million of related loans at AMN for the three months ended March 31, 1999 and 1998, net charge-offs were $2.5 million and $1.9 million, respectively. The increase in net charge-offs was primarily attributed to an increase of net charge-offs in the our multifamily and commercial mortgage loans, partially offset by a decrease in charge-offs from our single family and consumer loan portfolios at SPB.

  We periodically review the allowance for loan and lease losses in connection with the overall loan and lease portfolio. Based on our charge-off experience and relatively stable balance of non-accrual loans, we believe the current balance of the allowance for loan and lease losses is sufficient in relation to the amount of risk in the loan and lease portfolio.

Activity in our allowance for loan and lease losses was as follows:

                                                                                         For the Three Months Ended March 31,
                                                                                         ------------------------------------
                                                                                              1999                   1998
                                                                                              ----                   ----
                                                                                                     (In thousands)
   Beginning balance as of December 31, 1998 and 1997...........................             $25,738                $38,047
   Provision for loan and lease losses..........................................               2,200                  3,000
   Provision for loan losses-AMN................................................                  --                    850
                                                                                             -------                -------
                                                                                              27,938                 41,897
                                                                                             -------                -------
   Loans charged off:
   Single family residential....................................................                (556)                (1,136)
   Multifamily mortgage.........................................................                (317)                    --
   Commercial mortgage..........................................................              (1,310)                    (3)
   Leases.......................................................................                (454)                  (443)
   AMN related loans............................................................                (809)                (4,831)
   Consumer loans...............................................................                (220)                (1,177)
                                                                                             -------                -------
   Total........................................................................              (3,666)                (7,590)
                                                                                             -------                -------

   Recoveries on loans previously charged off:
   Single family residential....................................................                  --                     88
   Multifamily mortgage.........................................................                  --                    142
   Commercial mortgage..........................................................                 151                     --
   Leases.......................................................................                 126                    477
   Consumer.....................................................................                  48                    106
                                                                                             -------                -------
   Total........................................................................                 325                    813
                                                                                             -------                -------
   Net charge-offs..............................................................              (3,341)                (6,777)
                                                                                             -------                -------
   Balance including AMN as of March 31, 1999 and 1998..........................             $24,597                $35,120
                                                                                             =======                =======

   Loan loss allowance to non accrual loans.....................................               56.71%                 65.11%

  Excluding the discontinued operations of AMN, the balance of the allowance for loan and lease losses at March 31, 1999 and December 31, 1998 was $24.5 million and $24.9 million, respectively.

Non-performing Assets ("NPA")
  Our NPA's consist of non-accruing loans, OREO and repossessed property. Total NPA's were $55.9 million as of March 31, 1999 as compared to $54.1 million at December 31, 1998. Total NPA's as a percentage of loans, OREO and repossessed assets were 4.42% at March 31, 1999, as compared to 3.94% at December 31, 1998. The increase in NPA's as a percentage of loans, OREO and repossessed assets was mainly attributable to increases in non-accrual loans at CBC and PrinCap, in addition to a lower outstanding loan balance. CBC's and PrinCap's non-performing assets were $6.6 million and $9.3 million at March 31, 1999 as compared to $1.1 million and $4.1 million at December 31, 1998. Non-performing loans at CBC consist of one credit which is collateralized by accounts receivable and inventory assets. PrinCap's non-performing loans are collateralized by recently originated mortgage loans on single family residences.
  The following table sets forth the amount of non-performing assets attributable to our core lending activities and our

Exited Businesses.

                                               March 31, 1999                       December 31, 1998
                                               --------------                       -----------------
                                      Core Lending           Exited         Core Lending           Exited
                                       Activities          Businesses        Activities          Businesses
                                       ----------          ----------        ----------          ----------
                                                              (Dollars in thousands)
Non-accrual loans:
------------------
 IPL...........................        $    1,291           $     --         $      866           $     --
 PrinCap.......................             9,283                 --              4,141                 --
 CBC...........................             6,633                 --              1,117                 --
 IBC...........................                76                 --                669                 --
 One to four family............                --             17,007                 --             18,576
 Consumer loans................                --                444                 --                253
 Auto loans....................                --              5,845                 --              5,476
 Other commercial..............                --              2,792                 --              8,431
                                       ----------           --------         ----------           --------
Total non-accrual loans........            17,283             26,088              6,793             32,736
                                       ----------           --------         ----------           --------
OREO:
-----
 IPL...........................               964                 --                853                 --
 One to four family............                --              5,819                 --              7,180
 Other commercial..............                --                540                 --                651
                                       ----------           --------         ----------           --------
Total OREO.....................               964              6,359                853              7,831
                                       ----------           --------         ----------           --------
Repossessed property:
---------------------
 IBC...........................               786                 --                702                 --
 Auto Lending..................                --              4,459                 --              5,169
                                       ----------           --------         ----------           --------
Total repossessed property.....               786              4,459                702              5,169
                                       ----------           --------         ----------           --------
Total NPAs.....................        $   19,033           $ 36,906         $    8,348           $ 45,736
                                       ==========           ========         ==========           ========
Total loans, OREO and
 repossessed property..........        $1,168,920           $398,392         $1,200,065           $506,086

Total NPA's as a percentage of
  loans, OREO and repossessed
  property.....................              1.63%              9.26%              0.70%              9.04%

Excludes non-accrual loans held for sale which we carried at the lower of cost or market.

  There were no loans over 90 days past due accruing interest at March 31, 1999 or December 31, 1998. On an ongoing basis, we monitor the loan portfolio and evaluate the adequacy of the allowance for loan and lease losses. In determining the adequacy of the allowance for loan and lease losses, we consider such factors as historical loan loss experience, underlying collateral values, evaluations made by bank regulatory authorities, assessment of economic conditions and other appropriate data to identify the risks in the loan portfolio.

  Loans deemed by us to be uncollectable are charged to the allowance for loan and lease losses. Recoveries on loans previously charged off are credited to the allowance. Provisions for loan and lease losses are charged to expense and credited to the allowance in amounts deemed appropriate by us based upon its evaluation of the known and inherent risks in the loan portfolio. Future additions to the allowance for loan and lease losses may be necessary.

  Loans held for investment consisted of the following at March 31, 1999 and December 31, 1998:

                                                                              March 31, 1999          December 31, 1998
                                                                              --------------          -----------------
                                                                                           (In thousands)
     Loans secured by real estate:
     One-to-four family..........................................               $  108,481                $  125,616
     Multi-family................................................                   56,524                    56,229
     Commercial..................................................                   15,186                    25,677
                                                                                ----------                ----------
                                                                                   180,191                   207,522

     Leases......................................................                    2,305                     1,048
     Consumer and auto loans.....................................                   17,440                    26,511
     Franchise loans.............................................                   26,834                    50,520
     Asset based loans...........................................                  610,948                   633,299
     Loan participations.........................................                  228,366                   222,106
     Mortgage warehouse lines....................................                  139,568                   181,001
     Commercial..................................................                   34,469                    34,509
                                                                                ----------                ----------
       Total.....................................................                1,240,121                 1,356,516

     Loans in process............................................                  (10,580)                   (5,636)
     Unamortized premium.........................................                    2,134                     3,109
     Deferred loan fees..........................................                   (8,793)                   (9,014)
                                                                                ----------                ----------
       Total net loans...........................................                1,222,882                 1,344,975
     Allowance for loan and lease losses.........................                  (24,549)                  (24,880)
                                                                                ----------                ----------
       Total.....................................................               $1,198,333                $1,320,095
                                                                                ==========                ==========

     Allowance for loan and lease losses
      to net loans and leases....................................                     2.01%                     1.85%

  Our loans held for investment are primarily comprised of asset based loans to middle market companies mainly in California, participations in commercial loan syndications, first and second lien mortgages secured by income producing and residential real property in California, leases secured by equipment, and loans to experienced franchisees of nationally recognized restaurant concepts. Outstanding asset based loans decreased at March 31, 1999 as compared to December 31, 1998 due to our decision in the fourth quarter of 1998 to temporarily curtail loan production at CBC in order to insure that SPB would meet well-capitalized regulatory requirements. The effects of the temporary loan production curtailment carried over into the first quarter of 1999 as a significant number of loans in CBC's production pipeline did not fund as anticipated. Since December 31, 1998, the temporary loan production curtailments have been lifted. As such, we expect CBC's outstanding loans to increase over the course of 1999. Outstanding mortgage warehouse lines decreased at March 31, 1999 as compared to December 31, 1998 primarily due to seasonality in residential loan funding. We expect the outstanding balance of mortgage warehouse lines to increase over the spring and summer months of 1999.

PREPARATION FOR THE YEAR 2000
  Since we filed our annual report on Form 10-K for the year ended December 31, 1998 with the United States Securities and Exchange Commission, we have continued to implement our Year 2000 preparedness project as outlined in our Annual Report on Form 10-K for the year ended December 31, 1998. Additionally, there have been no significant changes to our estimated cost of implementing our plan.

REGULATORY MATTERS

SPB's Capital Ratios
  The following table presents SPB's actual capital ratios and the corresponding minimum and well capitalized capital ratio requirements under the (i) FDIC Risk-based Capital and Tier 1 Capital regulations and (ii) the FDIC Leverage ratio regulation as of March 31, 1999.

                                                                           Minimum
                                                       Minimum        Well Capitalized
                                     Actual          Requirement         Requirement
                                    -------          -----------         -----------
                                Amount    Ratio    Amount    Ratio     Amount    Ratio
                                ------    -----    ------    -----     ------    -----
                                                (Dollars in thousands)
Risk-based Capital..........  $219,076   11.40%  $153,652    8.00%   $192,064   10.00%
Risk-based Tier 1 Capital...   164,105    8.54     76,826    4.00     115,238    6.00
FDIC Leverage Ratio.........   164,105    8.49     77,301    4.00      96,627    5.00

MOU Compliance Update
  We responded to the FDIC's criticisms in their May 1998 information systems MOU, by retaining an internationally-recognized independent accounting firm to conduct a general ledger account reconciliation project in order to identify, trace and resolve all outstanding unreconciled general ledger items on SPB's books and records. Work on this reconciliation project was substantially completed by December 31, 1998. In consultation with the independent accounting firm, SPB has developed and implemented new policies and procedures which are designed to improve the efficiency and timeliness of general ledger reconciliation tasks and related financial accounting matters. SPB continues to reconcile all general ledger accounts on a timely basis.

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

  In the first quarter of 1999, SPB received an interim satisfactory rating from the FDIC related to SPB's Y2K preparedness and contingency planning.

Equity Interest  in Franchise Mortgage Acceptance Company ("FMC")
  On March 11, 1999, FMC and Bay View Capital Corporation ("Bay View") announced that they have executed a definitive merger agreement providing for the merger of FMC with Bay View. This agreement would also include the Company selling to Bay View its 38.3% ownership in FMC. In accordance with the terms of the definitive agreement, Bay View will acquire all of the common stock of FMC for consideration valued at approximately $309.0 million. Each share of FMC common stock will be entitled to receive, at the election of the holder, either $10.25 in cash, or .5125 shares of Bay View's common stock. FMC shareholder elections are subject to the aggregate number of shares of FMC common stock to be exchanged for Bay View's common stock being equal to 60% of the number of shares of FMC common stock outstanding immediately prior to closing the transaction and no FMC shareholder owning more than 9.9% of Bay View's common stock, on a pro forma basis. The transaction is expected to close during the third quarter of 1999, subject to approval by both Bay View's and FMC's shareholders and subject to necessary regulatory approvals. As of March 31, 1999, the Company's book value in FMC was $5.28 per common share. Based on the Company's book value of FMC's stock at March 31, 1999, the estimated pre-tax gain on sale of the Company's 38.3% common stock ownership in FMC to Bay View would be approximately $54.8 million.

LIQUIDITY AND CAPITAL RESOURCES
  We have an ongoing need for capital to finance our lending activities. This need is expected to increase as the volume of our loan and lease originations and acquisitions increases. Our primary cash requirements include the funding of
(i) loan and lease originations and acquisitions, (ii) points and expenses paid in connection with the acquisition of wholesale loans, (iii) ongoing administrative and other operating expenses (iv) the costs of our warehouse credit and repurchase facilities with certain financial institutions, (v) overcollateralization or reserve account requirements in connection with loans and leases pooled and sold and (vi) fees and expenses incurred in connection with our securitization programs. We have financed our lending activities through deposits or borrowings at SPB, warehouse lines of credit and repurchase facilities with financial institutions, equity and debt offerings in the capital markets and securitizations. We believe that such sources will be sufficient to fund our liquidity requirements for the foreseeable future. There can be no assurance that we will have access to the capital markets in the future or that financing will be available to satisfy our operating and debt service requirements or to fund our future growth. SPB obtains the liquidity necessary to fund its investing activities through deposits and, if necessary through borrowings under lines of credit and from the FHLB.

  At March 31, 1999 and 1998, SPB had maximum FHLB borrowings available equal to $33.1 million and $34.2 million, respectively. These borrowings must be fully collateralized by qualifying mortgage loans and may be in the form of overnight funds or term borrowings at SPB's option. The highest balance of FHLB advances outstanding during the quarter ended March 31, 1999 was $20.0 million, with an average outstanding balance of $16.5 million. The outstanding balance of FHLB advances was $10.0 million at March 31, 1999. The FHLB advances are secured by certain real estate loans with a carrying value of $48.4 million and $51.9 million at March 31, 1999 and December 31, 1998, respectively. As of March 31, 1999, SPB's deposit portfolio which consists primarily of certificate accounts decreased approximately $129 million to $1.6 billion from $1.7 billion at December 31, 1998. SPB has the capability to acquire new deposits through its local marketing strategies as well as domestic money markets. Additionally, SPB maintains liquidity in the form of cash and interest-bearing deposits with financial institutions. SPB tracks on a daily basis all new loan applications by office and, based on historical closing statistics, estimates expected fundings. Cash management systems at SPB allow SPB to anticipate both funding and sales and adjust deposit levels and short-term investments against the demands of SPB's lending activities.

  We generate liquidity at our holding company from a variety of sources, including interest income from loans and investments, income tax payments received from our subsidiaries, dividends from subsidiary earnings, dividends from common stock holdings in publicly traded companies, and sales of non-core assets.

  Our holding company's primary cash requirements include income tax payments and interest payments on outstanding debt obligations. We also use available cash to make loans to our operating companies and investments in subsidiaries and asset management vehicles.

Item 3. Qualitative and Quantitative Disclosures about Market Risk
        ----------------------------------------------------------
  There have been no material changes to the quantitative and qualitative disclosures about market risk included in our annual report on form 10-K for the year ended December 31, 1998.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
  Our company and one of our directors are defendants in Judy L. Resnick v. Imperial Credit Industries, Inc., et al originally filed on January 14, 1998, in Los Angeles Superior Court, which was ordered removed to arbitration. The complaint alleges conspiracies by the defendants to defraud, interfere with advantageous business relationships, defame, and breach the implied covenant of good faith and fair dealing arising out of Imperial Capital Group's acquisition of substantially all of the assets of Dabney/Resnick/Imperial.

  On March 27, 1998, the Los Angeles Superior Court ordered this case to binding arbitration before the National Association of Securities Dealers, Inc. ("NASD"). In June 1998, Resnick filed a Statement of Claim with the NASD, alleging causes of action for fraud, interference with advantageous business and contractual relationships, breach of the covenant of good faith and fair dealing, defamation and breach of fiduciary duty, all of which relate to Resnick's employment and compensation. Resnick is seeking damages in excess of $6.0 million. In July 1998, our company and the other defendants filed an answer and counterclaim seeking recovery from Resnick. Binding arbitration commenced in April 1999 and has been continued to the third quarter of 1999.

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

  On January 29, 1999, plaintiffs, after dismissing each of the above complaints, filed a consolidated complaint, In re Southern Pacific Funding Corporation Securities Litigation, Case No. CV98-1239-MA, in the U.S. District Court for the District of Oregon. The consolidated class action complaint alleges, on behalf of all plaintiffs that had previously filed actions against the defendants, that the defendants deceived the investing public regarding the business, financial condition and performance of Southern Pacific Funding Corporation, artificially inflated and maintained the market price of that company's notes and common stock and caused plaintiffs and members of the class to purchase the securities at artificially inflated prices. Plaintiffs allege that, to further the unlawful scheme, defendants issued or caused to be issued a series of false and misleading public statements which operated as a fraud and deceit upon the market for the securities. Defendants moved to dismiss the complaint. In April 1999, the Court issued an order granting defendants' motion in part and denying it in part. On May 4, 1999, plaintiffs filed a second consolidated complaint in response to the Court's order.

  Between November and December 1998, four alleged class action complaints were filed in the U.S. District Court for the Central District of California alleging a common course of conduct by defendants Imperial Credit Industries, Inc., and its officers H. Wayne Snavely, Kevin E. Villani and Paul B. Lasiter in violation of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and related Rule 10b-5 during the class period of January 29, 1998 to September 14, 1998. The actions allege that defendants made false and misleading statements and omitted to reveal the truth concerning the value of Imperial Credit Industries, Inc.'s investment in Southern Pacific Funding Corporation, resulting in an artificial inflation of Imperial Credit Industries, Inc.'s stock price. These alleged class actions are: Mortensen v. Snavely, et al, Case No. 98-8842DT; Prentice Securities v. ICII, et al, Case No. 98-C-1092; Steward v. Snavely, et al, Case No. 98-9856SWL; and Rosenstein, et al v. Snavely, et al, Case No. 98-9978WJR. Motions to consolidate all of these alleged class action lawsuits in the U.S. District Court for the Central District of California along with a motion to appoint lead counsel were granted on February 22, 1999.

  We are a defendant in Steadfast Insurance Company v. Auto Marketing Network, Inc. and Imperial Credit Industries, Inc., filed on August 12, 1997 in the Northern District of Illinois, Case No. 97-C-5696. The plaintiff is seeking damages in the amount of $27 million allegedly resulting from the fraudulent inducement to enter into, and the subsequent breach of a Motor Vehicle Collateral Enhancement insurance policy. In May 1998, we filed a counterclaim against the plaintiff for $54 million in damages based on the allegation that the underlying claim was filed in bad faith. In January 1999, the court entered a preliminary injunction which enjoins us from transferring assets of Auto Marketing Network, Inc., in amounts that would cause the total assets of Auto Marketing Network to be less than $20 million in value. The injunction has been appealed and the parties are presently engaged in pretrial discovery.

  We continue to vigorously defend all of the above lawsuits.

Item 2.  Changes in Securities
         ---------------------
         None
Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None
Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None
Item 5.  Other Information
         -----------------
         None
Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         27.1  Financial data schedule for March 31, 1999
         27.2  Financial data schedule for March 31, 1998

                                    Item 6
                       Imperial Credit Industries, Inc.
         Statement Regarding Computation Of Earnings (Loss) Per Share
                   (In thousands, except per share amounts)

                                                                               Three Months              Three Months
                                                                                   Ended                     Ended
                                                                              March 31, 1999            March 31, 1998
                                                                              --------------            --------------
Income from continuing operations                                                    $ 6,762                   $14,600
Loss from discontinued operations of AMN, net of income taxes                             --                    (1,700)
                                                                                     -------                   -------
Net income                                                                           $ 6,762                   $12,900
                                                                                     =======                   =======
Weighted-average common shares outstanding used to compute basic
income per share                                                                      36,817                    38,745

Assumed common shares issued on exercise of stock options                              1,163                     2,037
                                                                                     -------                   -------
Number of common shares used to compute diluted income
per share                                                                             37,980                    40,782
                                                                                     =======                   =======

Basic earnings per share:
-------------------------
Income from continuing operations                                                    $  0.18                   $  0.38
Loss from discontinued operations of AMN, net of income taxes                             --                     (0.05)
                                                                                     -------                   -------
Net income per common share                                                          $  0.18                   $  0.33
                                                                                     =======                   =======

Diluted earnings per share:
---------------------------
Income from continuing operations                                                    $  0.18                   $  0.36
Loss from discontinued operations of AMN, net of income taxes                             --                     (0.04)
                                                                                     -------                   -------
Net income per common share                                                          $  0.18                   $  0.32
                                                                                     =======                   =======

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Imperial Credit Industries, Inc.

Date:  May 14, 1999             By:   /s/ Brad S. Plantiko
                                   ---------------------------------------------
                                      Brad S. Plantiko
                                      Executive Vice President -Chief Financial
                                      Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit Number
--------------
27.1             Financial data schedule for March 31, 1999
27.2             Financial data schedule for March 31, 1998