Form 10-Q
period 1999-06-30
IMPERIAL CREDIT INDUSTRIES INC
filed 1999-08-16
CIK 883811

=============================================================================



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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

                                   Yes  X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

                 Class               Shares Outstanding at July 31, 1999
                 -----               -----------------------------------
         Common Stock, no par value               33,142,832


 ===========================================================================

                       IMPERIAL CREDIT INDUSTRIES, INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS



                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

Item 1.    Financial Statements                                                                     Page
           --------------------                                                                     ----
               Consolidated Balance Sheets - June 30, 1999 and December 31, 1998..................     2
               Consolidated Statements of Operations - Three and six months
                  ended June 30, 1999 and 1998....................................................     3
               Consolidated Statements of Cash Flows - Six months ended June 30, 1999 and 1998....     4
               Consolidated Statement of Changes in Shareholders' Equity
               -- Six months ended June 30, 1999..................................................     5
               Notes to Consolidated Financial Statements.........................................     6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..    17
           -------------------------------------------------------------------------------------

Item 3.    Qualitative and Quantitative Disclosures about Market Risk.............................    32
           ----------------------------------------------------------

                         PART II -- OTHER INFORMATION
                         ----------------------------

Item 1.        Legal Proceedings.................................................................. 33-34
Item 2.        Changes in Securities..............................................................    34
Item 3.        Defaults Upon Senior Securities....................................................    34
Item 4.        Submission of Matters to a Vote of Security Holders................................    35
Item 5.        Other Information..................................................................    35
Item 6.        Exhibit -- Statement Regarding Computation of Earnings Per Share...................    36
               Signatures.........................................................................    37

Forward Looking Statements

  Certain statements contained herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as "may," "will," "intend," "should," "expect," "anticipate," "estimate" or "continue" or the negatives thereof or other comparable terminology. The Company's actual results could differ materially from those anticipated in such forward-looking statements due to a variety of factors. These factors include but are not limited to, the demand for our products; competitive factors in the businesses in which we compete; adverse changes in the securities markets; inflation and changes in the interest rate environment that reduce margins or the fair value of financial instruments; changes in national, regional or local business conditions or economic environments; government fiscal and monetary policies, legislative or regulatory changes that affect our business; factors inherent to the valuation and pricing of commercial loans, other factors generally understood to affect the value of commercial loans; and the other risks detailed in the Company's 8-K as filed with the Securities and Exchange Commission (the "SEC"); periodic reports on Forms 10-Q, 8-K and 10-K and any amendments with respect thereto filed with the SEC; and other filings made by the Company with the SEC.

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

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                       IMPERIAL CREDIT INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (unaudited)

                                                                                       June 30,          December 31,
                                                                                       --------          ------------
                                                                                         1999                1998
                                                                                       --------          ------------
                                       ASSETS
Cash...........................................................................       $   57,550          $  297,772
Interest bearing deposits......................................................           54,682               1,415
Investment in Federal Home Loan Bank stock.....................................            6,774               4,657
Securities held for trading, at market.........................................           72,206             162,356
Securities available for sale, at market.......................................           75,804              68,410
Loans and leases held for sale.................................................          272,028             319,061
Loans held for investment, net.................................................        1,234,238           1,320,095
Servicing rights...............................................................              400               4,329
Retained interest in loan and lease securitizations............................           25,667              27,011
Accrued interest receivable....................................................            8,700              10,114
Premises and equipment, net....................................................           10,987              11,664
Other real estate owned and other repossessed assets, net......................            6,774              14,024
Goodwill.......................................................................           35,945              37,498
Equity interest in Franchise Mortgage Acceptance Company.......................           56,182              56,334
Other assets...................................................................           41,875              35,631
Net assets of discontinued operations..........................................           44,805              46,812
                                                                                      ----------          ----------
   Total assets................................................................       $2,004,617          $2,417,183
                                                                                      ==========          ==========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits.......................................................................       $1,406,570          $1,711,328
Borrowings from Federal Home Loan Bank.........................................           30,000              20,000
Other borrowings...............................................................            1,220             102,270
Remarketed Par Securities......................................................           70,000              70,000
Senior Notes...................................................................          219,883             219,858
Accrued interest payable.......................................................           21,027              25,421
Accrued income taxes payable...................................................            4,343               3,840
Minority interest in consolidated subsidiaries.................................            3,081               3,217
Other liabilities..............................................................           30,437              27,728
                                                                                      ----------          ----------
   Total liabilities...........................................................        1,786,561           2,183,662
                                                                                      ----------          ----------

   Series B 11.5% Manditorily Redeemable Cumulative Preferred Stock, no par
   value ($25 liquidation preference per share).  Authorized 1,200,000 shares;
   1,200,000 and none issued and outstanding at June 30, 1999 and
   December 31, 1998, respectively.............................................           30,000                  --



Shareholders' equity:
Preferred stock, 6,800,000 shares authorized; none issued or outstanding.......               --                  --
Common stock, no par value. Authorized 80,000,000 shares; 33,142,832 and 36,785,898 shares issued and outstanding at June 30, 1999 and
   December 31, 1998, respectively.............................................           97,453             129,609
Retained earnings..............................................................           82,126             101,265
Shares held in deferred executive compensation plan............................            6,639               3,833
Accumulated other comprehensive income (loss)-
 unrealized gain (loss) on securities available for sale, net..................            1,838              (1,186)
                                                                                      ----------          ----------
   Total shareholders' equity..................................................          188,056             233,521
                                                                                      ----------          ----------
   Total liabilities and shareholders' equity..................................       $2,004,617          $2,417,183
                                                                                      ==========          ==========

          See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (unaudited)

                                                                                      Three Months                Six Months
                                                                                      Ended June 30,            Ended June 30,
                                                                                 ---------------------       ----------------------
                                                                                   1999         1998           1999          1998
                                                                                 --------      -------       --------      --------
Revenue:
  Interest on loans and leases...............................................    $ 42,128      $52,431       $ 89,705      $ 97,416
  Interest on investments....................................................       6,018        4,561         13,063        10,438
  Interest on other finance activities.......................................         603        1,567          2,545         3,662
                                                                                 --------      -------       --------      --------
     Total interest income...................................................      48,749       58,559        105,313       111,516
  Interest on deposits.......................................................      19,974       19,911         42,608        38,198
  Interest on other borrowings...............................................         837        2,023          1,947         3,394
  Interest on long term debt.................................................       7,570        7,555         15,139        15,109
                                                                                 --------      -------       --------      --------
     Total interest expense..................................................      28,381       29,489         59,694        56,701
                                                                                 --------      -------       --------      --------
     Net interest income.....................................................      20,368       29,070         45,619        54,815
  Provision for loan and lease losses........................................      22,255        4,300         24,455         7,300
                                                                                 --------      -------       --------      --------
  Net interest (expense) income after provision for loan and lease losses....      (1,887)      24,770         21,164        47,515
                                                                                 --------      -------       --------      --------
  Gain on sale of loans and leases...........................................         801        3,273          3,761         8,845
  Loan servicing income......................................................       1,481        2,949          3,439         5,785
  Gain on sale of securities.................................................         786            6          1,265             6
  Equity in net income of Southern Pacific Funding Corporation...............          --        6,764             --        12,739
  Equity in net (loss) income of Franchise Mortgage Acceptance Company             (2,013)       3,817            (53)        6,586
  Investment banking and brokerage fees......................................       5,606        6,433         11,910        10,968
  Asset management fees......................................................       3,000        1,576          6,009         2,780
  Mark to market on securities and loans held for sale.......................     (21,881)       1,439        (25,255)        1,535
  Other income...............................................................         782          777          5,297         2,534
                                                                                 --------      -------       --------      --------
     Total other income......................................................     (11,438)      27,034          6,373        51,778
                                                                                 --------      -------       --------      --------
  Total net revenue..........................................................     (13,325)      51,804         27,537        99,293
                                                                                 --------      -------       --------      --------
Expenses:
  Personnel expense..........................................................      11,578       11,070         24,675        23,135
  Commission expense.........................................................       2,623        2,511          5,589         4,678
  Amortization of servicing rights...........................................       1,307          360          4,038           701
  Occupancy expense..........................................................       1,388        1,330          2,699         2,704
  Net expense (income) of other real estate owned............................         760          288            898           (71)
  Professional services......................................................       3,599        2,321          5,927         4,627
  Telephone and other communications.........................................         948          665          1,932         1,158
  Amortization of Goodwill...................................................         753          654          1,552         1,317
  General and administrative expense.........................................       6,950        6,560         13,383        11,447
                                                                                 --------      -------       --------      --------
     Total expenses..........................................................      29,906       25,759         60,693        49,696
                                                                                 --------      -------       --------      --------
  (Loss) income from continuing operations before income taxes and
    minority interest........................................................     (43,231)      26,045        (33,156)       49,597
  Income taxes...............................................................     (17,177)       9,500        (13,984)       18,361
  Minority interest in (loss) income of consolidated subsidiaries............        (153)         142            (33)          233
                                                                                 --------      -------       --------      --------
  (Loss) income from continuing operations...................................     (25,901)      16,403        (19,139)       31,003
  Operating loss from discontinued operations of AMN, net of income taxes of ($94,000) and ($1.2) million for the three and six months ended
    June 30, 1998............................................................          --         (141)            --        (1,841)
                                                                                 --------      -------       --------      --------
     Net (loss) income.......................................................    $(25,901)     $16,262       $(19,139)     $ 29,162
                                                                                 ========      =======       ========      ========
Other Comprehensive income:
    Other comprehensive income (loss), net...................................       1,883       (4,831)         3,024        (4,750)
                                                                                 --------      -------       --------      --------
    Comprehensive (loss) income..............................................    $(24,018)     $11,431       $(16,115)     $ 24,412
                                                                                 ========      =======       ========      ========
Basic income per share:
  (Loss) income from continuing operations...................................    $  (0.74)     $  0.42       $  (0.53)     $   0.80
  Operating loss from discontinued operations, net of income taxes...........          --           --             --         (0.05)
                                                                                 --------      -------       --------      --------
  Net (loss) income per common share.........................................    $  (0.74)     $  0.42       $  (0.53)     $   0.75
                                                                                 ========      =======       ========      ========
Diluted income per share:
  (Loss) income from continuing operations...................................    $  (0.74)     $  0.40       $  (0.53)     $   0.76
  Operating loss from discontinued operations, net of income taxes...........          --           --             --         (0.05)
                                                                                 --------      -------       --------      --------
  Net (loss) income per common share.........................................    $  (0.74)     $  0.40       $  (0.53)     $   0.71
                                                                                 ========      =======       ========      ========

          See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                      Six Months Ended June 30,
                                                                                                     ---------------------------
                                                                                                         1999           1998
                                                                                                     ------------   ------------
                                                                                                           (In thousands)
Cash flows from operating activities:
  (Loss) income from continuing operations........................................................     $ (19,139)     $  31,003
  Adjustments to reconcile (loss) income from continuing operations to net cash (used in)
   provided by operating activities:
    Cash used in discontinued operations..........................................................        (8,460)       (13,650)
    Provision for loan and lease losses...........................................................        24,455          7,300
    Mark to market on securities and loans held for sale..........................................        25,255         (1,535)
    Depreciation..................................................................................         2,241          1,590
    Amortization of goodwill......................................................................         1,552          1,317
    Amortization of servicing rights..............................................................         4,038            701
    Accretion of discount.........................................................................        (2,545)        (3,662)
    Gain on sale of loans and leases..............................................................        (3,761)        (8,845)
    Gains on sale of equity securities............................................................        (1,265)            --
    Equity in net earnings of SPFC................................................................            --        (12,739)
    Equity in net earnings of FMC.................................................................            53         (6,586)
    Loss on sale of OREO..........................................................................           534          1,217
    Writedowns (recovery) on OREO.................................................................           275         (1,481)
    Originations of loans held for sale...........................................................      (212,700)      (341,300)
    Sales and collections on loans held for sale..................................................       238,694        338,978
    Purchase of trading securities................................................................        (5,044)       (20,503)
    Sale of trading securities....................................................................        95,299         79,751
    Net change in accrued interest receivable.....................................................         1,414         (3,100)
    Net change in retained interest in loan and lease securitizations.............................        (3,127)        (8,430)
    Other, net....................................................................................         6,571         13,752
                                                                                                       ---------      ---------
  Net cash provided by operating activities.......................................................       144,340         53,778
                                                                                                       ---------      ---------
  Cash flows from investing activities:
    Net (increase) decrease in interest bearing deposits..........................................       (53,267)        89,807
    Purchases of securities available for sale....................................................       (13,222)       (10,327)
    Sale of securities available for sale.........................................................         4,875             --
    Proceeds from sale of Impac Mortgage Holdings stock...........................................         7,686             --
    Proceeds from sale of ICCMIC stock............................................................         5,437             --
    Purchase of stock in Federal Home Loan Bank...................................................        (1,983)            --
    Redemption of stock in Federal Home Loan Bank.................................................            --          1,000
    Decrease (increase) in loans held for investment..............................................        58,263       (331,285)
    Proceeds from sale of other real estate owned.................................................         5,767          4,109
    Purchases of premises and equipment...........................................................        (2,824)        (2,189)
                                                                                                       ---------      ---------
  Net cash provided by (used in) investing activities.............................................        10,732       (248,885)
                                                                                                       ---------      ---------
  Cash flows from financing activities:
    Net (decrease) increase in deposits...........................................................      (304,758)       358,783
    Advances from Federal Home Loan Bank..........................................................        30,000         44,500
    Repayments of advances from Federal Home Loan Bank............................................       (20,000)       (69,500)
    Net change in other borrowings................................................................      (101,050)       (25,588)
    Proceeds from issuance of cumulative mandatorily redeemable preferred stock...................        30,000             --
    Repurchase and retirement of common stock.....................................................       (29,460)        (6,946)
    Net change in minority interest...............................................................          (136)          (246)
    Proceeds from exercise of stock options.......................................................           110            729
                                                                                                       ---------      ---------
  Net cash (used in) provided by financing activities.............................................      (395,294)       301,732
                                                                                                       ---------      ---------
  Net change in cash..............................................................................      (240,222)       106,625
  Cash at beginning of period.....................................................................       297,772         45,379
                                                                                                       ---------      ---------
  Cash at end of period...........................................................................     $  57,550      $ 152,004
                                                                                                       =========      =========

          See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT INDUSTRIES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)
                                  (unaudited)

                                                                                       Shares held      Unrealized
                                                                                       in deferred    gain (loss) on
                                              Number of                                 executive       securities         Total
                                                shares        Common      Retained    compensation      available      Shareholders'
                                             outstanding      stock       earnings        plan        for sale, net        equity
                                             ------------   ----------   ----------       ----        -------------     ------------
Balance, December 31, 1998................        36,786     $129,609     $101,265          $3,833         $(1,186)       $233,521
Exercise of stock options.................            39          110           --              --              --             110
Repurchase and retirement of stock........        (3,682)     (29,460)          --              --              --         (29,460)
Purchase of stock held in deferred
 executive compensation plan..............            --       (2,806)          --           2,806              --              --
Decrease in unrealized loss on
 securities available for sale, net.......            --           --           --              --           3,024           3,024
Net loss for the six months ended
 June 30, 1999............................            --           --      (19,139)             --              --         (19,139)
                                                  ------     --------     --------          ------         -------        --------
Balance, June 30, 1999....................        33,143     $ 97,453     $ 82,126          $6,639         $ 1,838        $188,056
                                                  ======     ========     ========          ======         =======        ========

          See accompanying notes to consolidated financial statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Organization
     Imperial Credit Industries, Inc., was incorporated in 1991 in the State of California. The consolidated financial statements include Imperial Credit Industries, Inc. ("ICII"), and its wholly or majority owned consolidated subsidiaries (collectively, the "Company"). The wholly-owned subsidiaries include but are not limited to Southern Pacific Bank ("SPB"), Imperial Business Credit Inc. ("IBC"), Imperial Credit Commercial Asset Management Corporation ("ICCAMC"), Statewide Documentation Services, Inc. ("SDI") and Imperial Credit Asset Management, Inc. ("ICAM"). Imperial Capital Group, LLC ("ICG") is a majority owned consolidated subsidiary which is approximately 60% owned by the Company and approximately 40% owned by ICG's management. The Company's significant equity interest in a publicly traded company is Franchise Mortgage Acceptance Company ("FMC") (Nasdaq Symbol: FMAX). FMC was a former consolidated subsidiary of the Company. All material inter-company balances and transactions with consolidated subsidiaries have been eliminated.

2.   Basis of Presentation
     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 1998.

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

3.   Net (Loss) Income Per Share Information
     The following table reconciles the number of shares used in the computations of basic and diluted (loss) income per share for the three and six months ended June 30, 1999 and 1998:

                                                                                For the                  For the Six Month
                                                                        Quarter ended June 30,         period ended June 30,
                                                                          1999           1998           1999           1998
                                                                      ------------   ------------   ------------   ------------
  Weighted-average common shares outstanding during the
    year used to compute basic (loss) income per share.............     35,004,334     38,752,018     35,905,949     38,747,417
  Assumed common shares issued on exercise of stock
    Options........................................................             --      2,060,373             --      2,052,063
                                                                        ----------     ----------     ----------     ----------
  Number of common shares used to compute diluted (loss)
    income per share...............................................     35,004,334     40,812,391     35,905,949     40,799,480
                                                                        ==========     ==========     ==========     ==========

4.   Comprehensive Income
     Our comprehensive income is comprised of net income plus the change in the unrealized gain (loss) on securities available for sale, net for all periods reported. Comprehensive (loss) income for the three and six months ended June 30, 1999 totaled $(24.0) million and $(16.1) million, as compared to income of $11.4 million and $24.4 million for the same periods last year, respectively. Accumulated other comprehensive income, consisting of the net unrealized gain on securities available for sale at June 30, 1999 was $1.8 million as compared to an unrealized loss of $2.8 million at June 30, 1998, respectively.

5.   Discontinued Operations
     During the three months ended September 30, 1998, management decided to cease operations at Auto Marketing Network, Inc. ("AMN"). Accordingly, a disposal plan was formulated, whereby the daily operations of AMN were terminated over a two month period.

The net assets of AMN's discontinued operations were as follows: (In thousands)

                                     At  June 30,       At  December 31,
                                     ------------       ----------------
                                         1999                 1998
                                         ----                 ----
Loans held for sale, net               $ 9,483              $15,161
Securities held for sale                 8,044                7,844
Retained interest in loan
 securitizations                        13,165               11,280
Income taxes receivable                 11,641               10,725
Other assets                             2,472                1,802
                                       -------              -------
  Total AMN net assets                 $44,805              $46,812
                                       =======              =======

     During the second quarter ended June 30, 1999, AMN paid off its warehouse line of credit with Greenwich Capital Financial. AMN's $9.2 million warehouse line of credit is classified as other borrowings in the consolidated financial statements at December 31, 1998.

     Total non-performing AMN loans were $4.0 million as of June 30, 1999 as compared to $4.6 million at December 31, 1998. AMN discontinued originating loans during the third quarter of 1998. AMN originated $5.5 million and $8.1 million in sub-prime auto loans during the three and six months ended June 30, 1998.

6.   Loan and Lease Commitments
     At June 30, 1999, our consolidated lending commitments were as follows: (In thousands)

                                           Commitment          Funded           Unfunded
Type of Lending Commitment                   Amount            Amount          Commitment
--------------------------                   ------            ------          ----------
Loan and line commitments                  $2,497,823        $1,243,197        $1,254,626
Standby letters of credit                      13,919                --            13,919
Commercial letters of credit                      442                --               442
                                           ----------        ----------        ----------
                                           $2,512,184        $1,243,197        $1,268,987
                                           ==========        ==========        ==========

7.   Loans Held for Sale
     Loans held for sale consisted of the following at June 30, 1999 and December 31, 1998:

                                                                                 At June 30,       At December 31,
                                                                                 -----------       ---------------
                                                                                     1999                1998
                                                                                     ----                ----
                                                                                        (In thousands)
     Loans secured by real estate:
        One-to-four family.................................................        $ 20,487           $ 71,189
        Multi-family and commercial........................................         194,450            143,763
                                                                                   --------           --------
                                                                                    214,937            214,952

     Automobile loans......................................................          28,806             64,337
     Installment loans.....................................................          17,973             29,384
     Leases................................................................          10,312             10,388
                                                                                   --------           --------
                                                                                   $272,028           $319,061
                                                                                   ========           ========

8.   Business Segments

     Business segment financial information is reported on the basis that is used internally by management in making decisions related to resource allocation and segment performance. The company's reportable segments are operated and managed as strategic business units and are organized based on products and services. Business units operated at different locations are aggregated for reporting purposes when their products and services are similar. The Company's operations are divided into ten business segments as follows:

     1.   Loan Participation and Investment Group
     2.   Coast Business Credit
     3.   PrinCap Mortgage Warehouse
     4.   Income Property Lending Division
     5.   Imperial Capital Group, LLC
     6.   Imperial Business Credit
     7.   De-emphasized/Discontinued/Exited Businesses
     8.   Equity Investments
     9.   Asset Management Activities
    10.   Other Core Operations

     The following is a summary of our results of operations by business line for the three and six months ended June 30, 1999 as compared to June 30, 1998.

                                             At or for the three months ended June 30,
                                             -----------------------------------------
                                                          (In thousands)
                                                          --------------

                                                                   Net
                                                             (Expense) Revenue
                                                                From Other
                                   External Net Revenue       Operating Units        Net (Loss) Income         Total Assets
                                   --------------------    ---------------------   --------------------       --------------
Business Line                         1999       1998         1999         1998        1999        1998        1999         1998
-------------                         ----       ----         ----         ----        ----       ----        ----          ----
Coast Business Credit            $    (130)  $  12,644     $    --     $    --    $  (3,148)  $   5,060  $    663,984   $   597,708
PrinCap Mortgage Warehouse            (392)      2,541          --          --         (571)      1,194       153,756       183,930
Income Property Lending              2,229       2,731          --          --            1         (72)      199,465        89,451
Imperial Business Credit             3,446       3,680        (322)       (437)         244         305        46,051        50,564
Loan Participation and
Investment Group                       889       3,571          --          --          317       1,928       249,319       293,686
Imperial Capital Group, LLC          5,507       5,040          --          --         (275)        346         6,843        10,739
Asset Management Activities          2,774       1,596         (70)        (68)         360         554         4,381         2,066
Other Core Operations               (3,420)     (1,711)       (190)      1,155       (3,974)     (2,211)      526,073       667,513
Equity Interests                    (1,188)     10,651          --          --         (748)      6,745        59,494        59,685
De-emphasized/Discontinued/
Exited Businesses                  (23,254)     10,061         582        (650)     (18,276)      2,101       422,071       788,791
Eliminations                           214       1,000          --          --          169         453      (326,820)     (329,507)
                                   -------      ------        ----       -----      -------      ------     ---------     ---------
Net (loss) income from
 continuing operations           $ (13,325)  $  51,804     $    --     $    --    $ (25,901)  $ 16,403   $ 2,004,617    $ 2,414,626
                                   =======      ======        ====       =====      =======     ======     =========      =========

                                                         At or for the Six months ended June 30,
                                                         ---------------------------------------
                                                                      (In thousands)
                                                                      --------------

                                                                  Net
                                                           (Expense) Revenue
                                                              From Other
                                   External Net Revenue      Operating Units        Net (Loss) Income          Total Assets
                                   ---------------------    -----------------       -----------------           -----------
Business Line                       1999        1998         1999         1998          1999         1998        1999         1998
-------------                       ----        ----         ----         ----          ----         ----        ----         ----
Coast Business Credit          $    11,130   $  21,417    $     --    $      --   $      551    $   7,784  $   663,984  S   597,708
PrinCap Mortgage Warehouse           1,045       4,346          --           --          (61)       1,946      153,756      183,930
Income Property Lending              6,571       8,704          --           --        1,072        1,938      199,465       89,451
Imperial Business Credit             4,402       7,930        (570)        (863)        (904)         825       46,051       50,564
Loan Participation and
Investment Group                     3,901       4,741          --           --        1,853        2,324      249,319      293,686
Imperial Capital Group, LLC         11,596       9,843          --           --         (140)         447        6,843       10,739
Asset Management Activities          5,599       3,072        (125)         (34)         252        1,018        4,381        2,066
Other Core Operations               (4,286)     (2,158)        619        1,399       (5,354)      (3,765)     526,073      667,513
Equity Interests                     1,163      19,522          --           --          570       12,261       59,494       59,685
De-emphasized/Discontinued/
Exited Businesses                  (13,369)     20,876          76         (502)     (16,892)       5,776      422,071      788,791
Eliminations                          (215)      1,000          --           --          (86)         449     (326,820)    (329,507)
                                   -------      ------        ----        -----       -------       ------    ---------    ---------
Net income (loss) from
continuing operations          $   27,537    $  99,293    $     --    $      --    $ (19,139)    $ 31,003  $ 2,004,617  $ 2,414,626
                                  =======       ======        ====        =====      =======       ======    =========    =========

     We have outstanding inter-company subordinated debt to SPB of $35.0 million and ICG of $6.1 million. All inter-company receivables and payables including corresponding interest income and expense are eliminated in consolidation. Additionally, our investments in subsidiaries and inter-company management fees are included in eliminations.

     The net income (loss) for each business line includes inter-company allocations for administrative expenses including human resources, legal, accounting, and insurance.

9.   Share Repurchase Program and Deferred Executive Compensation Plan
     On May 14, 1999, we entered into an agreement with our former parent Imperial Bank, a subsidiary of Imperial Bancorp (NYSE:IMP). On May 17, 1999, we repurchased 10% or 3,682,536 shares of our outstanding common stock for $8.00 per share or $29.5 million. The repurchase from Imperial Bank was financed through the private issuance of $30.0 million Series B 11.50% Mandatorily Redeemable Cumulative Preferred Stock to a group of independent investors. As of July 31, 1999, we had repurchased and retired 4,253,414 shares of common stock under our second share repurchase program at an average price of $7.83 per share. The authorized share repurchase under the second repurchase program is 4,334,276 shares. Since beginning share repurchases in December of 1997, we have repurchased under both the first and second share repurchase programs a total of 6,193,220 shares of common stock at an average price of $8.70 per share.

     Our open market repurchases effected pursuant to our stock repurchase programs were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934.

     On July 1, 1998 we established a deferred executive compensation plan. During the three months ended June 30, 1999, our management and directors invested $602,000 with the plan's trustee who acquired 72,248 shares of common stock at an average price of $8.24 per share. From the plan's inception through July 31, 1999, our management and directors invested $6.9 million with the plan's trustee who acquired 756,551 shares of common stock at an average price of $9.05 per share. All shares acquired by the plan's trustee are acquired for the benefit of the Company's participating management and directors.

10.  Issuance of Preferred Stock
     On June 30, 1999, we issued $30.0 million of Series B 11.5% Mandatorily Redeemable Cumulative Preferred Stock, no par value ($25 liquidation preference per share). The board authorized and issued 1,200,000 shares to a group of independent investors. Since the preferred stock is mandatorily redeemable, it has the characteristics of debt, whereby, accrual of dividend payments by ICII will be accounted for as interest expense, in accordance with Generally Accepted Accounting Principles. The stated coupon rate of the Series B Preferred Stock escalates quarterly according to the following schedule: 14.5% for the first quarter of 2000, 17.5% for the second quarter of 2000 and thereafter. The stated coupon rate may also increase by an additional 3.0% above the rates previously listed if we repurchase any of our 9.875%

Senior Notes. The Series B Preferred Stock also carries a 3% redemption premium. The proceeds from the Series B Preferred Stock issue were used to repurchase 3,682,536 shares of our common stock from Imperial Bank for $8.00 per share or $29.5 million.

11.  Recent Development
     On July 23, 1999, we announced the signing of a definitive merger agreement by which a wholly owned subsidiary of ours would acquire all of the outstanding shares of ICCMIC (consisting of the 25,930,000 shares not already owned by us and certain of our affiliates and subsidiaries) for a cash purchase price of $11.50 per share. The merger agreement contemplates that ICCMIC will solicit and explore alternative transactions which would provide its stockholders with a more favorable alternative to the ICII merger during the 60 days following the appointment of an appraisal firm to be engaged to appraise the value of our management agreement with ICCMIC. During this 60-day period, ICCMIC may terminate our merger agreement in favor of a superior proposal. In the event of such a termination, ICCMIC will be obligated to reimburse us for certain of our expenses incurred in connection with the proposed merger, not to exceed $2 million. The merger agreement is also subject to ICCMIC shareholder approval. ICCMIC is a commercial mortgage real estate investment trust that has 28,500,000 outstanding common shares and total assets of approximately $702 million. We sponsored and took ICCMIC public in October 1997. We currently own 2,570,000 shares of ICCMIC, or 9.0% of ICCMIC's outstanding common stock, and 100% of ICCAMC, the company that manages ICCMIC's operations and assets.

12.  Consolidating Financial Information
     The following represents condensed consolidating financial information as of June 30, 1999 and December 31, 1998, and for the six months ended June 30, 1999 and 1998, with respect to the financial position, results of operations and cash flows of our company and our wholly-owned and majority-owned subsidiaries. On January 17, 1997, we sold $200 million of 9.875% Senior Notes due 2007. As of June 30, 1999, the 9.875% Senior Notes are guaranteed by five of the Company's wholly-owned subsidiaries, IBC, ICAI, ICCAMC, Imperial Credit Worldwide
("ICW") and AMN (the "Guarantor Subsidiaries"). As of June 30, 1999, the non-guarantor subsidiaries are SPB, ICG and Imperial Credit Capital Trust I ("ICCTI"). Each of the guarantees is full and unconditional and joint and several. The summarized consolidated financial information is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors as we have determined that such information is not material to investors. None of the subsidiary guarantors is restricted from making distributions to our company.

                     CONSOLIDATING CONDENSED BALANCE SHEET

                                 JUNE 30, 1999

                                                                                             Non-
                                                                           Guarantor       Guarantor
                                                               ICII      Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                             --------    ------------    ------------    ------------   ------------
                                                                                          (In thousands)
                          ASSETS
                          ------
Cash...................................................      $ 31,078      $   (845)      $   28,747       $  (1,430)    $   57,550
Interest bearing deposits..............................        11,754            --           42,928              --         54,682
Investment in Federal Home Loan Bank stock.............            --            --            6,774              --          6,774
Trading and available for sale securities..............        88,730        12,653           57,627         (11,000)       148,010
Loans and leases held for sale.........................         1,854        10,311          259,863              --        272,028
Loans and leases held for investment, net..............        53,763         1,920        1,213,555         (35,000)     1,234,238
Equity interest in FMC.................................        56,182            --               --              --         56,182
Servicing rights.......................................            --           400               --              --            400
Retained interest in loan and lease securitizations....            --        25,667               --              --         25,667
Investment in subsidiaries.............................       263,799            --               --        (263,799)            --
Goodwill...............................................            --        16,232           19,713              --         35,945
Net assets of discontinued operations..................        50,810        (6,005)              --              --         44,805
Other assets...........................................       (10,195)       54,913           25,543          (1,925)        68,336
                                                             --------      --------       ----------       ---------     ----------
  Total assets.........................................      $547,775      $115,246       $1,654,750       $(313,154)    $2,004,617
                                                             ========      ========       ==========       =========     ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Deposits...............................................      $     --      $     --       $1,408,000       $  (1,430)    $1,406,570
Borrowings from FHLB...................................            --            --           30,000              --         30,000
Other borrowings.......................................         1,220         8,032           36,925         (44,957)         1,220
Remarketed Par Securities..............................        72,165        (2,165)              --              --         70,000
Senior notes...........................................       219,883            --               --              --        219,883
Minority interest in consolidated subsidiaries.........          (628)        2,300               90           1,319          3,081
Other liabilities......................................        37,079        11,954           (1,385)          8,159         55,807
                                                             --------      --------       ----------       ---------     ----------
  Total liabilities....................................       329,719        20,121        1,473,630         (36,909)     1,786,561
                                                             --------      --------       ----------       ---------     ----------

Series B 11.5% Mandatorily Redeemable Cumulative
Preferred Stock........................................        30,000            --               --              --         30,000


Shareholders' equity:
Preferred stock........................................            --        13,000               --         (13,000)            --
Common stock...........................................        97,453       118,729          114,134        (232,863)        97,453
Retained earnings......................................        82,126       (43,261)          67,161         (23,900)        82,126
Shares held in executive deferred compensation plan....         6,639         6,639               --          (6,639)         6,639
Accumulated other comprehensive income (loss)..........         1,838            18             (175)            157          1,838
                                                             --------      --------       ----------       ---------     ----------
  Total shareholders' equity...........................       188,056        95,125          181,120        (276,245)       188,056
                                                             --------      --------       ----------       ---------     ----------
  Total liabilities and shareholders' equity...........      $547,775      $115,246       $1,654,750       $(313,154)    $2,004,617
                                                             ========      ========       ==========       =========     ==========

                     CONSOLIDATING CONDENSED BALANCE SHEET

                               DECEMBER 31, 1998

                                                                                             Non-
                                                                           Guarantor       Guarantor
                                                               ICII      Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                             --------    ------------    ------------    ------------   ------------
                                                                                          (In thousands)
                          ASSETS
                          ------
Cash....................................................     $  3,224       $    725      $  296,259      $  (2,436)     $  297,772
Interest bearing deposits...............................        2,281            423          (1,289)            --           1,415
Investment in Federal Home Loan Bank stock..............           --             --           4,657             --           4,657
Trading and available for sale securities...............      118,622          8,421         113,723        (10,000)        230,766
Loans and leases held for sale..........................        1,698         33,160         284,203             --         319,061
Loans and leases held for investment, net...............       45,029          7,467       1,302,599        (35,000)      1,320,095
Equity interest in FMC..................................       56,334             --              --             --          56,334
Servicing rights........................................           --            365           3,964             --           4,329
Retained interest in loan and lease securitizations.....           --         27,011              --             --          27,011
Investment in subsidiaries..............................      276,863             --              --       (276,863)             --
Goodwill................................................           --         16,959          20,539             --          37,498
Net assets of discontinued operations...................       43,624          3,188              --             --          46,812
Other assets............................................       32,248         12,200          28,910         (1,925)         71,433
                                                             --------       --------      ----------      ---------      ----------
  Total assets..........................................     $579,923       $109,919      $2,053,565      $(326,224)     $2,417,183
                                                             ========       ========      ==========      =========      ==========

                    LIABILITIES AND
                  SHAREHOLDERS' EQUITY
                  --------------------
Deposits................................................     $     --       $     --      $1,713,765      $  (2,437)     $1,711,328
Borrowings from FHLB....................................           --             --          20,000             --          20,000
Other borrowings........................................       20,481         15,097         103,617        (36,925)        102,270
Remarketed Par Securities...............................       72,165         (2,165)             --             --          70,000
Senior notes............................................      219,858             --              --             --         219,858
Minority interest in consolidated subsidiaries..........         (628)         2,109             133          1,603           3,217
Other liabilities.......................................       34,526          7,253          15,210             --          56,989
                                                             --------       --------      ----------      ---------      ----------
  Total liabilities.....................................      346,402         22,294       1,852,725        (37,759)      2,183,662
                                                             --------       --------      ----------      ---------      ----------
Shareholders' equity:
Preferred stock.........................................           --         12,000              --        (12,000)             --
Common stock............................................      129,609        135,279         114,258       (249,537)        129,609
Retained earnings.......................................      101,265        (63,487)         86,582        (23,095)        101,265
Shares held in deferred executive compensation plan.....        3,833          3,833              --         (3,833)          3,833
Accumulated other comprehensive loss....................       (1,186)            --              --             --          (1,186)
                                                             --------       --------      ----------      ---------      ----------
  Total shareholders' equity............................      233,521         87,625         200,840       (288,465)        233,521
                                                             --------       --------      ----------      ---------      ----------
  Total liabilities and shareholders' equity............     $579,923       $109,919      $2,053,565      $(326,224)     $2,417,183
                                                             ========       ========      ==========      =========      ==========


                    CONSOLIDATING CONDENSED INCOME STATEMENT

                         SIX MONTHS ENDED JUNE 30, 1999


                                                                                            Non-
                                                                         Guarantor        Guarantor
                                                              ICII     Subsidiaries     Subsidiaries    Eliminations    Consolidated
                                                            --------   ------------     ------------    ------------    ------------
                                                                                        (In thousands)
Revenue:
Interest income........................................    $  9,469       $ 5,978        $ 92,010         $(2,144)       $105,313
Interest expense.......................................      15,282           907          45,649          (2,144)         59,694
                                                           --------       -------        --------         -------        --------
Net interest income....................................      (5,813)        5,071          46,361              --          45,619
Provision for loan and lease losses....................         250           375          23,830              --          24,455
                                                           --------       -------        --------         -------        --------
  Net interest (expense) income after provision for
    Loan and lease losses..............................      (6,063)        4,696          22,531              --          21,164
                                                           --------       -------        --------         -------        --------
Gain on sale of loans and leases.......................          19         2,094           1,648              --           3,761
Loan servicing (expense) income........................         (57)        1,868           1,628              --           3,439
Investment banking and brokerage fees..................          --            --          11,910              --          11,910
Asset management fees..................................          --         6,009              --              --           6,009
Gain (loss) on sale of securities......................       1,343           137              --            (215)          1,265
Mark to market on securities and loans held for sale...          87        (1,942)        (23,400)             --         (25,255)
Equity in net loss of FMC..............................         (53)           --              --              --             (53)
Dividends received from subsidiaries...................       2,007            --              --          (2,007)             --
Other income...........................................       1,230           969           3,098              --           5,297
                                                           --------       -------        --------         -------        --------
  Total other income...................................       4,576         9,135          (5,116)         (2,222)          6,373
                                                           --------       -------        --------         -------        --------
     Total net revenue.................................      (1,487)       13,831          17,415          (2,222)         27,537
                                                           --------       -------        --------         -------        --------
Expenses:
Personnel and commission expense.......................         645         7,582          22,037              --          30,264
Amortization of servicing rights.......................          --            74           3,964              --           4,038
Occupancy expense......................................         303           451           1,945              --           2,699
Net (income) expense of other real estate owned........         (27)          653             272              --             898
Professional services..................................       2,024         1,259           2,644              --           5,927
Telephone and other communications.....................          61           333           1,538              --           1,932
Amortization of goodwill...............................          --           727             825              --           1,552
General and administrative expense.....................       1,307         1,743          10,333              --          13,383
                                                           --------       -------        --------         -------        --------
  Total expenses.......................................       4,313        12,822          43,558              --          60,693
                                                           --------       -------        --------         -------        --------
(Loss) income before income taxes, minority interest,
 and equity in undistributed income of subsidiaries....      (5,800)        1,009         (26,143)         (2,222)        (33,156)
Income taxes...........................................      (3,929)          332         (10,300)            (87)        (13,984)
Minority interest in income (loss) of
 Consolidated subsidiaries.............................          81            50             (18)           (146)            (33)
                                                           --------       -------        --------         -------        --------
(Loss) income before equity in undistributed
 income of subsidiaries................................      (1,952)          627         (15,825)         (1,989)        (19,139)
Equity in undistributed (loss) income of consolidated
 Subsidiaries..........................................     (17,187)           --              --          17,187              --
                                                           --------       -------        --------         -------        --------
  Net (loss) income....................................    $(19,139)      $   627        $(15,825)        $15,198        $(19,139)
                                                           ========       =======        ========         =======        ========

                    CONSOLIDATING CONDENSED INCOME STATEMENT

                         SIX MONTHS ENDED JUNE 30, 1998

                                                                                            Non-
                                                                          Guarantor       Guarantor
                                                               ICII     Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                                              ------    ------------    ------------   ------------    -------------
                                                                                          (In thousands)
Revenue:
Interest income...........................................    $14,879      $ 6,501         $92,365       $ (2,229)       $111,516
Interest expense..........................................     14,882          271          43,777         (2,229)         56,701
                                                              -------      -------         -------       --------        --------
Net interest (expense) income.............................         (3)       6,230          48,588             --          54,815
Provision for loan and lease losses.......................         --          300           7,000             --           7,300
                                                              -------      -------         -------       --------        --------
  Net interest (expense) income after provision for
    loan and lease losses.................................         (3)       5,930          41,588             --          47,515
                                                              -------      -------         -------       --------        --------
Gain on sale of loans and leases..........................         46        3,072           5,727             --           8,845
Loan servicing (expense) income...........................       (279)       2,714           3,350             --           5,785
Investment banking fees...................................         --           --          10,968             --          10,968
Asset management fees.....................................         --        2,780              --             --           2,780
Equity in net income of SPFC..............................     12,739           --              --             --          12,739
Equity in net income of FMC...............................      6,586           --              --             --           6,586
Mark to market on securities and loans held for sale......       (580)          --           1,115          1,000           1,535
Gain on sale of securities................................          6           --              --             --               6
Other income..............................................        151          775           1,608             --           2,534
                                                              -------      -------         -------       --------        --------
  Total other income......................................     18,669        9,341          22,768          1,000          51,778
                                                              -------      -------         -------       --------        --------
     Total revenues.......................................     18,666       15,271          64,356          1,000          99,293
                                                              -------      -------         -------       --------        --------
Expenses:
Personnel and commission expense..........................      2,115        4,925          20,773             --          27,813
Amortization of servicing rights..........................         --           --             701             --             701
Occupancy expense.........................................        610          301           1,793             --           2,704
Net (income) expense of other real estate owned...........       (538)         790            (323)            --             (71)
Professional services.....................................      1,496          581           2,550             --           4,627
Telephone and other communications........................        156          247             755             --           1,158
Amortization of goodwill..................................         --          475             842             --           1,317
General, administrative and other expense.................      1,400        1,667           8,380             --          11,447
                                                              -------      -------         -------       --------        --------
  Total expenses..........................................      5,239        8,986          35,471             --          49,696
                                                              -------      -------         -------       --------        --------
Income from continuing operations before income taxes,
 minority interest, and equity in undistributed
    income of subsidiaries................................     13,427        6,285          28,885          1,000          49,597
Income taxes..............................................      3,364        2,697          11,878            422          18,361
Minority interest in (loss) income of
 consolidated subsidiaries................................         --         (106)             55            284             233
                                                              -------      -------         -------       --------        --------
Income from continuing operations before equity in
 undistributed income of subsidiaries.....................     10,063        3,694          16,952            294          31,003
Equity in undistributed income (loss) of subsidiaries.....     19,099           --              --        (19,099)             --
                                                              -------      -------         -------       --------        --------
Income (loss) from continuing operations..................     29,162        3,694          16,952        (18,805)         31,003
Loss from discontinued operations.........................         --       (1,841)             --             --          (1,841)
                                                              -------      -------         -------       --------        --------
  Net income..............................................    $29,162      $ 1,853         $16,952       $(18,805)       $ 29,162
                                                              =======      =======         =======       ========        ========

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                        SIX MONTHS ENDED JUNE 30, 1999


                                                                                           Non-
                                                                                           ----
                                                                         Guarantor       Guarantor
                                                                         ---------       ---------
                                                             ICII      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                           --------    ------------    ------------    ------------    -------------
                                                                                          (In thousands)
Net cash provided by (used in) operating
 Activities.............................................   $ 61,713      $(16,977)      $  94,929         $ 4,675       $ 144,340
                                                           --------      --------       ---------         -------       ---------

Cash flows from investing activities:
  Net change in interest bearing deposits...............     (9,473)          423         (44,700)            483         (53,267)
  Sales of securities available for sale................      4,875            --              --              --           4,875
  Purchase of securities available for sale.............     (1,000)           --         (13,222)          1,000         (13,222)
  Proceeds from sale of IMH stock.......................         --         7,686              --              --           7,686
  Proceeds from sale of ICCMIC stock....................         --         5,437              --              --           5,437
  Net change in loans held for investment...............     (9,679)        3,962          63,591             389          58,263
  Net change in investment in subsidiaries..............     (2,031)           --              --           2,031              --
  Other, net............................................       (484)        3,673          (1,866)           (363)            960
                                                           --------      --------       ---------         -------       ---------
Net cash (used in) provided by investing activities.....    (17,792)       21,181           3,803           3,540          10,732
                                                           --------      --------       ---------         -------       ---------

Cash flows from financing activities:
  Net (decrease) increase in deposits...................         --            --        (305,765)          1,007        (304,758)
  Repayments of advances from Federal Home
    Loan Bank...........................................         --            --          30,000              --          30,000
  Advances from the Federal Home Loan Bank..............         --            --         (20,000)             --         (20,000)
  Net change in other borrowings........................    (19,261)       (7,065)        (66,692)         (8,032)       (101,050)
  Proceeds from issuance of Preferred Stock                  30,000            --              --              --          30,000
  Repurchase and retirement of common stock.............    (29,460)           --              --              --         (29,460)
  Other, net............................................      2,654         1,291          (3,787)           (184)            (26)
                                                           --------      --------       ---------         -------       ---------
Net cash (used in) provided by financing activities.....    (16,067)       (5,774)       (366,244)         (7,209)       (395,294)
                                                           --------      --------       ---------         -------       ---------

  Net change in cash....................................     27,854        (1,570)       (267,512)          1,006        (240,222)
  Cash at beginning of period...........................      3,224           725         296,259          (2,436)        297,772
                                                           --------      --------       ---------         -------       ---------

  Cash at end of period.................................   $ 31,078      $   (845)      $  28,747         $(1,430)      $  57,550
                                                           ========      ========       =========         =======       =========

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                        SIX MONTHS ENDED JUNE 30, 1998

                                                                                           Non-
                                                                                           ----
                                                                         Guarantor       Guarantor
                                                                         ---------       ---------
                                                             ICII      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                           --------    ------------    ------------    ------------    -------------
                                                                                          (In thousands)
Net cash (used in) provided by operating
 Activities.............................................   $ (8,541)     $(27,375)      $  99,993        $(10,299)      $  53,778
                                                           --------      --------       ---------        --------       ---------
Cash flows from investing activities:
  Net change in interest bearing deposits...............     21,509           566          67,700              32          89,807
  Purchase of securities available for sale.............    (10,327)           --              --              --         (10,327)
  Proceeds from sale of OREO............................        855         2,550             704              --           4,109
  Net change in loans held for investment...............      6,434        14,058        (348,207)         (3,570)       (331,285)
  Net change in investment in Subsidiaries..............    (12,127)           --              --          12,127              --
  Other, net............................................     (1,219)         (123)           (147)            300          (1,189)
                                                           --------      --------       ---------        --------       ---------
Net cash  provided by (used in) investing activities....      5,125        17,051        (279,950)          8,889        (248,885)
                                                           --------      --------       ---------        --------       ---------
Cash flows from financing activities:
  Net increase in deposits..............................         --            --         327,520          31,263         358,783
  Advances from Federal Home Loan Bank..................         --            --          44,500              --          44,500
  Repayments of advances from Federal Home
    Loan Bank...........................................         --            --         (69,500)             --         (69,500)
  Net change in other borrowings........................         --        12,577         (18,603)        (19,562)        (25,588)
  Repurchase and retirement of common stock.............     (6,946)           --              --              --          (6,946)
  Other, net............................................        729          (106)             56            (196)            483
                                                           --------      --------       ---------        --------       ---------
Net cash (used in) provided by financing activities.....     (6,217)       12,471         283,973          11,505         301,732
                                                           --------      --------       ---------        --------       ---------
  Net change in cash....................................     (9,633)        2,147         104,016          10,095         106,625
  Cash at beginning of period...........................     13,229         1,450          43,318         (12,618)         45,379
                                                           --------      --------       ---------        --------       ---------
  Cash at end of period.................................   $  3,596      $  3,597       $ 147,334        $ (2,523)      $ 152,004
                                                           ========      ========       =========        ========       =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
General

Organization
     Imperial Credit Industries, Inc, was incorporated in 1986 in the State of California, and had consolidated assets of $2.0 billion as of June 30, 1999. We are a diversified commercial lending, financial services and investment holding company. Our headquarters are located in Torrance, California. Our principal business activities are primarily conducted through our wholly and majority owned subsidiaries including Southern Pacific Bank ("SPB"), Imperial Business Credit Inc. ("IBC"), Imperial Credit Commercial Asset Management Corporation ("ICCAMC"), Statewide Documentation Inc. ("SDI") and Imperial Credit Asset Management, Inc. ("ICAM"). Imperial Capital Group, LLC ("ICG") is a majority owned consolidated subsidiary of which we own approximately 60%, and ICG's management owns approximately 40%. Our significant equity interest in a publicly traded company is Franchise Mortgage Acceptance Company ("FMC") (Nasdaq Symbol:
FMAX). FMC was a former consolidated subsidiary of ours. Our core businesses originate loans and leases funded primarily by FDIC insured deposits. Our business strategy currently emphasizes:

[_] holding the majority of the loans and leases that we originate for investment, except for certain multifamily and commercial real estate loans originated by SPB and leases originated by IBC for sale,
[_] investing in and managing businesses in high margin niche segments of the financial services industry,
[_] maintaining conservative, disciplined underwriting and credit risk management,
[_]  originating loans and leases on a wholesale basis, where possible,
[_]  managing and advising investment funds,
[_] providing investment banking and broker/dealer services to middle market companies and private individuals, and
[_] maintaining business and financial flexibility to take advantage of changing market conditions with respect to specific financial services businesses.

     We diversified our business lines to include investment products and asset management services in order to reduce our sole dependency on residential and commercial mortgage lending. We now operate as a diversified commercial lending, financial services and investment holding company providing financial services products in the following sectors: business lending, asset management services and investment banking and brokerage services.

Results of Operations
     We reported a net loss for the quarter ended June 30, 1999 of $25.9 million or $0.74 diluted net loss per share as compared to net income of $16.3 million or $0.40 diluted net income per share for the same period last year. The net loss for the six months ended June 30, 1999 was $19.1 million or $0.53 diluted net loss per share as compared to net income of $29.2 million or $0.71 diluted net income per share for the same period last year.

     The losses for the three and six months ended June 30, 1999 primarily relate to the acceleration of our exit from non-core businesses and increased provisions for loan losses. The three months ended June 30, 1999 were negatively impacted by the following:

 .    Net after tax mark-to-market charges on SPB's sub-prime auto loan portfolio of $13.0 million or $0.37 per diluted share. We have committed to sell
     $29.3 million of our remaining $39.5 million of sub-prime auto loans. After the sale, scheduled to close in August 1999, the remaining balance of our sub-prime auto loan portfolio will be approximately $10.2 million.

 .    A net after tax increase in the provision for loan losses of $10.8 million or $0.31 per diluted share as compared to the same period of the prior year. The increase primarily resulted from an increase in non-accrual loans and charge-offs from SPB's Loan Participation and Investment Group ("LPIG"), and Coast Business Credit ("CBC") divisions. As a result of the increased loan loss provision, we have increased our allowance for loan losses from $24.9 million or 1.85% of loans held for investment at December 31, 1999 to $31.3 million or 2.48% of loans held for investment at June 30, 1999.

 .    Net after tax losses of $3.1 million or $0.09 per diluted share relating to our exit from the multifamily and commercial real estate loan servicing for others operations at SPB. Going forward, we expect to save $2.5 million annually from the exit of this business.

 .    In conjunction with the proposed merger with Imperial Credit Commercial
     Mortgage Investment Corp. ("ICCMIC") Nasdaq Symbol: ICMI, and in accordance with certain representations and warranties on previously sold loans to ICCMIC, we repurchased performing multifamily and commercial real estate loans aggregating $41.9 million from ICCMIC. The net after tax loss from these repurchases was $893,000 or $0.03 per diluted share from the repurchase of multifamily and commercial real estate loans from ICCMIC.

     Additionally, the net loss for the quarter ended June 30, 1999 includes our equity pick up of FMC's net losses of $2.0 million as compared to net income of $3.8 million for the quarter ended June 30, 1998.

     Net income for the three and six months ended June 30, 1999 did not include any operating loss from the discontinued operations of Auto Marketing Network, Inc, ("AMN"). Net income for the same periods last year included operating losses of $141,000 or $0.00 diluted net loss per share and $1.8 million or $0.05 diluted net loss per share, respectively.

     Our total expenses increased by $4.1 million to $29.9 million for the three months ended June 30, 1999 as compared to $25.8 million for the same period last year. Our total expenses for the six months ended June 30, 1999 were $60.7 million as compared to $49.7 million for the same period last year. Our personnel and commission expenses increased primarily at ICG. Our amortization of servicing rights increased due to our decision to exit the multifamily and commercial real estate loan servicing operations of SPB. Our professional services increased primarily due to increased legal fees and costs in connection with the ICCMIC acquisition and the pending class action lawsuits filed against our company, management, and directors in 1998.

CORE BUSINESSES
     The following table reflects average loans and leases outstanding and the average yields earned on our core business units for the three and six months ended June 30, 1999 and 1998:

                                  For the three month period ended June 30,
                                  -----------------------------------------
                                           (Dollars in thousands)
                                           ----------------------
                                  Average Loans and
                                       Leases
                                    Outstanding              Average Yield
                                    -----------              -------------

      Business Line                1999         1998        1999       1998
      -------------                ----         ----        ----       ----
Coast Business Credit            $620,933     $541,786     13.36%     13.77%
PrinCap Mortgage Warehouse        138,166      157,892      7.98      10.51
Income Property Lending           202,970      122,881      8.80       8.63
Imperial Business Credit            8,850       11,906     11.40      17.30
Loan Participation and
 Investment Group                 239,612      273,676      7.79       8.53

                                   For the six month period ended June 30,
                                   ---------------------------------------
                                           (Dollars in thousands)
                                           ----------------------
                                   Average Loans and
                                         Leases
                                       Outstanding           Average Yield
                                       -----------           -------------
      Business Line                1999         1998        1999       1998
      -------------                ----         ----        ----       ----
Coast Business Credit            $616,441     $517,410     13.57%     13.10%
PrinCap Mortgage Warehouse        146,079      144,333      8.11      10.31
Income Property Lending           189,674      107,571      8.75       9.21
Imperial Business Credit            8,635       13,058     11.00      15.91
Loan Participation and
 Investment Group                 234,562      245,906      7.82       8.36

     Our largest subsidiary is SPB, a $1.6 billion industrial loan company, which operates four of our core businesses, CBC, an asset based lender; the Income Property Lending Division ("IPL"), a multifamily and commercial loan originator; and LPIG, an investor in syndicated bank loan participations. SPB also owns a mortgage lending subsidiary, PrinCap, which provides warehouse loans to third party residential mortgage loan originators. Each of these businesses is primarily funded by the FDIC insured deposits of SPB.

Coast Business Credit ("CBC")
     CBC's net revenues were ($130,000) for the three months ended June 30, 1999 as compared to $12.6 million for the same period last year. CBC's net loss for the three months ended June 30, 1999 was $3.1 million as compared to net income of $5.1 million for the same period last year. Net revenues include a provision for loan losses of $14.7 million for the three months ended June 30, 1999 and a recovery of loans previously charged off of $508,000 for the three months ended June 30, 1998. Net revenues and net income decreased to $11.1 million and $551,000 for the six months ended June 30, 1999 as compared to $21.4 million and $7.8 million for the same period last year. Net revenues include a provision for loan losses of $18.3 million for the six months ended June 30, 1999 and a recovery of loans previously charged off of $417,000 for the six months ended June 30, 1998. The decrease in CBC's net revenues and net income for the three and six months ended was primarily associated with the increase in provision for loan losses, partially offset by an increase in CBC's average outstanding loan balance and corresponding net interest income. CBC has been able to increase its average loans outstanding as a result of geographic expansion across the United States, and by offering its customers extended loan commitment periods. CBC increased its average loans outstanding for the three and six months ended June 30, 1999 to $620.9 million and $616.4 million as compared to $541.8 million and $517.4 million for the same periods last year, respectively.

     As a result of the increase in CBC's average loans outstanding, CBC's net interest income increased $2.1 million to $13.0 million during the three months ended June 30, 1999 from $10.9 million for the same period last year. Net interest income has increased to $25.9 million during the six months ended June 30, 1999 from $19.1 million for the same period last year. The yield on CBC's loans for the three months ended June 30, 1999 decreased primarily as a result of an increase in non-accrual loans partially offset by increased fees earned on loan prepayments.

     CBC also earned other income in the form of loan administration and audit fees charged to its customers. CBC earned other income totaling $1.6 million and $3.6 million during the three and six months ended June 30, 1999 as compared $1.2 million and $1.9 million for the same periods last year, respectively.

     CBC's total expenses increased to $5.1 million for the three months ended June 30, 1999 from $4.7 million for the same period of last year. CBC's personnel expense increased by $538,000 to $3.3 million from $2.8 million for the same period last year, and all other expenses for the three months ended June 30, 1999 decreased by $86,000 to $1.8 million from $1.9 million for the same period last year. CBC's total expenses increased to $10.2 million for the six months ended June 30, 1999 from $9.0 million for the same period of last year. Personnel expense increased by $953,000 to $6.4 million for the six months ended June 30, 1999 as compared to $5.5 million for the same period last year, all other expenses increased by $200,000 to $3.7 million from $3.5 million for the same period last year, respectively. These increases were primarily the result of CBC's continued geographic expansion into several major metropolitan areas of the United States over the course of 1998 and 1999.

     At June 30, 1999, CBC's non-accrual loans were $17.5 million as compared $6.6 million at March 31, 1999, $1.1 million at December 31, 1998, and none for at June 30, 1998. At June 30, 1999, $3.1 million in CBC's loans were 90 days delinquent and accruing interest. CBC incurred net charge-offs of non-accrual loans of $13.1 million during the six months ended June 30, 1999 and $0 during the six months ended June 30, 1998. Non-performing loans at CBC are collateralized by accounts receivable and inventory.

PrinCap Mortgage Warehouse, Inc. ("PrinCap")
     PrinCap's net revenues were ($392,000) for the three months ended June 30, 1999 as compared to $2.5 million for the three months ended June 30, 1998. PrinCap's net loss for the three months ended June 30, 1999 was $571,000 as compared to net income of $1.2 million for the same period last year. Net revenues include a provision for loan losses of $1.9 million for the three months ended June 30, 1999 and a provision for loan losses of $155,000 for the three months ended June 30, 1998. PrinCap's net revenues and net loss were $1.0 million and $61,000 for the six months ended June 30, 1999 as compared to net revenues and net income of $4.3 million and $1.9 million for the same period last year. Net revenues include a provision for loan losses of $2.0 million for the six months ended June 30, 1999 and a provision for loan losses of $88,000 for the six months ended June 30, 1998.

     Net interest income was $1.1 million and $2.1 million for the three and six months ended June 30, 1999 as compared to $2.0 million and $3.2 million for the same periods last year. Net interest income was negatively impacted by decreases in the prime rate during third and fourth quarters of 1998 that carried over into the first six months of 1999, a decrease in the average outstanding average balance of loans outstanding, and an increase in non-accrual loans. PrinCap earned other income consisting of loan fees charged to its customers of $493,000 and $969,000 for the three and six months ended June 30, 1999 as compared to $726,000 and $1.2 million for the same periods last year.

     PrinCap's total expenses were $557,000 and $655,000 for the three months ended June 30, 1999 and 1998; primarily composed of $239,000 and $215,000 in personnel expense, $114,000 in amortization of goodwill, and $86,000 and $198,000 in general and administrative expenses, respectively. Total expenses were $1.2 million for the six months ended June 30, 1999 and 1998; primarily composed of $524,000 and $528,000 in personnel expense, $227,000 in amortization of goodwill, and $170,000 and $262,000 in general and administrative expenses, respectively.

     At June 30, 1999, PrinCap had non-accrual loans of $9.1 million as compared to $9.3 million at March 31, 1999, $4.1 million at December 31, 1998, and $0 at June 30, 1998. PrinCap incurred net charge-offs of non-accrual loans of $700,000 during the six months ended June 30, 1999 and $0 during the six months ended June 30, 1998. PrinCap's non-performing loans are collateralized by mortgage loans on single family residences.

Income Property Lending ("IPL")
     IPL's net revenues and net income decreased to $2.2 million and $1,000 for the three months ended June 30, 1999 as compared to net revenues and net loss of $2.7 million and $72,000 for the same period last year. The decrease in revenues for the three months ended June 30, 1999 as compared to the same period last year primarily resulted from a net loss on sale of loans, partially offset by increased interest income earned on higher average outstanding balances of income property loans. IPL incurred a net loss on sale of loans during the three months ended June 30, 1999 as a result of the repurchase of $41.9 million of performing multifamily and commercial real estate loans from ICCMIC and others. The repurchases resulted in a pre tax loss of $1.8 million during the three months ended June 30, 1999. Net revenues and net income decreased to $6.6 million and $1.1 million for the six months ended June 30, 1999 as compared to net revenues and net income of $8.7 million and $1.9 million for the same period last year. Net revenues include a recovery of the loan loss allowance of $12,000 for the six months ended June 30, 1999 and a recovery of the loan loss allowance of $456,000 for the six months ended June 30, 1998. The loss incurred from the loan repurchase described above constitutes the majority of the decline in net revenues and net income for the six months ended June 30, 1999 as compared to June 30, 1998.

     IPL originated $56.1 million of loans for the three months ended June 30, 1999 as compared to $106.9 million of loans for the same period last year. Excluding the loss from the repurchase of loans during the three months ended June 30, 1999, IPL sold $59.8 million of its loans generating a gain on sale of $1.3 million, or 2.1% of the principal balance of loans sold. IPL sold $93.4 million of its loans for the three months ended June 30, 1998, generating a gain on sale of $3.8 million, or 4.3% of the principal balance of loans sold. Gain on sale of loan revenues as a percentage IPL's loans sold decreased in the three months ended June 30, 1999 as compared to the same period last year due to decreased interest margins resulting from increased competition by other financial institutions.

     IPL originated $151.5 million of loans for the six months ended June 30, 1999 as compared to $171.6 million of loans for the same period last year. Excluding the loss from the repurchase of loans during the six months ended June 30, 1999, IPL sold $153.0 million of its loans generating a gain on sale of $3.1 million, or 2.0% of the principal balance of loans sold. IPL sold $189.2 million of its loans during the six months ended June 30, 1998, generating a gain on sale of $5.7 million, or 3.0% of the principal balance of loans sold.

     IPL's net interest income for the three months ended June 30, 1999, increased $1.8 million to $2.2 million as compared to $401,000 for the same period last year primarily as a result of an increased average balance of outstanding loans, and an increase in loan yield. IPL also earned other income from servicing loans that it sold to other companies and charged various fees to its borrowers. IPL earned total other revenues of $239,000 and $393,000 during the three months ended June 30, 1999 and 1998, respectively.

     IPL's net interest income for the six months ended June 30, 1999, increased $2.8 million to $4.6 million as compared to $1.8 million for the same period last year primarily as a result of an increased average balance of outstanding loans, partially offset by a decrease in loan yield.. IPL earned total other revenues of $454,000 and $768,000 during the six months ended June 30, 1999 and 1998, respectively.

     IPL's total expenses decreased by $616,000 to $2.2 million for the three months ended June 30, 1999 as compared to $2.8 million for the same period last year. For the three months ended June 30, 1999, personnel costs increased by $88,000 to $1.7 million, and all other expenses decreased by approximately $700,000. Total expenses decreased to $4.7 million for the six months ended June 30, 1999 from $5.6 million for the same period of last year. Personnel expense increased by $262,000 to $3.4 million for the six months ended June 30, 1999 as compared to $3.2 million for the same period last year, all other expenses decreased by $1.1 million to $1.3 million from $2.4 million for the same period last year, respectively. Personnel costs increased primarily as a result of increased activity in IPL's loan originations and the discontinuation of its servicing operations. Total expenses decreased as a result of lower general and administrative expenses.

     At June 30, 1999, IPL's non-accrual loans were $1.3 million or 1.72% of its outstanding loan portfolio, as compared to $1.3 million or 0.8% of its outstanding loan portfolio at March 31, 1999, $866,000 or 0.6% of its outstanding loan portfolio at December 31, 1998, and $4.1 or 5.1% or its outstanding loan portfolio at June 30, 1998.

Imperial Business Credit ("IBC")
     IBC's total net revenues decreased to $3.1 million and $3.8 million for the three and six months ended June 30, 1999 as compared $3.6 million and $7.1 million for the same periods last year, respectively. IBC's net income (loss) decreased to $244,000 and ($904,000) for the three and six months ended June 30, 1999 as compared $305,000 and $825,000 for the same periods last year, respectively. IBC's net revenues and net income decreased for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 due to a decrease in the average outstanding balance of leases held for sale, and a corresponding decrease in net interest income. IBC's net revenues and net income decreased for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 primarily due to a $2.2 million write down of IBC's retained interest in lease securitizations, and securities held for sale in the first quarter of 1999.

     IBC originated $30.2 million and $60.1 million of leases for the three and six months ended June 30, 1999, as compared to $26.6 million and $61.7 million for the same periods last year, respectively. IBC securitized leases of $30.3 million and $60.5 million during the three and six months ended June 30, 1999 generating gain on sale revenue of $1.2 million and $2.2 million, or 3.8% and 3.6% of the principal balance securitized. For the three months and six months ended June 30, 1998, IBC securitized leases of $31.2 million and $66.7 million, generating gain on sale revenue of $1.1 million and $2.7 million, or 3.6% and 4.0% of the principal balance securitized.

     Currently, all of IBC's leases are initially funded with a warehouse line of credit from SPB, and then permanently funded through a term securitization facility. IBC's net interest income decreased $450,000 to $430,000 during the three months ended June 30, 1999 as compared to $880,000 for the same period last year. IBC's net interest income decreased $723,000 to $798,000 during the six months ended June 30, 1999 as compared to $1.5 million for the same period last year. The decrease in IBC's net interest income primarily resulted from a decrease in the average balance and yield on outstanding leases held for sale for the three and six months ended June 30, 1999 as compared to the same periods last year.

     IBC also earned other income from servicing leases sold into its securitization facility of $1.1 million and $2.3 million for the three and six months ended June 30, 1999, as compared to $1.2 million and $2.4 million for the same periods last year, respectively. IBC earned other income of $459,000 and $807,000 for the three and six months ended June 30, 1999 as compared to $806,000 and $718,000 for the same periods last year.

     IBC's total expenses were $2.7 million and $5.4 million for the three and six months ended June 30, 1999 as compared to $2.8 million and $5.8 million for the same periods last year, respectively. The major components of IBC's expenses for the three months ended June 30, 1999 and 1998 were personnel expense of $1.3 million and $1.5 million, professional services of $300,000 and $130,000, and general and administrative expenses of $469,000 and $683,000, respectively. The major components of IBC's expenses for the six months ended June 30, 1999 and 1998 were personnel expense of $2.9 million and $3.1 million, professional services of $482,000 and $345,000, and general and administrative expenses of $889,000 and $1.3 million, respectively.

     At June 30, 1999, IBC's non-performing leases were $86,000 as compared to $76,000 at March 31, 1999, $669,000 at December 31, 1998, and $572,000 at June
30, 1998.

Loan Participation and Investment Group ("LPIG")
     LPIG's total net revenues and net income decreased to $889,000 and $317,000 for the three months ended June 30, 1999 as compared to $3.6 million and $1.9 million for the same period last year, respectively. Net revenues include a provision for loan losses of $2.2 million for the three months ended June 30, 1999 and a net recovery of $487,000 for the three months ended June 30, 1998. LPIG's net interest income was $2.4 million for the three months ended June 30, 1999 and 1998. For the three months ended June 30, 1999 and 1998, LPIG earned other income, which consisted primarily of loan fees, of $698,000 and $720,000, respectively. Total net revenues and net income decreased to $3.9 million and $1.9 million for the six months ended June 30, 1999 as compared to $4.7 million and $2.3 million for the same period last year, respectively. Net revenues include a provision for loan losses of $2.2 million for the six months ended June 30, 1999 and a net recovery of $114,000 for the six months ended June 30, 1998.

     Net interest income increased $842,000 to $4.3 million for the six months ended June 30, 1999 as compared to $3.5 million for the same period last year. For the six months ended June 30, 1999 and 1998, LPIG earned other income, which consisted primarily of loan fees, of $1.8 million and $1.1 million, respectively. LPIG's net revenues and net income decreased in both the three and six months ended June 30, 1999 as compared to the same periods last year as a result of a significant increase in the provision for loan losses during the three months ended June 30, 1999. The increase in the provision for loan losses occurred as a result of an increase in non-accrual loans.

     Total expenses of LPIG decreased to $361,000 for the three months ended June 30, 1999 as compared to $526,000 for the same period last year. The major components of LPIG's expenses for the three months ended June 30, 1999 and 1998 were personnel expense of $193,000 and $169,000, professional services of $46,000 and $63,000 and general and administrative expense of $68,000 and $217,000, respectively. Total expenses decreased to $693,000 for the six months ended June 30, 1999 from $1.0 million for the same period of last year. Personnel expense decreased by $81,000 to $388,000 for the six months ended June 30, 1999 as compared to $469,000 for the same period last year, all other expenses decreased by $267,000 to $305,000 from $572,000 for the same period last year, respectively. The decrease in total expenses at LPIG for the three and six months ended June 30, 1999 is consistent with our decision to let the exiting loan portfolio payoff.

     At June 30, 1999, LPIG's non-performing loans increased to $10.0 million as compared to $0 at March 31, 1999, $0 at December 31, 1998, and $0 at June 30, 1998. LPIG's non-accrual loans at June 30, 1999 consisted of one loan, currently undergoing restructuring. LPIG has provided $2.5 million for potential losses from the restructuring or ultimate liquidation of this loan.

     As mentioned above, we have made the decision to let LPIG's existing balance of loans run-off. We are not originating any new commitments for LPIG at this time. While until recently, LPIG has earned a reasonable risk-adjusted return, we believe that the capital that is currently being deployed at SPB to support LPIG's business could be more profitably used in CBC's, PrinCap's, and IPL's businesses. As such, we anticipate that the current outstanding balance of LPIG's loans will decrease over time as this portfolio runs-off. We do expect to expand our investments in LPIG type loan products through off-balance sheet financing instruments such as total rate of return swaps or collateralized loan obligation funds.

Imperial Capital Group ("ICG")
     ICG's net revenues were $5.5 million and $11.6 million for the three and six months ended June 30, 1999 as compared to $5.0 million and $9.8 million for the same period last year. During the second quarter of 1999, ICG did not raise any debt or equity securities for their corporate clients through private placements. In the three and six months ended June 30, 1998, ICG raised gross proceeds for their clients of $2.5 million and $3.7 million, respectively.

     ICG's total expenses increased by $1.5 million to $6.1 million for the three months ended June 30, 1999 as compared to $4.6 million for the same period last year. ICG's total expenses increased primarily due to increased brokerage commissions from increased trading activities as compared to the same period last year. The significant components of ICG's total expenses for the three months ended June 30, 1999 and 1998 were personnel expense of $1.9 million and $1.6 million, commission expense of $1.8 million and $1.5 million, telephone and other communications expense of $361,000 and $88,000, and general and administrative expense of $1.3 million and $850,000, respectively.

     ICG's total expenses were $11.9 million for the six months ended June 30, 1999 as compared to $9.1 million for the same period last year. The significant components of ICG's total expenses for the six months ended June 30, 1999 and 1998 were personnel and commission expense of $7.6 million and $6.0 million, telephone and other communications expense of $708,000 and $152,000, and general and administrative expense of $2.3 million and $1.7 million, respectively.

Asset Management Activities ("AMA")
     AMA increased net revenues by $1.2 million to $2.7 million for the three months ended June 30, 1999 as compared to $1.5 million for the same period last year. AMA revenues increased primarily due to growth in our assets under management which increased to $1.3 billion at June 30, 1999 as compared to $824.0 million at June 30, 1998. AMA net revenues were $5.6 million for the six months ended June 30, 1999 as compared to $3.1 million for the same period last year. We manage a commercial mortgage and equity REIT, a collateralized loan obligation fund, and two leveraged bank debt hedge funds.

     Total expenses from AMA activities increased by $1.5 million to $2.1 million for the three months ended June 30, 1999 as compared to $653,000 for the same period last year. The increase in AMA expenses was primarily due to increased personnel expense of $1.5 million for the three months ended June 30, 1999 as compared to $595,000 for the same period last year. The increase in personnel expenses primarily relates to increased management activities due to growth in the balance of assets under management in 1999 as compared to 1998.

     Total expenses from AMA activities were $5.0 million for the six months ended June 30, 1999 as compared to $1.4 million for the same period last year. The increase in AMA expenses was primarily due to increased personnel expense of $4.0 million for the six months ended June 30, 1999 as compared to $1.3 million for the same period last year.

Other Core Operations ("OCO")
     For the three months ended June 30, 1999, net revenues of OCO were ($3.6) million and net loss was $4.0 million, as compared to ($519,000) of net revenues and a loss of $2.2 million for the same period last year. OCO includes those areas of business we conduct at our holding company and our support operations. Such areas include but are not limited to interest and dividend income from parent company loans and equity investments, interest expense on our long-term debt, mark-to-market charges on the securities we invested in at our holding company, and the costs of our support functions. We provide support to our subsidiaries through executive management oversight and advice, accounting and legal services, merger and acquisitions advice, human resources administration, office services, and management information systems support.

     During the three months ended June 30, 1999, we sold 500,000 shares of ICCMIC for a gain on sale of securities totaling $562,000. As of June 30, 1999, we owned 9.0% of ICCMIC's outstanding common stock and 100% of the company that manages ICCMIC's assets.

     For the three months ended June 30, 1999 and 1998, OCO earned interest and dividend income of $4.2 million and $6.2 million and incurred interest expense of $7.6 million and $7.5 million, respectively. Total expenses of OCO increased $2.5 million to $5.5 million for the three months ended June 30, 1999 as compared to $3.0 million for the same period of the previous year. The increase was primarily due to higher professional service expenses of $2.0 million for the three months ended June 30, 1999 as compared to $990,000 for the same period last year, and increased general and administrative expenses of $1.9 million for the three months ended June 30, 1999 as compared to $118,000 for the same period last year. During the three months ended June 30, 1999, amortization of servicing rights increased by $896,000 to $1.3 million as compared to $360,000 for the same period last year.

     For the six months ended June 30, 1999, net revenues of OCO were ($3.7) million and net loss was $5.4 million, as compared to ($759,000) of net revenues and a loss of $3.8 million for the same period last year. For the six months ended June 30, 1999 and 1998, OCO earned interest and dividend income of $8.8 million and $13.5 million and incurred interest expense of $15.2 million and $14.8 million, respectively. Total expenses of OCO were $5.6 million for the six months ended June 30, 1999 as compared to $5.2 million for the same period of the previous year. Professional service expenses were $2.3 million for the six months ended June 30, 1999 as compared to $1.5 million for the same period last year, and general and administrative expenses were $906,000 for the six months ended June 30, 1999 as compared to $560,000 for the same period last year.

NON CORE BUSINESSES
     We also operate "non-core" businesses, which consist of businesses that we've decided to de-emphasize in the future. We group these businesses into the following categories:

[_] Equity interests-- Represents our equity investments in other publicly traded companies. At June 30, 1999, we owned an equity interest of 38.3% in FMC. This segment's source of revenue is our common stock ownership percentage in the equity interests' reported net income or loss in addition to our gains on sales of the equity interests stock, or write-downs from the impairment of the equity interest;

[_] De-emphasized/Discontinued/Exited Businesses-- represents our business units we decided to either de-emphasize, discontinue, or exit. We decided to de-emphasize, discontinue or exit these business lines because they were not meeting our expectations for a variety of reasons. These reasons included: significant credit losses, insufficient loan production volumes, inadequate gross profit margins, and risks associated with international lending operations. We include the following significant operations in Exited Businesses: Auto Lending, Alternative Residential Mortgage, and Consumer Loan Divisions of SPB, and Credito Imperial Argentina ("CIA"), our residential loan production business in Argentina. Exited Businesses also includes our former mortgage banking operations, certain problem loan or securities portfolios, SPB's income property servicing operations, and any loan portfolios at SPB from businesses which are no longer originating new loans. Exited Businesses' principal sources of net revenue are interest earned on mortgage and consumer loans and mark to market valuations on loan portfolios. Exited Businesses' principal expenses are interest expense allocations incurred from deposits and inter-company borrowings, and general and administrative expenses.

     Our exit from these non-core businesses will allow our management to focus on our core business lines that have proven to be our most profitable businesses.

Equity Interests
     Equity interests include our portion of the net income or loss of FMC and Southern Pacific Funding Corporation ("SPFC"). Equity interests generated equity in the net loss of FMC of $2.0 million and $53,000 for the three and six months ended June 30, 1999, as compared to equity in the net income of $3.8 million and $6.6 million for the same periods last year, respectively. On October 1, 1998, SPFC petitioned for Chapter 11 bankruptcy protection under Federal bankruptcy laws in the U.S. Bankruptcy Court for the District of Oregon. As a result of SPFC declaring Chapter 11 bankruptcy and the corresponding decline in its common stock to below one dollar per share, and subsequently being de-listed from the New York Stock Exchange, we wrote-off our total investment in and loan to SPFC. During the three and six months ended June 30, 1999 and 1998, equity in the net income of SPFC was $0 and $0 and $6.8 million and $12.7 million, respectively.

Equity Interest  in Franchise Mortgage Acceptance Company ("FMC")
     On March 11, 1999, FMC and Bay View Capital Corporation ("Bay View") announced that they have executed a definitive merger agreement providing for the merger of FMC with Bay View. This agreement would also include selling our 38.3% ownership in FMC to Bay View. In accordance with the terms of the definitive agreement, Bay View will acquire all of the common stock of FMC for consideration valued at approximately $309.0 million. Each share of FMC common stock will be entitled to receive, at the election of the holder, either $10.25 in cash, or .5125 shares of Bay View's common stock. FMC shareholder elections are subject to the aggregate number of shares of FMC common stock to be exchanged for Bay View's common stock being equal to 60% of the number of shares of FMC common stock outstanding immediately prior to closing the transaction and no FMC shareholder owning more than 9.9% of Bay View's common stock, on a pro forma basis. The transaction is expected to close during the third quarter of 1999, subject to approval by both Bay View's and FMC's shareholders and subject to necessary regulatory approvals. As of June 30, 1999, our book value in FMC was $5.10 per common share. Based on our book value of FMC's stock at June 30, 1999, the estimated pre-tax gain on sale of our 38.3% common stock ownership in FMC to Bay View would be approximately $56.8 million.

De-emphasized/Discontinued/Exited Businesses (the "Exited Businesses")

     The Exited Businesses' net revenues were $22.7 million for the three months ended June 30, 1999 as compared to $9.4 million for the same period last year, primarily resulting from an increase in mark to market of the auto loan portfolio and a decline in net interest income. The decrease in net interest income was primarily attributable to lower average outstanding balances of loans and securities from our Exited Businesses for the three months ended June 30, 1999 as compared to the same period last year.

     The following table reflects the ending outstanding balances of the loans from our Exited Businesses:

                                                          Loans and Leases
                                                       Outstanding at June 30,
                                                       -----------------------
               Exited Business Line                     1999             1998
               --------------------                     ----             ----
Auto Lending Division of SPB                          $ 39,522         $191,140
Alternative Residential Mortgage Division of SPB        11,747           14,434
Consumer Lending Division of SPB                        18,840           44,274
Credito Imperial Argentina                                ----           17,849
Other exited loan portfolios                           140,374          247,777

     The net outstanding loans from the discontinued operations of AMN were $9.5 million and $25.4 million at June 30, 1999 and 1998, respectively.

     We have committed to sell $29.3 million of our remaining $39.5 million of sub-prime auto loans. After the sale, scheduled to close in August 1999, the remaining balance of the sub-prime auto loan portfolio will be approximately $10.2 million. In connection with the committed sale, and increased auto loan delinquencies and charge-offs, we wrote-down the carrying value of SPB's held for sale auto loan portfolio to the committed sales price. The write-downs of SPB's auto loan portfolio totaled $21.7 million for the three months ended June 30, 1999, and $24.8 million for the six months ended June 30, 1999.

     Total expenses at our Exited Businesses were $7.7 million for the three months ended June 30, 1999 as compared to $6.1 million for the same period last year. The increase in total expenses of $1.5 million was primarily due to increased amortization of servicing rights and general and administrative expenses related to exiting the loan servicing business unit at SPB partially offset by decreased personnel expenses.

     The Exited Businesses' net revenues were ($13.3) million for the six months ended June 30, 1999 as compared to $20.4 million for the same period last year, primarily resulting from an increase in mark to market of the auto loan portfolio and a decline in net interest. Total expenses at our Exited Businesses were $15.9 million for the six months ended June 30, 1999 as compared to $11.3 million for the same period last year. The increase in total expenses of $4.6 million was primarily due to increased amortization of servicing rights and professional services expenses at our Exited Businesses.

     During the three months and six months ended June 30, 1999, we sold 908,810 shares and 487,700 shares of Impac Mortgage Holdings, Inc. ("IMH") stock resulting in a gain of $224,000 and $703,000, respectively. At June 30, 1999, we owned 490,600 shares of IMH common stock representing approximately 2.2% of IMH's outstanding shares. All of the remaining shares of IMH we owned were sold in July 1999 for approximately $5.50 per share.

RECENT DEVELOPMENT
     On July 23, 1999, we announced a definitive merger agreement by which we would acquire all of the outstanding shares of ICCMIC (consisting of the 25,930,000 shares not already owned by us and certain of our affiliates and subsidiaries) for a cash purchase price of $11.50 per share. The merger agreement contemplates that ICCMIC will solicit and explore alternative transactions which would provide its stockholders with a more favorable alternative to the ICII merger during the 60 days following the appointment of an appraisal firm to be engaged to appraise the value of our management agreement with ICCMIC. During this 60-day period, ICCMIC may terminate our merger agreement in favor of a superior proposal. In the event of such a termination, ICCMIC will be obligated to reimburse us for certain of our expenses incurred in connection with the proposed merger, not to exceed $2 million. ICCMIC is a commercial mortgage real estate investment trust that has 28,500,000 outstanding common shares and total assets of approximately $702 million. We sponsored and took ICCMIC public in October 1997. We directly own 2,570,000 shares of ICCMIC, or 9.0% of ICCMIC's outstanding common stock, and 100% of ICCAMC, the company that manages ICCMIC's operations and assets.

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

     At June 30, 1999 and December 31, 1998, SPB had total deposits of approximately $1.4 billion and $1.7 billion, respectively. SPB solicits both individual and institutional depositors for new accounts through print advertisements and computerized referral networks. SPB currently maintains two deposit gathering facilities in Southern California. At these facilities, tellers provide banking services to customers such as accepting deposits and making withdrawals. Generally, SPB's certificates of deposit are offered for terms of one to 12 months.

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

     As an additional source of funds, SPB was approved in 1991 to become a member of the Federal Home Loan Bank. Currently, SPB is approved for borrowings from the Federal Home Loan Bank pursuant to a secured line of credit that is automatically adjusted subject to applicable regulations and available pledged collateral. At June 30, 1999, $30.0 million was outstanding bearing an average interest rate of 5.11%.

Repurchase and Warehouse Facilities
  We use repurchase facilities and warehouse lines of credit in order to fund certain loan and lease originations and purchases. As of June 30, 1999, we had the following warehouse lines and notes payable:

                                           Interest                                        Index
                                           --------                                        -----
                                             Rate        Commitment     Outstanding    (basis points)       Expiration Date
                                             ----        ----------     -----------    --------------       ---------------
                                                                        (Dollars in thousands)
Other notes payable (ICII).............      8.00%           ------         1,220        Fixed rate              None
                                                         ----------        ------
  Total................................                  $        -        $1,220
                                                         ==========        ======

Securitization Transactions and Loan Sales
  During the quarter ended June 30, 1999, we sold $59.8 million of income property loans, $3.3 million of loan participations and securitized $30.3 million of equipment leases, generating gains (losses) of $1.3 million, $(19,000) and $1.3 million, respectively. During the quarter ended June 30, 1998, we sold $93.4 million of income property loans and securitized $31.2 million of equipment leases generating gains of $1.9 million and $1.1 million, respectively.

  For the six months ended June 30, 1999, we sold $153.0 million of income property loans, $21.8 million of loan participations and securitized $60.5 million of equipment leases, generating gains (losses) of $3.1 million, $(154,000) and $2.2 million, respectively. During the six months ended June 30, 1998, we sold $190.0 million of income property loans and securitized $66.7 million of equipment leases generating gains of $5.7 million and $2.7 million, respectively.

ASSET QUALITY

Non-Performing Assets, Non-Accrual Loans and Leases and Allowance for Loan and Lease Losses
  Our non-performing assets and non-accrual loans and leases increased to $72.1 million and $65.1 million at June 30, 1999 from $54.1 million and $39.5 million at December 31, 1998, respectively. The increase in non-accrual loans primarily relates to the CBC, PrinCap, and LPIG portfolios. The non-performing loan at LPIG consists of one credit, which is collateralized by a senior secured debt agreement. The non-performing loans at CBC are collateralized by accounts receivable and inventory. The non-performing loans at PrinCap are collateralized by recently funded senior residential mortgage loans.

  During the quarter ended June 30, 1999, CBC charged-off $13.1 million of outstanding asset based loans. Based on CBC's historical collection experience, CBC expects to recover at least half of the charged-off amounts over the course of the next six to 18 months. The increase in CBC's non-accrual loans and charge-offs results from recent regulatory guidance that prevents CBC from considering the liquidation of certain intangible assets of its customers in determining a loan's accrual status or if necessary, the required charge-off amount. The effect of this guidance resulted in CBC reserving for, and charging off gross amounts of outstanding problem loans as opposed to CBC's previous practice of reserving for, and if necessary, ultimately charging off the net deficiency amount of problem loans. The total $17.5 million balance of CBC's non-accrual loans consist of loans which have incurred a partial charge off. Although the remaining $17.5 million balance of these loans is fully collateralized and the loans may be current as to payment status, due to the partial charge-off taken on these loans, SPB's regulators have classified these loans as non-accrual at June 30, 1999. We are currently restructuring these loans. Upon the completion of this restructuring, and based on past and prospective performance, the loans could be removed from non-accrual status.

  The allowance for loan and lease losses to non-accrual loans and leases decreased to 48.35% at June 30, 1999 as compared to 65.11% at December 31, 1998.

  Excluding CBC's non-accrual loans, the ratio of the allowance for loan losses to non-accrual loans was 66.14% at June 30, 1999. The ratio of the allowance for loan and lease losses to total loans held for investment increased to 2.48% at June 30, 1999 from 1.85% at December 31, 1998.

  As a result of the increased level of non-accrual loans and charge-offs described above, the provision for loan and lease losses for the three and six months ended June 30, 1999 increased to $22.3 million and $24.5 million as compared to $4.3 million and $7.3 million for the same periods of the prior year, respectively.

  We periodically review the allowance for loan and lease losses in connection with the overall loan and lease portfolio. We believe the current balance of the allowance for loan and lease losses is sufficient in relation to the amount of risk in the loan and lease portfolio.

  Activity in our allowance for loan and lease losses was as follows:

                                                                                            For the Six Months Ended June 30,
                                                                                            ---------------------------------
                                                                                               1999                  1998
                                                                                               ----                  ----
                                                                                                     (In thousands)
   Beginning balance as of December 31, 1998 and 1997...........................             $ 24,881               $26,954
   Provision for loan and lease losses..........................................               24,455                 7,300
                                                                                             --------               -------
                                                                                               49,336                34,254
                                                                                             --------               -------
   Loans charged off:
   Single family residential....................................................               (1,916)               (1,157)
   Multifamily and commercial mortgage..........................................               (2,159)                  (28)
   Asset based loans............................................................              (13,100)                   --
   Leases.......................................................................               (1,211)                 (830)
   Consumer loans...............................................................                 (763)               (9,866)
                                                                                             --------               -------
   Total........................................................................              (19,149)              (11,881)
                                                                                             --------               -------

   Recoveries on loans previously charged off:
   Single family residential....................................................                   --                   143
   Multifamily and commercial mortgage..........................................                  566                   178
   Leases.......................................................................                  520                   648
   Consumer.....................................................................                   74                   321
                                                                                             --------               -------
   Total........................................................................                1,160                 1,290
                                                                                             --------               -------
   Net charge-offs..............................................................              (17,989)              (10,591)
                                                                                             --------               -------
   Balance as of June 30, 1999 and 1998.........................................             $ 31,347               $23,663
                                                                                             --------               -------
   Loan loss allowance at AMN as of June 30, 1999 and 1998......................                  105                 3,608
                                                                                             --------               -------
                                                                                             $ 31,452               $27,271
                                                                                             ========               =======
   Loan loss allowance to non accrual loans.....................................                48.35%                42.68%

  The balance of the allowance for loan and lease losses for AMN at June 30, 1999 and December 31, 1998 was $105,000 and $857,000, respectively.

Non-performing Assets ("NPA")
  Our NPA's consist of non-accruing loans, OREO and repossessed property. Total NPA's were $72.1 million as of June 30, 1999 as compared to $54.1 million at December 31, 1998. Total NPA's as a percentage of loans, OREO and repossessed assets were 5.64% at June 30, 1999, as compared to 3.94% at December 31, 1998. The increase in NPA's as a percentage of loans, OREO and repossessed assets was mainly attributable to increases in non-accrual loans at CBC, LPIG and PrinCap.

  The following table sets forth the amount of non-performing assets attributable to our core lending activities and our Exited Businesses.

                                                June 30, 1999                      December 31, 1998
                                                -------------                      -----------------
                                       Core Lending          Exited         Core Lending           Exited
                                        Activities         Businesses        Activities          Businesses
                                        ----------         ----------        ----------          ----------
                                                              (Dollars in thousands)
Non-accrual loans:
------------------
 IPL...........................        $    1,294           $     --         $      866           $     --
 PrinCap.......................             9,113                 --              4,141                 --
 CBC...........................            17,500                 --              1,117                 --
 IBC...........................                86                 --                669                 --
 LPIG..........................            10,200                 --              1,117                 --
 One to four family............                --             18,976                 --             18,576
 Consumer loans................                --                322                 --                253
 Auto loans....................                --              3,980                 --              5,476
 Other commercial..............                --              2,811                 --              8,431
                                        ---------           --------         ----------           --------
Total non-accrual loans........            38,965             26,089              6,793             32,736
                                        ---------           --------         ----------           --------
OREO:
-----
 IPL...........................               617                 --                853                 --
 One to four family............                --              3,235                 --              7,180
 Other commercial..............                --              1,073                 --                651
                                        ---------           --------         ----------           --------
Total OREO.....................               617              4,308                853              7,831
                                        ---------           --------         ----------           --------
Repossessed property:
---------------------
 IBC...........................               829                 --                702                 --
 Auto Lending..................                --              1,311                 --              5,169
                                        ---------           --------         ----------           --------
Total repossessed property.....               829              1,311                702              5,169
                                        ---------           --------         ----------           --------
Total NPAs.....................        $   40,411           $ 31,708         $    8,348           $ 45,736
                                        ---------           --------         ==========           ========
Total loans, OREO and
 repossessed property..........        $1,341,579           $223,958         $1,310,283           $395,010

Total NPA's as a percentage of
 loans, OREO and repossessed
 property......................              3.01%             14.16%              0.64%             11.58%

Excludes non-accrual loans held for sale which we carry at the lower of cost or market.

  There were $3.1 million in asset based loans at CBC over 90 days past due accruing interest at June 30, 1999 as compared to $0 at December 31, 1998. On an ongoing basis, we monitor the loan portfolio and evaluate the adequacy of the allowance for loan and lease losses. In determining the adequacy of the allowance for loan and lease losses, we consider such factors as historical loan loss experience, underlying collateral values, evaluations made by bank regulatory authorities, assessment of economic conditions and other appropriate data to identify the risks in the loan portfolio.

  Loans deemed by us to be uncollectable are charged to the allowance for loan and lease losses. Recoveries on loans and leases previously charged off are credited to the allowance. Provisions for loan and lease losses are charged to expense and credited to the allowance in amounts deemed appropriate by us based upon our evaluation of the known and inherent risks in the loan portfolio. Future additions to the allowance for loan and lease losses may be necessary.

  Loans held for investment consisted of the following at June 30, 1999 and December 31, 1998:

                                                                         June 30, 1999           December 31, 1998
                                                                         -------------           -----------------
                                                                                      (In thousands)
Loans secured by real estate:
One-to-four family..........................................               $  105,051                $  125,616
Multi-Family................................................                   53,937                    56,229
Commercial..................................................                   15,340                    25,677
                                                                           ----------                ----------
                                                                              174,328                   207,522

Leases......................................................                    1,839                     1,048
Consumer and auto loans.....................................                   11,583                    26,511
Franchise loans.............................................                   24,728                    50,520
Asset based loans...........................................                  647,390                   633,299
Loan participations.........................................                  230,331                   222,106
Mortgage warehouse lines....................................                  137,092                   181,001
Commercial..................................................                   49,565                    34,509
                                                                           ----------                ----------
  Total.....................................................                1,276,856                 1,356,516

Loans in process............................................                   (3,047)                   (5,636)
Unamortized premium.........................................                    1,864                     3,109
Deferred loan fees..........................................                  (10,088)                   (9,014)
                                                                           ----------                ----------
  Total net loans...........................................                1,265,585                 1,344,975
Allowance for loan and lease losses.........................                  (31,347)                  (24,880)
                                                                           ----------                ----------
  Total.....................................................               $1,234,238                $1,320,095
                                                                           ==========                ==========

Allowance for loan and lease losses
  to net loans and leases...................................                     2.48%                     1.85%

  Our loans held for investment are primarily comprised of asset based loans to middle market companies mainly in California, participations in commercial loan syndications, first and second lien mortgages secured by income producing and residential real property in California, leases secured by equipment, and loans to experienced franchisees of nationally recognized restaurant concepts. Outstanding asset based loans increased at June 30, 1999 as compared to December 31, 1998. In the fourth quarter of 1998, we temporarily curtailed loan production at CBC in order to insure that SPB would meet well-capitalized regulatory requirements. The effects of the temporary loan production curtailment carried over into the first quarter of 1999 as a significant number of loans in CBC's production pipeline did not fund as anticipated. Since December 31, 1998, the temporary loan production curtailments have been lifted. As such, we expect CBC's outstanding loans to continue to increase over the course of 1999. Outstanding mortgage warehouse lines decreased at June 30, 1999 as compared to December 31, 1998 primarily due to the pay off of existing loan commitments.

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

REGULATORY MATTERS

SPB's Capital Ratios
     The following table presents SPB's actual capital ratios and the corresponding minimum and well capitalized capital ratio requirements under the
(i) FDIC Risk-based Capital and Tier 1 Capital regulations and (ii) the FDIC Leverage ratio regulation as of June 30, 1999.

                                                                          Minimum
                                                      Minimum        Well Capitalized
                                    Actual           Requirement        Requirement
                                    -------       ----------------   -----------------
                               Amount    Ratio    Amount    Ratio     Amount    Ratio
                               -------   ------   -------   ------   --------   ------
                                               (Dollars in thousands)
Risk-based Capital..........   208,518   10.67%   156,296    8.00%    195,370   10.00%
Risk-based Tier 1 Capital...   149,064    7.62%    78,148    4.00%    116,142    6.00%
FDIC Leverage Ratio.........   149,064    8.74%    78,148    4.00%     97,685    5.00%

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

     Further, SPB, under the direction of its board of directors, has developed and implemented a Y2K readiness plan and budget, with specific deadlines and action steps. SPB believes it is currently in compliance in all material respects with FDIC minimum Y2K readiness requirements and guidelines. SPB has addressed, or is addressing, the other items of concern described in the FDIC/DFI examination and referenced in the MOU.

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

     At June 30, 1999 and 1998, SPB had maximum FHLB borrowings available equal to $33.9 million and $23.0 million, respectively. These borrowings must be fully collateralized by qualifying mortgage loans and may be in the form of overnight funds or term borrowings at SPB's option. The highest balance of FHLB advances outstanding during the quarter ended June 30, 1999 was $30.0 million, with an average outstanding balance of $9.2 million. The outstanding balance of FHLB advances was $30.0 million at June 30, 1999. The FHLB advances are secured by certain real estate loans with a carrying value of $51.4 million and $51.9 million at June 30, 1999 and December 31, 1998, respectively. As of June 30, 1999, SPB's deposit portfolio which consists primarily of certificate accounts decreased approximately $304.8 million to $1.4 billion from $1.7 billion at December 31, 1998. SPB has the capability to acquire new deposits through its local marketing strategies as well as domestic money markets. Additionally, SPB maintains liquidity in the form of cash and interest-bearing deposits with financial institutions. SPB tracks on a daily basis all new loan applications by office and, based on historical closing statistics, estimates expected fundings. Cash management systems at SPB allow SPB to anticipate both funding and sales and adjust deposit levels and short-term investments against the demands of SPB's lending activities.

     We generate liquidity at our holding company from a variety of sources, including interest income from loans and investments, income tax payments received from our subsidiaries, dividends from subsidiary earnings, dividends from common stock holdings in publicly traded companies, and sales of non-core assets. As discussed in our annual report on Form 10-K, an industrial bank may declare dividends only in accordance with California Industrial Banking Law, which results in statutory limitations on the payment of dividends.

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

     On March 27, 1998, the Los Angeles Superior Court ordered this case to binding arbitration before the National Association of Securities Dealers, Inc. ("NASD"). In June 1998, Resnick filed a Statement of Claim with the NASD, alleging causes of action for fraud, interference with advantageous business and contractual relationships, breach of the covenant of good faith and fair dealing, defamation and breach of fiduciary duty, all of which relate to Resnick's employment and compensation. Resnick is seeking damages in excess of $6.0 million. In July 1998, our company and the other defendants filed an answer and counterclaim seeking recovery from Resnick. Binding arbitration commenced in April 1999 and will resume in September 1999.

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

     On January 29, 1999, plaintiffs, after dismissing each of the above complaints, filed a consolidated complaint, In re Southern Pacific Funding Corporation Securities Litigation, Case No. CV98-1239-MA, in the U.S. District Court for the District of Oregon. The consolidated class action complaint alleges, on behalf of all plaintiffs that had previously filed actions against the defendants, that the defendants deceived the investing public regarding the business, financial condition and performance of Southern Pacific Funding Corporation, artificially inflated and maintained the market price of that company's notes and common stock and caused plaintiffs and members of the class to purchase the securities at artificially inflated prices. Plaintiffs allege that, to further the unlawful scheme, defendants issued or caused to be issued a series of false and misleading public statements which operated as a fraud and deceit upon the market for the securities. Defendants moved to dismiss the complaint. In April 1999, the Court issued an order granting defendants' motion in part and denying it in part. On May 4, 1999, plaintiffs filed a second consolidated complaint alleging claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On May 18, 1999, defendants moved to dismiss portions of plaintiffs' second consolidated complaint. On May 19, 1999, the Court granted defendants' motion to dismiss in part. After further briefing, the Court issued a further order on June 4, 1999, denying the remainder of defendants' motion to dismiss. On June 21, 1999, defendants answered and alleged affirmative defenses to the portions of the second consolidated complaint remaining after the motion to dismiss had been decided.

     On May 21, 1999, plaintiffs moved to certify a class of persons who purchased Southern Pacific's shares or bonds during the period October 9, 1997 through October 1, 1998. On June 6, 1999, defendants responded and opposed certification of a class of bondholders and the inclusion of shareholders purchasing after September 14, 1999. Following further briefing, the Court entered an order on July 21, 1999, granting plaintiffs' motion for class certification. On August 2, 1999, defendants filed an application with the United States Court of Appeals for the Ninth Circuit requesting permission to appeal the district court's order granting class certification. That application is pending.

     Between November and December 1998, four alleged class action complaints were filed in the U.S. District Court for the Central District of California alleging a common course of conduct by defendants Imperial Credit Industries, Inc., and its officers H. Wayne Snavely, Kevin E. Villani and Brad S. Plantiko, among others in violation of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and related Rule 10b-5 during the class period of January 29, 1998 to September 14, 1998. The actions allege that defendants made false and misleading statements and omitted to reveal the truth concerning the value of Imperial Credit Industries, Inc.'s investment in Southern Pacific Funding Corporation, resulting in an artificial inflation of Imperial Credit Industries, Inc.'s stock price. These alleged class actions are: Mortensen v. Snavely, et al, Case No. 98-8842DT; Prentice Securities v. ICII, et al, Case No. 98-C-1092; Steward v. Snavely, et al, Case No. 98-9856SWL; and Rosenstein, et al v. Snavely, et al, Case No. 98-9978WJR. Motions to consolidate all of these alleged class action lawsuits in the U.S. District Court for the Central District of California along with a motion to appoint lead counsel were granted on February 22, 1999. On June 21, 1999, defendants moved to dismiss all four of the securities class action complaints. The matter was fully briefed and the Court held a hearing on July 26, 1999. The Court granted defendants' motions to dismiss with respect to all four complaints, with leave to amend. Plaintiffs have not yet filed an amended complaint.

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

     We are a defendant along with Imperial Credit Commercial Mortgage Investment Corp. ("ICMI") and its directors, which includes two of our directors, in a putative class action lawsuit filed on July 22, 1999 by Riviera-Enid, a Florida limited partnership, in Los Angeles Superior Court, Case No. BC213902. The complaint alleges that the proposed merger between a subsidiary of ours and ICMI constitutes a breach of fiduciary duty by the defendants in that, allegedly, the merger price is unfair to stockholders, the merger price is less than the liquidation value of ICMI's assets and the termination fee for the management contract is excessive. The complaint also alleges that certain of the directors have conflicts of interest because of their affiliation with us and that the merger will benefit us at the expense of ICMI's other stockholders. The complaint seeks certification of a class of all stockholders of ICMI whose stock will be acquired in connection with the merger and seeks injunctive relief that would, if granted, prevent the completion of the proposed merger. The complaint also seeks damages in an unspecified amount and other relief. The defendants believe the material allegations of the complaint are without merit.

     We continue to vigorously defend all of the above lawsuits.


Item 2.  Changes in Securities
         ---------------------
         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The 1999 Annual Meeting of Stockholders was held on July 28, 1999.


PROPOSAL 1.     Election of Board of Directors to serve for the ensuing year

                                  FOR            WITHHELD
                               ----------        ---------
H.Wayne Snavely                29,354,446        1,390,164
Kevin Villani                  29,354,446        1,390,164
Stephan J. Shugerman           29,354,446        1,390,164
James Clayburn La Force Jr     29,457,603        1,287,007
Perry Lerner                   29,457,603        1,287,007
Robert Muehlenbeck             29,391,703        1,352,907


PROPOSAL 2.     To consider and act upon a proposal to ratify the appointment of
                KPMG LLP as our independent accountants for the year ending
                December 31, 1999.

    FOR             AGAINST           ABSTAIN
 ----------         -------           -------
 29,928,653         812,076            3,881

Item 5. Other Information
        -----------------
        None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     The registrant filed the following report on Form 8-K dated May 17, 1999.

     On May 17, 1999, we announced the purchase of 3,682,536 shares of our common stock at $8.00 per share from our former parent, Imperial Bank, a subsidiary of Imperial Bancorp (NYSE:IMP).

     On May 17, 1999, we documented to shareholders in our company the risks associated with ownership of ICII common stock.

     On July 22, 1999, we reported that an all cash acquisition offer valuing Imperial Credit Commercial Mortgage Investment Corporation at $11.50 per share was unanimously recommended by a committee of ICCMIC's independent directors and approved by the board, and the Board of Directors of our company.

                                    Item 6
                       Imperial Credit Industries, Inc.
         Statement Regarding Computation Of Earnings (Loss) Per Share
                   (In thousands, except per share amounts)

                                                                      Quarter          Quarter        Six Months       Six Months
                                                                       Ended            Ended           Ended            Ended
                                                                   June 30, 1999    June 30, 1998    June 30, 1999    June 30, 1998
                                                                   --------------   --------------   --------------   --------------
(Loss) income from continuing operations                                $(25,901)         $16,403         $(19,139)         $31,003
Loss from discontinued of AMN, net of income taxes                            --             (141)              --           (1,841)
                                                                        --------          -------         --------          -------
Net (loss) income                                                       $(25,901)         $16,262         $(19,139)         $29,162
                                                                        ========          =======         ========          =======

Weighted -average common shares outstanding  used to
compute basic income per share                                            35,004           38,752           35,906           38,747
Assumed common shares issued on exercise of stock options                     --            2,060               --            2,052
                                                                        --------          -------         --------          -------
Number of common shares used to compute diluted income
Per share                                                                 35,004           40,812           35,906           40,799
                                                                        ========          =======         ========          =======

Basic earnings per share:
-------------------------
(Loss) income from continuing operations                                $  (0.74)         $  0.42         $  (0.53)         $  0.80
Loss from discontinued operations of AMN, net of income taxes                 --               --               --            (0.05)
                                                                        --------          -------         --------          -------
Net (loss) income per common share                                      $  (0.74)         $  0.42         $  (0.53)         $  0.75
                                                                        ========          =======         ========          =======

Diluted earnings per share:
---------------------------
(Loss) income from continuing operations                                $  (0.74)         $  0.40         $  (0.53)         $  0.76
Loss from discontinued operations of AMN, net of income taxes                 --               --               --            (0.05)
                                                                        --------          -------         --------          -------
Net (loss) income per common share                                      $  (0.74)         $  0.40         $  (0.53)         $  0.71
                                                                        ========          =======         ========          =======

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Imperial Credit Industries, Inc.

Date:  August 14, 1999    By:  /s/ Brad S. Plantiko
                             ---------------------------------------------------
                               Brad S. Plantiko
                               Executive Vice President -Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit Number
--------------
27.1            Financial data schedule for June 30, 1999
27.2            Financial data schedule for June 30, 1998