Form 10-Q
period 1999-09-30
IMPERIAL CREDIT INDUSTRIES INC
filed 1999-11-15
CIK 883811

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

               For the quarterly period ended September 30, 1999

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

                                Yes X        No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

                Class               Shares Outstanding at October 31, 1999
                -----               --------------------------------------
    Common Stock, no par value                     33,142,832

================================================================================

                       IMPERIAL CREDIT INDUSTRIES, INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS



                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

Item 1.   Financial Statements                                                                       Page
          --------------------                                                                       ----
             Consolidated Balance Sheets - September 30, 1999 and December 31, 1998...............      2
             Consolidated Statements of Operations - Quarter and nine months
                ended September 30, 1999 and 1998.................................................      3
             Consolidated Statements of Cash Flows - Nine months ended September 30, 1999 and 1998      4
             Consolidated Statement of Changes in Shareholders' Equity
             -- Nine months ended September 30, 1999..............................................      5
             Notes to Consolidated Financial Statements...........................................      6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...     18
          -------------------------------------------------------------------------------------

Item 3.   Qualitative and Quantitative Disclosures about Market Risk..............................     35
          ----------------------------------------------------------

                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 1.      Legal Proceedings....................................................................  35-36
Item 2.      Changes in Securities................................................................     36
Item 3.      Defaults Upon Senior Securities......................................................     36
Item 4.      Submission of Matters to a Vote of Security Holders..................................     36
Item 5.      Other Information....................................................................     36
Item 6.      Exhibit -- Statement Regarding Computation of Earnings Per Share.....................     37
             Signatures...........................................................................     38

Forward Looking Statements

  Certain statements contained herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1955, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as "may", "will", "intend", "should", "expect", "anticipate", "estimate", or "continue" or the negatives thereof or other comparable terminology. The Company's actual results could differ materially from those anticipated in such forward-looking statements due to a variety of factors. These factors include but are not limited to, the demand for our products; competitive factors in the businesses in which we compete; adverse changes in the securities markets; inflation and changes in the interest rate environment that reduce margins or the fair value of financial instruments; changes in national, regional or local business conditions or economic environments; government fiscal and monetary policies; legislative or regulatory changes that affect our business; factors inherent to the valuation and pricing of commercial loans; other factors generally understood to affect the value of commercial loans; and the other risks detailed in the Company's 8-K dated May 17, 1999 as filed with the Securities and Exchange Commission (the "SEC"); periodic reports on Forms 10-Q, 8-K and 10-K and any amendments with respect thereto filed with the SEC; and other filings made by the Company with the SEC.

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

ITEM 1. FINANCIAL STATEMENTS
        --------------------
                        IMPERIAL CREDIT INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (unaudited)

                                                                                   September 30,        December 31,
                                                                                   -------------        ------------
                                                                                       1999                 1998
                                                                                       ----                 ----
                                    ASSETS
Cash...........................................................................      $  123,737          $  297,772
Interest bearing deposits......................................................           5,808               1,415
Investment in Federal Home Loan Bank stock.....................................           6,864               4,657
Securities held for trading, at market.........................................          71,622             162,356
Securities available for sale, at market.......................................          71,717              68,410
Loans and leases held for sale.................................................         313,061             319,061
Loans held for investment, net.................................................       1,301,136           1,320,095
Servicing rights...............................................................             607               4,329
Retained interest in loan and lease securitizations............................          21,915              27,011
Accrued interest receivable....................................................           8,680              10,114
Premises and equipment, net....................................................          10,631              11,664
Other real estate owned and other repossessed assets, net......................           6,151              14,024
Goodwill.......................................................................          35,192              37,498
Equity interest in Franchise Mortgage Acceptance Company.......................          56,182              56,334
Other assets...................................................................          35,311              35,631
Net assets of discontinued operations..........................................          41,886              46,812
                                                                                     ----------          ----------
   Total assets................................................................      $2,110,500          $2,417,183
                                                                                     ==========          ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits.......................................................................      $1,571,732          $1,711,328
Borrowings from Federal Home Loan Bank.........................................              --              20,000
Other borrowings...............................................................           1,220             102,270
Company obligated mandatorily redeemable preferred securities of
 subsidiary trust holding solely debentures of the company ("ROPES")...........          61,750              70,000
Senior Notes...................................................................         197,763             219,858
Accrued interest payable.......................................................          17,163              25,421
Accrued income taxes payable...................................................          10,665               3,840
Minority interest in consolidated subsidiaries.................................           1,532               3,217
Other liabilities..............................................................          22,024              27,728
                                                                                     ----------          ----------
   Total liabilities...........................................................       1,883,849           2,183,662
                                                                                     ----------          ----------

Series B 11.5% mandatorily redeemable cumulative preferred stock, no par value
 ($25 liquidation preference per share).  Authorized 1,200,000 shares;
 1,200,000 and none issued and outstanding at September 30, 1999 and
 December 31, 1998, respectively...............................................          30,000                  --

Shareholders' equity:
Preferred stock, 6,800,000 shares authorized; none issued or outstanding.......              --                  --
Common stock, no par value. Authorized 80,000,000 shares; 33,142,832 and 36,785,898 shares issued and outstanding at September 30, 1999 and
   December 31, 1998, respectively.............................................          96,928             129,609
Retained earnings..............................................................          90,369             101,265
Shares held in deferred executive compensation plan............................           7,164               3,833
Accumulated other comprehensive income (loss)-
 unrealized gain (loss) on securities available for sale, net..................           2,190              (1,186)
                                                                                     ----------          ----------
   Total shareholders' equity..................................................         196,651             233,521
                                                                                     ----------          ----------
   Total liabilities and shareholders' equity..................................      $2,110,500          $2,417,183
                                                                                     ==========          ==========

          See accompanying notes to consolidated financial statements

                        IMPERIAL CREDIT INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (unaudited)

                                                                                Quarter Ended                 Nine Months Ended
                                                                                -------------                 -----------------
                                                                                September 30,                   September 30,
                                                                                -------------                   -------------
                                                                            1999             1998            1999            1998
                                                                            ----             ----            ----            ----
Revenue:
  Interest on loans and leases......................................       $43,416        $  51,811        $133,121       $ 149,227
  Interest on investments...........................................         5,445            8,856          18,507          19,294
  Interest on other finance activities..............................           617            1,183           3,163           4,844
                                                                           -------        ---------        --------       ---------
     Total interest income..........................................        49,478           61,850         154,791         173,365
  Interest on deposits..............................................        21,278           24,055          63,886          62,253
  Interest on other borrowings......................................           824            1,100           2,771           4,494
  Interest on long term debt........................................         8,294            7,618          23,433          22,726
                                                                           -------        ---------        --------       ---------
     Total interest expense.........................................        30,396           32,773          90,090          89,473
                                                                           -------        ---------        --------       ---------
     Net interest income............................................        19,082           29,077          64,701          83,892
  Provision for loan and lease losses...............................         3,675            9,500          28,130          16,800
                                                                           -------        ---------        --------       ---------
  Net interest income after provision for loan and lease losses.....        15,407           19,577          36,571          67,092
                                                                           -------        ---------        --------       ---------
  Gain on sale of loans and leases..................................         1,159            3,807           4,919          12,652
  Asset management fees.............................................         2,479            2,207           8,489           4,987
  Investment banking and brokerage fees.............................         7,956            2,175          19,867          13,142
  Loan servicing income.............................................         1,489            3,326           4,928           9,112
  Gain (loss) on sale of securities.................................         1,833             (571)          3,098            (564)
  Equity in net income of Southern Pacific Funding Corporation......            --               --              --          12,739
  Equity in net income (loss) of Franchise Mortgage Acceptance
   Company..........................................................            --              507             (53)          7,093
  Mark to market on securities and loans held for sale..............          (422)         (42,063)        (25,677)        (40,528)
  Loss on impairment of securities..................................            --         (120,138)             --        (120,138)
  Other income......................................................         4,803            7,407          10,100           9,940
                                                                           -------        ---------        --------       ---------
     Total other income.............................................        19,297         (143,343)         25,671         (91,565)
                                                                           -------        ---------        --------       ---------
  Total net revenue.................................................        34,704         (123,766)         62,242         (24,473)
                                                                           -------        ---------        --------       ---------
Expenses:
  Personnel expense.................................................        11,822           15,494          36,497          38,629
  Commission expense................................................         2,397            2,291           7,986           6,969
  Amortization of servicing rights..................................            78              437           4,116           1,138
  Occupancy expense.................................................         1,347            1,604           4,046           4,308
  Net expense (income) of other real estate owned...................           240             (671)          1,138            (742)
  Professional services.............................................         2,141            3,344           8,068           7,971
  Telephone and other communications................................           890            1,479           2,821           2,637
  Amortization of goodwill..........................................           753              585           2,306           1,901
  Provision for loss on repurchase of former mortgage banking
   loans............................................................            --            4,750              --           4,750
  General and administrative expense................................         5,565           10,019          18,948          21,466
                                                                           -------        ---------        --------       ---------
     Total expenses.................................................        25,233           39,332          85,926          89,027
                                                                           -------        ---------        --------       ---------
  Income (loss) from continuing operations before income taxes,
    minority interest and extraordinary item........................         9,471         (163,098)        (23,684)       (113,500)
  Income taxes......................................................         3,530          (64,516)        (10,453)        (46,155)
  Minority interest in income (loss) of consolidated subsidiaries...           646           (1,808)            613          (1,574)
                                                                           -------        ---------        --------       ---------
  Income (loss) from continuing operations..........................         5,295          (96,774)        (13,844)        (65,771)
  Operating loss from discontinued operations of AMN, net of
   income taxes.....................................................          (722)          (1,390)           (722)         (3,232)
   Loss on Disposal of AMN, including provision of $3.7 million for operating losses during phase-out period (less applicable
    income taxes of $7.5 million)...................................            --          (11,276)             --         (11,276)
                                                                           -------        ---------        --------       ---------
  Income (loss) before extraordinary item...........................         4,573         (109,440)        (14,566)        (80,279)
  Extraordinary item--Gain on early extinguishment of debt,
   net of income taxes..............................................         3,670               --           3,670              --
                                                                           -------        ---------        --------       ---------
     Net income (loss)..............................................       $ 8,243        $(109,440)       $(10,896)      $ (80,279)
                                                                           =======        =========        ========       =========
Comprehensive income:
    Other comprehensive income (loss), net..........................           352            2,851           3,376          (1,899)
                                                                           -------        ---------        --------       ---------
    Comprehensive income (loss).....................................       $ 8,595        $(106,589)       $ (7,520)      $ (82,178)
                                                                           =======        =========        ========       =========
Basic income per share:
  Income (loss) from continuing operations..........................       $  0.16        $   (2.50)       $  (0.40)      $   (1.70)
  Operating loss from discontinued operations, net of income
   taxes............................................................         (0.02)           (0.04)          (0.02)          (0.08)
  Loss on disposal of AMN, net of income taxes......................           --             (0.29)             --           (0.29)
  Extraordinary item--Gain on early extinguishment of debt,
   net of income taxes..............................................          0.11               --            0.11              --
                                                                           -------        ---------        --------       ---------
  Net income (loss) per common share................................       $  0.25        $   (2.83)       $  (0.31)      $   (2.07)
                                                                           =======        =========        ========       =========
Diluted income per share:
  Income (loss) from continuing operations..........................       $  0.16        $   (2.50)       $  (0.40)      $   (1.70)
  Operating loss from discontinued operations, net of
   income taxes.....................................................         (0.02)           (0.04)          (0.02)          (0.08)
  Loss on disposal of AMN, net of income taxes......................           --             (0.29)             --           (0.29)
    Extraordinary item--Gain on early extinguishment
     of debt, net of income taxes...................................          0.10               --            0.11              --
                                                                           -------        ---------        --------       ---------
  Net income (loss) per common share................................       $  0.24        $   (2.83)       $  (0.31)      $   (2.07)
                                                                           =======        =========        ========       =========

          See accompanying notes to consolidated financial statements

                         IMPERIAL CREDIT INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                           Nine months Ended September 30,
                                                                                           -------------------------------
                                                                                                1999               1998
                                                                                                ----               ----
                                                                                                  (In thousands)
Cash flows from operating activities:
  (Loss) from continuing operations...................................................        $ (13,844)        $ (65,771)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Cash used in discontinued operations..............................................           (6,075)           (4,861)
    Provision for loan and lease losses...............................................           28,130            16,800
    Mark to market on securities and loans held for sale..............................           25,677            40,528
    Provision for loss on repurchase of former mortgage banking operations............               --             4,750
    Loss on impairment of securities..................................................               --           120,138
    Depreciation......................................................................            3,300             2,600
    Amortization of goodwill..........................................................            2,306             1,901
    Amortization of servicing rights..................................................            4,116             1,138
    Accretion of discount.............................................................           (3,163)           (4,844)
    Gain on sale of loans and leases..................................................           (4,919)          (12,652)
    Gain (loss) on sale of securities.................................................           (3,098)              564
    Equity in net income of SPFC......................................................               --           (12,739)
    Equity in net loss (income) of FMC................................................               53            (7,093)
    Loss on sale of OREO..............................................................              631               501
    Writedowns (recovery) on OREO.....................................................              236            (1,515)
    Originations of loans held for sale...............................................         (336,200)         (514,900)
    Sales and collections on loans held for sale......................................          322,319           322,650
    Purchase of trading securities....................................................           (5,000)          (39,210)
    Sale of trading securities........................................................          100,089            79,751
    Net change in accrued interest receivable.........................................            1,434            (1,412)
    Net change in retained interest in loan and lease securitizations.................           (4,306)           (4,713)
    Other, net........................................................................            8,242           (51,137)
                                                                                              ---------         ---------
  Net cash provided by (used in) operating activities.................................          119,928          (129,526)
                                                                                              ---------         ---------
  Cash flows from investing activities:
    Net (increase) decrease in interest bearing deposits..............................           (4,393)           89,551
    Purchases of securities available for sale........................................          (13,222)          (16,827)
    Sale of securities available for sale.............................................            4,875             8,309
    Proceeds from sale of Impac Mortgage Holdings stock...............................           10,364               415
    Proceeds from sale of ICCMIC stock................................................            5,437                --
    Purchase of stock in Federal Home Loan Bank.......................................           (1,983)               --
    Redemption of stock in Federal Home Loan Bank.....................................               --             1,209
    Increase in loans held for investment.............................................          (14,968)         (101,711)
    Proceeds from sale of other real estate owned.....................................            8,399             9,428
    Purchases of premises and equipment...............................................           (2,855)           (5,769)
                                                                                              ---------         ---------
  Net cash used in investing activities...............................................           (8,346)          (15,395)
                                                                                              ---------         ---------
  Cash flows from financing activities:
    Net (decrease) increase in deposits...............................................         (139,596)          555,375
    Advances from Federal Home Loan Bank..............................................           30,000            44,500
    Repayments of advances from Federal Home Loan Bank................................          (50,000)          (69,500)
    Net change in other borrowings....................................................         (101,050)         (124,297)
     Proceeds from issuance of mandatorily redeemable cumulative preferred
      stock...........................................................................           30,000                --
     Repurchase of common stock.......................................................          (29,460)          (23,499)
     Repurchase of Senior Notes.......................................................          (17,308)               --
     Repurchase of company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the
      company.........................................................................           (6,628)               --
    Net change in minority interest...................................................           (1,685)              (88)
    Proceeds from exercise of stock options...........................................              110               989
                                                                                              ---------         ---------
  Net cash (used in) provided by financing activities.................................         (285,617)          383,480
                                                                                              ---------         ---------
  Net change in cash..................................................................         (174,035)          238,559
  Cash at beginning of period.........................................................          297,772            45,379
                                                                                              ---------         ---------
  Cash at end of period...............................................................        $ 123,737         $ 283,938
                                                                                              =========         =========

          See accompanying notes to consolidated financial statements

                        IMPERIAL CREDIT INDUSTRIES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (unaudited)

                                                                                       Shares held      Unrealized
                                                                                       in deferred    gain (loss) on
                                              Number of                                 executive       securities         Total
                                                shares        Common      Retained    compensation      available      Shareholders'
                                             outstanding      Stock       earnings        plan        for sale, net        equity
                                             ------------   ----------   ----------   ------------    -------------    -------------
Balance, December 31, 1998................        36,786     $129,609     $101,265           $3,833         $(1,186)       $233,521
Exercise of stock options.................            39          110           --               --              --             110
Repurchase and retirement of stock........        (3,682)     (29,460)          --               --              --         (29,460)
Purchase of stock held in deferred
 executive compensation plan..............            --       (3,331)          --            3,331              --              --
Decrease in unrealized loss on
 securities available for sale, net.......            --           --           --               --           3,376           3,376
Net loss for the nine months ended
 September 30, 1999.......................            --           --      (10,896)              --              --         (10,896)
                                                  ------     --------     --------           ------         -------        --------
Balance, September 30, 1999...............        33,143     $ 96,928     $ 90,369           $7,164         $ 2,190        $196,651
                                                  ======     ========     ========           ======         =======        ========

          See accompanying notes to consolidated financial statements

                        IMPERIAL CREDIT INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  Organization

  Imperial Credit Industries, Inc., was incorporated in 1991 in the State of California. The consolidated financial statements include Imperial Credit Industries, Inc. ("ICII"), and its wholly or majority owned consolidated subsidiaries (collectively, the "Company"). The wholly-owned subsidiaries include but are not limited to Southern Pacific Bank ("SPB"), Imperial Business Credit Inc. ("IBC"), Imperial Credit Commercial Asset Management Corporation ("ICCAMC"), Imperial Credit Lender Services, Inc. ("ICLS") formerly Statewide Documentation, Inc. and Imperial Credit Asset Management, Inc. ("ICAM"). Imperial Capital Group, LLC ("ICG") is a majority owned consolidated subsidiary which is approximately 60% owned by the Company and approximately 40% owned by ICG's management. Prior to November 1, 1999, the Company held a significant equity interest in a publicly traded company - Franchise Mortgage Acceptance Company ("FMC") (Nasdaq Symbol: FMAX) (See Note
12. - "Subsequent Events - FMAX Transaction"). All material inter-company balances and transactions with consolidated subsidiaries have been eliminated.

2.  Basis of Presentation

  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 1998.

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

3.   Net Income (Loss) Per Share Information

  The following table reconciles the number of shares used in the computations of basic and diluted income (loss) per share for the quarter and nine months ended September 30, 1999 and 1998:

                                                                                For the                 For the nine month
                                                                      quarter ended September 30,   period ended September 30,
                                                                          1999           1998           1999           1998
                                                                          ----           ----           ----           ----
  Weighted-average common shares outstanding during the
    year used to compute basic income (loss) per share.............     33,142,832     38,604,536     34,974,789     38,699,267
  Assumed common shares issued on exercise of stock
    options........................................................        992,742             --             --             --
                                                                        ----------     ----------     ----------     ----------
  Number of common shares used to compute diluted income
    (loss) per share...............................................     34,135,574     38,604,536     34,974,789     38,699,267
                                                                        ==========     ==========     ==========     ==========

4.   Comprehensive Income (Loss)

  Our comprehensive income (loss) is comprised of net income plus the change in the unrealized gain (loss) on securities available for sale, net for all periods reported. Comprehensive income (loss) for the quarter and nine months ended September 30, 1999 totaled $8.6 million and ($7.5) million, as compared to ($106.6) million and ($82.2) million for the same periods last year, respectively. Accumulated other comprehensive income, consisting of the net unrealized gain on securities available for sale at September 30, 1999 was $2.2 million as compared to an unrealized loss of $27,000 at September 30, 1998.

                        IMPERIAL CREDIT INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

5.  Discontinued Operations

  During the quarter ended September 30, 1998, management decided to cease operations at Auto Marketing Network, Inc. ("AMN"). Accordingly, a disposal plan was formulated, whereby the daily operations of AMN were terminated over a two-month period.

  For the quarter ended September 30, 1999, AMN incurred additional operating losses of $722,000, net of income taxes, primarily related to legal expenses and mark-to-market adjustments on AMN securities.

  The net assets of AMN's discontinued operations were as follows: (In thousands)

                                   At September 30,       At December 31,
                                   ----------------       ---------------
                                         1999                   1998
                                         ----                   ----
Loans held for sale, net               $ 5,951                $15,161
Securities held for sale                 8,303                  7,844
Retained interest in loan
 securitizations                        12,149                 11,280

Income taxes receivable                 12,367                 10,725
Other assets                             3,116                  1,802
                                       -------                -------
  Total AMN net assets                 $41,886                $46,812
                                       =======                =======

  At September 30, 1999, AMN had no outstanding warehouse lines of credit. At December 31, 1998 AMN's $9.2 million warehouse line of credit with Greenwich Capital Financial is classified as other borrowings in the consolidated financial statements.

  Total non-performing AMN loans were $1.6 million at September 30, 1999 as compared to $4.6 million at December 31, 1998. AMN ceased originating loans during the third quarter of 1998. AMN originated $2.7 million and $10.8 million in sub-prime auto loans during the quarter and nine months ended September 30, 1998.

6.   Loan and Lease Commitments


  At September 30, 1999, our consolidated lending commitments were as follows:
(In thousands)

                                          Commitment          Funded           Unfunded
Type of Lending Commitment                  Amount            Amount          Commitment
--------------------------                ----------       -----------        ----------
Loan and line commitments                 $2,607,987        $1,318,365         $1,289,622
Standby letters of credit                     18,221                --             18,221
Commercial letters of credit                     257                --                257
                                          ----------        ----------         ----------
                                          $2,626,465        $1,318,365         $1,308,100
                                          ==========        ==========         ==========

7.   Loans and Leases Held for Sale

  Loans held for sale consisted of the following at September 30, 1999 and December 31, 1998:

                                                                              At September 30,   At December 31,
                                                                              ----------------   ----------------
                                                                                    1999               1998
                                                                                    ----               ----
                                                                                        (In thousands)
     Loans secured by real estate:
        One-to-four family.................................................        $ 15,721           $ 71,189
        Multi-family and commercial........................................         271,460            143,763
                                                                                   --------           --------
                                                                                    287,181            214,952

     Automobile loans......................................................              --             64,337
     Installment loans.....................................................          15,989             29,384
     Leases................................................................           9,891             10,388
                                                                                   --------           --------
                                                                                   $313,061           $319,061
                                                                                   ========           ========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

8.  Equity Interest in Franchise Mortgage Acceptance Company ("FMC")

   As of September 30, 1999, we owned 11,023,492 shares of FMC common stock. Effective July 1, 1999, we began accounting for this investment under the cost method of accounting. Previously, we accounted for our investment in FMC under the equity method of accounting. We changed our method of accounting for FMC since we determined that we did not have the ability to exercise significant influence over FMC, and the quarterly results of FMC were not made available, and are not expected to be made available to our company. In November 1999 we sold substantially all of our shares of FMC common stock and the Bay View common stock we received in the FMC/Bay View merger resulting in a gain of approximately $30.1 million. (See Footnote 12. - "Subsequent Events - FMAX Transaction.")

9.  Repurchase of Long Term Debt

   During the quarter ended September 30, 1999, we repurchased $16.1 million, $6.1 million and $8.3 million of our Senior Notes due 2007, 2004 and our Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Debentures of the Company ("ROPES"), respectively, resulting in an extraordinary gain relating to the early extinguishment of debt of $3.7 million or $0.10 diluted net income per share for the quarter ended September 30, 1999 and $0.11 diluted net income per share for the nine months ended September 30, 1999. The repurchase of our long term debt through September 30, 1999 will result in annual interest savings before income taxes of $3.1 million, or $0.06 per diluted share after income taxes. (See Footnote 12.--"Subsequent events-Additional Repurchases of Senior Notes")

10. Deferred Executive Compensation Plan

  On July 1, 1998 we established a deferred executive compensation plan. During the quarter ended September 30, 1999, our management and directors made net investments of $369,000 with the plan's trustee who acquired 76,516 shares of common stock at an average price of $4.82 per share. From the plan's inception through September 30, 1999, our management and directors made net investments of $7.2 million with the plan's trustee who acquired 810,759 shares of common stock at an average price of $8.84 per share. All shares acquired by the plan's trustee are acquired for the benefit of the Company's participating management and directors.

                        IMPERIAL CREDIT INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

11.   Business Segments

  Business segment financial information is reported on the basis that is used internally by management in making decisions related to resource allocation and segment performance. Our reportable segments are operated and managed as strategic business units and are organized based on products and services. Business units operated at different locations are aggregated for reporting purposes when their products and services are similar. Our operations are divided into ten business segments as follows:

       1.   Loan Participation and Investment Group                  6.   Imperial Business Credit
       2.   Coast Business Credit                                    7.   De-emphasized/Discontinued/Exited Businesses
       3.   Imperial Warehouse Finance (Formerly PrinCap             8.   Equity Interests
            Mortgage Warehouse, Inc.)
       4.   Income Property Lending Division                         9.   Asset Management Activities
       5.   Imperial Capital Group, LLC                             10.   Other Core Operations

  The following is a summary of our results of operations by business line for the quarter and nine months ended September 30, 1999 as compared to September 30, 1998.

                                                           At or for the quarter ended September 30,
                                                           -----------------------------------------
                                                                        (In thousands)
                                                                        --------------

                                   External Net            Net Revenue          Net Income (Loss)
                              -----------------------      From Other           From Continuing
                                      Revenue            Operating Units           Operations                 Total Assets
                              -----------------------   -----------------   -------------------------   -------------------------
Business Line                   1999         1998        1999      1998        1999          1998          1999          1998
-------------                 ---------   -----------   -------   -------   ----------   ------------   -----------   -----------
Coast Business Credit          $13,072     $   8,079     $  --     $  --      $ 4,338       $  1,419    $  707,640    $  620,426
Imperial Warehouse Finance       2,270         2,720        --        --          939          1,112       154,985       174,151
Income Property Lending          2,496         4,765        --        --          313          1,157       284,900       122,650
Imperial Business Credit         1,545          (774)     (343)      123         (936)        (2,031)       44,293        43,335
Loan Participation and
 Investment Group               (1,906)        2,121        --        --       (1,384)           917       272,696       187,129

Imperial Capital Group, LLC      7,873         3,247        --        --          967         (1,808)        9,139         5,537
Asset Management Activities      2,473         1,505       (66)      (99)          69           (197)        3,096         2,808
Other Core Operations            2,380       (48,634)     (224)      114         (125)       (34,486)      205,185       229,908
Equity Interests                  (142)      (81,999)       --        --         (130)       (49,231)       59,554        62,305
De-emphasized/Discontinued
 /Exited Businesses              4,430       (13,796)      633      (138)       1,155        (13,197)      425,587       907,938
Eliminations                       213        (1,000)       --        --           89           (429)      (56,575)      (30,875)
                               -------     ---------     -----     -----      -------       --------    ----------    ----------
Net income (loss) from
 continuing operations         $34,704     $(123,766)    $  --     $  --      $ 5,295       $(96,774)   $2,110,500    $2,325,312
                               =======     =========     =====     =====      =======       ========    ==========    ==========

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                           At or for the nine months ended September 30,
                                           ---------------------------------------------

                                                             Net Revenue        Net Income (Loss)
                                                             From Other          From Continuing
        (In thousands)            External Net Revenue     Operating Units         Operations               Total Assets
        --------------           ----------------------   -----------------   ---------------------   -------------------------
Business Line                      1999         1998       1999      1998       1999        1998         1999          1998
-------------                    ---------   ----------   -------   -------   ---------   ---------   -----------   -----------
Coast Business Credit             $24,202     $ 29,496    $   --    $   --    $  4,663    $  8,673    $  707,640    $  620,426
Imperial Warehouse Finance          3,315        7,066        --        --         832       2,911       154,985       174,151
Income Property Lending             9,067       13,469        --        --       1,355       2,946       284,900       122,650
Imperial Business Credit            5,947        7,156      (913)     (740)     (1,781)     (1,217)       44,293        43,335
Loan Participation and
 Investment Group                   1,995        6,862        --        --         514       3,072       272,696       187,129
Imperial Capital Group, LLC        19,468       13,089        --        --         780      (1,353)        9,139         5,537
Asset Management Activities         8,073        4,577      (191)     (133)        313         760         3,096         2,808
Other Core Operations              (1,906)     (50,791)      395     1,513      (5,390)    (37,298)      205,185       229,908
Equity Interests                    1,020      (62,477)       --        --         438     (36,744)       59,554        62,305
De-emphasized/Discontinued
 /Exited Businesses                (8,939)       7,080       709      (640)    (15,568)     (7,521)      425,587       907,938
Eliminations                           --           --        --        --          --          --       (56,575)      (30,875)
                                  -------     --------     -----    ------    --------    --------    ----------    ----------
External net revenue and net
 (loss) from continuing
 operations                       $62,242     $(24,473)    $  --    $   --    $(13,844)   $(65,771)   $2,110,500    $2,325,312
                                  =======     ========     =====    ======    ========    ========    ==========    ==========

  Our parent company had provided outstanding inter-company subordinated debt to SPB of $35.0 million and ICG of $5.6 million at September 30, 1999. All inter-company receivables and payables including corresponding interest income and expense are eliminated in consolidation. Additionally, our investments in subsidiaries and inter-company management fees are included in eliminations. The net income (loss) for each business line includes inter-company allocations for administrative expenses including human resources, legal, accounting and insurance.

12.  Subsequent Events
Imperial Credit Commercial Mortgage Investment Company ("ICCMIC") Transaction
  On October 18, 1999, ICCMIC reported that the 60-day market check period during which ICCMIC was permitted to conduct an unrestricted solicitation of potentially superior proposals pursuant to the previously announced merger agreement with our company had expired. The special committee of ICCMIC's board of directors, comprised of ICCMIC's four independent directors, with advice from Prudential Securities Incorporated, determined that none of the proposals received during the 60-day market check period was superior to the proposed merger transaction with our company. The merger agreement provides that ICCMIC retains the ability to consider superior proposals, if any, received on an unsolicited basis. Upon completion of the proposed merger, ICCMIC's stockholders (other than ICII) will receive $11.57 in cash per share. The final purchase price was determined based on the Company's offer of $11.50 per share, plus a price adjustment of $.07 per share in connection with the results of an appraisal of ICII's management contract. The proposed merger is expected to be
completed by early 2000.    ICCMIC is a commercial mortgage real estate
investment trust that has 28,500,000 outstanding common shares and total assets of approximately $700 million at September 30, 1999. We own 2,570,000 shares of ICCMIC, or 9.0% of ICCMIC's outstanding common stock, and 100% of the company ("ICCAMC") that managed ICCMIC's operations and assets through October 22, 1999.

  Additionally, the management agreement with ICCAMC was terminated at the close of business on October 22, 1999, and ICCMIC has internalized its management. ICCMIC, with the consent of ICCAMC, hired all of ICCAMC's employees to run ICCMIC's operations on an internalized basis. Based on the results of ICCAMC's operations for the nine months ended September 30, 1999, we expect the internalization of the ICCMIC management contract to result in a decrease in annual revenues to our company of approximately $7.0 million, and approximate decreases in annual income before income taxes and annual net income of $3.5 million, and $2.1 million, respectively.

                        IMPERIAL CREDIT INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

FMAX Transaction

  On November 1, 1999, the merger between FMC and Bay View was completed. We received $27.7 million in cash and 4.4 million shares of Bay View common stock from the sale and exchange of our 38.3% interest in FMC. On November 5, 1999, we announced the sale of 4,342,451 shares of our Bay View common stock. As a result of these transactions, we received approximately $86.3 million in total cash proceeds. We expect to report a total pre-tax gain from both transactions of $30.1 million, resulting in an approximate net after tax gain of $0.55 per diluted share in the quarter ending December 31, 1999.

Additional Repurchases of Senior Notes

  Subsequent to September 30, 1999, we repurchased an additional $12.6 million of Senior Notes. The repurchase resulted in an extraordinary gain, net of taxes of approximately $1.5 million or $0.05 per diluted share, which we expect to report in the quarter ending December 31, 1999. The repurchase of the Senior Notes will result in annual interest savings before income taxes of $1.3 million, or $0.02 per diluted share after income taxes.

Repurchase of Preferred Stock

  In November 1999, we repurchased and retired $30.0 million of the Series B 11.5% Mandatorily Redeemable Cumulative Preferred Stock, no par value. The repurchase resulted in an extraordinary loss, net of income taxes of approximately $1.2 million or $0.04 per diluted share, which we expect to report in the quarter ending December 31, 1999. The repurchase of the Preferred Stock will result in annual interest savings before income taxes of $4.4 million, or $0.13 per diluted share after income taxes.

Lewis Horwitz Organization Acquisition

  On October 1, 1999 we acquired the Lewis Horwitz Organization ("LHO") located in Los Angeles, California in an asset purchase transaction. LHO is an internationally recognized commercial finance company engaged in providing financing for independent motion picture and television productions. LHO typically lends to independent producers of film and television programs on a senior secured basis, basing its credit decisions on the creditworthiness and reputation of distributors and sales agents who have contracted to distribute the films or television productions. We believe this acquisition continues our strategy of investing in companies that create commercial finance opportunities and diversification of our lending activities.

                        IMPERIAL CREDIT INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

13.  Consolidating Financial Information

  The following represents condensed consolidating financial information at September 30, 1999 and December 31, 1998, and for the nine months ended September 30, 1999 and 1998, with respect to the financial position, results of operations and cash flows of our company and our wholly-owned and majority-owned subsidiaries. On January 17, 1997, we sold $200.0 million of 9.875% Senior Notes due 2007 and on June 9, 1997, we sold $70.0 million of 10.25% ROPES, of which $183.9 million and $61.8 million are outstanding as of September 30, 1999, respectively. As of September 30, 1999, the 9.875% Senior Notes and the ROPES are guaranteed by five of our wholly owned subsidiaries, IBC, ICAI, ICCAMC, Imperial Credit Worldwide ("ICW") and AMN (the "Guarantor Subsidiaries").
As of September 30, 1999, the non-guarantor subsidiaries are SPB, ICG and Imperial Credit Capital Trust I ("ICCTI"). Each of the guarantees is full and unconditional and joint and several. The summarized consolidated financial information is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors as we have determined that such information is not material to investors. None of the subsidiary guarantors is restricted from making distributions to our parent company.

                     CONSOLIDATING CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 1999

                                                                                           Non-
                                                                         Guarantor       Guarantor
                                                             ICII      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                          ----------   -------------   -------------   -------------   ------------
                                                                                       (In thousands)
                          ASSETS
                          ------
Cash....................................................   $ 23,805        $     --      $  121,185       $ (21,253)     $  123,737
Interest bearing deposits...............................      6,396              --            (588)             --           5,808
Investment in Federal Home Loan Bank stock..............         --              --           6,864              --           6,864
Trading and available for sale securities...............     94,709          10,995          50,635         (13,000)        143,339
Loans and leases held for sale..........................      1,604           9,891         301,566              --         313,061
Loans and leases held for investment, net...............     43,097           9,266       1,291,473         (42,700)      1,301,136
Equity interest in FMC..................................     56,182              --              --              --          56,182
Servicing rights........................................         --             607              --              --             607
Retained interest in loan and lease securitizations.....         --          21,915              --              --          21,915
Investment in subsidiaries..............................    269,276              --              --        (269,276)             --
Goodwill................................................         --          15,891          19,301              --          35,192
Net assets of discontinued operations...................     48,613          (6,727)             --              --          41,886
Other assets............................................    (12,879)         48,393          26,134            (875)         60,773
                                                           --------        --------      ----------       ---------      ----------
  Total assets..........................................   $530,803        $110,231      $1,816,570       $(347,104)     $2,110,500
                                                           ========        ========      ==========       =========      ==========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Deposits................................................  $      --        $    506      $1,592,479       $ (21,253)     $1,571,732
Other borrowings........................................      1,220           7,701          35,875         (43,576)          1,220
Company obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 debentures of the company ("ROPES")....................     63,915          (2,165)             --              --          61,750


Senior Notes............................................    197,763              --              --              --         197,763
Minority interest in consolidated subsidiaries..........       (628)             --              88           2,072           1,532
Other liabilities.......................................     41,882           9,454          (1,484)             --          49,852
                                                           --------        --------      ----------       ---------      ----------
  Total liabilities.....................................    304,152          15,496       1,626,958         (62,757)      1,883,849
                                                           --------        --------      ----------       ---------      ----------
Series B 11.5% mandatorily redeemable cumulative
 preferred stock........................................     30,000              --              --              --          30,000

Shareholders' equity:
Preferred stock.........................................         --          15,000              --         (15,000)             --
Common stock............................................     96,928         118,204         114,214        (232,418)         96,928
Retained earnings.......................................     90,369         (45,633)         75,629         (29,996)         90,369
Shares held in executive deferred compensation plan.....      7,164           7,164              --          (7,164)          7,164
Accumulated other comprehensive income (loss)...........      2,190              --            (231)            231           2,190
                                                           --------        --------      ----------       ---------      ----------
  Total shareholders' equity............................    196,651          94,735         189,612        (284,347)        196,651
                                                           --------        --------      ----------       ---------      ----------
  Total liabilities and shareholders' equity............   $530,803        $110,231      $1,816,570       $(347,104)     $2,110,500
                                                           ========        ========      ==========       =========      ==========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                     CONSOLIDATING CONDENSED BALANCE SHEET

                               DECEMBER 31, 1998

                                                                                          Non-
                                                                        Guarantor       Guarantor
                                                            ICII      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                         ----------   -------------   -------------   -------------   -------------
                                                                                       (In thousands)
                          ASSETS
                          ------
Cash....................................................  $  3,224        $    725      $  296,259       $  (2,436)     $  297,772
Interest bearing deposits...............................     2,281             423          (1,289)             --           1,415
Investment in Federal Home Loan Bank stock..............        --              --           4,657              --           4,657
Trading and available for sale securities...............   118,622           8,421         113,723         (10,000)        230,766
Loans and leases held for sale..........................     1,698          33,160         284,203              --         319,061
Loans and leases held for investment, net...............    45,029           7,467       1,302,599         (35,000)      1,320,095
Equity interest in FMC..................................    56,334              --              --              --          56,334
Servicing rights........................................        --             365           3,964              --           4,329
Retained interest in loan and lease securitizations.....        --          27,011              --              --          27,011
Investment in subsidiaries..............................   276,863              --              --        (276,863)             --
Goodwill................................................        --          16,959          20,539              --          37,498
Net assets of discontinued operations...................    43,624           3,188              --              --          46,812
Other assets............................................    32,248          12,200          28,910          (1,925)         71,433
                                                          --------        --------      ----------       ---------      ----------
  Total assets..........................................  $579,923        $109,919      $2,053,565       $(326,224)     $2,417,183
                                                          ========        ========      ==========       =========      ==========
                    LIABILITIES AND
                  SHAREHOLDERS' EQUITY
                  --------------------
Deposits................................................  $     --        $     --      $1,713,765       $  (2,437)     $1,711,328
Borrowings from FHLB....................................        --              --          20,000              --          20,000
Other borrowings........................................    20,481          15,097         103,617         (36,925)        102,270
Company obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 debentures of the company ("ROPES")....................    72,165          (2,165)             --              --          70,000
Senior Notes............................................   219,858              --              --              --         219,858
Minority interest in consolidated subsidiaries..........      (628)          2,109             133           1,603           3,217
Other liabilities.......................................    34,526           7,253          15,210              --          56,989
                                                          --------        --------      ----------       ---------      ----------
  Total liabilities.....................................   346,402          22,294       1,852,725         (37,759)      2,183,662
                                                          --------        --------      ----------       ---------      ----------
Shareholders' equity:
Preferred stock.........................................        --          12,000              --         (12,000)             --
Common stock............................................   129,609         135,279         114,258        (249,537)        129,609
Retained earnings.......................................   101,265         (63,487)         86,582         (23,095)        101,265
Shares held in deferred executive compensation plan.....     3,833           3,833              --          (3,833)          3,833
Accumulated other comprehensive loss....................    (1,186)             --              --              --          (1,186)
                                                          --------        --------      ----------       ---------      ----------
  Total shareholders' equity............................   233,521          87,625         200,840        (288,465)        233,521
                                                          --------        --------      ----------       ---------      ----------
  Total liabilities and shareholders' equity............  $579,923        $109,919      $2,053,565       $(326,224)     $2,417,183
                                                          ========        ========      ==========       =========      ==========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                    CONSOLIDATING CONDENSED INCOME STATEMENT

                      NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                                           Non-
                                                                         Guarantor       Guarantor
                                                             ICII      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                          ----------   -------------   -------------   -------------   -------------
                                                                                        (In thousands)
Revenue:
Interest income.........................................   $ 12,962         $ 8,003        $137,337         $(3,511)       $154,791
Interest expense........................................     23,767           1,292          68,542          (3,511)         90,090
                                                           --------         -------        --------         -------        --------
Net interest income.....................................    (10,805)          6,711          68,795              --          64,701
Provision for loan and lease losses.....................        210              90          27,830              --          28,130
                                                           --------         -------        --------         -------        --------
  Net interest (expense) income after provision for
   loan and lease losses................................    (11,015)          6,621          40,965              --          36,571
                                                           --------         -------        --------                        --------
Gain on sale of loans and leases........................         20           3,117           1,782              --           4,919
Asset management fees...................................         --           8,489              --              --           8,489
Investment banking and brokerage fees...................         --              --          19,867              --          19,867
Loan servicing (expense) income.........................        (69)          2,947           2,050              --           4,928
Gain on sale of securities..............................      1,343             148           1,607              --           3,098
Equity in net loss of FMC...............................        (53)             --              --              --             (53)
Mark to market on securities and loans held for sale....      6,373          (7,371)        (24,679)             --         (25,677)
Dividends received from subsidiaries....................      2,007              --              --          (2,007)             --
Other income............................................      1,473           2,428           6,199              --          10,100
                                                           --------         -------        --------         -------        --------
  Total other income....................................     11,094           9,758           6,826          (2,007)         25,671
                                                           --------         -------        --------         -------        --------
     Total net revenue..................................         79          16,379          47,791          (2,007)         62,242
                                                           --------         -------        --------         -------        --------
Expenses:
Personnel and commission expense........................      1,324          10,877          32,282              --          44,483
Amortization of servicing rights........................         --             152           3,964              --           4,116
Occupancy expense.......................................        491             660           2,895              --           4,046
Net expense of other real estate owned..................          6             654             478              --           1,138
Professional services...................................      2,425           1,947           3,696              --           8,068
Telephone and other communications......................         91             461           2,269              --           2,821
Amortization of goodwill................................         --           1,068           1,238              --           2,306
General and administrative expense......................      1,791           2,616          14,541              --          18,948
                                                           --------         -------        --------                        --------
  Total expenses........................................      6,128          18,435          61,363              --          85,926
                                                           --------         -------        --------         -------        --------
Loss before income taxes, minority interest, and equity
 in undistributed income of subsidiaries................     (6,049)         (2,056)        (13,572)         (2,007)        (23,684)
Income taxes............................................     (3,274)           (985)         (6,194)             --         (10,453)
Minority interest in income (loss) of
   consolidated subsidiaries............................        703             (49)            (21)            (20)            613
                                                           --------         -------        --------         -------        --------
Loss before discontinued operations.....................     (3,478)         (1,022)         (7,357)         (1,987)        (13,844)
Loss from discontinued operations.......................         --            (722)             --              --            (722)
Extraordinary item-gain on early extinguishment of debt,
 net of income taxes....................................      3,670              --              --              --           3,670
Equity in undistributed (loss) income of consolidated
 subsidiaries...........................................    (11,088)             --              --          11,088              --
                                                           --------         -------        --------         -------        --------
  Net (loss) income.....................................   $(10,896)        $(1,744)       $ (7,357)        $ 9,101        $(10,896)
                                                           ========         =======        ========         =======        ========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                    CONSOLIDATING CONDENSED INCOME STATEMENT

                      NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                                           Non-
                                                                         Guarantor       Guarantor
                                                             ICII      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                          ----------   -------------   -------------   -------------   -------------
                                                                                        (In thousands)
Revenue:
Interest income.........................................  $  23,132       $   8,531        $145,053         $(3,351)      $ 173,365
Interest expense........................................     22,751             547          69,526          (3,351)         89,473
                                                          ---------        --------        --------    ------------       ---------
Net interest income.....................................        381           7,984          75,527              --          83,892
Provision for loan and lease losses.....................      4,500           1,300          11,000              --          16,800
                                                          ---------        --------        --------    ------------       ---------
  Net interest (expense) income after provision for
   loan and lease losses................................     (4,119)          6,684          64,527              --          67,092
                                                          ---------        --------        --------    ------------       ---------
Gain on sale of loans and leases........................         46           3,977           8,629              --          12,652
Asset management fees...................................         --           4,987              --              --           4,987
Investment banking fees.................................         --              --          13,142              --          13,142
Loan servicing (expense) income.........................       (489)          3,847           5,754              --           9,112
Loss on sale of securities..............................       (198)            (50)           (316)             --            (564)
Equity in net income of SPFC............................     12,739              --              --              --          12,739
Equity in net income of FMC.............................      7,093              --              --              --           7,093
Mark to market on securities and loans held for sale....     (7,087)        (13,688)        (19,753)             --         (40,528)
Loss on impairment of securities........................   (120,138)             --              --              --        (120,138)
Other income (expense)..................................        178            (181)          9,943              --           9,940
                                                          ---------        --------        --------    ------------       ---------
  Total other income....................................   (107,856)         (1,108)         17,399              --         (91,565)
                                                          ---------        --------        --------    ------------       ---------
     Total net revenues.................................   (111,975)          5,576          81,926              --         (24,473)
                                                          ---------        --------        --------    ------------       ---------
Expenses:
Personnel and commission expense........................      3,847           6,952          34,799              --          45,598
Amortization of servicing rights........................         --              --           1,138              --           1,138
Occupancy expense.......................................        956             714           2,638              --           4,308
Net income of other real estate owned...................       (524)            (55)           (163)             --            (742)
Professional services...................................      2,567           1,648           3,756              --           7,971
Telephone and other communications......................        261             334           2,042              --           2,637
Amortization of goodwill................................         --             713           1,188              --           1,901
Provision for loan repurchases..........................      4,750              --                              --           4,750
General and administrative expense......................      2,335           2,669          16,462              --          21,466
                                                          ---------        --------        --------    ------------       ---------
  Total expenses........................................     14,192          12,975          61,860              --          89,027
                                                          ---------        --------        --------    ------------       ---------
(Loss) income before income taxes, minority interest,
 discontinued operations and extraordinary item.........   (126,167)         (7,399)         20,066              --        (113,500)
Income taxes............................................    (56,203)            (32)         10,080              --         (46,155)
Minority interest in (loss) income of
 consolidated subsidiaries..............................         --             (78)             39          (1,535)         (1,574)
                                                          ---------        --------        --------    ------------       ---------
(Loss) income before discontinued operations............    (69,964)         (7,289)          9,947           1,535         (65,771)
Loss from discontinued operations, net of income taxes..         --          (3,232)             --              --          (3,232)
Loss on disposal of AMN, net of income taxes............         --         (11,276)             --              --         (11,276)
                                                          ---------        --------        --------    ------------       ---------
(Loss) income before equity in undistributed
 income of subsidiaries and extraordinary item..........    (69,964)        (21,797)          9,947           1,535         (80,279)
Equity in undistributed (loss) income of subsidiaries...    (10,315)             --              --          10,315              --
                                                          ---------        --------        --------    ------------       ---------
  Net (loss) income.....................................  $ (80,279)       $(21,797)       $  9,947         $11,850       $ (80,279)
                                                          =========        ========        ========    ============       =========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

               CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                      NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                                           Non-
                                                                                           ----
                                                                         Guarantor       Guarantor
                                                                         ---------       ---------
                                                             ICII      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                           --------    ------------    ------------    ------------    ------------
                                                                                        (In thousands)
Net cash provided by (used in) operating activities....... $ 57,243         $(7,515)      $  63,468        $  6,732       $ 119,928
                                                           --------         -------       ---------        --------       ---------
Cash flows from investing activities:
  Net change in interest bearing deposits.................   (4,115)            423              --            (701)         (4,393)
  Sales of securities available for sale..................    4,875              --              --              --           4,875
  Purchase of securities available for sale...............       --              --         (13,222)             --         (13,222)
  Proceeds from sale of IMH stock.........................    1,515           8,849              --              --          10,364
  Proceeds from sale of ICCMIC stock......................    5,437              --              --              --           5,437
  Net change in loans held for investment.................      (37)         (3,411)        (11,666)            146         (14,968)
  Net change in investment in subsidiaries................   (2,106)             --              --           2,106              --
  Other, net..............................................      847           3,455            (838)             97           3,561
                                                           --------         -------       ---------        --------       ---------
Net cash provided by (used in) investing activities.......    6,416           9,316         (25,726)          1,648          (8,346)
                                                           --------         -------       ---------        --------       ---------
Cash flows from financing activities:
  Net decrease in deposits................................       --              --        (121,286)        (18,310)       (139,596)
  Advances from Federal Home Loan Bank....................       --              --          30,000              --          30,000
  Repayments to the Federal Home Loan Bank................       --              --         (50,000)             --         (50,000)
  Net change in other borrowings..........................  (19,261)         (7,396)        (67,742)         (6,651)       (101,050)
  Proceeds from issuance of mandatorily redeemable
   cumulative preferred stock.............................   30,000              --              --              --          30,000
  Repurchase and retirement of common stock...............  (29,460)             --              --              --         (29,460)
  Repurchase of Senior Notes..............................  (17,308)             --              --              --         (17,308)
  Repurchase of company obligated mandatorily redeemable
   preferred securities of subsidiary trust holding solely
   debentures of the company ("ROPES")....................   (6,628)             --              --              --          (6,628)
  Other, net..............................................     (421)          4,366          (3,789)         (1,731)         (1,575)
                                                           --------         -------       ---------        --------       ---------
Net cash used in financing activities.....................  (43,078)         (3,030)       (212,817)        (26,692)       (285,617)
                                                           --------         -------       ---------        --------       ---------
  Net change in cash......................................   20,581          (1,229)       (175,075)        (18,312)       (174,035)
  Cash at beginning of period.............................    3,224             725         296,259          (2,436)        297,772
                                                           --------         -------       ---------        --------       ---------
  Cash at end of period................................... $ 23,805         $  (504)      $ 121,184        $(20,748)      $ 123,737
                                                           ========         =======       =========        ========       =========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                      NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                                           Non-
                                                                                           ----
                                                                         Guarantor       Guarantor
                                                                         ---------       ---------
                                                             ICII      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                           --------    ------------    ------------    ------------    ------------
                                                                                        (In thousands)
Net cash provided by (used in) operating activities.....   $ 18,077        $(31,480)      $(104,706)       $(11,417)      $(129,526)
                                                           --------        --------       ---------        --------       ---------
Cash flows from investing activities:
  Net change in interest bearing deposits...............     18,396             489          71,200            (534)         89,551
  Purchase of securities available for sale.............    (16,827)             --              --              --         (16,827)
  Proceeds from sale of OREO............................        817           8,385             226              --           9,428
  Net change in loans held for investment...............     11,269          20,074        (105,127)        (27,927)       (101,711)
  Net change in investment in subsidiaries..............    (22,467)             --              --          22,467              --
  Other, net............................................     (1,935)          8,162          (2,464)            401           4,164
                                                           --------        --------       ---------        --------       ---------
Net cash (used in) provided by investing activities.....    (10,747)         37,110         (36,165)         (5,593)        (15,395)
                                                           --------        --------       ---------        --------       ---------
Cash flows from financing activities:
  Net increase in deposits..............................         --              --         521,671          33,704         555,375
  Advances from Federal Home Loan Bank..................         --              --          44,500              --          44,500
  Repayments to the Federal Home
    Loan Bank...........................................         --              --         (69,500)             --         (69,500)
  Net change in other borrowings........................      1,220         (10,926)       (115,653)          1,062        (124,297)
  Retirement of common stock............................    (23,499)             --              --              --         (23,499)
  Other, net............................................        989             (78)             26             (36)            901
                                                           --------        --------       ---------        --------       ---------
Net cash (used in) provided by financing activities.....    (21,290)        (11,004)        381,044          34,730         383,480
                                                           --------        --------       ---------        --------       ---------
  Net change in cash....................................    (13,960)         (5,374)        240,173          17,720         238,559
  Cash at beginning of period...........................     13,229           6,668          43,318         (17,836)         45,379
                                                           --------        --------       ---------        --------       ---------
  Cash at end of period.................................   $   (731)       $  1,294       $ 283,491        $   (116)      $ 283,938
                                                           ========        ========       =========        ========       =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
General

  Imperial Credit Industries, Inc., is a diversified commercial banking company that was incorporated in 1991 in the State of California. Our headquarters are located in Torrance, California. Our business activities are conducted through four wholly owned subsidiaries: Southern Pacific Bank ("SPB"), Imperial
Business Credit Inc. ("IBC"), Imperial Credit Lender Services, Inc. ("ICLS") formerly Statewide Documentation, Inc., and Imperial Credit Asset Management, Inc. ("ICAM"). Imperial Capital Group, LLC ("ICG") is a majority owned consolidated subsidiary which is approximately 60% owned by our company and approximately 40% owned by ICG's management. Prior to November 1, 1999, we held a significant equity interest in a publicly traded company - Franchise Mortgage Acceptance Company ("FMC") (Nasdaq Symbol: FMAX) (See "Recent Developments - "FMAX Transaction"). Our company also owns a 9% equity interest in a commercial REIT, Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC") (Nasdaq
Symbol: ICMI). Through October 22, 1999, a wholly owned subsidiary of ours, Imperial Credit Commercial Asset Management Corp. ("ICCAMC"), managed the assets and operations of ICCMIC (See - "Recent Developments - ICCMIC Transaction").
Our parent company, and our subsidiaries and affiliates offer a wide variety of deposit and commercial loan products, asset management, investment banking and brokerage, and loan documentation and closing services. Our core businesses originate loans and leases funded primarily by FDIC insured deposits. Our business strategy currently emphasizes:

 . holding the majority of the loans and leases that we originate for investment, except for equipment leases originated by IBC for sale and certain fixed-rate commercial loans originated by SPB's Income Property Lending ("IPL") division,
 .  investing in and managing businesses in high margin niche segments of the financial services industry ,
 .  maintaining conservative, disciplined underwriting and credit risk management,
 .  originating loans and leases on a wholesale basis, where possible, managing and advising investment funds,
 . providing investment banking and broker/dealer services to middle market companies and private individuals, and
 . maintaining business and financial flexibility to take advantage of changing market conditions with respect to specific financial services businesses and general capital markets.

  We diversified our business lines to include investment products and asset management services in order to reduce our dependency on commercial lending. We now operate as a diversified commercial lending, financial services and investment banking and brokerage holding company providing financial services products in the following sectors: business lending, asset management services and investment banking and brokerage services.

Overview of Consolidated Operations

  At September 30, 1999, our total assets were $2.1 billion as compared to $2.0 billion at June 30, 1999 and $2.4 billion at December 31, 1998. Our total net loans increased $107.9 million to $1.6 billion at September 30, 1999 from the previous quarter ended June 30, 1999. Our total net loans were $1.6 billion at December 31, 1998. Our loan and lease originations from IPL and IBC were $92.3 million and $31.2 million for the third quarter of 1999 as compared to $98.5 million and $23.0 million for the same period last year. Fundings of new commitments at Coast Business Credit ("CBC") were $77.4 million for the quarter ended September 30, 1999 as compared to $100.9 million for the same period last year. For the nine months ended September 30, 1999, IPL's and IBC's originations were $243.8 million and $91.3 million, respectively; while fundings of new commitments at CBC were $200.0 million. Originations at IPL, IBC and new commitments at CBC for the nine months ended September 30, 1998 were $270.1 million, $84.7 million and $329.5 million, respectively.

  Our non-performing assets and non-accrual loans and leases decreased to $65.0 million and $58.7 million at September 30, 1999 from $72.1 million and $65.1 million at June 30, 1999, respectively. The decrease in non-performing assets and non-accrual loans occurred primarily in the Loan Participation and Investment Group ("LPIG"), Imperial Warehouse Lending (formerly "PrinCap Mortgage Warehouse, Inc."), single family residential mortgage loan, and auto loan portfolios. Our non-performing assets and non-accrual loans and leases were $54.1 million and $39.5 million at December 31, 1998. The increase in non-accrual loans from December 31, 1998 primarily related to the CBC and LPIG portfolios.

  Our borrowings decreased by $60.4 million for the quarter ended September 30, 1999 as compared to the prior quarter end primarily due to the repurchase of $30.1 million of our Senior Notes and ROPES and SPB's payoff of $30.0 million of Federal Home Loan Bank advances. Our deposits at SPB increased $165.2 million or 11.8% during the quarter ended September 30, 1999, which provided the liquidity for our loan portfolio growth at CBC and IPL. The repurchase of the Senior Notes and ROPES through September 30, 1999 will result in annual pre-tax interest savings of approximately $3.1 million, or after tax interest savings of $0.06 diluted net income per share.

Consolidated Results of Operations

  We reported net income for the quarter ended September 30, 1999 of $8.2 million or $0.24 diluted net income per share as compared to a net loss of $109.4 million or $2.83 diluted net loss per share for the same period last year. The net loss for the nine months ended September 30, 1999 was $10.9 million or $0.31 diluted net loss per share as compared to $80.3 million or $2.07 diluted net loss per share for the same period last year.

  Net income or loss for the quarter and nine months ended September 30, 1999 included an extraordinary gain on the early extinguishment of debt of $3.7 million or $0.10 diluted net income per share for the quarter ended September 30, 1999 and $0.11 diluted net income per share for the nine months ended September 30, 1999 and operating losses relating to the discontinued operations
of AMN of $722,000 or $0.02 diluted net loss per share, respectively.    The net
loss for the same periods last year included operating losses of $1.4 million or $0.04 diluted net loss per share and $3.2 million or $0.08 diluted net loss per share relating to the discontinued operations of AMN and a loss on the disposal of AMN of $11.3 million or $0.29 diluted net loss per share in the quarter and nine months ended September 30, 1998, respectively.

Consolidated Net Revenue

  Our total net revenue increased to $34.7 million for the quarter ended September 30, 1999 as compared to ($123.8) million for the same period last year. Our total net revenue for the nine months ended September 30, 1999 was $62.2 million as compared to ($24.5) million for the same period last year. The increase in net revenues for both periods was primarily due to lower impairment and mark-to-market write-downs of loans and securities.

  Our net interest income decreased to $19.1 million for the quarter ended September 30, 1999 as compared to $29.1 million for the same period last year. Our total net interest income decreased to $64.7 million for the nine months ended September 30, 1999 as compared to $83.9 million for the same period last year. The decrease in net interest income for both periods was primarily due to a lower average balance of earning assets. The decrease in average earning assets primarily relates to the liquidation and sale of non-core loans which were $154.9 million at September 30, 1999 as compared to $478.2 million at September 30, 1998. Interest expense decreased to $30.4 million for the quarter ended September 30, 1999 as compared to $32.8 million for the same period last year primarily due to a lower average balance of deposits, partially offset by increased average balances of our company's Series B Mandatorily Redeemable Cumulative Preferred Stock. Interest expense increased to $90.1 million for the nine months ended September 30, 1999 as compared to $89.5 million for the same period last year primarily due to increased average balances of our company's Series B Mandatorily Redeemable Cumulative Preferred Stock, partially offset by lower average balances of deposits and other borrowings.

  Our gain on sale of loans and leases decreased to $1.2 million and $4.9 million for the quarter and nine months ended September 30, 1999 as compared to $3.8 million and $12.7 million for the same period last year primarily due to our strategy of retaining for portfolio a higher level of multifamily real estate loans originated by IPL.

  Asset management fees increased to $2.5 million and $8.5 million for the quarter and nine months ended September 30, 1999 as compared to $2.2 million and $5.0 million for the same periods last year, respectively. The increase in both periods was primarily due to increased average outstanding assets under management at ICCMIC and Pacifica Partners I.

  Investment banking and brokerage fees increased to $8.0 million and $19.9 million for the quarter and nine months ended September 30, 1999 as compared to $2.2 million and $13.1 million for the same periods last year, respectively. The increase was primarily a result of increased fee income from ICG from closing more corporate finance transactions on behalf of their corporate clients. ICG raised total proceeds for their clients through corporate finance transactions of $128.0 million during the nine months ended September 30, 1999 as compared to $233.0 million during the same period last year.

  Loan servicing income decreased to $1.5 million and $4.9 million for the quarter and nine months ended September 30, 1999 as compared to $3.3 million and $9.1 million for the same period last year primarily due to our exit from the non-core loan servicing related businesses.

  For the quarter and nine months ended September 30, 1999, our net mark-to-market losses of loans and securities held for sale were ($422,000) and ($25.7) million as compared to ($42.1) million and ($40.5) million in the same periods last year, respectively. The mark-to-market adjustments in the quarter ended September 30, 1998 were primarily related to SPB's sub-prime auto loan portfolio. There were no sub-prime auto loan mark-to-market adjustments in the quarter ended September 30, 1999.

  Additionally, the net revenue for the quarter ended September 30, 1999 does not include an equity pick up from our equity interest in FMC as compared to net income of $507,000 for the quarter ended September 30, 1998. We accounted for our equity interest in FMC under the cost method in the quarter ended September 30, 1999. Previously, we accounted for our investment in FMC under the equity method (See - "Equity Interests - Equity Interest in FMC" for further explanation.). Our equity pick up from our equity interest in FMC for the nine months ended September 30, 1999 was a loss of $53,000 as compared to income of $7.1 million for the same period last year.

Consolidated Total Expenses

  Our total expenses decreased by $14.1 million to $25.2 million for the quarter ended September 30, 1999 as compared to $39.3 million for the same period last year. Our total expenses for the nine months ended September 30, 1999 were $85.9 million as compared to $89.0 million for the same period last year.

  Our personnel expense decreased to $11.8 million and $36.5 million for the quarter and nine months ended September 30, 1999 as compared to $15.5 million and $38.6 million for the same periods last year, respectively. The decrease in both periods was primarily related to our exit from non-core businesses and the related 24.8% reduction of our full time equivalent ("FTE") employees to 608 at September 30, 1999 from 809 at September 30, 1998.

  Our amortization of servicing rights was $78,000 and $4.1 million for the quarter and nine months ended September 30, 1999 as compared to $437,000 and $1.1 million for the same periods last year, respectively. The decrease for the quarter ended September 30, 1999 as compared to the same period last year was primarily due to our decision to exit the non-core multifamily and commercial real estate loan servicing operations at SPB. The increase for the nine months ended September 30, 1999 as compared to the same period last year was primarily due to accelerated amortization of servicing rights on our non-core multifamily and commercial real estate loan servicing operations at SPB due to the release of the servicing rights to a third party in connection with our exit from this non-core business.

  Our professional, occupancy, telephone and other communications expenses decreased to $2.1 million, $1.3 million and $890,000 for the quarter ended September 30, 1999 as compared to $3.3 million, $1.6 million and $1.5 million for the same period last year. For the nine months ended September 30, 1999, our professional services, occupancy, telephone and other communications expenses were $8.1 million, $4.0 million and $2.8 million as compared to $8.0 million, $4.3 million and $2.6 million for the same period last year. The overall decrease for both periods were primarily due to the exit from non-core businesses and our related focus on increasing operating efficiencies at our core business operations.

CORE BUSINESS LINES

  The following table reflects average loans and leases outstanding and the average yields earned on our core business units for the quarter and nine months ended September 30, 1999 and 1998:

                   For the quarter ended September 30,        For the nine month period ended September 30,
                ----------------------------------------     -----------------------------------------------
                          (Dollars in thousands)                         (Dollars in thousands)
                 ---------------------------------------     -----------------------------------------------
                 Average Loans and Leases                    Average Loans and Leases
                       Outstanding         Average Yield           Outstanding              Average Yield
                       -----------         -------------           -----------              -------------

Business            1999          1998     1999     1998        1999        1998            1999      1998
-----------         ----          ----     ----     ----        ----        ----            ----      ----
Line
----
CBC                $689,771     $599,289   12.90%   13.49%    $641,153    $546,469        13.33%      13.18%
IWF                 127,821      179,492    9.63    10.47      139,926     156,181         8.58       10.38
IPL                 244,315       98,831    8.95    10.42      208,088      97,414         8.82       10.29
IBC                  10,739        9,172   11.82    10.88       10,508      11,842        11.01       13.38
LPIG                256,787      203,871    6.94     8.08      242,052     231,648         7.51        8.28

  Our largest subsidiary is SPB, a $1.8 billion industrial loan company, which operates four of our core businesses: CBC, an asset-based lender; IPL, a multifamily and commercial loan originator; LPIG, an investor in syndicated bank loan participations, and a mortgage lending subsidiary, Imperial Warehouse Finance, Inc. ("IWF"), formerly known as PrinCap Mortgage Warehouse, Inc., which provides warehouse loans to third party residential mortgage loan originators. The FDIC insured deposits of SPB primarily fund each of these businesses.

Coast Business Credit ("CBC")

  CBC's net revenues were $13.1 million for the quarter ended September 30, 1999 as compared to $8.1 million for the same period last year. CBC's net income for the quarter ended September 30, 1999 was $4.3 million as compared to net income of $1.4 million for the same period last year. Net revenues include a provision for loan losses of $3.2 million for the quarter ended September 30, 1999 as compared to $3.7 million for the same period last year. Net revenues and net income decreased to $24.2 million and $4.7 million for the nine months ended September 30, 1999 as compared to $29.5 million and $8.7 million for the same period last year. These decreases resulted from an increase in the provision for loan and lease losses to $21.5 million for the nine months ended September 30, 1999 as compared to $3.3 million for the same period last year.

  The increase in CBC's net revenues and net income for the quarter ended September 30, 1999 was primarily associated with the increase in CBC's average outstanding loan balance and corresponding net interest income. CBC increased its average loans outstanding for the quarter and nine months ended September 30, 1999 to $689.8 million and $641.2 million as compared to $599.3 million and $546.5 million for the same periods last year, respectively.

  As a result of the increase in CBC's average loans outstanding, CBC's net interest income increased $2.4 million to $13.4 million during the quarter ended September 30, 1999 from $11.0 million for the same period last year. Net interest income increased to $39.3 million during the nine months ended September 30, 1999 from $30.1 million for the same period last year. The yield on CBC's loans for the quarter ended September 30, 1999 decreased to 12.90% as compared to 13.49% for the same period last year primarily resulting from an
increase in non-accrual loans and decreased loan prepayment fees.   The decrease
in CBC's loan yields for the quarter ended September 30, 1999 as compared to the same period last year was primarily due to a decrease of approximately 38 basis points in the average bank prime rate of interest between the two quarter ends, and an increase in CBC's non-accrual loans, partially offset by an increase in loan prepayment fees.

  CBC also earned other income primarily consisting of gain on sale of stock acquired through the exercise of warrants and loan administration and audit fees charged to its customers. CBC earned other income totaling $2.8 million and $6.4 million during the quarter and nine months ended September 30, 1999 as compared $751,000 and $2.6 million for the same periods last year, respectively.

  CBC's total expenses were $5.8 million and $16.0 million for the quarter and nine months ended September 30, 1999 as compared to $5.7 million and $14.7 million for the same periods last year, respectively. Total expenses increased for the quarter ended September 30, 1999 as compared to the same period last year primarily due to higher occupancy and telephone and other communications expenses associated with continued geographic expansion into several major metropolitan areas of the United States partially offset by lower administrative expenses resulting from our focus on increasing operating efficiencies. Additionally, personnel expense decreased for the quarter ended September 30, 1999 as compared to the same period last year due to decreased bonus expense resulting from decreased year-to-date profitability. CBC's FTE increased to 142 FTE at September 30, 1999 as compared to 107 FTE at September 30, 1998.

  Fundings of new commitments at CBC were $77.4 million for the quarter ended September 30, 1999 as compared to $100.9 million for the same period last year. For the nine months ended September 30, 1999, CBC's fundings of new commitments were $191.0 million as compared to $162.5 million for the same period last year.

  At September 30, 1999, CBC's non-accrual loans were $21.7 million as compared $17.5 million at June 30, 1999, and $1.1 million at December 31, 1998. At September 30, 1999, one CBC loan totaling $11.5 million was 90 days delinquent and accruing interest as compared to none for the same period last year. At September 30, 1999, this borrower was in bankruptcy proceedings. CBC has subsequently received a relief from stay from the bankruptcy court. The principal and interest payments on this loan are now current through September 30, 1999. CBC incurred net charge-offs of non-accrual loans of $2.1 million for the quarter ended September 30, 1999 as compared to $13.1 million for the prior quarter ended June 30, 1999 and none for the same period last year. For the nine months ended September 30, 1999, net charge-offs were $15.2 million as compared to none during the same period last year. Non-performing loans at CBC are collateralized by accounts receivable and inventory. The increase in CBC's non-accrual loans and charge-offs results from recent regulatory guidance that prevents CBC from considering the liquidation of certain intangible assets of its customers in determining a loan's accrual status or, if necessary, the required charge-off amount. The effect of this guidance resulted in

CBC reserving for, and charging off the gross amount of outstanding problem loans as opposed to CBC's previous practice of reserving for and, if necessary, ultimately charging off the net deficiency amount of problem loans.

Imperial Warehouse Finance, Inc. ("IWF")

  IWF's net revenues were $2.3 million for the quarter ended September 30, 1999 as compared to $2.7 million for the same period last year. IWF's net income for the quarter ended September 30, 1999 was $939,000 as compared to $1.1 million for the same period last year. IWF's net revenues and net income were $3.3 million and $832,000 for the nine months ended September 30, 1999 as compared to net revenues and net income of $7.1 million and $2.9 million for the same period last year.

  Net revenues includes a recovery for loan losses of $433,000 for the quarter ended September 30, 1999 and a recovery for loan losses of $81,000 for the quarter ended September 30, 1998. The loan loss recovery for the quarter ended September 30, 1999 is primarily related to the decrease in the balance of non-accrual loans. Net revenues include a provision for loan losses of $1.6 million for the nine months ended September 30, 1999 and a provision for loan losses of $7,000 for the nine months ended September 30, 1998.

  Net interest income was $1.5 million for the quarter ended September 30, 1999 as compared to $2.0 million for the same period last year. The changes in IWF's net interest income are related to changes in the prime rate of interest since the third quarter of 1998, a decrease in the average outstanding average balance of loans outstanding and an increase in non-accrual loans. IWF's net interest income was $3.6 million for the nine months ended September 30, 1999 as compared to $5.2 million for the same period last year. IWF's average loans outstanding and average yields for the quarter ended September 30, 1999 decreased to $127.8 million and 9.63% as compared to $179.5 million and 10.47% for the same periods last year, respectively. For the nine months ended September 30, 1999, IWF's average loans outstanding and average yields decreased to $139.9 million and 8.58% as compared to $156.2 million and 10.38% for the same period last year.

  The decrease in IWF's loan yields to 9.63% and 8.58% for the quarter and nine months ended September 30, 1999 as compared to 10.47% and 10.38% for the same periods last year, respectively, were primarily due to a decrease of approximately 38 basis points in the average bank prime rate of interest since September 30, 1998 and an increase in IWF's non-accrual loans.

  IWF earned other income consisting primarily of loan fees charged to its customers of $379,000 and $1.3 million for the quarter and nine months ended September 30, 1999 as compared to $623,000 and $1.8 million for the same periods last year, respectively.

  IWF's total expenses decreased to $705,000 and $1.9 million for the quarter and nine months ended September 30, 1999 as compared to $866,000 and $2.1 million for the same periods last year, respectively. Total expenses decreased for the quarter and nine months ended September 30, 1999 as compared to the same periods last year primarily due to lower personnel, general and administrative, telephone and other communications expenses resulting from our focus on increasing operating efficiencies. IWF's FTE increased to 25 FTE at September 30, 1999 as compared to 15 FTE at September 30, 1998. The increase in IWF's FTE's is temporary, and resulted from the relocation of IWF's headquarters during the quarter ended September 30, 1999. At October 31, 1999, IWF had 11 FTE employees.

  At September 30, 1999, IWF's non-accrual loans decreased to $6.0 million as compared to $9.1 million at June 30, 1999 and $4.1 million at December 31, 1998. IWF incurred net charge-offs of non-accrual loans of $1.6 million during the nine months ended September 30, 1999 and $0 during the nine months ended September 30, 1998. IWF's non-performing loans are collateralized by mortgage loans on single family residences.

Income Property Lending ("IPL")

  IPL's net revenues and net income decreased to $2.5 million and $313,000 for the quarter ended September 30, 1999 as compared to net revenues and net income of $4.8 million and $1.2 million for the same period last year. Net revenues and net income decreased to $9.1 million and $1.4 million for the nine months ended September 30, 1999 as compared to net revenues and net income of $13.5 million and $2.9 million for the same period last year. The decrease in revenues and net income for the quarter and nine months ended September 30, 1999 as compared to the same periods last year primarily resulted from lower gain on sale of loans partially offset by increased interest income earned on higher average outstanding balances of income property loans.

  IPL originated $92.3 million of loans for the quarter ended September 30, 1999 as compared to $96.9 million of loans for the same period last year. During the quarter ended September 30, 1999, IPL sold $16.8 million of its loans generating a gain on sale of $7,000, or 0.04% of the principal balance of loans sold. IPL sold $73.7 million of its loans for the quarter ended September 30, 1998, generating a gain on sale of $2.6 million, or 3.5% of the principal balance of loans sold. IPL originated $243.8 million of loans for the nine months ended September 30, 1999 as compared to $268.5 million of loans for the same period last year. IPL sold $169.8 million and $263.7 million of its loans during the nine months ended September 30, 1999 and 1998, generating a gain on sale of $3.1 million or 1.8% and $8.3 million or 3.2% of the principal balance of loans sold, respectively.

  Gain on sale of loan revenues as a percentage IPL's loans sold decreased in the quarter and nine months ended September 30, 1999 as compared to the same periods last year due to decreased interest margins and a decrease in demand for small balance income property loans in the secondary market. The volume of loans sold in both periods decreased as a result of our strategy to retain for portfolio a higher level of multifamily real estate loans originated by IPL.

  IPL's net interest income for the quarter and nine months ended September 30, 1999, increased to $2.2 million and $6.9 million as compared to $1.8 million and $3.5 million for the same periods last year, respectively. The increase in both periods was primarily the result of an increased average balance of outstanding loans. IPL's average outstanding loan balance for the quarter and nine months ended September 30, 1999, increased to $244.3 million and $208.1 million as compared to $98.8 million and $97.4 million for the same periods last year, respectively. The increase in both periods was primarily the result of our strategy to retain for portfolio a higher level of multifamily real estate loans originated by IPL. The decrease in IPL's loan yields to 8.95% and 8.82% for the quarter and nine months ended September 30, 1999 as compared to 10.42% and 10.29% for the same periods last year, respectively, were primarily due to increased competition among income property loan originators.

  IPL earned total other revenues of $277,000 and $731,000 during the quarter and nine months ended September 30, 1999 as compared to $561,000 and $1.3 million for the same periods in the prior year, respectively.

  IPL's total expenses were $2.0 million and $6.7 million for the quarter and nine months ended September 30, 1999 as compared to $2.8 million and $8.5 million for the same period last year. Total expenses decreased for the quarter ended September 30, 1999 as compared to the same period last year primarily due to lower personnel, telephone and other communications, and lower general and administrative expenses relating to our focus on increasing operating efficiencies partially offset by higher professional fees. FTE decreased to 69 FTE at September 30, 1999 compared to 75 FTE at September 30, 1998.

  At September 30, 1999, IPL's non-accrual loans were $1.2 million or 0.4% of its outstanding loan portfolio, as compared to $1.3 million or 0.7% of its outstanding loan portfolio at June 30, 1999 and $866,000 or 0.6% of its outstanding loan portfolio at December 31, 1998.

Imperial Business Credit ("IBC")

  IBC's total net revenues increased to $1.2 million for the quarter ended September 30, 1999 as compared ($651,000) for the same period last year, respectively. IBC's net loss decreased to $936,000 for the quarter ended September 30, 1999 as compared to $2.0 million for the same period last year, respectively. IBC's net revenues increased and net loss decreased for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998 primarily due to higher gain on sale of leases, a lower provision for lease losses, and lower negative mark-to-market adjustments.

  IBC's total net revenues decreased to $5.0 million for the nine months ended September 30, 1999 as compared to $6.4 million for the same period last year, respectively. IBC's net loss increased to $1.8 million for the nine months ended September 30, 1999 as compared to $1.2 million for the same periods last year, respectively. IBC's net revenues decreased and net loss increased for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 primarily due to a $4.2 million write-down of IBC's retained interest in lease securitizations and securities held for sale which was partially offset by a lower provision for lease losses in 1999.

  IBC originated $31.2 million and $91.3 million of leases for the quarter and nine months ended September 30, 1999, as compared to $25.5 million and $87.2 million for the same periods last year, respectively. IBC securitized leases of $31.9 million and $92.4 million during the quarter and nine months ended September 30, 1999 generating gain on sale revenue of $1.0 million and $3.2 million, or 3.1% and 3.5% of the principal balance securitized, respectively. For the quarter and nine months ended September 30, 1998, IBC securitized leases of $22.4 million and $89.1 million, generating gain on sale revenue of $700,000 and $3.4 million, or 3.1% and 3.8% of the principal balance securitized.

  Currently, all of IBC's leases are initially funded with a warehouse line of credit from SPB, and then permanently funded through a term securitization facility. IBC's net interest income decreased to $346,000 during the quarter ended September 30, 1999 as compared to $892,000 for the same period last year primarily due to an increase in borrowing costs partially offset by an increase in the average balance and yield on outstanding leases held for sale. IBC's net interest income decreased to $1.1 million during the nine months ended September 30, 1999 as compared to $2.4 million for the same period last year. The decrease for the nine months ended September 30, 1999 was due to increased financing costs and a decreased average outstanding balance of leases as compared to the same period last year.

  IBC also earned other income from servicing leases sold into its securitization facility of $1.1 million and $3.4 million for the quarter and nine months ended September 30, 1999, as compared to $1.1 million and $3.6 million for the same periods last year, respectively. IBC earned other income of $355,000 and $1.2 million for the quarter and nine months ended September 30, 1999 as compared to ($273,000) and $445,000 for the same periods last year, respectively.

  IBC's total expenses were $2.8 million and $8.2 million for the quarter and nine months ended September 30, 1999 as compared to $2.7 million and $8.5 million for the same period last year. Total expenses increased for the quarter ended September 30, 1999 as compared to the same period last year primarily due to higher personnel expenses associated with higher lease origination and securitization volume, partially offset by lower professional services, telephone and other communications, and lower general and administrative expenses relating to our focus on increasing operating efficiencies. IBC's FTE decreased to 91 FTE at September 30, 1999 compared to 100 FTE at September 30, 1998.

  At September 30, 1999, IBC's non-accruing leases were $1,000 as compared to $86,000 at June 30, 1999 and $669,000 at December 31, 1998.

Loan Participation and Investment Group ("LPIG")

  LPIG's total net revenues were ($1.9) million and net loss was $1.4 million for the quarter ended September 30, 1999 as compared to net revenues and net income of $2.1 million and $917,000 for the same period last year, respectively. Total net revenues and net income decreased to $2.0 million and $514,000 for the nine months ended September 30, 1999 as compared to $6.9 million and $3.1 million for the same period last year, respectively. LPIG's net revenues and net income decreased in both the quarter and nine months ended September 30, 1999 as compared to the same periods last year as a result of a significant increase in the provision for loan losses during the quarter ended September 30, 1999. Net revenues include a provision for loan losses of $3.1 million for the quarter ended September 30, 1999 and a net recovery of $469,000 for the quarter ended September 30, 1998. Net revenues include a provision for loan losses of $5.3 million for the nine months ended September 30, 1999 and a net recovery of $583,000 for the nine months ended September 30, 1998. The increase in the provision for loan losses for both periods occurred as a result of an increase in non-accrual loans.

  LPIG's net interest income was $1.8 million for the quarter ended September 30, 1999 as compared to $1.5 million for the same period last year. Net interest income was $6.2 million for the nine months ended September 30, 1999 as compared to $5.0 million for the same period last year. The decrease in LPIG's loan yields to 6.94% and 7.51% for the quarter and nine months ended September 30, 1999 as compared to 8.08% and 8.28% for the same periods last year, respectively was primarily due to an increase in LPIG's non-accrual loans.

  For the quarter ended September 30, 1999, LPIG earned other income, which consisted primarily of loan fees and mark-to-market losses on securities of ($630,000) as compared to $143,000 for the same period last year. For the nine months ended September 30, 1999, LPIG earned other income, which consisted primarily of loan fees and mark-to-market losses on securities of $1.2 million as compared to $1.3 million for the same period last year. LPIG's loan fees were $1.5 million and mark-to-market losses were $183,000 for the nine months ended September 30, 1999 as compared to $2.3 million in loan fees and mark-to-market losses of $1.2 million for the same period last year. The decreases in loan fees for both periods resulted from reduced funding of new LPIG loan commitments.

  LPIG's total expenses were $400,000 and $1.1 million for the quarter and nine months ended September 30, 1999 as compared to $593,000 million and $1.6 million for the same periods last year, respectively. Total expenses decreased for the quarter ended September 30, 1999 as compared to the same period last year primarily due to lower personnel, commission, telephone and other communications, and lower general and administrative expenses relating to our focus on increasing operating efficiencies. FTE remained the same at 4 FTE at September 30, 1999 and 1998.

  At September 30, 1999, LPIG's non-performing loans were $7.8 million as compared to $10.2 million at June 30, 1999, and $0 at December 31, 1998. The decrease in LPIG's non-performing loans for the third quarter ended September 30, 1999 was due to $2.4 million in loan charge-offs. LPIG's non-accrual loans at September 30, 1999 consisted of one loan, currently undergoing restructuring. LPIG has provided an additional $704,000 for potential losses from the restructuring or ultimate liquidation of this loan.

  We are not originating any new commitments for LPIG at this time since we believe that the capital that is currently being deployed at SPB to support LPIG's business could be more profitably used in CBC's, IWF's, and IPL's businesses. As such, we anticipate that the current outstanding balance of LPIG's loans will decrease over time as this portfolio runs-off. We do expect to expand our investments in LPIG type loan products through off-balance sheet financing instruments such as total rate of return swaps or collateralized loan obligation funds.

Imperial Capital Group ("ICG")

  ICG's net revenues and pre-tax income increased to $7.9 million and $2.3 million for the quarter ended September 30, 1999 as compared to net revenues of $3.2 million and a pre-tax loss of ($4.6) million for the same period last year, respectively. For the nine months ended September 30, 1999 net revenues and pre-tax income were $19.5 million and $2.0 million as compared to net revenues of $13.1 million and a pre-tax loss of ($3.8) million for the same period last year, respectively.

  ICG's net revenue primarily consists of investment banking and brokerage fees. The increase in net revenue and pre-tax income for the quarter and nine months ended September 30, 1999 primarily resulted from increased fees received for successful corporate finance transactions completed by ICG through private placements and a lower level of negative mark to market adjustments on trading securities. For the nine months ended September 30, 1999 and 1998, ICG raised $128.0 million and $233.0 million of total debt and equity proceeds, respectively.

  ICG's total expenses were $5.6 million and $17.4 million for the quarter and nine months ended September 30, 1999 as compared to $7.8 million and $16.9 million for the same periods last year, respectively. Total expenses decreased for the quarter ended September 30, 1999 as compared to the same period last year primarily due to lower personnel, commission, telephone and other communications, and general and administrative expenses resulting from our focus on increasing operating efficiencies. ICG's FTE decreased to 82 FTE at September 30, 1999 compared to 96 FTE at September 30, 1998.

Asset Management Activities ("AMA")

  AMA's net revenues and net income (loss) were $2.4 million and $69,000 for the quarter ended September 30, 1999 as compared to $1.4 million and ($197,000) for the same period last year. AMA net revenues and net income were $7.9 million and $313,000 for the nine months ended September 30, 1999 as compared to $4.4 million and $760,000 for the same period last year. AMA net revenues increased in both periods primarily as a result of growth in the average balance of assets under management, and lower negative mark-to-market adjustments. The average balance of assets under management increased to $1.3 billion for the quarter ended September 30, 1999 as compared to $1.1 billion for the same period last year. At September 30, 1999, we managed a commercial mortgage and equity REIT (See - "Recent Developments - ICCMIC Transaction"), a collateralized loan obligation fund, and two leveraged bank debt hedge funds.

  Total expenses from AMA activities were $2.3 million and $7.3 million for the quarter and nine months ended September 30, 1999 as compared to $1.7 million and $3.2 million for the same period last year. Total expenses increased for the both periods as compared to the same periods last year due to increased management activities as a result of growth in the balance of assets under management in 1999 as compared to 1998. Total AMA FTE increased to 33 FTE at September 30, 1999 compared to 16 FTE at September 30, 1998.

Other Core Operations ("OCO")

  For the quarter ended September 30, 1999, net revenues of OCO were $2.2 million and net income was $3.6 million, as compared to ($48.5) million of net revenues and a net loss of ($34.5) million for the same period last year. For the nine months ended September 30, 1999, net revenues of OCO were ($1.5) million and the net loss ($1.7) million, as compared to ($49.3) million of net revenues and a net loss of ($37.3) million for the same period last year. The net income for the quarter ended September 30, 1999 includes a $3.7 million gain from the early extinguishment of debt. The significant negative net revenues and net income for both periods in 1998 were primarily the result of impairment and mark to market charges relating to the Company's equity securities (See -"Equity Interests - Equity Interest in SPFC"), and loan and leases held for sale. OCO includes but is not limited to interest and dividend income from parent company loans, equity investments, interest expense on our long-term debt, mark-to-market charges on the securities we invested in at our holding company, and the costs of our support functions. We provide support to our subsidiaries through executive management oversight and advice, accounting, audit, operations, legal services, merger and acquisitions advice, human resources administration, insurance programs, office services, premises administration, and management information systems support.

  For the quarter ended September 30, 1999 and 1998, OCO earned interest and dividend income of $3.7 million and $8.1 million and incurred interest expense of $8.4 million and $7.8 million, respectively. For the nine months ended September 30, 1999 and 1998, OCO earned interest and dividend income of $12.5 million and $21.6 million and incurred interest expense of $23.6 million and $22.6 million, respectively.

  During the nine months ended September 30, 1999, we sold 500,000 shares of ICCMIC for a gain on sale of securities totaling $562,000. At September 30, 1999, we owned 9.0% of ICCMIC's outstanding common stock and 100% of the company that managed ICCMIC's assets through October 22, 1999. (See - "Recent Developments - ICCMIC Transaction")

  Total expenses of OCO were $2.4 million and $9.0 million for the quarter and nine months ended September 30, 1999 as compared to $7.9 million and $14.2 million for the same period last year. Total expenses of OCO for the quarter ended September 30, 1998 included a provision for loan repurchases on former mortgage banking operations of $4.8 million; no provision was needed in the quarter ended September 30, 1999. In addition, total expenses decreased for the quarter ended September 30, 1999 as compared to and same period last year primarily due to lower personnel, telephone and other communications, and lower general and administrative expenses relating to our focus on increasing operating efficiencies partially offset by higher professional fees. OCO's FTE decreased to 57 FTE at September 30, 1999 as compared to 67 FTE at September 30, 1998.

NON CORE BUSINESS LINES

  We also operate "non-core" businesses, which consist of businesses that we've decided to de-emphasize in the future. We group these businesses into the following categories:

 . Equity interests-- Represents our equity investments in other publicly traded companies. At September 30, 1999, we owned an equity interest of 38.3% in FMC. This segment's source of revenue is our common stock ownership percentage in the equity interests' reported net income or loss in addition to our gains on sales of the equity interests' stock, or write-downs from the impairment of the equity interest;

 . De-emphasized/Discontinued/Exited Businesses-- represents our business units we decided to either de-emphasize, discontinue, or exit. We decided to de-emphasize, discontinue or exit these business lines because they were not meeting our expectations for a variety of reasons. These reasons included: significant credit losses, insufficient loan production volumes, inadequate gross profit margins, and risks associated with international lending operations. We include the following significant operations in Exited
   Businesses: Auto Lending, Alternative Residential Mortgage, and Consumer Loan Divisions of SPB, and Credito Imperial Argentina ("CIA"), our residential loan production business in Argentina. Exited Businesses also includes our former mortgage banking operations, certain problem loan or securities portfolios, SPB's income property servicing operations, and any loan portfolios at SPB from businesses which are no longer originating new loans. Exited Businesses' principal sources of net revenue are interest earned on mortgage and consumer loans and mark to market valuations on loan portfolios. Exited Businesses' principal expenses are interest expense allocations incurred from deposits and inter-company borrowings, and general and administrative expenses.

  Our exit from these non-core businesses will allow our management to focus on our core business lines that have proven to be our most profitable businesses.

Equity Interests

  Equity interests include our portion of the net income or loss of FMC and Southern Pacific Funding Corporation ("SPFC"). For the quarter ended
September 30, 1999, Equity interests generated net revenues of ($142,000) and a net loss of ($130,000) as compared to net revenues of ($82.0) million and a net loss of ($49.2) million for the same period last year. For the nine months ended September 30, 1999, Equity interests generated net revenues of $1.0 million and a net income of $439,000 as compared to net revenues of ($62.5) million and a net loss of ($36.7) million for the same period last year. The significant negative net revenues at net loss for the quarter and nine months ended September 30, 1998 were primarily the result of impairment charges on our equity investment in SPFC.

Equity Interest in SPFC

  On October 1, 1998, SPFC petitioned for Chapter 11-bankruptcy protection under Federal bankruptcy laws in the U.S. Bankruptcy Court for the District of Oregon. As a result of SPFC declaring Chapter 11 bankruptcy and the corresponding decline in its common stock to below one dollar per share, and subsequently being de-listed from the New York Stock Exchange, we wrote-off our total investment in and loan to SPFC. During the quarter and nine months ended September 30, 1999 and 1998, equity in the net income of SPFC was $0 and $0 and $0 and $12.7 million, respectively.

Equity Interest in FMC

  The Company did not record equity in the net income or loss of FMC in the quarter ended September 30, 1999 as we determined that we did not have the ability to exercise significant influence over FMC, and the quarterly results of FMC were not made available, and are not expected to be made available to our company. Previously, we accounted for our investment in FMC under the equity method of accounting. On November 1, 1999, the merger between FMC and Bay View Capital ("Bay View") was completed. We received $27.7 million in cash and 4.4 million shares of Bay View common stock from the sale and exchange of our 38.3% interest in FMC. On November 5, 1999, we announced the sale of 4,342,451 shares of the Bay View common stock we received from the FMC/Bay View merger. As a result of these transactions, we received approximately $86.3 million in total cash proceeds. We expect to report a total pre-tax gain from both transactions of $30.1 million, resulting in an approximate net after tax gain of $0.55 per diluted share in the quarter ending December 31, 1999.

Exited Businesses

  The Exited Businesses' net revenues were $5.1 million for the quarter ended September 30, 1999 as compared to ($13.9) million for the same period last year. The net revenues for the Exited Businesses were ($8.2) million for the nine months ended September 30, 1999 as compared to $6.4 million for the same period last year. The increase in net revenue for the quarter ended September 30, 1999 primarily resulted from no additional mark to market losses on our sub prime auto loan portfolio, and a lower provision for loan losses, partially offset by a decline in net interest income.

  Our non-core loans decreased to $154.9 million at September 30, 1999 as compared to $210.5 million at December 31, 1998, and $478.2 million at September 30, 1998. The remaining non-core portfolios primarily consist of lower risk single family mortgage loans of $108.2 million, franchise loans of $20.3 million, and consumer loans of $17.1 million.

  The following table reflects the ending outstanding balances of the loans from our Exited Businesses:

                                                                  Loans and Leases
                                                             Outstanding at September 30,
                                                             ----------------------------

               Exited Business Line                            1999                 1998
               --------------------                            ----                 ----
Auto Lending Division of SPB                                 $  9,218             $171,766
Alternative Residential Mortgage Division of SPB                8,590               37,274
Consumer Lending Division of SPB                               17,112               48,060
Credito Imperial Argentina                                       ----               18,771
Other exited loan portfolios                                  119,931              202,338
                                                             --------             --------
  Total loans and leases from exited businesses              $154,851             $478,209
                                                             ========             ========

  The above table does not include net outstanding loans from the discontinued operations of AMN which were $6.0 million and $16.9 million at September 30, 1999 and 1998, respectively.

  During the quarter ended September 30, 1999, we continued to sell loans from our exited businesses. We sold $30.8 million of auto loans and $2.5 million of single family loans generating a net gain on sale of $15,000 during the third quarter ended September 30, 1999. For the nine months ended September 30, 1999, the Company sold $45.3 million of auto loans, $32.7 million of single family loans, $7.6 million of consumer loans, and the remaining Argentine mortgage loan portfolio of $22.4 million, generating a net gain on sale of $432,000.

  At September 30, 1999, the outstanding balance of the sub-prime auto loan portfolio was $9.2 million, and was carried at 36.5% of the outstanding principal balance. There were no write-downs of SPB's auto loan portfolio for the quarter ended September 30, 1999, and $24.8 million for the nine months ended September 30, 1999. The write-down in the nine months ended September 30, 1999 was based on pricing information obtained in connection with the sale of $30.8 million of sub prime auto loans in the third quarter of 1999.

  Total expenses at our Exited Businesses decreased to $3.2 million for the quarter ended September 30, 1999 as compared to $8.0 million for the same period last year. For the nine months ended September 30, 1999, total expenses at our Exited Businesses were $19.1 million as compared to $19.3 million for the same period last year. The decrease in total expenses was primarily due to the closure of non-core businesses.

  During the quarter and nine months ended September 30, 1999, we sold 490,600 shares and 1,887,110 shares of Impac Mortgage Holdings, Inc. ("IMH") stock resulting in a gain of $226,000 and $929,000, respectively. At September 30, 1999, we did not own any shares of IMH common stock.

  FTE from our Exited Businesses decreased to 11 FTE at September 30, 1999 as compared to 247 FTE at September 30, 1998.

FUNDING

  Our liquidity requirements are met primarily by SPB deposits and to a much lesser extent warehouse lines and loan securitizations or sales. Business operations conducted through the divisions of SPB are primarily financed through FDIC insured deposits, Federal Home Loan Bank borrowings, and capital contributions from our parent company.

Southern Pacific Bank Deposits

  SPB is an FDIC insured industrial bank that is regulated by the California Department of Financial Institutions and the FDIC. See "--Regulatory Matters" for a more detailed description of regulations governing SPB.

  At September 30, 1999 and December 31, 1998, SPB had total deposits of approximately $1.6 billion and $1.7 billion, respectively. SPB solicits both individual and institutional depositors for new accounts through print advertisements and computerized referral networks. SPB currently maintains two deposit gathering facilities in Southern California. At these facilities, tellers provide banking services to customers such as accepting deposits and making withdrawals. Generally, SPB's certificates of deposit are offered for terms of one to 12 months.

  SPB has historically increased its deposits as necessary so that deposits together with its cash, liquid assets, and Federal Home Loan Bank borrowings have been sufficient to provide funds for all of SPB's lending activities. We track, on a daily basis, all new loan applications and, based on historical closing statistics, estimate expected fundings. Cash management systems at SPB allow it to anticipate both fundings and sales and adjust deposit levels and short-term investments against the demands of our lending activities. We believe that SPB's local marketing strategies and its use of domestic money markets have allowed SPB to acquire new deposits at levels consistent with management's financial targets.

  As an additional source of funds, SPB was approved in 1991 to become a member of the Federal Home Loan Bank. Currently, SPB is approved for borrowings from the Federal Home Loan Bank pursuant to a secured line of credit that is automatically adjusted subject to applicable regulations and available pledged collateral. At September 30, 1999, there were no outstanding FHLB advances to SPB.

Securitization Transactions and Loan Sales

  During the quarter ended September 30, 1999, we sold $16.8 million of income property loans and securitized $31.9 million of equipment leases, generating gains of $7,000 and $1.0 million, respectively. During the quarter ended September 30, 1998, we sold $73.7 million of income property loans and securitized $24.4 million of equipment leases generating gains of $2.6 million and $699,000, respectively. The decrease in loan sales of income property loans is consistent with our strategy to retain certain multifamily loans originated by IPL on our balance sheet.

  For the nine months ended September 30, 1999, we sold $170.9 million of income property loans, $21.8 million of loan participations and securitized $92.4 million of equipment leases, generating gains (losses) of $3.1 million, ($154,000) and $3.2 million, respectively. During the nine months ended September 30, 1998, we sold $263.7 million of income property loans and securitized $91.1 million of equipment leases generating gains of $8.3 million and $3.4 million, respectively.

ASSET QUALITY

Allowance for Loan and Lease Losses

  The ratio of the allowance for loan and lease losses to non-accrual loans and leases at September 30, 1999 remained essentially the same at 48.49% as compared to 48.35% at June 30, 1999. The ratio of the allowance for loan and lease losses to total loans held for investment decreased to 2.13% at September 30, 1999 from 2.48% at June 30, 1999. The ratio of the allowance for loan and lease losses to non-accrual loans, and the allowance for loan and lease losses to total loans held for investment was 65.11% and 1.85% at December 31, 1998, respectively. Our ratio of the loan loss allowance to total non-accrual loans decreased at September 30, 1999 as compared to December 31, 1998 due to the charge-off and collection of a significant portion of higher-risk sub-prime auto non-accrual loans.

  The provision for loan and lease losses for the quarter ended September 30, 1999 decreased to $3.7 million as compared to $22.3 million for the prior quarter ended June 30, 1999 and $9.5 million for the same period last year. The decrease from the prior quarter ended June 30, 1999 was primarily due to lower net charge-offs. Net charge-offs decreased to $6.6 million for the quarter ended September 30, 1999 as compared to $15.5 million for the prior quarter ended June 30, 1999 and $11.2 million for the same period last year. The decrease in charge-offs from the prior quarter ended June 30, 1999 primarily resulted from lower net charge-offs at CBC. Charge-offs at CBC were $2.1 million for the quarter ended September 30, 1999 as compared to $13.1 million for the prior quarter ended June 30, 1999 and none for the same period last year. Net charge-offs were $24.6 million for the nine months ended September 30, 1999 as compared to $15.5 million for the same period last year. For the nine months ended September 30, 1999, the provision for loan and lease losses was $28.1 million as compared to $16.8 million for the same period last year. The increase in CBC's non-accrual loans and charge-offs for quarter ended June 30, 1999 and the nine months ended September 30, 1999 resulted from recent regulatory guidance that prevents CBC from considering the liquidation value of certain intangible assets of its customers in determining a loan's accrual status or, if necessary, the required charge-off amount. The effect of this guidance resulted in CBC changing its charge-off policy in the second quarter of 1999, and charging off gross amounts of outstanding problem loans as opposed to CBC's previous practice of reserving for and, if necessary, ultimately charging off the net deficiency amount of problem loans. Based on CBC's historical collection experience, CBC expects to recover at least half of the charged-off amounts over the course of the next six to 18 months.

  We review the allowance for loan and lease losses in connection with the overall loan and lease portfolio on a monthly basis. We believe the current balance of the allowance for loan and lease losses is sufficient in relation to the amount of risk in the loan and lease portfolio.

Activity in our allowance for loan and lease losses was as follows:

                                                                                                   For the Nine months Ended
                                                                                                   -------------------------
                                                                                                          September 30,
                                                                                                          -------------
                                                                                                     1999               1998
                                                                                                     ----               ----
                                                                                                         (In thousands)
   Beginning balance as of January 1, 1999 and 1998.......................................          $ 24,881           $ 26,954
   Provision for loan and lease losses....................................................            28,130             16,800
                                                                                                    --------           --------
                                                                                                      53,011             43,754
                                                                                                    --------           --------
   Loans and Leases charged off--Core Business Lines:
   Asset based loans......................................................................           (15,371)                --
   Loan Participations....................................................................            (2,882)                --
   Leases.................................................................................            (1,699)              (823)
   Mortgage warehouse lines...............................................................            (1,625)                --
   Multifamily and commercial loans.......................................................              (770)              (733)
                                                                                                    --------           --------
                                                                                                     (22,347)            (1,556)
                                                                                                    --------           --------
   Loans charged off--Non-Core Business Lines:
   Single family residential..............................................................            (2,177)            (1,971)
   Consumer loans.........................................................................            (1,266)           (14,026)
                                                                                                    --------           --------
                                                                                                      (3,443)           (15,997)
                                                                                                    --------           --------
   Total Charge-offs......................................................................           (25,790)           (17,553)
                                                                                                    --------           --------

   Recoveries on loans and leases previously charged off--Core Business Lines:
   Asset based loans......................................................................               163                 --
   Leases.................................................................................               842              1,004
   Multifamily and commercial loans.......................................................                94                177
                                                                                                    --------           --------
                                                                                                       1,099              1,181
                                                                                                    --------           --------
   Net charge-offs--Core Business Lines...................................................           (21,248)              (375)
                                                                                                    --------           --------

   Recoveries on loans previously charged off--Non-Core Business Lines:
   Single family residential..............................................................                 3                189
   Consumer...............................................................................               121                645
                                                                                                    --------           --------
                                                                                                         124                834
                                                                                                    --------           --------
   Total recoveries.......................................................................             1,223              2,015
                                                                                                    --------           --------
   Net charge-offs--Non-core business lines...............................................            (3,319)           (15,163)
                                                                                                    --------           --------
   Total net-charge-offs..................................................................           (24,567)           (15,538)
                                                                                                    --------           --------

   Balance as of September 30, 1999 and 1998..............................................          $ 28,444           $ 28,216
                                                                                                    --------           --------
   Loan loss allowance at AMN as of September 30, 1999 and 1998...........................                --              3,576
                                                                                                    --------           --------
                                                                                                    $ 28,444           $ 31,792
                                                                                                    ========           ========
   Loan loss allowance to non accrual loans...............................................             48.49%             61.10%

Non-Performing Assets ("NPA") and Non-Accrual Loans and Leases

  Our NPA's consist of non-accruing loans, OREO and repossessed property.
NPA's and non-accrual loans decreased to $65.0 million and $58.7 million at September 30, 1999 as compared to $72.1 million and $65.1 million from the prior quarter ended June 30, 1999, respectively. The decrease in NPA's was primarily related to IWF, LPIG, single family, multifamily and commercial loan portfolios partially offset by an increase in CBC's non-accrual loans.

  Total NPA's and non-accrual loans and leases were $54.1 million and $39.5 million at December 31, 1998. Total NPA's as a percentage of loans, OREO and repossessed assets were 3.92% at September 30, 1999, as compared to 3.17% at December 31, 1998. The increase in NPA's and total NPA's as a percentage of loans, OREO and repossessed assets from December 31, 1998 to September 30, 1999 was mainly attributable to increases in non-accrual loans at CBC, LPIG and IWF and a $48.0 million decrease in total loans, OREO and repossessed assets. The non-performing loan at LPIG consists of one credit, which is collateralized by a senior secured debt agreement. Accounts receivable and inventory collateralize the non-performing loans at CBC. The non-performing loans at IWF are collateralized by recently funded senior residential mortgage loans.

  The following table sets forth the amount of non-performing assets attributable to our core lending activities and our Exited Businesses.

                                          September 30, 1999                    December 31, 1998
                                          ------------------                    -----------------
                                      Core Lending          Exited          Core Lending         Exited
                                       Activities         Businesses         Activities         Businesses
                                      -----------         ----------         ----------         ----------
                                                         (Dollars in thousands)
Non-accrual loans:
------------------
 IPL...........................        $      373           $     --         $      866           $     --
 IWF...........................             6,026                 --              4,141                 --
 CBC...........................            21,719                 --              1,117                 --
 IBC...........................                 1                 --                669                 --
 LPIG..........................             7,800                 --                 --                 --
 One to four family............                --             16,486                 --             18,576
 Consumer loans................                --                538                 --                253
 Auto loans....................                --              3,522                 --              5,476
 Other commercial..............               463              1,733                 --              8,431
                                       ----------           --------         ----------           --------
Total non-accrual loans........            36,382             22,279              6,793             32,736
                                       ----------           --------         ----------           --------
OREO:
-----
 IPL...........................               869                 --                853                 --
 One to four family............                --              3,160                 --              7,180
 Other commercial..............                --              1,187                 --                651
                                       ----------           --------         ----------           --------
Total OREO.....................               869              4,347                853              7,831
                                       ----------           --------         ----------           --------
Repossessed property:
---------------------
 IBC...........................               737                 --                702                 --
 Auto Lending..................                --                400                 --              5,169
                                       ----------           --------         ----------           --------
Total repossessed property.....               737                400                702              5,169
                                       ----------           --------         ----------           --------
Total NPA's....................        $   37,988           $ 27,026         $    8,348           $ 45,736
                                       ----------           --------         ==========           ========
Total loans, OREO and
 repossessed property..........        $1,491,719           $165,549         $1,310,283           $395,010

Total NPA's as a percentage of
 loans, OREO and repossessed
 property......................              2.55%             16.33%              0.64%             11.58%

  The table presented above excludes non-accrual loans held for sale which we carry at the lower of cost or market.

  There was one CBC borrower with an $11.5 million asset based loan over 90 days past due and accruing interest at September 30, 1999 as compared to $0 at December 31, 1998. At September 30, 1999, this borrower was in bankruptcy proceedings. CBC has subsequently received a relief from stay from the bankruptcy court. The principal and interest payments on this loan are now current through September 30, 1999. On an ongoing basis, we monitor our loan portfolios and evaluate the adequacy of the allowance for loan and lease losses. In determining the adequacy of the allowance for loan and lease losses, we consider such factors as historical loan loss experience, underlying collateral values, evaluations made by bank regulatory authorities, assessment of economic conditions and other appropriate data to identify the risks in the loan portfolio.

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

     Loans held for investment consisted of the following at September 30, 1999 and December 31, 1998:

                                                                 September 30, 1999         December 31, 1998
                                                                 ------------------         -----------------
                                                                                (In thousands)
Loans secured by real estate:
One-to-four family..........................................             $   92,495                $  125,616
Multi-Family................................................                 45,851                    56,229
Commercial..................................................                 15,821                    25,677
                                                                         ----------                ----------
                                                                            154,167                   207,522

Leases......................................................                  1,472                     1,048
Consumer and auto loans.....................................                 10,341                    26,511
Franchise loans.............................................                 20,305                    50,520
Asset based loans...........................................                711,926                   633,299
Loan participations.........................................                257,386                   222,106
Mortgage warehouse lines....................................                135,061                   181,001
Commercial..................................................                 41,245                    34,509
                                                                         ----------                ----------
  Total.....................................................              1,331,903                 1,356,516

Loans in process............................................                  4,703                    (5,636)
Unamortized premium.........................................                  2,149                     3,109
Deferred loan fees..........................................                 (9,175)                   (9,014)
                                                                         ----------                ----------
  Total net loans...........................................              1,329,580                 1,344,975
Allowance for loan and lease losses.........................                (28,444)                  (24,880)
                                                                         ----------                ----------
  Total.....................................................             $1,301,136                $1,320,095
                                                                         ==========                ==========

Allowance for loan and lease losses
  to net loans and leases...................................                   2.14%                     1.85%

  Our loans held for investment are primarily comprised of asset based loans to middle market companies mainly in California, participations in commercial loan syndications, first and second lien mortgages secured by income producing and residential real property in California, and mortgage warehouse lines secured by newly originated residential mortgage loans.

RECENT DEVELOPMENTS
Imperial Credit Commercial Mortgage Investment Company ("ICCMIC") Transaction

  On October 18, 1999, ICCMIC reported that the 60-day market check period during which ICCMIC was permitted to conduct an unrestricted solicitation of potentially superior proposals pursuant to the previously announced merger agreement with our company had expired. The special committee of ICCMIC's board of directors, comprised of ICCMIC's four independent directors, with advice from Prudential Securities Incorporated, determined that none of the proposals received during the 60-day market check period was superior to the proposed merger transaction with our company. The merger agreement provides that ICCMIC retains the ability to consider superior proposals, if any, received on an unsolicited basis. Upon completion of the proposed merger, ICCMIC's stockholders (other than ICII) will receive $11.57 in cash per share. The final purchase price was determined based on the Company's offer of $11.50 per share, plus a price adjustment of $.07 per share in connection with the results of an appraisal of ICII's management contract. The proposed merger is expected to be completed by early 2000. ICCMIC is a commercial mortgage real estate investment trust that has 28,500,000 outstanding common shares and total assets of approximately $700 million at September 30, 1999. We own 2,570,000 shares of ICCMIC, or 9.0% of ICCMIC's outstanding common stock, and 100% of the company ("ICCAMC") that managed ICCMIC's operations and assets through October 22, 1999.

  Additionally, the management agreement with ICCAMC was terminated at the close of business on October 22, 1999, and ICCMIC has internalized its management. ICCMIC, with the consent of ICCAMC, hired all of ICCAMC's employees to run ICCMIC's operations on an internalized basis. Based on the results of ICCAMC's operations for the nine months ended September 30, 1999, we expect the internalization of the ICCMIC management contract to result in a decrease in annual revenues to our company of approximately $7.0 million, and approximate decreases in income before income taxes and net income of $3.5 million, and $2.1 million, respectively.

FMAX Transaction

  On November 1, 1999, the merger between FMC and Bay View was completed. We received $27.7 million in cash and 4.4 million shares of Bay View common stock from the sale and exchange of our 38.3% interest in FMC. On November 5, 1999, we announced the sale of 4,342,451 shares of our Bay View common stock. As a result of these transactions, we received approximately $86.3 million in total cash proceeds. We expect to report a total pre-tax gain from both transactions of $30.1 million, resulting in an approximate net after tax gain of $0.55 per diluted share in the quarter ending December 31, 1999.

Additional Repurchases of Senior Notes

  Subsequent to September 30, 1999, we repurchased an additional $12.6 million of Senior Notes. The repurchase resulted in an extraordinary gain, net of taxes of approximately $1.5 million or $0.05 per diluted share, which we expect to report in the quarter ending December 31, 1999. The repurchase of the Senior Notes will result in annual interest savings before income taxes of $1.3 million, or $0.02 per diluted share after income taxes.

Repurchase of Preferred Stock

  In November 1999, we repurchased and retired $30.0 million of the Series B 11.5% Mandatorily Redeemable Cumulative Preferred Stock, no par value. The repurchase resulted in an extraordinary loss, net of income taxes of approximately $1.2 million or $0.04 per diluted share, which we expect to report in the quarter ending December 31, 1999. The repurchase of the Preferred Stock will result in annual interest savings before income taxes of $4.4 million, or $0.13 per diluted share after income taxes.

Lewis Horwitz Organization Acquisition

  On October 1, 1999 we acquired the Lewis Horwitz Organization ("LHO") located in Los Angeles, California in an asset purchase transaction. LHO is an internationally recognized commercial finance company engaged in providing financing for independent motion picture and television productions. LHO typically lends to independent producers of film and television programs on a senior secured basis, basing its credit decisions on the creditworthiness and reputation of distributors and sales agents who have contracted to distribute the films or television productions. We believe this acquisition continues our strategy of investing in companies that create commercial finance opportunities and diversification of our lending activities.

REGULATORY MATTERS

SPB's Capital Ratios

  The following table presents SPB's actual capital ratios and the corresponding minimum adequate and well capitalized capital ratio requirements under the (i) FDIC Risk-based Capital and Tier 1 Capital regulations and (ii) the FDIC Leverage ratio regulation as of September 30, 1999.

                                                       Minimum Well Capitalized
                                                       ------------------------
                                     Actual           Requirement         Requirement
                                     ------           -----------         -----------
                                Amount    Ratio     Amount    Ratio     Amount    Ratio
                                ------    -----     ------    -----     ------    -----
                                                (Dollars in thousands)
Risk-based Capital..........   $215,397   10.28%   $167,593    8.00%   $204,491   10.00%
Risk-based Tier 1 Capital...    155,452    7.42%     83,796    4.00%    125,694    6.00%
FDIC Leverage Ratio.........    155,452    8.92%     83,796    4.00%    104,475    5.00%

MOU Compliance Update

  We responded to the FDIC's criticisms in its May 1998 information systems examination by retaining an internationally-recognized independent accounting firm to conduct a general ledger account reconciliation project in order to identify, trace and resolve all outstanding unreconciled general ledger items on SPB's books and records. Work on this reconciliation project was substantially completed by December 31, 1998. In consultation with the independent accounting firm, SPB has developed and implemented new policies and procedures which are designed to improve the efficiency and timeliness of general ledger reconciliation tasks and related financial accounting matters. SPB continues to reconcile all general ledger accounts on a timely basis.

  SPB, under the direction of its board of directors, has developed and implemented a Y2K readiness plan and budget, with specific deadlines and action steps. SPB believes it is currently in compliance in all material respects with FDIC minimum Y2K readiness requirements and guidelines. As a result of the progress SPB made in implementing its Y2K readiness plan, the FDIC and California Department of Financial Institutions ("DFI") terminated the November 2, 1998 Memorandum of Understanding ("MOU") primarily relating to Y2K concerns, during the third quarter ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

  We have an ongoing need for capital to finance our lending activities. This need is expected to increase as the outstanding balance of our loan and lease portfolios increase. Our primary cash requirements include the funding of (i) loan and lease originations and acquisitions, (ii) points and expenses paid in connection with the acquisition of wholesale loans, (iii) ongoing administrative and other operating expenses (iv) overcollateralization or reserve account requirements in connection with loans and leases pooled and sold and (v) fees and expenses incurred in connection with IBC's securitization programs. We have financed our lending activities through deposits or borrowings at SPB, warehouse lines of credit and repurchase facilities with financial institutions, equity and debt offerings in the capital markets and securitizations. We believe that such sources will be sufficient to fund our liquidity requirements for the foreseeable future. There can be no assurance that we will have access to the capital markets in the future or that financing will be available to satisfy our operating and debt service requirements or to fund our future growth. SPB obtains the liquidity necessary to fund its investing activities through deposits and, if necessary through borrowings under lines of credit and from the FHLB.

  At September 30, 1999 and 1998, SPB had maximum FHLB borrowings available equal to $54.8 million and $22.3 million, respectively. These borrowings must be fully collateralized by qualifying mortgage loans and may be in the form of overnight funds or term borrowings at SPB's option. The highest balance of FHLB advances outstanding during the quarter ended September 30, 1999 was $30.0 million, with an average outstanding balance of $4.9 million. There were no outstanding FHLB advances at September 30, 1999. FHLB advances are secured by certain real estate loans with a carrying value of $83.4 million and $51.9 million at September 30, 1999 and December 31, 1998, respectively. For the quarter ended September 30, 1999, SPB's deposit portfolio, which consists primarily of certificate accounts, increased $165.2 million to $1.6 billion from $1.4 billion at June 30, 1999. For the nine months ended September 30, 1999, SPB's deposit portfolio decreased $139.6 million to $1.6 billion from $1.7 billion at December 31, 1998. SPB has the capability to acquire new deposits through its local marketing strategies as well as domestic money markets. Additionally, SPB maintains liquidity in the form of cash and interest-bearing deposits with financial institutions. SPB tracks on a daily basis all new loan applications by office and, based on historical closing statistics, estimates expected fundings. Cash management systems at SPB allow SPB to anticipate both funding and sales and adjust deposit levels and short-term investments against the demands of SPB's lending activities.

  We generate liquidity at our holding company from a variety of sources, including interest income from loans and investments, income tax payments received from our subsidiaries, dividends from subsidiary earnings, dividends from common stock holdings in publicly traded companies, and sales of non-core assets. As discussed in our annual report on Form 10-K, an industrial bank such as SPB may declare dividends only in accordance with California Industrial Banking Law, which results in statutory limitations on the payment of dividends. Our holding company's primary cash requirements include income tax payments and interest payments on outstanding debt and preferred stock obligations. We also use available cash to make loans to our operating companies and investments in subsidiaries and asset management vehicles.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

  Our company and one of our directors are defendants in Judy L. Resnick v. Imperial Credit Industries, Inc., et al originally filed on January 14, 1998, in Los Angeles Superior Court. On March 27, 1998, the Los Angeles Superior Court ordered this case to binding arbitration before the National Association of Securities Dealers, Inc. ("NASD"). In September 1998, Resnick filed a Statement of Claim with the NASD, alleging causes of action for fraud, interference with advantageous business and contractual relationships, breach of the covenant of good faith and fair dealing, defamation and breach of fiduciary duty, all of which relate to Resnick's employment and compensation. Resnick is seeking damages in excess of $6.0 million. In July 1998, our company and the other defendants filed an answer and counterclaim seeking recovery from Resnick. The arbitration hearing was completed on September 28, 1999 and a decision is expected prior to year-end.

  Our company is a defendant in a consolidated federal securities class action, In re Southern Pacific Funding Corporation Securities Litigation, Lead Case No. CV98-1239-MA, in the U.S. District Court for the District of Oregon. The action also names as defendants two of our directors who are also former directors of SPFC and others. This action was initially filed in October 1998. Plaintiffs allege that SPFC failed to properly mark down the value of its residual interests, failed to properly reflect increased levels of prepayments and actual prepayment and default rates on its loans and made false and misleading public
statements concerning its financial condition.   Following a number of motions
to dismiss, defendants answered and alleged affirmative defenses to the second consolidated complaint on June 22, 1999. On July 21, 1999, the Court certified a class of persons who purchased the securities of SPFC during the period October 7, 1997 through October 1, 1998. On September 10, 1999, plaintiffs filed a third consolidated complaint, alleging claims against our company and two of its directors (and others) under Section 10(b) and 20(a) of the Securities Exchange Act of 1934. On September 21, 1999, plaintiffs sought leave to file a fourth consolidated complaint, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12 of the
Securities Act of 1933.   Defendants moved to dismiss the proposed fourth
amended complaint on October 13, 1999. This motion was fully briefed as of November 2, 1999.

  Our company and three of its directors are defendants in a consolidated federal securities class action, In re Imperial Credit Industries, Inc. Securities Litigation, Case No. 98-8842 SVW, in the U.S. District Court for the Central District of California. This action, purportedly filed on behalf of a class of persons who purchased our company's securities during the period January 29, 1998 through October 1, 1998, was originally filed in November 1998. Plaintiffs allege that defendants made false and misleading statements and omitted to reveal the truth concerning the value of Imperial Credit Industries, Inc.'s investments in SPFC and FMC, resulting in an artificial inflation of the price of our securities. On June 21, 1999, defendants moved to dismiss plaintiffs' complaints. The matter was fully briefed and the Court held a hearing on July 26, 1999. At the hearing, the Court granted defendants' motions to dismiss plaintiffs' complaints, with leave to amend. The Court subsequently issued a written order on September 7, 1999. Plaintiffs filed a consolidated amended class action complaint on October 4, 1999, alleging a claim against our company and three of its directors for violations of Sections 10(b) and 20(a) of
the Securities Exchange Act of 1934.   On October 22, 1999, defendants moved to
dismiss the consolidated amended class action complaint. This motion is set for hearing on November 22, 1999. The Court has not certified a class, nor have plaintiffs filed a motion for class certification.

  We are a defendant in Steadfast Insurance Company v. Auto Marketing Network Inc. and Imperial Credit Industries, Inc., filed on August 12, 1997 in the Northern District of Illinois, Case No. 97-C-5696. The plaintiff is seeking damages in the amount of $27 million allegedly resulting from the fraudulent inducement to enter into, and the subsequent breach of, a motor vehicle collateral enhancement insurance policy. In May 1998, we filed a counterclaim against the plaintiff for $54 million in damages based on the allegation that the underlying claim was filed in bad faith. In January 1999, the Court entered a preliminary injunction which enjoined us from transferring assets of Auto Marketing Network, Inc., in amounts that would cause the total assets of Auto Marketing Network to be less than $20 million in value. The injunction has since been removed and the parties are presently engaged in pretrial discovery. We have moved to dismiss ICII from the lawsuit.

  We are a defendant along with ICCMIC and its directors, which includes two of our directors, in a putative class action lawsuit filed on July 22, 1999 by Riviera-Enid, a Florida limited partnership, in Los Angeles Superior Court, Case No. BC213902. The complaint alleges that the proposed merger between a subsidiary of ours and ICCMIC constitutes a breach of fiduciary duty by the defendants in that, allegedly, the merger price is unfair to stockholders, the merger price is less than the liquidation value of ICCMIC's assets and the termination fee for the management contract is excessive. The complaint also alleges that certain of the directors have conflicts of interest because of their affiliation with us and that the merger will benefit us at the expense of ICCMIC other stockholders. The complaint seeks certification of a class of all stockholders of ICCMIC whose stock will be acquired in connection with the merger and seeks injunctive relief that would, if granted, prevent the completion of the proposed merger. The complaint also seeks damages in an unspecified amount and other relief. On October 8, 1999, we filed a demurrer to plaintiff's complaint, which is set to be heard by the Court on November 22, 1999. On November 1, 1999, plaintiff served an amended class action complaint alleging the same claims but adding details from ICCMIC's preliminary proxy statement filed with the SEC. The Court has not certified a class, nor has plaintiff filed a motion for class certification. On November 3, 1999, ICCMIC's counsel received a letter from counsel for the plaintiffs asserting their intent to seek a temporary restraining order, expedited discovery, and a date for a preliminary injunction hearing. No motion for a preliminary injunction has been filed. By letter of November 10, 1999, counsel for the plaintiffs stated that the plaintiffs have decided not to move forward with a motion for a temporary restraining order or permanent injunction at this time. We and ICCMIC believe that the material allegations of the complaint are without merit.


  We continue to vigorously defend all of the above lawsuits.


Item 2.  Changes in Securities
         ---------------------
         None
Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None
Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None
Item 5.  Other Information
        -----------------
         None
Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
    The registrant filed the following report on Form 8-K dated November 5, 1999:
    On November 5, 1999, we announced the sale of 4.3 million shares of Bay View common stock.

                                    Item 6
                       Imperial Credit Industries, Inc.
         Statement Regarding Computation Of Earnings (Loss) Per Share
                   (In thousands, except per share amounts)

                                                                                 Quarter ended             Nine months ended
                                                                                 September 30,               September 30,
                                                                          ------------------------      ----------------------
                                                                               1999        1998            1999         1998
                                                                             --------   ----------      ----------   ----------
Income (loss) from continuing operations                                     $ 5,295     $(96,774)       $(13,844)    $(65,771)
Operating loss from discontinued operations of AMN, net of income taxes         (722)      (1,390)           (722)      (3,232)
Loss on Disposal of AMN, including provision of $3.7 million for
 operating losses during phase-out period, net of income taxes                    --      (11,276)             --      (11,276)
                                                                             -------    ---------        --------     --------
Income (loss) before extraordinary item                                        4,573     (109,440)        (14,566)     (80,279)

Extraordinary item--Gain on early extinguishment of debt, net of
income taxes                                                                   3,670           --           3,670           --
                                                                             -------    ---------        --------     --------
Net income (loss)                                                            $ 8,243    $(109,440)       $(10,896)    $(80,279)
                                                                             =======    =========        ========     ========
Weighted -average common shares outstanding  used to compute basic income
 (loss) per share                                                             33,143       38,605          34,975       38,699
Assumed common shares issued on exercise of stock options                        993           --              --           --
                                                                             -------    ---------        --------     --------
Number of common shares used to compute diluted income (loss) per share       34,136       38,605          34,975       38,699
                                                                             =======    =========        ========     ========

Basic earnings per share:
-------------------------
Income (loss) from continuing operations                                     $  0.16    $   (2.50)       $  (0.40)    $  (1.70)
Operating loss from discontinued operations, net of income taxes               (0.02)       (0.04)          (0.02)       (0.08)
Loss on disposal of AMN, net of income taxes                                      --        (0.29)             --        (0.29)
Extraordinary item--Gain on early extinguishment of debt, net of income
 taxes                                                                          0.11           --            0.11           --
                                                                             -------    ---------        --------     --------
   Net income (loss) per common share                                        $  0.25    $   (2.83)       $  (0.31)    $  (2.07)
                                                                             =======    =========        ========     ========

Diluted earnings per share:
---------------------------
Income (loss) from continuing operations                                     $  0.16    $   (2.50)       $  (0.40)    $  (1.70)
Operating loss from discontinued operations, net of income taxes               (0.02)       (0.04)          (0.02)       (0.08)
Loss on disposal of AMN, net of income taxes                                      --        (0.29)             --        (0.29)
Extraordinary item--Gain on early extinguishment of debt, net of income
 taxes                                                                          0.10           --            0.11           --
                                                                             -------    ---------        --------     --------
   Net income (loss) per common share                                        $  0.24    $   (2.83)       $  (0.31)    $  (2.07)
                                                                             =======    =========        ========     ========

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Imperial Credit Industries, Inc.

Date:  November 15, 1999             By:  /s/ Brad S. Plantiko
                                         _____________________________________
                                          Brad S. Plantiko
                                          Executive Vice President--
                                          Chief Financial Officer