Form 10-K405
period 1999-12-31
IMPERIAL CREDIT INDUSTRIES INC
filed 2000-03-30
CIK 883811

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from        to
                                 ------    ------
                        Commission File Number: 0-19861

                       IMPERIAL CREDIT INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

           California                                95-4054791
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)              Identification Number)

 23550 Hawthorne Boulevard, Building 1, Suite 110, Torrance, California 90505
              (Address of principal executive offices) (Zip Code)

                                (310) 373-1704
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

   Title of each class        Name of each exchange on which registered
Common Stock, no par value              Nasdaq National Market

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing sales price of its Common Stock on March 28, 2000 on the Nasdaq National Market was approximately $145,331,423.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

   The number of shares of Common Stock outstanding as of March 28, 2000:
33,218,611

             DOCUMENTS INCORPORATED BY REFERENCE (not applicable)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       IMPERIAL CREDIT INDUSTRIES, INC.

                         1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                      PART I
 ITEM 1.  BUSINESS......................................................     3
 ITEM 2.  PROPERTIES....................................................    42
 ITEM 3.  LEGAL PROCEEDINGS.............................................    43
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    44

                                      PART II
 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS...........................................    45
 ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA..........................    47
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................    49
 ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK....    81
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................    82
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................   146

                                     PART III
 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   146
 ITEM 11. EXECUTIVE COMPENSATION........................................   148
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................   155
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   156

                                      PART IV
 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
          K.............................................................   159

Forward-Looking Statements

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

   We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

ITEM 1. BUSINESS

General

   Imperial Credit Industries, Inc. ("ICII") is a diversified commercial lending, financial services, and investment banking holding company with consolidated assets of $2.2 billion as of December 31, 1999. We were first organized in 1986 and our headquarters are located in Torrance, California.

   Over the course of 1999, we substantially completed our exit from non-core operations and concentrated on our core commercial lending and investment banking and brokerage service businesses. Each of our remaining core businesses operate in niche segments of the financial services industry, which include; business finance lending, multifamily and commercial lending, asset management activities, investment banking and brokerage services.

   In October 1999, we added to our commercial lending business by purchasing a commercial finance lending business specializing in the entertainment industry.

   Our near-term focus is to expand our commercial banking and investment banking business. We continuously monitor and review the performance of our subsidiaries and lines of business for profitability and performance.

Business Strategy

   For an explanation of our current business strategy, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--General."

   The Company's operations are divided into several operating segments segregated by product line. See "Imperial Credit Industries, Inc., Notes to Consolidated Financial Statements", Note 13--Business Segments for a description of each of our business segments.

   We group our core business segments into four broad categories.

     Business Finance Lending
     Coast Business Credit
     Imperial Warehouse Finance, Inc.
     Loan Participation and Investment Group
     The Lewis Horwitz Organization
     Imperial Business Credit, Inc.

     Multifamily and Commercial Mortgage Lending
     Income Property Lending Division

     Asset Management Activities
     Imperial Credit Asset Management, Inc.
     Imperial Credit Commercial Asset Management Corporation

     Investment Banking and Brokerage Services.
     Imperial Capital Group, LLC

   We also segregate certain business segments as:

     Other Core Operations
     Equity Interests, and

     De-emphasized/Discontinued/Exited Businesses

Business Finance Lending

Coast Business Credit

 General

   Coast Business Credit ("CBC") is the asset based lending division of our principal subsidiary, Southern Pacific Bank, ("SPB"), that makes revolving lines of credit and term loans available to growth companies in manufacturing, distribution, technology, telecommunications and retail industries. CBC is headquartered in Los Angeles, California, and conducts its lending business activities throughout the United States. CBC has 16 loan production offices located in the following cities at December 31, 1999:

     Atlanta           Chicago                   Minneapolis                 San Francisco
     Baltimore         Cleveland                 New York City               Santa Clara
     Boston            Irvine                    Phoenix                     Seattle
     Charlotte         Kansas City               Portland                    Stamford

 CBC's Loan Portfolio

   CBC's principal business is asset-based lending to small-to-medium-sized businesses with annual revenues ranging from approximately $10 million to $100 million. Typically, revolving lines of credit are secured by accounts receivable and inventory. Term loans are usually secured by real property, equipment or other fixed assets. CBC's primary niche is the high-technology sector which includes businesses involved in computer hardware and software, telecommunications, internet services, industrial automation and office equipment. These customers provide CBC with opportunities for long-term relationships in industries with above average growth prospects.

   Set forth below is a table showing CBC's outstanding loan and commitment balances by industry at December 31, 1999 and 1998:

                                  At December 31, 1999                   At December 31, 1998
                          -------------------------------------  -------------------------------------
                          Outstanding  % of   Commitment  % of   Outstanding  % of   Commitment  % of
                            Balance   Total    Balance   Total     Balance   Total    Balance   Total
                          ----------- ------  ---------- ------  ----------- ------  ---------- ------
                                                   (Dollars in thousands)
Transportation & public
 utilities..............   $215,665    28.83% $  371,380  26.68%  $163,262    25.78% $  236,077  22.47%
Wholesale trade--durable
 goods..................     57,075     7.63     100,600   7.23     90,663    14.32     131,646  12.53
Retail stores...........     44,861     6.00      85,500   6.14     43,128     6.81      67,500   6.43
Electronic and
 electrical equipment
 manufacturing..........     44,045     5.89      94,793   6.81     36,280     5.73      85,826   8.17
Equipment leasing.......     43,341     5.79      82,900   5.95     18,939     2.99      35,400   3.37
Fabricated metal
 products...............     36,357     4.86      48,000   3.45     16,844     2.66      43,000   4.09
Computer software.......     31,318     4.18      44,000   3.16     10,509     1.66      19,000   1.81
Industrial & commercial
 equipment..............     23,133     3.09      54,867   3.94     36,057     5.69      58,017   5.52
Computer systems
 design.................     22,131     2.96      43,000   3.09     12,398     1.96      22,000   2.09
Transportation
 equipment..............     22,075     2.95      26,250   1.89     11,225     1.77      15,200   1.45
Food product
 manufacturing..........     20,326     2.72      42,500   3.05     18,441     2.91      14,500   1.38
Wholesale trade--
 nondurable goods.......     18,559     2.48      42,000   3.02      8,487     1.34      15,000   1.43
Health services.........     16,665     2.23      20,000   1.44     14,947     2.36      17,500   1.67
Management services.....     16,110     2.15      41,500   2.98      7,154     1.13      11,500   1.10
Other...................    136,461    18.24     294,678  21.17    144,965    22.89     278,260  26.49
                           --------   ------  ---------- ------   --------   ------  ---------- ------
  Total.................   $748,122   100.00% $1,391,968 100.00%  $633,299   100.00% $1,050,426 100.00%
                           ========   ======  ========== ======   ========   ======  ========== ======

   Set forth below is a summary of CBC's loan portfolio at December 31, 1999, 1998 and 1997:

                                                    At December 31,
                                             --------------------------------
                                                1999        1998       1997
                                             ----------  ----------  --------
                                                 (Dollars in thousands)
   Commitments.............................. $1,391,968  $1,050,426  $803,300
   Outstanding loans........................    748,122     633,299   484,800
   Outstanding loans to technology
    companies...............................    293,521     208,800   201,800
   Outstanding unfunded commitments.........    643,846     417,127   318,500
   Average outstanding balance per
    customer................................      4,310       3,700     3,400
   Weighted average yield...................      13.17%      13.09%    13.88%

 Loan Products and Originations

   CBC's loans typically have maturities of two to five years, providing borrowers with greater flexibility to manage their borrowing needs. These loans have an automatic renewal for an additional year at the end of the contract term and each renewal year unless terminated by either party (usually requiring 90 days written notice prior to the end of the term). Loans are categorized based on the type of collateral securing the loan.

   Accounts Receivable Loans. These loans are revolving lines of credit that are secured principally by accounts receivable from their customers. Each borrower's customers normally make their payments to a blocked account, lockbox or directly to CBC. CBC deposits the payments daily and applies the funds to the borrower's loan balances. CBC typically lends up to 80% of the principal balance of accounts receivable that meet its eligibility requirements. However, advance rates vary depending on the borrower's historical performance with CBC. CBC's internal auditors conduct quarterly examinations of the collateral and financial condition of each borrower.

   Inventory Loans. These loans are typically revolving lines of credit secured by eligible inventory that is restricted to raw materials and finished goods. Inventory loans are generally made in conjunction with accounts receivable loans to qualifying borrowers. Borrowers are required to provide CBC with monthly inventory designations and these reports are compared to each borrower's financial statements for accuracy. CBC typically advances loan proceeds in amounts ranging from 25% to 75% of the eligible inventory value, with the percentage advanced determined based on the characteristics of the inventory and the expected orderly liquidation of the inventory based on an appraisal by a qualified appraisal firm with experience in that industry.

   Term Loans. CBC also originates term loans secured by real property, equipment or other fixed assets. These loans typically have three-to-five year amortization periods, but are due and payable upon termination of the master loan and security agreement.

   Participation Loans. Participation loans consist of both term loans and revolving lines of credit which CBC and other lenders (banks or other asset-based lenders) jointly lend to borrowers under one loan agreement.

   Set forth below is a table showing the principal amount of CBC's outstanding loans and the percentage of CBC's portfolio of each loan type at December 31, 1999, 1998 and 1997:

                         December 31, 1999   December 31, 1998   December 31, 1997
                         -----------------   -----------------   -----------------
                         Outstanding % of    Outstanding % of    Outstanding % of
                           Balance   Total     Balance   Total     Balance   Total
                         ----------- -----   ----------- -----   ----------- -----
                                        (Dollars in thousands)
Accounts receivable
 loans..................   $411.2     55.0 %   $520.4     82.2 %   $344.2     71.0%
Inventory loans.........     61.4      8.2       94.5     14.9       55.1     11.4
Term loans..............    162.9     21.8        --       --         --       --
Participation loans
 purchased..............    152.2     20.3       50.0      7.9       85.5     17.6
Participation loans
 sold...................    (39.6)    (5.3)     (31.6)    (5.0)       --       --
                           ------    -----     ------    -----     ------    -----
  Total.................   $748.1    100.0 %   $633.3    100.0 %   $484.8    100.0%
                           ======    =====     ======    =====     ======    =====

 Underwriting

   Before a credit line proposal letter is issued and a line of credit is established, CBC conducts a due diligence review of the prospective client that includes all or part of the following:

  . An audit of the company's records which include verification of its accounts receivable and inventory, along with reviews of its financial statements, management information systems, accounts payable and reporting capability,

  . Independent appraisals of inventory, equipment or real estate,

  . Background checks on the principals and investors of the company,

  . Extensive research on the prospective client, its industry, suppliers, competitors and products,

  . Detailed analysis of the prospective client's audited financial statements including ratio analysis, trend analysis, comparison to budget projections, interim results and multi-year analysis,

  . Uniform Commercial Code searches and filings, and

  . Legal documentation review by outside attorneys.

   For high technology borrowers, particular emphasis is placed on understanding the underlying value of the technology itself, including the value of the borrower's intangible assets. When necessary, filings at the patent and trademark office are made on copyrights, patents, trade names or other intangibles. Outside experts are sometimes consulted to assess the viability and value of intangibles.

   The underwriting process begins after a proposal letter is issued. At that time, CBC requires the prospective borrower to provide a deposit for the due diligence and audit. If the prospective borrower is providing inventory, equipment or real estate as collateral for the loan, then CBC will order appraisals for the various types of collateral. CBC's auditing staff conducts an audit generally consisting of a due diligence review of the prospective borrower's accounting and financial records, including a statistical review of accounts receivable and charge-off history. CBC auditors then submit their reports and work papers to CBC's credit committee along with the other due diligence being conducted by the underwriting department and appraisals by an outside appraisal firm.

   When CBC decides to approve a credit line, an appropriate credit limit is established under the revolving credit line. CBC analyzes the prospective borrower's customer base to assure compliance with CBC's policies. These policies generally limit CBC's overall exposure to borrowers, especially with respect to privately held or non-investment grade borrowers. When deemed necessary for credit approval, CBC may obtain guarantees or other types of security from a client or its affiliates and may also obtain subordination and intercreditor agreements from the borrower's other lenders. Although CBC's underwriting guidelines specify a review of the factors described above, CBC does not rely on a rigid scoring system to approve prospective borrowers. Decisions to enter into a relationship with a prospective client are made on a case-by-case basis.

 Credit Monitoring and Controls

   An assigned CBC account executive monitors each borrower's credit, collateral and advances. All account executives are required to meet with each of their assigned borrowers at least quarterly to:

  . monitor the borrower's business,

  . physically inspect the borrower's facilities and equipment, and

  . discuss any potential problems or opportunities the borrower may be experiencing.

   CBC monitors borrowers' accounts receivable using three reports. The first is an accounts receivable aging analysis report prepared monthly by the loan processor and reviewed by the account executive. This report includes details pertaining to account concentrations and aging trends. The second is an accounts receivable activity summary prepared weekly by the loan processor and reviewed by the account executive, summarizing borrowings, repayments and pledged collateral. The third is a daily report prepared by the borrower and reviewed by the account executive to determine credit availability for a particular day. If liquidation is required for a borrower to repay an outstanding loan, then CBC attempts to effect a consensual possession of the collateral property and joint collection of accounts receivable. In certain instances, court action may be required to ensure collection of receivables and to obtain possession of pledged assets.

 Pricing and Funding

   CBC typically charges its customers prime plus 1% to 3% (exclusive of loan fees) on the outstanding balance of their loans depending upon the credit quality of the borrower. In addition, CBC attempts to be flexible in the structuring of its revolving credit lines and to provide prompt service in order to gain an advantage over its competitors. When competing against more traditional lenders, CBC competes less on price and more on flexibility and speed of funding. CBC strives to fund its initial loan advance within three weeks of receiving the required information, and future advances generally by the next business day after receiving required documentation. CBC also charges fees for prepayments, line of credit facilities, loan originations and renewals, and may charge other special fees.

 Asset Quality

   The amounts of non-performing assets attributable to CBC's business at December 31, 1999, 1998 and 1997 were $22.2 million, $1.1 million and $0 million, respectively. The amount of net charge-offs relating to CBC's loans for 1999, 1998 and 1997 were $17.4 million, $67,000 and $295,000, respectively. The increase in CBC's non-accrual loans and charge-offs for the year ended December 31, 1999 resulted from recent bank regulatory guidance that prevents, among other things, CBC from considering the liquidation value of certain intangible assets of its customers in determining a loan's accrual status or, if necessary, the required charge-off amount. The effect of this guidance resulted in CBC changing its charge-off policy in the second quarter of 1999, and charging off gross amounts of outstanding problem loans as opposed to CBC's previous practice of reserving for and, if necessary, ultimately charging off the net deficiency amount of problem loans.

 Marketing

   CBC obtains business through referrals from:

   . banks                . existing borrowers              . investment banks
   . venture capitalists  . other finance companies         . mezzanine funds
   . accounting firms     . independent brokers
   . management           . other affiliates of our company
     consultants

   CBC's marketing officers call on CBC's referral sources to identify and receive introductions to potential clients and to also identify potential clients from database searches. CBC pays its marketing personnel competitive base salaries and commissions based on funded transactions. Commissions can be a significant portion of the total compensation paid to CBC's marketing personnel. CBC believes that this will motivate and reward the creation of new business and the retention of existing business. CBC's marketing personnel do not have credit decision authority. CBC's marketing efforts also include in-house telemarketing, magazine and newspaper advertising, attendance at and sponsorship of seminars and trade shows, banner ads and internet advertising.

Imperial Warehouse Finance, Inc.

 General

   Imperial Warehouse Finance, Inc. ("IWF") is a wholly owned subsidiary of SPB with its primary business being residential mortgage warehouse lending provided under short-term revolving credit agreements to mostly small to medium sized mortgage bankers on a national basis. SPB acquired the assets of IWF in October 1997. During 1999 IWF relocated to Torrance, California. Prior to the relocation, IWF conducted its lending activities from Voorhees, New Jersey, although it has customer relationships nationwide. During 1999 and 1998, IWF's average outstanding loan commitments were $357.7 million and $352.6 million, respectively. IWF's mortgage warehouse lending provides short-term interim funding to finance residential mortgages originated by mortgage bankers until the mortgages are sold in the secondary market. The warehouse funding allows the mortgage bankers to accumulate and pool the loans until resale.

 IWF's Loan Portfolio

   Typically, IWF, through SPB, serves as the sole funding source for its mortgage warehouse lending customers. IWF has entered into a participation agreement with SPB pursuant to which SPB funds 100% of IWF's warehouse loans to brokers.

   IWF generates revenues from fees and net interest income on its loan portfolio based on the amount of warehouse loan advances extended and transaction fees from the mortgage bankers for each loan advance processed. Mortgage bankers pay interest on funds drawn based on the prime rate plus a percentage. The transaction fees are determined pursuant to an established fee schedule.

   The following table sets forth certain information regarding IWF's warehouse lines at December 31, 1999, 1998 and 1997:

                                                        At December 31,
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
                                                     (Dollars in thousands)
   Commitments.................................... $300,415  $401,500  $247,100
   Outstanding warehouse lines....................   78,068   181,001   122,488
   Outstanding unfunded commitments...............  222,347   220,499   124,612
   Average outstanding balance per customer.......      940     1,602     1,655
   Weighted average yield.........................     8.28%     9.94%    10.27%

   IWF's outstanding balances to customers by geographic location were as follows at December 31, 1999, 1998 and 1997:

                                                   At December 31,
                                      ------------------------------------------
                                              1999                 1998
                                      -------------------- ---------------------
                                               % of Loans            % of Loans
                                      Amount  in Portfolio  Amount  in Portfolio
                                      ------- ------------ -------- ------------
                                                (Dollars in thousands)
   New York.......................... $24,720     31.66%   $ 41,177     22.75%
   Maryland..........................  22,188     28.42      26,865     14.84
   California........................   6,140      7.86         241      0.13
   Michigan..........................   4,780      6.12      40,854     22.57
   Florida...........................   3,369      4.32      25,844     14.28
   New Jersey........................   2,915      3.73      14,700      8.12
   Indiana...........................     128      0.16      10,757      5.94
   Other.............................  13,828     17.73      20,563     11.37
                                      -------    ------    --------    ------
     Total........................... $78,068    100.00%   $181,001    100.00%
                                      =======    ======    ========    ======

   During 1999, we made the decision to relocate IWF's operations from New Jersey to Torrance, California. As a result of the relocation, none of the employees of IWF made the move from New Jersey to California. We believe that as a result of the personal contacts that IWF's former employees had with the existing client base, a substantial number of customers have paid off their warehouse lines and moved their relationships to the new employers of our former IWF employees. Additionally, during the fourth quarter of 1999, we implemented stricter underwriting guidelines and changed our marketing focus to the Western United States. We believe that these factors are the primary cause of the overall decrease in the outstanding balance of IWF's warehouse lines. Recently, we retained a new director of marketing which has resulted in an increase in applications for new warehouse lines.

 Loan Products and Originations

   IWF is a full recourse lender whose advances on approved warehouse lines of credit are collateralized by individual mortgages. Before providing an advance on the warehouse line, IWF's policy requires that the pledged loan have in place a purchase commitment from an approved investor. To limit credit risk, IWF's customers must meet and maintain minimum levels of net worth and liquidity, and in certain cases, personal guarantees are required of the principals.

 Underwriting

   During the fourth quarter of 1999, we initiated changes to our underwriting policies. In general, these new policies require borrowers to maintain a higher net worth and lower overall leverage ratios, among other things. Warehouse loans are underwritten in accordance with both IWF's and SPB's policies and procedures. Prospective loan originators prepare a loan application that requires detailed information on the originator's business. After evaluating the application and independently verifying the applicant's credit history, if the originator appears to be a likely candidate for approval, IWF personnel will visit the originator and review, among other things, its:

   . Business organization       . Risk management
   . Management                  . Loan volume and historical delinquency rate
   . Reputation                  . Financial condition
   . Quality control             . Contingent obligations
   . Funding sources             . Regulatory compliance

   If the originator meets the established criteria, its application is submitted for approval and the mortgage banker enters into a credit facility agreement with IWF. The credit facilities set forth the maximum percentage of any single mortgage loan that will be advanced, the fees received for each advance, the interest rate and the terms of repayment. Warehousing lines are generally renewable annually if the broker continues to meet all applicable requirements.

   All funds advanced to the mortgage bankers are secured by the underlying mortgages including assignment of the promissory note, deed of trust and all instruments and documents comprising the loan documentation on each loan funded by IWF, and may also be secured by a personal guaranty by the principals of the mortgage banker. The loans are normally sold no more than 45 days after origination to third party private investors.

 Credit Monitoring and Controls

   IWF attempts to minimize the risks associated with making warehouse loans by, among other things:

  . generally requiring that each pledged loan be committed for purchase by a third party investor,

  . directly receiving payment from secondary market investors when the loans are sold and remitting any balance to the borrower after deducting the amount borrowed for that particular advance,

  . visiting the originator's office from time to time to review its financial and other records, and

  . monitoring each originator by periodically reviewing each originator's financial statements, auditor's report to the originator's board of directors, loan production, delinquency, and commitment reports.

 Pricing and Funding

   IWF typically charges its customers prime plus 0.75%-2% (exclusive of loan fees) on the outstanding balance under their warehouse lines. Loan fees range between $50 and $140 dollars per loan placed on the line.

 Asset Quality

   The amount of non-performing assets attributable to IWF's business at December 31, 1999, 1998 and 1997 were $7.8 million, $4.1 million, and $0 respectively. We believe that as a result of our new underwriting policies and stricter collection policies that IWF's non-performing assets will increase in the short term. The amount of net charge-offs relating to IWF's loans during the year ended December 31, 1999 was $1.6 million. IWF experienced no charge-offs for the years ended December 31, 1998 and 1997.

 Marketing

   IWF expects to shift its marketing focus from the Eastern United States to the Western United States. IWF markets its business by attending industry tradeshows, and through advertising in such publications as the Mortgage Banker, the National Mortgage Professional and the National Mortgage News.

Loan Participation and Investment Group

 General

   SPB formed the Loan Participation and Investment Group ("LPIG") in September 1995 to invest in and purchase senior secured debt of other companies (referred to as a "participation") offered by commercial banks in the secondary market. The principal types of loans acquired by LPIG are senior-secured bank loans, in the form of revolving lines of credit and long-term loans or letters of credit. As a part of its business, LPIG invests in loan participations through both on and off balance sheet financing arrangements. The on balance sheet investments are funded by the FDIC insured deposits of SPB, while LPIG's off balance sheet financing is primarily conducted through various trust and total return swap instruments.

 LPIG's Loan Portfolio

   The following table sets forth certain information regarding LPIG's commitments and outstanding balances at December 31, 1999, 1998 and 1997 as follows:

                                                        At December 31,
                                                   ----------------------------
                                                     (Dollars in thousands)
                                                     1999      1998      1997
                                                   --------  --------  --------
     Commitments.................................. $459,500  $523,300  $483,700
     Loans outstanding............................  217,000   222,100   196,400
     Average yield................................     7.55%     8.21%     8.72%

 Underwriting/Credit Monitoring and Controls

   By purchasing loan participations, LPIG builds its loan portfolio without loan origination costs or ongoing loan servicing costs and with minimal administrative costs. LPIG attempts to minimize the risk of investing in loan participations by performing a comprehensive analysis of a borrower's creditworthiness including analysis of operating performance, cash flow, capital structure, collateral, customers, suppliers, industry and competition. Once a loan is booked it is monitored on at least a quarterly basis for performance against projections and compliance with loan covenants. Risk is managed through diversification of the LPIG portfolio by number of borrowers, size of loans, industry and debt ratings.

   Set forth below is a table showing LPIG's outstanding loan and commitment balances by industry at December 31, 1999 and 1998:

                                  At December 31, 1999                   At December 31, 1998
                          -------------------------------------  -------------------------------------
                          Outstanding  % of   Commitment  % of   Outstanding  % of   Commitment  % of
                            Balance   Total    Balance   Total     Balance   Total    Balance   Total
                          ----------- ------  ---------- ------  ----------- ------  ---------- ------
                                                   (Dollars in thousands)
Manufacturing...........     26,469    12.20%    63,189   13.75%    12,407     5.59%    38,778    7.41%
Television
 broadcasting...........     13,773     6.35     44,483    9.68     27,796    12.51     45,000    8.60
Entertainment...........     36,332    16.74     43,453    9.46     17,632     7.94     40,308    7.70
Packaging...............     19,432     8.96     31,545    6.86     14,500     6.53     49,838    9.52
Hotels..................     18,135     8.36     28,774    6.26     26,022    11.72     30,523    5.83
Automobile rentals .....        --       --      25,000    5.44      1,364     0.61     25,000    4.78
Telecommunications......     20,238     9.33     25,000    5.44      2,701     1.22     28,165    5.38
Mining..................      7,000     3.23     23,000    5.00        --       --      16,000    3.06
Food processing ........     11,216     5.17     18,697    4.07     10,593     4.77     19,710    3.77
Food distribution.......        --       --         --      --         --       --      16,800    3.21
Waste disposal
 services...............      8,433     3.89     18,643    4.06      2,821     1.27     14,326    2.74
Party goods
 distribution...........      3,780     1.74     14,940    3.25      2,280     1.03     12,000    2.29
Office products.........      6,624     3.05     14,725    3.20      6,545     2.95     25,000    4.78
Defense.................      4,131     1.90     14,421    3.14      4,876     2.19     15,165    2.90
Air carrier.............      9,106     4.20     13,400    2.92     18,400     8.28     18,400    3.51
Park management.........      7,636     3.52     13,091    2.85      9,818     4.42     14,318    2.73
Rail transportation.....     12,360     5.70     12,600    2.74     12,306     5.54     12,600    2.41
Chemicals...............        --       --      10,557    2.30     10,828     4.87     18,145    3.47
Healthcare..............      9,687     4.46      9,835    2.14      8,256     3.72     10,595    2.02
Automobile parts........        --       --       9,000    1.96     10,172     4.58     25,050    4.79
Electronics.............        --       --       7,143    1.55        --       --         --      --
Equipment rentals.......        --       --       6,750    1.47        --       --         --      --
Garment.................        --       --       5,400    1.18      2,027     0.91      5,400    1.03
Paper...................      2,323     1.07      3,030    0.66      1,616     0.73      3,030    0.58
Radio broadcasting......        --       --         --      --       3,447     1.55     15,000    2.87
Amusement parks.........        --       --         --      --       3,545     1.60      9,234    1.76
Supermarkets............        --       --         --      --       4,850     2.18      4,850    0.93
Restaurants.............        --       --         --      --         930     0.42        930    0.18
Collection services ....        --       --         --      --       6,374     2.87      9,145    1.75
Ecological..............        286     0.13      2,857    0.62        --       --         --      --
                           --------   ------   --------  ------   --------   ------   --------  ------
 Total..................   $216,961   100.00%  $459,533  100.00%  $222,106   100.00%  $523,310  100.00%
                           ========   ======   ========  ======   ========   ======   ========  ======

 Pricing and Funding

   LPIG loans are typically priced based on the 6 month LIBOR rate plus a spread on the outstanding balance of loans.

 Asset Quality

   At December 31, 1999, 1998, and 1997, LPIG had no outstanding balance of non-performing assets. During the year ended December 31, 1999, LPIG experienced a $3.9 million charge-off related to one loan. LPIG did not experience any net loan charge-offs during 1998 and 1997.

 Loan Products, Origination and Marketing

   LPIG invests in senior secured commercial debt through participation in nationally syndicated bank credits by participating with the primary syndication group and by purchasing participations in the secondary market.

Lewis Horwitz Organization ("LHO")

 General

   We acquired LHO in October 1999. See "Management's Discussion and Analysis--The Lewis Horwitz Organization" for more information regarding the acquisition.

   LHO is an internationally recognized commercial finance lender engaged in providing financing for independent motion picture and television production. Typically, LHO lends to independent producers of film and television on a senior secured basis, basing its credit decisions on the creditworthiness and reputation of distributors and sales agents who have contracted to distribute the films.

 Loan Products and Originations

   LHO provides loans (with a typical term of 12 to 18 months) and letters of credit for the production of motion pictures and television shows or series that have a predictable market worldwide, and therefore, a predictable level of revenue arising from licensing of the distribution rights throughout the world. LHO is a widely-recognized leader in film financing with over 30 years of experience. LHO's lending officers have a combined total of over 100 years in financing experience. LHO believes it has a competitive advantage due to its extensive worldwide contacts among sales agents, distributors and independent producers in an industry where name recognition and personal contacts are crucial to success. LHO's experience has allowed it to rapidly adapt to changing industry standards in order to maintain its competitive position.

   LHO lends to "independent" producers of film and television, many of which are located in California. LHO, however, has borrowing clients based all over the world. LHO considers "independent" producers to be those producers that do not have major studio distribution outlets for their product. Large film and television studios generally maintain their own distribution outlets and finance their projects with internally generated financing. In addition to funding production loans against a number of distribution contracts, LHO has pioneered a conservative valuation of selected unsold rights to cover a modest portion of the production budget (gap). Several risks are inherent in the type of lending conducted by LHO, including the non-completion of the production, failure to perform on the part of the distributors and political and currency risks, each of which are mitigated by various means. For example, LHO requires an insurance policy (called a completion bond) to insure the project will be completed on budget. Distributor risks are minimized by adhering to strict credit limits and periodic reviews. Currency risks are mitigated by currency hedge contracts.

 Underwriting

   LHO's lending officers review the quality of the distributors and their contracts, the budget, the schedule of advances, and valuation of all distribution rights when considering a new lending opportunity. After closing, each requested advance is approved by the lending officer and the bonding company on a weekly basis to ensure that LHO is not advancing ahead of an agreed-upon cash flow schedule. The assigned lending officer also periodically speaks with the producer, bonding company and sales agent regarding the progress of the film. LHO's lending officers perform extensive follow-up on every loan to ensure that any unsold distribution rights are sold (i.e., distribution contracts are generated by the sales agent) prior to and after the delivery of the film or television production. Generally, a lending officer will speak to the sales agent at least monthly regarding the agent's progress on sales of distribution rights. The loan documentation grants LHO the right to impose certain penalties on the borrower and exercise certain other rights, including replacing the sales agent, if sales are not consummated within the appropriate time. Loans are repaid principally from revenue received from distribution contracts. In many instances, the distribution contracts provide for multiple payments payable at certain milestones (such as execution of contract, commencement of principal photography or completion of principal photography). The maturity date of the loan is generally six to nine months after completion of the production in order to permit all payments from distributors to be received within the maturity of the loan. Delivery of the completed production is made to the various distributors only upon or after their minimum guarantees have been paid in full.

   From the acquisition date of October 1, 1999 to December 31, 1999, LHO originated $23.2 million of new film and television production commitments.

 Pricing and Funding

   LHO typically charges its customers an interest rate ranging from the Prime Rate to Prime plus 2.00% (exclusive of loan fees) on the outstanding balance of their loans. Loan fees typically range from, 1.00% to 2.50% with an additional fee up to 7.0% depending on the level of gap. See Item 7. "Management's Discussion and Analysis--The Lewis Horwitz Organization" for more information regarding the acquisition.

 Asset Quality

   The amount of non-accrual loans attributable to the LHO division at December 31, 1999 were $8.2 million. All of these loans were on non-accrual status at the time of their acquisition.

Imperial Business Credit, Inc.

 General

   Imperial Business Credit, Inc. ("IBC") is a wholly owned subsidiary with corporate headquarters located in San Diego, California. IBC carries out its business equipment leasing operations from both its headquarters and its sales offices in Denver, Colorado and Atlanta, Georgia.

 IBC's Lease Portfolio

   The focus of IBC's lease activities has historically been equipment lease financing to small and medium- sized businesses. During the quarter ended December 31, 1999, defaults on leases originated through IBC's broker and small-ticket lease programs increased significantly. The increase in defaults caused us to reassess and increase the projected level of lease losses related to IBC's securitized leases. The reassessment resulted in a $7.7 million write-down of the carrying balance of retained interest in lease securitizations at IBC. As a result of the reassessment of the level of expected losses from IBC's small ticket and broker originated business, we decided to significantly curtail IBC's small ticket lease originations from brokers. We closed IBC's broker business in its San Diego and Irvine offices, and discontinued relationships with over 200 brokers in IBC's Denver office. We intend to focus IBC's future lease originations on middle market leasing programs.

   Generally, IBC funds the origination or acquisition of its leases through its short term warehouse credit facility with SPB and subsequently sells its receivables in the private asset securities market through its securitization program. The following table sets forth the lease activity for IBC for the years ended December 31, 1999, 1998 and 1997:

                                                          At December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
                                                           (In thousands)
   Leases funded.................................... $125,202 $114,318 $151,412
   Lease securitizations............................  132,359  117,724  130,335
   Leases serviced for others.......................  243,463  242,624  246,996

 Lease Finance Operations

   IBC specializes in originating, acquiring, selling, securitizing and servicing non-cancellable, full-payout equipment leases for small and medium-sized business in various industries throughout the United States. IBC has historically focused on small-ticket leases with contract amounts between $5,000 and $75,000. IBC derives its earnings from gains recognized on the securitization or sale of leases, from the spread on portfolios held for investment and loans held for sale during the warehouse period and from servicing and related ancillary fees on its servicing portfolio. In each securitization, IBC receives advances based on a percentage which is less than the aggregate present value of cash flows from an undifferentiated pool of leases, effectively overcollaterizing lease - backed notes or certificates. Over the life of the lease pool securitized, IBC is eligible to receive the excess cash flow resulting from the difference between the lease payments received and the payment of (i) principal and interest to investors in lease-backed notes or certificates and (ii) backup servicing and trustee fees and other securitization expenses.

   In consideration for servicing the leases in the securitized portfolios, IBC receives a servicing fee of 1.15% (IBC received actual servicing fees of 1.225% through November 14, 1999) of the aggregate contract balances outstanding and, in addition, is entitled to receive all late fees and other miscellaneous fees related to the serviced portfolio.

 Lease Products and Originations

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

   The following table sets forth IBC's lease originations by equipment type for the periods presented:

                          Year Ended December 31, 1999       Year Ended December 31, 1998       Year Ended December 31, 1997
                       ---------------------------------- ---------------------------------- ----------------------------------
                         Number   Principal                 Number   Principal                 Number   Principal
                       Of Leases    Amount    % of Total  of Leases    Amount    % of Total  of Leases    Amount    % of Total
                       Originated Originated Originations Originated Originated Originations Originated Originated Originations
                       ---------- ---------- ------------ ---------- ---------- ------------ ---------- ---------- ------------
                                                                (Dollars in thousands)
Computers........          910     $ 19,016      15.2%      1,130     $ 22,990      20.1%      1,981     $ 39,294      26.0%
Automotive.......        1,465       16,092      12.9       1,574       17,474      15.3       1,843       15,879      10.5
Furniture and
 fixtures........          778       16,778      13.4         522       12,232      10.7         984       18,407      12.2
Heavy equipment..          549       12,829      10.2         524       10,775       9.4         430        9,449       6.2
Restaurant.......          770       11,762       9.4         864       10,074       8.8       1,047       13,072       8.6
Manufacturing/Machine
 Work............          323        8,226       6.6         178        5,174       4.5         441       12,003       7.9
Health/Sports
 equipment.......          104        3,131       2.5         117        3,719       3.3         152        4,005       2.6
Print/Typeset
 equipment.......           89        2,403       1.9         107        2,337       2.0         136        3,418       2.3
Dry
 cleaning/Washing..         32          875       0.7          34        1,235       1.1         102        2,385       1.6
Clothing
 manufacture.....           41        1,533       1.2          10          520       0.5          38        1,451       1.0
Radio and
 television
 Production
 equipment.......          896        7,756       6.2         527        7,277       6.4         374        7,883       5.2
Other............        1,234       24,801      19.8       1,092       20,511      17.9       1,251       24,166      15.9
                         -----     --------     -----       -----     --------     -----       -----     --------     -----
 Total...........        7,191     $125,202     100.0%      6,679     $114,318     100.0%      8,779     $151,412     100.0%
                         =====     ========     =====       =====     ========     =====       =====     ========     =====

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

 Credit Monitoring and Controls

   IBC services all leases that it originated or purchased. IBC's servicing activities, with respect to both leases retained by IBC or leases securitized or sold to third parties, consist of:

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

 Pricing

   IBC typically charges its customers a fixed rate of 10.5% to 17% on the original equipment cost financed. We believe IBC's lease pricing is competitive.

 Asset Quality

   The following table sets forth the amount of on balance sheet non-performing assets attributable to IBC's leasing operations at December 31, 1999, 1998 and 1997.

                                                          At December 31,
                                                       ------------------------
                                                        1999     1998    1997
                                                       -------  ------  -------
                                                       (Dollars in thousands)
   Nonaccrual leases.................................. $    77  $  669  $   981
   Other assets owned.................................     643     702    4,437
                                                       -------  ------  -------
   Total NPA's........................................     720   1,371    5,418
                                                       =======  ======  =======
   Total leases and other assets owned................ $13,859  $8,115  $21,015
   Total NPA's as a percentage of leases and other
    assets owned......................................     5.2%   16.9%    25.8%

   The following table sets forth the amount and delinquency status for IBC's lease servicing portfolio at December 31, 1999, 1998 and 1997.

                                          At December 31,
                    -----------------------------------------------------------
                           1999                1998                1997
                    ------------------- ------------------- -------------------
                                      (Dollars in thousands)
                     Amount  % of total  Amount  % of total  Amount  % of total
                    -------- ---------- -------- ---------- -------- ----------
   Current......... $235,884    96.9%   $233,535    96.3%   $238,380    96.5%
   30-60 days......    2,925     1.2       3,534     1.5       4,463     1.8
   60-90 days......    1,508     0.6       2,037     0.8       1,747     0.7
   90+ days........    3,146     1.3       3,519     1.4       2,407     1.0
                    --------   -----    --------   -----    --------   -----
   Total........... $243,463   100.0%   $242,625   100.0%   $246,997   100.0%
                    ========   =====    ========   =====    ========   =====

 Marketing and Origination Network

   IBC originates new lease contracts primarily from vendors and brokers. Each lease originator has been reviewed and approved by IBC. From its offices in Colorado and Georgia. IBC employs 13 sales representatives to originate lease contracts from approximately 225 vendors and 100 brokers.

   The small ticket broker/lessor business is processed primarily through the Denver marketing unit. The vendor referral originated business is generated primarily by the Atlanta marketing unit.

Multifamily and Commercial Mortgage Lending

   We conduct our commercial mortgage lending operations through the Income Property Lending Division of SPB.

Income Property Lending Division

 General

   The Income Property Lending Division ("IPL") of SPB was formed in February 1994 to expand our apartment and commercial property lending business. As of December 31, 1999, IPL had 12 loan origination offices in California, Oregon, Colorado, Texas, Arizona, Illinois, Massachusetts and Florida.

 Loan Portfolio

   The focus of IPL's lending activities is the small loan market for 4 to 20 unit multi-family apartments and commercial buildings.

   The following table sets forth the loan activity for IPL for the years ended December 31, 1999, 1998 and 1997:

                                                          At December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
                                                           (In thousands)
   Loans funded..................................... $339,666 $366,074 $295,896
   Average loan size................................      442      394      390
   Loan securitizations.............................      --       --   203,100
   Whole loan sales.................................  283,674  304,169  196,800
   Loans outstanding................................  254,140  145,456   59,373
   Loans serviced for others........................   25,110  759,247  665,598

 Loan Products and Originations

   IPL generally seeks to make 70% of its loans secured by apartment buildings and 30% of its loans secured by commercial properties. Most of IPL's business is generated through in-house loan representatives who market the loans directly to mortgage brokers and borrowers. IPL also uses direct mailing, referrals from brokers and real estate developers. Most of IPL's loans have been secured by properties in California. Margins varied over the 6-month LIBOR index ranging from 2.75% to 5.0% depending on product type, property location and credit history of the borrower. IPL's loan programs include 30-year adjustable rate loans tied to the 6-month LIBOR, 1-year Treasury, or Bank of America prime indexes. IPL also originates fixed rate loans which accounted for approximately 42% and 67% of IPL's loan production in 1999 and 1998. During 1999, 50.3% of IPL's total loan originations were secured by property located in California. During 1998, 45.0% of IPL's total loan originations were secured by property located in California. Historically, IPL has sold the majority of its loan production to outside purchasers. Beginning in January 2000, we intend to retain IPL's multi-family loans, which qualify for favorable regulatory capital treatment, while continuing to sell IPL's commercial loans in the secondary market.

   Substantially all of IPL's loans contain prepayment restrictions. Prepayment provisions included in fixed rate loan documents provide for a prepayment fee equal to a percentage of the unpaid loan balance. Such restrictions may prohibit prepayments in whole or in part during a specified period of time and/or require the payment of a prepayment fee in connection with the loan's prepayment. Such prepayment restrictions can, but do not necessarily, provide a deterrent to prepayments.

   IPL may from time to time originate loans with a balloon payment due at maturity. The ability of a borrower to pay such amount will normally depend on its ability to fully refinance the loan or sell the related property at a price sufficient to permit the borrower to make balloon payments.

 Underwriting

   IPL generally uses underwriting criteria that require a maximum loan-to-value ratio of 70% and minimum debt coverage ratio of 1.2x on all loans. Loan originations not following this criteria may be funded based on other mitigating factors such as downpayment size, strength of borrower, etc. With respect to apartment loans, IPL uses standard government agency documentation and approved independent appraisers. IPL's underwriting is intended to assess the economic value of the mortgaged property and the financial capabilities, credit standing and managerial ability of the borrower. Appraisals and field inspections, performed by SPB approved appraisers and certified inspectors, and title insurance are required for each loan. With respect to the loans secured by commercial properties, IPL's policies typically require that usage comply with local zoning and use ordinances and the use of the commercial space is compatible with the property and neighborhood. The property must have a stable occupancy history, be located in a good market and have adequate parking. IPL reviews the state of repairs of the property, whether there are any unacceptable covenants, if the property is built to code, and any environmental hazards. IPL also looks at the borrower's financial statements to determine the borrower's equity in the property. IPL analyzes whether the borrower will be able to meet all of the mortgaged property's loan obligations and if the borrower holds other property and how those other properties are performing. IPL also looks at the borrower's income as a possible source of repayment for the loan.

 Pricing

   IPL establishes loan pricing at least once every business day based on prevailing interest rates and general market conditions. The standard pricing is based on factors such as the anticipated price IPL would receive upon sale or securitization of the loan, the anticipated interest spread realized during the period of accumulating loans, the targeted profit margin and the anticipated costs associated with sale or securitization.

 Credit Monitoring and Controls

   SPB services all loans held for investment or available for sale. These servicing activities consist of:

   . collecting, accounting for and       . communicating with the borrowers to
     posting all payments received,         obtain timely payments,

   . responding to inquires,              . repossessing and reselling the
                                            collateral when necessary, and

   . investigating delinquencies and      . generally monitoring each loan.
     taking appropriate action,

 Asset Quality

   The following table sets forth the amount of non-performing assets attributable to IPL's operations at December 31, 1999, 1998 and 1997.

                                  At December 31,
                             ---------------------------
                               1999      1998     1997
                             --------  --------  -------
                              (Dollars In thousands)
   Nonaccrual loans........  $    237  $    992  $   497
   OREO....................       222       197      465
                             --------  --------  -------
   Total NPA's.............  $    459  $  1,189  $   962
                             ========  ========  =======
   Total loans and OREO....  $254,362  $145,653  $59,838
                             ========  ========  =======
   Total NPA's as a
    percentage of loans and
    OREO...................      0.18%     0.82%    1.61%

Asset Management Activities

   We conduct advisory and asset management services through our wholly owned subsidiary Imperial Credit Asset Management, Inc. Through October 22, 1999, we also conducted asset management services through Imperial Credit Commercial Asset Management Corp.

 Imperial Credit Asset Management, Inc.

   Imperial Credit Asset Management, Inc. ("ICAM") was formed in April 1998. ICAM manages Pacifica Partners I L.P., and Cambria Investment Partnership I, L.P. Pacifica Partners I is a $500 million collateralized loan obligation fund we launched in August 1998. Pacifica Partners I's assets consist of approximately $400 million in nationally syndicated bank loans and approximately $100 million in high yield bonds. We have invested net cash of $25.9 million in the subordinated and equity interests of Pacifica Partners through December 31, 1999. The return on our cash investment was 22.3% for the year ended December 31, 1999 and for the period of August 1, 1998 through December 31, 1998. Additionally, we received net management fees of approximately 60 basis points on total assets under management. For the year ended December 31, 1999 and 1998, ICAM earned net management fees before expenses of $3.1 million and $1.1 million, respectively, from managing Pacifica Partners I.

   We also invested $10.0 million in Cambria which is a hedge fund that invests in syndicated bank loans. At December 31, 1999 and 1998, Cambria had total assets under management of approximately $134.9 million and $130.0 million, respectively. The return on our investment was 14.0% for the year ended December 31, 1999 and 1% for the year ended December 31, 1998. ICAM earns fees equal to one percent of assets under management plus a 20% incentive fee for positive returns for each calendar year. For the years ended December 31, 1999 and 1998, ICAM earned management fees of $833,000 and $139,000 from managing Cambria.

 Imperial Credit Commercial Asset Management Corp.

   Imperial Credit Commercial Asset Management Corp. ("ICCAMC") was formed in 1997. See "Item 13. Certain Relationships and Certain Transactions-- Relationships with ICCMIC--ICCMIC Management Agreement". ICCMIC is a publicly traded corporation which elects to be taxed as a real estate investment trust that invests primarily in performing multi-family and commercial real estate loans, direct investments in real estate and commercial mortgage-backed securities.

   In October 1997, ICCMIC completed its initial public offering and sold approximately 34.5 million shares of common stock at $15.00 per share resulting in net proceeds of approximately $481.2 million. We purchased 2,970,000 shares of ICCMIC common stock in the offering and an additional 100,000 shares in December 1997 for a total of $43.0 million. During 1998, we wrote down our investment in ICCMIC common stock by $13.0 million to $9.75 per share due to an other than temporary decline in the value of ICCMIC's common stock. In 1999, we sold 500,000 shares of ICCMIC common stock at $10.88 per common share, generating net proceeds of $5.4 million, resulting in a gain on sale of securities totaling $562,000. As of December 31, 1999, we owned 9.0% of the common stock of ICCMIC. ICCAMC, a wholly-owned subsidiary, managed the day to day operations of ICCMIC through October 22, 1999. For the year ended December 31, 1999, 1998 and from the period of initial public offering through December 31, 1997, ICCAMC earned $5.9 million, $6.3 million and $940,000, respectively, in gross management fees from ICCMIC. In addition, we received cash dividends of $3.1 million, $3.6 million and $399,000 during the years ended December 31, 1999, 1998 and from the period of initial public offering through December 31, 1997, respectively.

   On July 23, 1999, we announced the signing of a definitive merger agreement by which a wholly owned subsidiary of ours would acquire all of the outstanding shares of ICCMIC (consisting of the 25,930,000 shares not already owned by us and certain of our affiliates and subsidiaries) for a cash purchase price of $11.575 per share. See "Liquidity and Capital Resources--The ICCMIC Acquisition," for further details.

Investment Banking and Brokerage

 Imperial Capital Group, LLC

   Imperial Capital Group, LLC ("ICG") is a majority-owned subsidiary formed in July 1997. ICG together with its subsidiaries, Imperial Capital, LLC and Imperial Asset Management, LLC, offer individual and institutional investors financial products and services. Imperial Capital, LLC, is a registered broker/dealer with the United States Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc. It provides investment opportunities and research to individual and institutional investors, raises private and public capital for middle market companies, and trades debt, equity and asset backed securities. Imperial Asset Management, LLC, is an investment advisor registered with the United States Securities and Exchange Commission, and provides investment management services to high net worth individuals and institutional clients. ICG raised total debt and equity proceeds of $137.3 million in 1999 and $190.0 million in 1998 for its corporate clients through private placement offerings. For the year ended December 31, 1999, ICG generated $27.2 million in investment banking and brokerage fee revenues compared to $18.5 million in 1998 and $7.7 million in 1997. ICG earned net income (loss) of $2.5 million, ($3.9) million and $2.4 million for the years ended December 31, 1999, 1998 and the period from its formation in July 1997 through December 31, 1997.

Other Core Operations

 Imperial Credit Lender Services, Inc.

   In July 1998, we acquired the assets of Imperial Credit Lender Services, Inc. ("ICLS") formerly Statewide Documentation, Inc., for a purchase price of $5.0 million worth of our common stock. ICLS initially began its operations in 1981. Its primary business is providing loan documentation preparation and loan closing services nationwide. Additionally, ICLS provides national notary and recording services.

   ICLS has developed a proprietary document preparation and delivery system that provides new document preparation for ICLS's clients with substantial flexibility and speed, often allowing new documents to be processed within an hour of original receipt. ICLS utilizes a remote ordering system, whereby, rather than completing a document order form, a client can input all necessary data into its own desktop computer and transmit that information using ICLS's internet site. ICLS has implemented a four-step quality control system to ensure reliability and confidentiality upon receipt of a document order. The information is immediately transferred into ICLS's data entry department where it is entered into the document preparation system. Once entered, it is reviewed by the quality control department, then transferred to ICLS's printing department. All information is reviewed before allowing the loan documents to be printed. Once the loan documents have been signed, they are returned to ICLS's office for an additional review to verify the documents are returned and dated correctly. Completed documents are returned to the clients' offices the next business day. ICLS uses a pool of over 1,200 active field representatives to support over 2,000 loan closings per month. During the fourth quarter of 1999, ICLS entered into an agreement to provide document and closing services for a major financial institution. For the year ended December 31, 1999 and the period from our acquisition in July of 1998 through December 31, 1998, ICLS earned loan closing fees of $1.4 million and $845,000, respectively. ICLS's net losses were $694,000 and $135,000 for the year ended December 31, 1999 and the period from our acquisition in July 1998 through December 31, 1998, respectively.

 Total Return Swaps

   As a part of the Pacifica Partners I LP collateralized loan obligation ("CLO") fund we launched in August 1998, we delivered subordinate bonds of approximately $51.3 million into a total rate of return swap with the Canadian Imperial Bank of Commerce ("CIBC"). The provisions of the swap entitle us to receive the total return on the subordinate bonds delivered and pay CIBC a floating payment of LIBOR plus a weighted average spread of 1.36%. We delivered $25.9 million in cash at December 31, 1999 and $17.8 million in cash at December 31, 1998 to CIBC as collateral for the swap. These amounts are classified as Trading Securities on the consolidated balance sheet at December 31, 1999 and 1998.

   During the years ended December 31, 1999 and 1998, we entered into total rate of return swap contracts for investment purposes with various investment bank counterparties, the provisions of which entitle our company to receive the total return on various commercial loans and pay for a floating payment of one month LIBOR plus a spread. These contracts are off balance sheet instruments. As of December 31, 1999 and 1998, we were party to total rate of return swap contracts with a total notional amount of syndicated bank loans of $83.6 million and $280.4 million, under which we were obligated to pay one month LIBOR plus a weighted average spread of 0.88%. The weighted average remaining life of these contracts was 60.0 months and 31.2 months at December 31, 1999 and 1998. For the years ended December 31, 1999, 1998 and 1997, we recognized $2.9 million, $5.4 million and $448,000 in income on total return swaps, respectively.

NON CORE BUSINESS LINES

   We also operate "non-core" businesses, which consist of businesses that we've decided to de-emphasize or exit. We call these businesses Equity Interests and De-emphasized/Discontinued/Exited Businesses. Our exit from these non-core businesses will allow our management to focus on our core business lines that have proven to be our most profitable businesses.

Equity Interests

   At December 31, 1999, we had no equity interests in publicly traded entities. During the years ended December 31, 1998 and 1997, we held equity interests in three publicly traded entities, Franchise Mortgage Acceptance Company ("FMC"), Impac Mortgage Holdings, Inc. ("IMH") and Southern Pacific Funding Corporation ("SPFC").

 FMC

   FMC was a publicly traded company through November 1, 1999 (Nasdaq Symbol:
FMAX) that originated and serviced loans and equipment leases to small businesses. We sponsored FMC's initial public offering in November 1997 and sold a portion of our holdings raising $59.7 million. As part of the initial public offering of FMC, we recorded a total gain on sale of FMC common stock of $92.1 million in 1997. Our investment in FMC contributed $30.0 million, $3.2 million and $41.8 million to our revenues in 1999, 1998 and 1997, respectively. During the fourth quarter of 1999, FMC was acquired by Bay View Capital Corporation ("BVC") and we sold our 38.3% common stock ownership interest resulting in a pre-tax gain on sale of $30.1 million for the year ended December 31, 1999. As of December 31, 1999 and 1998, we owned none and 11,023,492 shares or 38.3% of the outstanding common stock of FMC, respectively. For the year ended December 31, 1998, our investment in FMC was reflected on our consolidated balance sheet as "Equity Interest in Franchise Mortgage Acceptance Company" and was accounted for pursuant to the equity method of accounting until the third quarter of 1999. During the third quarter we determined that we did not have the ability to exercise significant influence over FMC and, therefore, we changed to the cost method of accounting for this investment.

 IMH

   IMH is a publicly traded real estate investment trust (AMEX symbol: IMH). We sponsored IMH as a publicly traded company in November 1995 and our subsidiary, Imperial Credit Advisors, Inc., acted as its manager until December 31, 1997. Pursuant to a Termination Agreement entered into in December 1997, related to the Management Agreement between Imperial Credit Advisors, Inc. and IMH, we received 2,009,310 shares of IMH common stock and certain securitization-related assets, and, in exchange, we canceled a note receivable from IMH's subsidiary, Impac Funding. During 1998, we wrote down our investment in IMH common stock by $24.5 million to $5.00 per share due to an other than temporary decline in the value of IMH's common stock. During the years ended December 31, 1999 and 1998, we sold 1,887,110 shares and 122,200 shares of IMH stock, resulting in a gain of $929,000 and a loss of $185,000 respectively. We received cash dividends of $157,000 and $2.9 million for the years ended December 31, 1999 and 1998. At December 31, 1999, we did not own any shares of IMH common stock.

 SPFC

   SPFC was a publicly traded sub-prime mortgage banking company which originated, purchased and sold high yielding, single family sub-prime mortgage loans. We sponsored SPFC as a public company in June 1996 and sold a portion of our holdings raising $64.6 million. At December 31, 1999, we did not own any shares of SPFC common stock. As of December 31, 1998, we owned 9,742,500 shares of SPFC common stock, representing 47.0% of the outstanding common stock. Our investment in SPFC contributed none, $12.7 million and $25.9 million to our revenues in 1999, 1998 and 1997, respectively. In October 1998, SPFC petitioned for Chapter 11 bankruptcy protection under Federal bankruptcy law. In 1998, as a result of SPFC's bankruptcy filing, we wrote-off our entire equity interest and other assets totaling $82.6 million. Our stockholdings in SPFC were reflected on our consolidated balance sheet as "Equity Interest in SPFC" and, until SPFC's bankruptcy filing and termination of new business activities, were accounted for pursuant to the equity method of accounting.

Discontinued/De-emphasized Operations/Exited Businesses

   De-emphasized/Discontinued/Exited Businesses--represents those business units we decided to either de-emphasize, discontinue, or exit. We decided to de-emphasize, discontinue or exit these business lines because they were not meeting our expectations for a variety of reasons. These reasons included: significant credit losses, insufficient loan production volumes, inadequate gross profit margins, and risks associated with international lending operations. We include the following significant operations in Exited
Businesses: the Auto Lending, the Alternative Residential Mortgage, and the Consumer Loan Divisions of SPB, and Credito Imperial Argentina ("CIA"), our residential loan production business in Argentina.

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

   Losses from AMN's discontinued operations, net of taxes were as follows:

                                                 Disposition
                                 For the         Period from      Period from
                               year ended     August 1, 1998 to January 1, 1998
                            December 31, 1999 December 31, 1998 to July 31, 1998
                            ----------------- ----------------- ----------------
                                               (In thousands)
   Loss from discontinued
    operations.............       $899             $   --            $3,232
   Loss on disposal of
    AMN....................        --               11,276              --
                                  ----             -------           ------
   Net loss from
    discontinued
    operations.............       $899             $11,276           $3,232
                                  ====             =======           ======

   For the year ended December 31, 1999, AMN incurred additional operating losses from discontinued operations of $899,000, net of income taxes, primarily related to legal expenses and mark-to-market adjustments on AMN securities. In 1998 we recorded a loss on disposal of AMN totaling $11.3 million including charges (net of taxes) of $5.6 million for securities valuation, $1.2 million for disposition of furniture and equipment and other assets, $5.6 million for estimated future servicing obligations to a third party servicer, $1.3 million in liquidation allowances for nonaccrual loans and repossessed autos, $2.1 million in severance costs, occupancy and general and administrative expenses. These charges were partially offset by the estimated net interest income on loans and securities for the next year (disposition period) of $4.5 million.

   At December 31, 1999, AMN had no outstanding warehouse lines of credit. At December 31, 1998 AMN's $9.2 million warehouse line of credit with Greenwich Capital Financial is classified as other borrowings in the consolidated financial statements. The net assets of AMN's discontinued operations were as follows:

                                                                At December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                (In thousands)
   Loans....................................................... $ 5,207 $15,161
   Securities..................................................   8,685   7,844
   Retained interests in securitization........................  12,436  11,280
   Income taxes receivable.....................................   8,971  10,725
   Other net assets............................................   2,193   1,802
                                                                ------- -------
                                                                $37,492 $46,812
                                                                ======= =======

   On July 31, 1998 (measurement date), we determined that we would cease operations at AMN. Accordingly, a disposal plan was formulated, whereby the daily operations of AMN were terminated over the course of two months.

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

   Total CCD loans outstanding were $18.7 million at December 31, 1999, $30.5 million at December 31, 1998 and $40.8 million at December 31, 1997. We sold $11.7 million, $14.6 million and $5.9 million of these loans in 1999, 1998 and 1997, respectively. At December 31, 1999, 1998 and 1997 we held $14.1 million, $29.4 million and $0 of these loans for sale. At December 31, 1999, 1998 and 1997, CCD had $633,000, $253,000, and $250,000 in non-accrual loans, respectively.

 Auto Lending Division

   The Auto Lending Division ("ALD"), a division of SPB, closed its operations in February 1999 due to significant losses on non-performing assets in 1998. We made the decision to close the operations of ALD in the fourth quarter of 1998. ALD offered loans primarily to finance automobile purchases by sub-prime borrowers. ALD also purchased automobile loans from other independent loan originators. We determined that ALD would not meet our future profitability expectations, and that the time necessary to improve profitability did not justify further investment in this business line. The costs of closing this division were immaterial. During the year ended December 31, 1999, we incurred additional significant losses on the existing auto loan portfolio and wrote-down the value of the portfolio by $24.3 million. At December 31, 1999, we held $6.0 million of ALD loans, which are being carried at 32.0% of their contractual amount. During the year ended December 31, 1998, we wrote down the value of ALD's loans held for sale by $21.5 million. At December 31, 1998, we held $94.2 million of ALD loans. During the year ended December 31, 1997, we did not incur any write downs of ALD's loans held for sale. During the years ended December 31, 1999, 1998 and 1997, we sold $45.3 million, $71.6 million and $0 of ALD's loans, respectively. The amount of non-performing assets attributable to ALD at December 31, 1999, 1998 and 1997 were $245,000, $5.8 million and $5.4 million, respectively.

 Imperial Credit Worldwide, Ltd.

   Imperial Credit Worldwide ("ICW") closed its operations in October 1998. ICW was the holding company for our international finance activities and was the majority owner of Credito Imperial Argentina ("CIA"), our former mortgage banking company conducting residential mortgage business in Argentina. Due to the decline in the Latin American financial markets, CIA ceased originating loans for its portfolio in October 1998. In May 1999, we sold the remaining balance of CIA's net mortgage loan portfolio totaling $22.8 million, for a loss of $112,000. Total CIA loans held for sale at December 31, 1999 and 1998 were zero and $30.0 million, respectively. These loans were carried on our company's books at their estimated fair value of $22.8 million at December 31, 1998.

Loans and Leases Held for Investment

   The following table sets forth certain information regarding our loans and leases held for investment. Substantially all of our company's loans and leases held for investment are held by Southern Pacific Bank and are funded by FDIC insured deposits:

                                              At December 31,
                            --------------------------------------------------------
                               1999        1998        1997        1996       1995
                            ----------  ----------  ----------  ----------  --------
                                               (In thousands)
   Loans secured by real
    estate:
   One to four family...... $   93,914  $  125,616  $  205,788  $  375,476  $228,721
   Multi-family............     35,249      56,229      17,261       2,527     7,028
   Commercial..............     14,022      25,677      13,202      11,011   133,189
                            ----------  ----------  ----------  ----------  --------
                               143,185     207,522     236,251     389,014   368,938
   Leases..................      1,125       1,048       7,745      99,717     7,297
   Installment loans.......      7,072      26,511     147,603      34,248     1,900
   Franchise loans.........     18,277      50,520      62,219     115,910    46,766
   Asset based loans.......    748,122     633,299     484,828     288,528   154,252
   Loan participations.....    216,961     222,106     196,420     160,672    87,726
   Mortgage warehouse
    lines..................     78,068     181,001     122,488         --        --
   Film and television
    productions loans......     23,985         --          --          --        --
   Commercial loans........     48,853      34,509      35,861      13,260    22,378
                            ----------  ----------  ----------  ----------  --------
                             1,285,648   1,356,516   1,293,415   1,101,349   689,257
   Loans in process........     (5,472)     (5,636)     (7,081)        --        --
   Unamortized premium
    (discount).............      1,389       3,109       2,211      (6,336)   (5,217)
   Deferred loan fees......     (8,492)     (9,014)     (9,104)     (6,415)   (1,540)
                            ----------  ----------  ----------  ----------  --------
                             1,273,073   1,344,975   1,279,441   1,088,598   682,500
   Allowance for loan
    losses.................    (31,841)    (24,880)    (26,954)    (19,999)  (13,729)
                            ----------  ----------  ----------  ----------  --------
     Total................. $1,241,232  $1,320,095  $1,252,487  $1,068,599  $668,771
                            ==========  ==========  ==========  ==========  ========

   Our loans and leases held for investment are primarily:

  . asset-based loans to middle market companies mainly in California,

  . syndicated commercial loan participations,

  . first and second lien mortgages secured by residential and income producing real property mainly in California,

  . warehouse loans to residential mortgage loan brokers, and

  . television and motion picture production loans to independent producers.

   Although we continue to diversify our portfolio, a substantial portion of our debtors' ability to honor their contracts is dependent upon the economy of California. A decline in California real estate values may adversely affect certain underlying loan collateral. In order to reduce our risk of loss on any one credit, we have historically sought to maintain a fairly low average loan size within the portfolio of loans held for investment. The average loan size and single largest loan held for investment, excluding loans originated by CBC, at December 31, 1999 were $58,000 and $20.3 million compared to $118,000 and $21.6 million at December 31, 1998. The largest loan held for investment at December 31, 1999 and December 31, 1998 was a performing real estate loan secured by a first deed of trust. See "Item 1. Business--Coast Business Credit" for more information on CBC's average loan size.

   Non-performing assets consist of nonaccrual loans, loans with modified terms, other real estate owned ("OREO") and other repossessed assets. Our policy is to place all loans 90 days or more past due on nonaccrual unless the loan is in the process of collection.

   See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset Quality" for more information about our allowance for loan and lease losses.

 The following table sets forth the amount of non-performing assets attributable to our core lending activities and our Exited Businesses.

                           1999                    1998                    1997                    1996
                  ----------------------- ----------------------- ----------------------- -----------------------
                  Core Lending   Exited   Core Lending   Exited   Core Lending   Exited   Core Lending   Exited
                   Activities  Businesses  Activities  Businesses  Activities  Businesses  Activities  Businesses
                  ------------ ---------- ------------ ---------- ------------ ---------- ------------ ----------
                                                                      (In thousands)
Non-accrual
loans:
IPL.............   $      237   $    --    $      992   $    --    $      497   $    --     $    --    $      --
IWF.............        7,757        --         4,141        --           --         --          --           --
CBC.............       22,173        --         1,117        --           --         --          --           --
IBC.............           77        --           669        --           981        --          --           --
Film and
television
production
loans...........        8,161        --           --         --           --         --          --           --
LPIG............          --         --           --         --           --         --          --           --
One to four
family..........          --      16,926          --      18,576          --      34,447         --        44,639
Consumer loans..          --         633          --         253          --         250         --           --
Auto loans......          --       1,803          --       5,476          --      28,057         --           152
Other
commercial......          656        996          --       8,305          192      6,207         --         5,318
                   ----------   --------   ----------   --------   ----------   --------    --------   ----------
Total non-
accrual loans...       39,061     20,358        6,919     32,610        1,670     68,961         --        50,109
                   ----------   --------   ----------   --------   ----------   --------    --------   ----------
OREO:
IPL.............          222        --           197        --           465        --          --           --
One to four
family..........          --       3,220          --       7,180          --       8,326         --        10,147
Other
commercial......          --         771          --       1,307          --       2,114         --         2,067
                   ----------   --------   ----------   --------   ----------   --------    --------   ----------
Total OREO......          222      3,991          197      8,487          465     10,440         --        12,214
                   ----------   --------   ----------   --------   ----------   --------    --------   ----------
Loans with
modified terms:
One to four
family..........          --         --           --         --           --         --          --           800
Other
commercial......          --         --           --         --           --         --          --           456
                   ----------   --------   ----------   --------   ----------   --------    --------   ----------
Total OREO......          --         --           --         --           --         --          --         1,256
                   ----------   --------   ----------   --------   ----------   --------    --------   ----------
Repossessed
property:
IBC.............          643        --           702        --         4,437        --          --           --
Auto Lending....          --         127          --       5,169          --       4,563         --           --
                   ----------   --------   ----------   --------   ----------   --------    --------   ----------
Total
repossessed
property........          643        127          702      5,169        4,437      4,563         --           --
                   ----------   --------   ----------   --------   ----------   --------    --------   ----------
Total NPA's.....   $   39,926   $ 24,476   $    7,818   $ 46,266   $    6,572   $ 83,964    $    --    $   63,579
                   ==========   ========   ==========   ========   ==========   ========    ========   ==========
Total loans,
OREO and
repossessed
property........   $1,431,996   $148,033   $1,310,283   $384,487   $1,023,007   $443,782    $953,809   $1,099,850
Total NPA's as a
percentage of
loans, OREO and
repossessed
property........         2.79%     16.53%        0.60%     12.03%        0.64%     18.92%        N/A         5.78%
                           1995
                  ------------------------
                  Core Lending   Exited
                   Activities  Businesses
                  ------------ -----------
Non-accrual
loans:
IPL.............    $    --    $      --
IWF.............         --           --
CBC.............         --           --
IBC.............         --           --
Film and
television
production
loans...........         --           --
LPIG............         --           --
One to four
family..........         --        23,642
Consumer loans..         --           --
Auto loans......         --         7,062
Other
commercial......         --           284
                  ------------ -----------
Total non-
accrual loans...         --        30,988
                  ------------ -----------
OREO:
IPL.............         --           --
One to four
family..........         --         6,110
Other
commercial......         --         1,069
                  ------------ -----------
Total OREO......         --         7,179
                  ------------ -----------
Loans with
modified terms:
One to four
family..........         --           870
Other
commercial......         --           --
                  ------------ -----------
Total OREO......         --           870
                  ------------ -----------
Repossessed
property:
IBC.............         --           --
Auto Lending....         --           --
                  ------------ -----------
Total
repossessed
property........         --           --
                  ------------ -----------
Total NPA's.....    $    --    $   39,037
                  ============ ===========
Total loans,
OREO and
repossessed
property........    $670,642   $1,367,604
Total NPA's as a
percentage of
loans, OREO and
repossessed
property........         N/A         2.85%

 Excludes non-accrual loans held for sale which we carried at the lower of cost or market, includes non-accrual loans and non-performing assets from the discontinued operations of AMN.

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

   At December 31, 1999 and 1998, SPB had total deposits of approximately $1.6 billion and $1.7 billion, respectively (amounts in both years exclude our deposits maintained with SPB). SPB solicits both individual and institutional depositors for new accounts through print advertisements and computerized referral networks. SPB currently maintains two deposit gathering facilities in Southern California. At these facilities, tellers provide banking services to customers such as accepting deposits and making withdrawals. However, customers are not offered check writing services or comparable demand deposit accounts. Generally, certificates of deposit are offered for terms of one to 12 months. See "--Regulation--Industrial Bank Operations--Limitations on Types of Deposits" for a description of limitations on types of deposits that SPB, as an industrial bank, can accept.

   The following table sets forth the distribution of SPB's deposit accounts (prior to eliminating inter-company transactions) and the weighted average nominal interest rates on each category of deposits:

                                                             At December 31,
                          --------------------------------------------------------------------------------------
                                      1999                         1998                         1997
                          ---------------------------- ---------------------------- ----------------------------
                                              Weighted                     Weighted                     Weighted
                                              Average                      Average                      Average
                                       % of   Interest              % of   Interest              % of   Interest
                            Amount   Deposits   Rate     Amount   Deposits   Rate     Amount   Deposits   Rate
                          ---------- -------- -------- ---------- -------- -------- ---------- -------- --------
                                                          (Dollars in thousands)
Savings accounts........  $   66,415    4.1%    4.79%  $   57,249    3.3%    4.27%  $   62,274    5.2%    3.55%
Time deposits of less
 than $100,000..........   1,235,468   76.0     5.82    1,199,825   69.9     5.61      891,102   74.4     5.91
Time deposits of
 $100,000 and over......     324,271   19.9     5.49      459,614   26.8     5.62      244,320   20.4     5.89
                          ----------  -----            ----------  -----            ----------  -----
 Total..................  $1,626,154  100.0%    5.71%  $1,716,688  100.0%    5.57%  $1,197,696  100.0%    5.79%
                          ==========  =====            ==========  =====            ==========  =====

   The following table sets forth the dollar amount of deposits by time remaining to maturity:

                                               At December 31
                         -----------------------------------------------------------
                                1999                1998                1997
                         ------------------- ------------------- -------------------
                                      % of                % of                % of
                           Amount   Deposits   Amount   Deposits   Amount   Deposits
                         ---------- -------- ---------- -------- ---------- --------
                                           (Dollars in thousands)
Three months or less.... $  459,128   28.3%  $  552,077   32.2%  $  457,269   38.2%
Over three months
 through six months.....    353,999   21.8      452,782   26.4      296,512   24.8
Over six months through
 twelve months..........    583,338   35.9      478,000   27.8      357,326   29.8
Over twelve months......    227,689   14.0      233,829   13.6       86,589    7.2
                         ----------  -----   ----------  -----   ----------  -----
  Total................. $1,626,154  100.0%  $1,716,688  100.0%  $1,197,696  100.0%
                         ==========  =====   ==========  =====   ==========  =====

   The following table sets forth the time certificates greater than $100,000 by time remaining to maturity:

                                            At December 31
                         -----------------------------------------------------
                               1999              1998              1997
                         ----------------- ----------------- -----------------
                                    % of              % of              % of
                          Amount  Deposits  Amount  Deposits  Amount  Deposits
                         -------- -------- -------- -------- -------- --------
                                        (Dollars in thousands)
Three months or less.... $ 95,964   29.6%  $129,479   28.1%  $ 87,771   37.1%
Over three months
 through six months.....   75,403   23.2    148,832   32.4     76,277   32.3
Over six months through
 twelve months..........  103,129   31.8    114,803   25.0     55,330   23.4
Over twelve months......   49,847   15.4     66,500   14.5     17,087    7.2
                         --------  -----   --------  -----   --------  -----
  Total................. $324,343  100.0%  $459,614  100.0%  $236,465  100.0%
                         ========  =====   ========  =====   ========  =====

   Interest expense associated with certificates of deposit of $100,000 and over was approximately $18.2 million for the year ended December 31, 1999, $24.2 million for the year ended December 31, 1998 and $15.6 million for the year ended December 31, 1997.

   SPB has historically increased its deposits as necessary so that deposits together with its cash, liquid assets, Federal Home Loan Bank ("FHLB") borrowings and warehouse borrowings, have been sufficient to provide funds for all of SPB's lending activities. At December 31, 1999, there were no outstanding FHLB borrowings.

Repurchase and Warehouse Facilities

   We use repurchase facilities and warehouse lines of credit in order to fund certain loan and lease originations and purchases. As of December 31, 1999, we had the following warehouse lines, reverse repurchase facilities and notes payable:

                          Interest                            Index
                            Rate   Commitment Outstanding (basis points)  Expiration Date
                          -------- ---------- ----------- -------------- ------------------
                                               (Dollars in thousands)
Lehman Bros (Corona Film
 Finance Fund)(1).......    5.50%   $66,398     $66,398     Fixed rate    January 13, 2000
Imperial Bank (ICII)....    9.25      6,691       6,691   Prime plus 100 September 29, 2000
Other notes payble
 (ICII).................    8.00        --        1,220     Fixed rate          None
                                    -------     -------
                            5.88    $73,089     $74,309
                                    =======     =======

--------
(1) The borrowings from Greenwich Capital were repaid on January 13, 2000.

Securitization Transactions and Loan Sales

 Securitizations of Assets

   As a fundamental part of our business and financing strategy prior to 1998, we sold a significant amount of our loans and leases through securitization, except for loans held for investment by SPB. Securitizations were performed historically by our prior divisions and subsidiaries: FMC, SPFC and AMN. We have, however, de- emphasized the use of securitizations as part of our refocused business strategy. During 1999 and 1998, IBC was the only subsidiary that sold assets through securitizations.

   In a securitization, the cash flows of the underlying receivables, such as loans and leases, are apportioned to bonds having various credit ratings, yields and maturities. These bonds, which are collateralized by the underlying loans and leases, are sold to investors at market prices. In most cases, we retained the servicing of the loans and leases; servicing is the process of collecting the payments from the borrowers and remitting the required payments to the investors. We are paid a fee for such servicing, which is earned monthly and collected from the remittances on the assets securitized.

   When we sell loans and leases in a securitization, we recognize a gain to the extent that the selling price in cash exceeds the carrying value of the loans and leases sold based on the estimated relative fair values of the loans and leases sold, any assets we obtain and any liabilities we incur in the securitization. When we securitize loans and leases, we generally retain an interest in the securitized assets which may be one or more of the bonds, servicing assets and/or call options created through the securitization. The liabilities we incur when we securitize loans and leases include, generally, recourse obligations, put options and servicing liabilities. The retained interest in a securitization represents, generally, a credit enhancement for the investors in that this interest is either subordinated to the other bonds sold or represents an overcollateralization amount. In either case, as holder of the retained interest, we incur the risk of loss and prepayment on the underlying loans and leases and will be last to receive the cash flows apportioned to such retained interests.

   At the time of the securitization, the retained interest and servicing assets are recorded at their fair values. Because an active market does not typically exist for these types of assets, we generally estimate their fair values by discounting cash flows we expect to receive. In discounting the cash flows, we make estimates of loan prepayments, loan defaults and loan losses. These estimates are based on actual historical prepayments in our servicing portfolios tempered by our expectation of how future changes in interest rates will impact prepayments, and actual default and loss rates we have experienced for the types of loans and leases sold. The discount rate we use is the rate determined by us to be the rate used by other market participants under similar circumstances.

   We evaluate the carrying value of the retained interests and servicing assets on a quarterly basis by re-estimating their fair values using updated assumptions for prepayments, default and loss rates, and discount rate. When the estimated fair value of these assets is less than their carrying value, we take a loss for the deficiency by writing down the carrying value of the asset. Based on our comparison of the carrying values of these assets to their estimated fair values, we realized a loss of $15.0 million and $4.4 million during 1999 and 1998, respectively. Similar losses could occur in the future and may have a material adverse effect on our net income. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations".

   At December 31, 1999, and 1998 our consolidated balance sheets include the following retained interests, interest-only and subordinated securities and servicing assets (in thousands):

                                                               December 31,
                                                              ---------------
             Retained interest and servicing assets            1999    1998
             --------------------------------------           ------- -------
   Interest only securities included with trading
    securities............................................... $11,980 $17,189
   Servicing rights..........................................     802   4,329
   Retained interest in loan and lease securitizations.......  10,220  27,011

   For further information, see notes 1, 6 and 10 of Notes to Consolidated Financial Statements included in Item 8.

   During 1999 and 1998, we only securitized leases originated by IBC. For the years ended December 31, 1999, 1998 and 1997, we securitized loans and leases totaling $132.4 million, $117.7 million and $919.0 million, respectively. We sold $283.7 million of loans in 1999 and $288.5 million of loans in 1998 through whole loan sale transactions. Most of the loans sold through whole loan sales were originated by IPL.

Competition

   The businesses in which we operate are highly competitive. We face significant competition from companies that may be substantially larger and have more capital than we do. These competitors include:

   . other commercial finance lenders  . savings and loan associations
   . commercial banks                  . other thrift and loan companies
   . credit unions                     . money market mutual funds
   . securities firms

   Competition can take many forms, including convenience in obtaining a loan or lease, customer service, marketing and distribution channels and interest rates and fees charged to borrowers.

Regulation

   We are subject to extensive Federal and State regulation in the United States. This regulation affects our:

  . warehouse lending business,

  . maximum interest rates, finance and other charges,

  . loan origination and credit activities,

  . disclosure to customers,

  . terms of secured transactions,

  . collection, repossession and claims handling procedures,

  . multiple qualification and licensing requirements for doing business in various jurisdictions, and

  . other trade practices.

   Our subsidiary ICG's operating companies are registered as a broker-dealer with the Securities and Exchange Commission ("SEC") and state securities regulatory agencies, and with the SEC as an investment advisor. We are also a member of the National Association of Securities Dealers.

 Truth in Lending

   The Truth in Lending Act ("TILA") and the regulations of the Board of Governors of the Federal Reserve System, in particular Regulation Z, are designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions. This give consumers the ability to compare credit terms from different financial institutions. TILA also guarantees consumers a three-day right to cancel certain credit transactions, including loans of the type we originate. We believe that we are in compliance with TILA in all material respects. The enforcement provisions applicable to TILA grant broad powers to the appropriate federal regulatory agencies or the Federal Trade Commission to enforce TILA against those entities not otherwise subject to federal regulations, such as our company. TILA also contains criminal penalties for willful violations and grants a private right of action with specified statutory damage awards for certain violations. If we were found to violate TILA in our lending activities, aggrieved borrowers could have the right to cancel their mortgage loan transactions and to demand the return of finance charges paid to us, and other damages provided under TILA. However, under Regulation Z, minor discrepancies in the finance charge would not necessarily require or allow the borrower to rescind the loans. In addition, rescission rights may be restricted after the initiation of foreclosure proceedings under certain circumstances.

   TILA applies to all individuals and businesses that regularly extend consumer credit which is subject to a finance charge or is payable by a written agreement in more than four installments and is primarily for personal, family or household purposes. Hence, TILA is applicable to our company and our subsidiaries. Generally, TILA requires a creditor to make certain disclosures of information such as, finance charges and annual percentage rates. In addition to these general requirements, TILA also requires additional disclosures in connection with certain types of mortgage loans.

   These additional disclosure requirements apply to loans (other than mortgage loans to finance the acquisition or initial construction of a dwelling) with (i) total points and fees upon origination above of eight percent of the loan amount or $435, whichever is greater or (ii) an annual percentage rate of more than ten percentage points higher than comparably maturing United States Treasury securities ("Covered Loans"). Effective January 1, 1999, the $435 figure was adjusted by the Board of Governors of the Federal Reserve System to $441 until December 31, 1999, in accordance with Regulation Z. These TILA provisions prohibit lenders from originating

Covered Loans that are underwritten solely on the basis of the borrower's home equity without regard to the borrower's ability to repay the loan.

   We believe that only a small portion of loans we originated after October 1995 (the effective date of the requirements) are covered loans of the type that are subject to these additional restrictions. Our policy is to apply underwriting criteria to all Covered Loans that take into consideration the borrower's ability to repay.

   TILA also prohibits lenders from including prepayment fee clauses in Covered Loans to borrowers except in cases in which the penalty can be exercised only during the first five years following closing of the loan, the consumer's total monthly debt-to-income ratio does not exceed 50% and the Covered Loans are not used to refinance existing loans originated by the same lender or affiliate. We will continue to collect prepayment fees on loans originated prior to October 1995 (the effective date of the prepayment provision of TILA) and on non-Covered Loans, as well as on Covered Loans where we are allowed to do so, but the level of our prepayment fee revenue may decline in future years. TILA imposes other restrictions on Covered Loans, including restrictions on balloon payments and negative amortization features, which we do not believe will have a material impact on our operations.

 Other Lending Laws

   We are also required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), which prohibits creditors from discriminating against applicants on the basis of race, color, religion, sex, age or marital status. ECOA also prohibits creditors from discriminating based on the fact that all or part of the applicant's income derives from a public assistance program or the fact that the applicant has in good faith exercised any right under the Consumer Credit Protection Act. Regulation B under ECOA restricts us from obtaining certain types of information from loan applicants. It also requires certain disclosures regarding consumer rights and requires us to advise applicants of the reasons for any credit denial. If the applicant is denied credit or the rate or charge for loans increases as a result of information obtained from a consumer credit agency, another statute, the Fair Credit Reporting Act of 1970 ("FCRA") requires us to supply the applicant with the name and address of the reporting agency. In addition, FCRA also imposes other reporting and disclosure requirements on creditors. We are also subject to the Real Estate Settlement Procedures Act of 1974, as amended, and are required to file an annual report with the Department of Housing and Urban Development under the Home Mortgage Disclosure Act. In addition, we are subject to various other Federal and state laws, rules and regulations governing, among other things, the licensing of, and procedures which must be followed by, mortgage lenders and servicers, and disclosures which must be made to consumer borrowers. We may incur civil and criminal liability if we fail to comply with the requirements and, in some cases, consumer borrowers have the right to rescind their mortgage loans and to demand the return of finance charges they paid to us. In addition, some of the loans we originate or purchase, such as Title I home improvement loans, are insured by an agency of the Federal government. These loans are subject to extensive government regulation.

 Environmental Liability

   We may foreclose on properties securing loans that are in default in the course of our business. There is a risk that hazardous or toxic substances or petroleum constituents could be on such properties. In such event, we could be held responsible for the cost of cleaning up or removing such waste depending upon our activities, and such cost could exceed the value of the underlying properties. Under the laws of certain states, contaminated property may be subject to a lien on the property to assure payment for cleanup costs. In several states, this lien has priority over the lien of an existing mortgage or owner's interest. In addition, under the laws of some states and under the Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), we may become liable for cleanup of a property and adjacent properties that are contaminated by releases from the mortgaged property if we engage in certain activities.

   In 1996, CERCLA was amended to eliminate lender liability under CERCLA in certain circumstances, including foreclosure if the lender resells the property at the earliest practicable, commercially reasonable time on commercially reasonable terms. In addition, CERCLA was changed to provide more guidance to lenders about the nature of activities that would and would not give rise to liability under CERCLA. These amendments do not apply to state environmental laws. Also, foreclosure and our other activities on contaminated property may subject us to state tort liability.

 Gramm-Leach-Bliley Act of 1999

   On November 12, 1999, the federal Gramm-Leach-Bliley Act ("GLB") was enacted. The GLB, which is a major piece of financial reform legislation, repealed sections of the federal Glass-Steagall Act generally prohibiting affiliations and management interlocks between banking organizations and securities firms, and added new substantive provisions to the Bank Holding Company Act. Specifically, the GLB created a new entity, the "financial holding company" ("FHC"), which is authorized to engage in activities which are "financial" in nature and "incidental" to financial activities. Several of these new activities, such as insurance underwriting and agency activities, are activities which bank holding companies generally were not allowed to conduct prior to GLB. In addition, insured banks such as SPB have new authority under GLB, subject to certain limitations, to engage in various activities of a "financial" nature.

   GLB also makes major changes to the federal regulation of a bank's securities activities, and contains provisions governing (i) the insurance activities of FHCs and the regulation of these activities, (ii) the privacy of customer information, (iii) changes to the structure of and access to the Federal Home Loan Bank system, (iv) modifications of the Community Reinvestment Act, and (v) other changes to banking laws. Major provisions of GLB will begin to come into effect starting March 11, 2000.

   Our Company is not currently subject to the Bank Holding Company Act, and therefore this new law is not expected to have an immediate material effect on the nature and scope of our current operations. While the future impact of GLB on our Company's and SPB's operations cannot be predicted at this time, GLB may allow our Company, through SPB and otherwise, authority to engage in new activities of a banking and financial nature. In addition, the new law may increase the ability of other financial services providers to compete with us by permitting certain firms (such as securities firms and insurance companies) for the first time to establish or acquire banks, and allowing banking firms to enter into new lines of financial business.

   The customer privacy requirements of the GLB, which are expected to be effective in November 2000, will require SPB, as well as any of our other affiliates which are engaged in a financial business with retail customers, to disclose to these customers, when they establish the customer relationship and at least annually thereafter, their privacy policies and practices for disclosing and protecting customer financial information. In addition, a financial institution will not be able to share with a nonaffiliated third party any nonpublic personal information of its customers and consumers unless that financial institution provides advance notice of its information-sharing policies to these persons, and will be obliged to permit a customer or consumer to "opt out" of the financial institution's ability to share nonpublic customer information with nonaffiliated third parties.

   Several Federal regulatory agencies have proposed regulations implementing the privacy provisions of the GLB. Generally, these proposals (i) outline the type and content of notice initially required to customers and consumers of the institution's privacy policies and practices, (ii) limit the right to disclose nonpublic personal information to nonaffiliated third parties, and
(iii) describe the form and method of providing information-sharing "opt out" notices to consumers and customers. When these regulations become final, SPB, as well as our Company's affiliates which are "financial institutions" (generally meaning any of our affiliates which engages in a retail financial business), will be required to comply with these requirements.

   At this time, the specific impact of GLB's new privacy and other regulatory requirements on our operations cannot be precisely determined. It is possible, however, that GLB will result in some increases in our federal regulatory and compliance costs and responsibilities as these new privacy and regulatory changes become effective. Further, the new law gives states authority to regulate, among other things, the insurance, privacy and information-sharing activities of financial organizations, and changes in state regulatory requirements may also have an impact on our compliance costs and responsibilities.

 Future Laws

   Because each of our businesses is highly regulated, the applicable laws, rules and regulations are subject to change. There are currently proposed various laws, rules and regulations which, if adopted, could affect our operations. We cannot assure you that these proposed laws, rules and regulations, or other such laws, rules or regulations will not be adopted in the future. If adopted, they could make compliance more difficult or expensive, restrict our ability to originate, broker, purchase or sell loans, further limit or restrict the amount of commissions, interest and other charges we earn on loans we originate, broker, purchase or sell, or otherwise adversely affect our business or prospects.

Industrial Bank Operations

   SPB is subject to regulation, supervision and examination by the California Department of Financial Institutions (the "DFI") and by the FDIC. In states other than California where SPB operates loan production offices, SPB may be subject to certain state and local laws, including those governing qualifications to do business.

   Our company is not otherwise regulated or supervised by the DFI, the FDIC, the Federal Reserve Board or any other bank regulatory authority, except indirectly with respect to: (1) transactions and dealings between our company or any of our affiliates and SPB: (2) the specific limitations regarding ownership of the capital stock of a parent company of any industrial bank; and
(3) the specific limitations regarding the payment of dividends from SPB.

 General

   SPB is governed by the California Industrial Banking Law ("CIBL"), and the rules and regulations of the DFI. Among other things, these laws and regulations describe in certain limited circumstances the maximum interest rates payable on, and the terms of, certain industrial bank deposits as well as the collateral requirements, maximum maturities and repayment terms of the various types of loans that are permitted to be made by California chartered industrial banks, (also known as industrial loan companies, thrift and loan companies or thrifts). As SPB's primary regulator, the DFI has broad supervisory and enforcement authority over SPB and its subsidiaries. The DFI may impose penalties for and seek correction of violations of laws or regulations or unsafe or unsound practices by: (1) assessing monetary penalties; (2) issuing cease and desist or removal and prohibition orders against a company, its directors, officers or employees and other persons; (3) initiating injunctive actions; or (4) taking possession of the business and property of an industrial bank. Certain provisions of the CIBL also provide for the institution of civil or criminal actions against industrial banks and their officers, directors, employees and affiliates for violations of the law and related regulations.

   SPB's investment certificates (also referred to as "deposits") are insured by the Bank Insurance Fund of the FDIC to the full extent permissible by law. As an insurer of deposits, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally regulates the operations of institutions to which it provides deposit insurance. SPB is subject to the rules and regulations of the FDIC to the same extent as other state financial institutions that are insured by that entity. Either notice to or approval by the FDIC and the DFI is required before any merger, consolidation or change in control, or the establishment, relocation or closing of a branch office of SPB. However, only the DFI's approval is required to establish a loan production office limited to the solicitation of loans. The DFI may exempt, by order or regulation, from the application requirement, the establishment of a branch or loan production office if the DFI finds such application and approval not necessary to regulate a company. To date, no regulation has been adopted. Orders are commonly issued on a case-by-case basis.

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

   The first MOU addressing these issues was signed by the FDIC on November 2, 1998. Under that MOU, SPB was required to take a number of actions to address and correct the accounting and Y2K preparedness concerns of the FDIC. SPB, under the direction of its board of directors, developed and implemented a Y2K readiness plan and budget, with specific deadlines and action steps. As a result of the progress SPB made in implementing its Y2K readiness plan, the FDIC terminated the November 2, 1998 MOU primarily relating to Y2K concerns, during the third quarter of 1999.

   On January 19, 1999, the FDIC and DFI issued a second MOU as a result of the 1998 joint exam, which addressed accounting controls and policies and apparent violations of law. Under the second MOU, SPB is required to:

  . adopt and implement policies to provide adequate accounting controls consistent with safe and sound banking practices,

  . eliminate or correct violations of law described in the FDIC/DFI examination, and

  . achieve and maintain regulatory capital requirements applicable to a "well capitalized" depository institution. SPB is allowed to pay dividends to ICII in accordance with its normal dividend policy. SPB's policy permits cash payment dividends of up to 35% of SPB's net income and prohibits paying any cash dividend if SPB is not, immediately prior and subsequent to the dividend, a "well-capitalized" institution within the meaning of FDIC regulations.

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

   SPB has addressed all items of concern described in the FDIC/DFI examination and referenced in the second MOU.

   The FDIC and DFI each have the authority to take a variety of informal and formal remedial and other enforcement actions with regard to violations of law, and unsafe and unsound banking practices, including, among other things, the institution of proceedings or actions imposing or seeking memoranda of understanding, injunctions, cease and desist orders, criminal or civil penalties, removal from office, the placing of SPB into conservatorship or receivership, or the revocation of SPB's charter. The MOU is one such instance of an informal remedial action which the FDIC or DFI may take. The FDIC is required to notify the DFI of its intent to take certain types of enforcement actions against a California chartered, FDIC-insured industrial bank and of the reasons for action. If satisfactory corrective action is not taken within an appropriate time, the FDIC may proceed with its enforcement action. The FDIC may also terminate the deposit insurance of any insured depository institution if it determines that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. The DFI also has the authority, independent of the FDIC, to issue cease and desist orders, impose operating restrictions, and take other actions to assure the safety and soundness of the institution. Although we do not believe that further enforcement action is warranted at this time, any such enforcement could have a material adverse effect on our company.

 Limitations on Investments

   Subject to restrictions imposed by California law, SPB is permitted to make secured and unsecured consumer and non-consumer loans. The maximum term for repayment of loans made by industrial banks may be as long as 40 years and 30 days depending upon collateral and priority of the lender's lien on the collateral.

However, loans with repayment terms in excess of 30 years and 30 days may not in the aggregate exceed five percent of total outstanding loans and obligations of the industrial bank. Although secured loans may generally be repayable in unequal periodic payments during their respective terms, consumer loans secured by real property with terms in excess of three years must be repayable in substantially equal periodic payments unless such loans were made or purchased by the industrial bank under the Garn-St. Germain Depository Institutions Act of 1982 (which applies primarily to one to four unit residential loans).

   California law limits SPB's lending activities outside of California to no more than 20% of its total assets, or 40% with the approval of the DFI. Effective January 1, 2000, these percentages increased to 25% and 50%, respectively. California law contains requirements for the diversification of the loan portfolios of industrial banks. An industrial bank with outstanding deposits may not, among other things:

  . make any loan secured primarily by unimproved real property in an amount in excess of 10% of its paid-up and unimpaired capital stock and surplus not available for dividends and all loans secured by unimproved real property shall not exceed in the aggregate 5% of the industrial bank's assets;

  . lend an amount in excess of five percent of its paid-up and unimpaired capital stock and surplus not available for dividends upon the security of the stock of any one corporation;

  . make loans to, or hold the obligations of, any one person as primary obligor in an aggregate principal amount exceeding 20% of its paid-up and unimpaired capital stock and surplus not available for dividends;

  . have more than 70% of its total assets in loans that have remaining terms to maturity in excess of seven years (as defined) and are secured solely or primarily by real property, which limitation is effective January 1, 2000; and

  . have more than 40% of its assets in loans to borrowers who do not reside in or have a place of business in the state of California; provided, however, that certain loans that are sold within 90 days are excluded from such portfolio limitation. This percentage increases to 50% on January 1, 2000.

   Additionally, any loan or obligation primarily secured by real property, or real and personal property, having a principal balance in excess of $10,000, must have a loan-to-value ratio as defined, of 90% or less, subject to certain exceptions, including loans or obligations held for 90 days or less or saleable to institutional investors evidenced by irrevocable commitments to buy.

   SPB had paid-up and unimpaired capital stock and surplus not available for dividends of $150.0 million at December 31, 1999 and 1998.

   At December 31, 1999 and 1998, SPB was in compliance with its California investment law restrictions. SPB originates and holds a portion of our loans held for sale, of which a majority have a maturity of greater than seven years. SPB believes that it will be able to continue to meet its requirements by managing the types of loans originated and where the loans are domiciled.

   Under California law, industrial banks are generally limited to investments that are legal investments for commercial banks. An industrial bank may acquire real property only in satisfaction of debts previously contracted, pursuant to certain foreclosure transactions, or as may be necessary as premises for the transaction of its business, in which case such investment is limited to one-third of an industrial bank's paid-in capital stock and surplus not available for dividends. Effective January 1, 1997, as a result of changes in the CIBL passed in 1996, SPB may invest in the capital stock, obligations, or other securities of one or more corporations, subject to rules or orders prescribed by the DFI, if such investment would be lawful for commercial banks. California chartered commercial banks may invest in equity securities of one or more subsidiary corporations upon receiving authorization from the DFI.

   Under Federal law, SPB is considered an insured non-member state bank, and therefore, it may make any equity investment, including an investment in the equity securities of an operating subsidiary, that is permissible for a national bank.

   Operating subsidiaries include corporations, limited liability companies or similar entities. In turn, operating subsidiaries of national banks may engage in activities that are part of, or incidental to the business of banking, as determined by the Office of the Comptroller of the Currency (the "OCC").

 Transactions With Affiliates

   Under California law, an industrial bank generally may not make any loan to, or hold an obligation of, any of its directors or officers or any director or officer of its holding company or affiliates, except in specified cases and subject to regulation by the DFI. In addition, an industrial bank may not make any loan to, or hold an obligation of, any of its shareholders or any shareholder of its holding company or affiliates, except to persons who own less than 10% of the stock of a holding company or an affiliate that is listed on a national securities exchange. As a result of these requirements, SPB may not make loans to our company or any of our affiliates or purchase a contract, loan or chose in action from us or our affiliates other than subsidiaries of SPB. Exemptions from these restrictions are available for:

  . purchase of loans from affiliates which are licensed mortgage brokers or other certain types of licensed lenders, subject to prior approval of the DFI;

  . purchase of loans pursuant to a sale and repurchase agreement between SPB and an affiliated company; or

  . purchase of loans from a subsidiary of SPB or a corporation in which SPB owns 50% or more of its common stock.

   However, these purchases would also be subject to strict limitations under Federal law. Generally, such transactions must be on terms and under conditions, that are substantially the same, or at least as favorable to SPB, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. In addition, SPB is prohibited from engaging in "covered transactions" with an affiliate if the aggregate amount of such transactions with any one affiliate would exceed 10% of SPB's capital stock and surplus, or in the case of all affiliates, if the aggregate amount of such transactions exceeds 20% of SPB's capital stock and surplus. "Covered transactions" include loans or extensions of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate (subject to certain exemptions), the acceptance of securities issued by an affiliate as collateral security for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. For certain "covered transactions," collateral requirements in specified amounts will be applicable. SPB also is prohibited from purchasing low-quality assets from its affiliates, except under limited circumstances. SPB engages in many transactions which involve its affiliates, including our company and our other subsidiaries. As such, many of the transactions between ICII, our affiliates and SPB are subject to Federal and state affiliate transaction regulations. Further, under Federal law, a transaction by SPB with any person shall be deemed to be a transaction with an affiliate to the extent that the proceeds of the transaction are used for the benefit of, or transferred to that affiliate.

   The term "affiliate" excludes any company (other than a bank), that is a subsidiary of SPB, unless the federal authorities have determined by regulation or order not to exclude such subsidiary. Absent such determination, transactions conducted between SPB and its non-bank subsidiaries would not be subject to the amount limitations and collateral requirements under federal law. This exemption, however, is unavailable for transactions between a bank and a subsidiary that engages in activities not permissible for the parent depository institution.

   Under the CIBL, unless the DFI has issued a permit authorizing such sale, it is unlawful for SPB to offer or sell any security in an issuer transaction which offer or sale is subject to applicable provisions of the California Corporate Securities Act of 1968, as amended. Effective July 1, 1997, any offer to an affiliate or institutional or registered investor under the California Corporate Securities Act of 1968, as amended, is exempt from the permit requirement, subject to certain conditions.

   The DFI, however, has authority to exempt any such transaction which the DFI determines is not within the purposes of the qualification requirements and which the DFI finds not necessary or appropriate in the public interest or for the protection of investors. The DFI also has authority to impose conditions in any permit, including legends restricting transferability, impounding proceeds, or other conditions deemed reasonable and necessary in the public interest.

 Capital; Limitations on Borrowings

   Under California law, an industrial bank is subject to certain leverage limitations that are not generally applicable to commercial banks or savings and loan associations. In particular, an industrial bank that has been in operation for over 60 months may have outstanding at any time deposits no more than 20 times paid-up and unimpaired capital and surplus as restricted in its by-laws as not available for dividends, with the exact limitation subject to order by the DFI. The DFI has issued an order to SPB authorizing the maximum 20 times leverage standard.

   Industrial banks are not permitted to borrow, except by the issuance of investment certificates, in an amount exceeding 300% of outstanding capital stock, surplus and undivided profits, without the DFI's prior consent. All sums borrowed in excess of 150% of outstanding capital stock, surplus and undivided profits must be unsecured borrowings or, if secured, approved in advance by the DFI, and be included as certificates of deposit for purposes of computing the above ratios. However, collateralized FHLB advances and, as of January 1, 1999, borrowings from the FDIC and the Federal Reserve Bank, are excluded from this test of secured borrowings and are not specifically limited by California law.

   FDIC regulations contain risk-based capital adequacy standards applicable to financial institutions like SPB whose deposits are insured by the FDIC. These guidelines provide a measure of capital adequacy and are intended to reflect the degree of risk associated with both on and off balance sheet items, including residential loans sold with recourse, legally binding loan commitments and standby letters of credit. Unlike SPB, our company because it is not directly regulated by any bank regulatory agency, is not subject to any minimum capital requirements. See "--Holding Company Regulations."

   A financial institution's risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk. Financial institutions generally are expected to meet a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 50% of qualifying total capital must be in the form of core capital (Tier 1), which includes common stock, noncumulative perpetual preferred stock, minority interests in equity capital accounts of combined subsidiaries and mortgage servicing rights and a percentage of purchased credit card relationships, subject to certain amount limitations. Supplementary capital (Tier 2) consists of the allowance for loan and lease losses up to 1.25% of risk-weighted assets, cumulative preferred stock, intermediate-term preferred stock, hybrid capital instruments and term subordinated debt. The risk-based capital standards were amended in September 1998 so that up to 45 percent of the pre-tax net unrealized holding gains on certain available-for-sale equity securities could be included in the Tier 2 capital calculation. The maximum amount of Tier 2 capital that may be recognized for risk-based capital purposes is limited to 100% of Tier 1 capital (after any deductions for disallowed intangibles).

   The aggregate amount of term subordinated debt and intermediate term preferred stock that may be treated as Tier 2 capital is limited to 50% of Tier 1 capital. Certain other limitations and restrictions apply as well. At December 31, 1999 and 1998, the Tier 2 capital of SPB consisted of its allowance for loan losses and $35.0 million in term subordinated indebtedness.

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

   The FDIC rules provide that a minimum leverage ratio of 3% is required for institutions that have been determined to be in the highest category used by regulators to rate financial institutions. All other organizations are required to maintain leverage ratios of at least 100 to 200 basis points above the 3% minimum. At December 31, 1999 and 1998, SPB was in compliance with all of its capital requirements.

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

   An institution is considered "undercapitalized" if its risk-based capital ratio is less than 8%; its Tier 1 risk-based capital ratio is less than 4%, or its leverage ratio is 4% or less (less than 3% for the highest rated institutions). An institution is "significantly undercapitalized" if its risk-based capital ratio is less than 6%; its Tier 1 risk-based capital ratio is less than 3%; or its leverage ratio is less than 3%. A bank is deemed to be "critically undercapitalized" if its ratio of tangible equity (Tier 1 capital) to total assets is equal to or less than 2%. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it engages in unsafe or unsound banking practices. The "well capitalized" this classification, however, is a regulatory capital classification used for internal regulatory purposes, and is not necessarily indicative of SPB's financial condition and operations.

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

   In the event an institution is deemed to be significantly undercapitalized, it may be required to: sell stock; merge or be acquired; restrict transactions with affiliates; restrict interest rates paid; divest a subsidiary; or dismiss specified directors or officers. If the institution is a bank holding company, it may be prohibited from making any capital distributions without prior approval of the Federal Reserve Board and may be required to divest its subsidiaries. Our parent company is not a bank holding company.

   A critically undercapitalized institution is generally prohibited from making payments on subordinated debt and may not, without the approval of its principal bank supervisory agency, enter into a material transaction other than in the ordinary course of business; engage in any covered transaction; or pay excessive compensation or bonuses. Critically undercapitalized institutions are subject to appointment of a receiver or conservator. Effectively, the FDIC would have general enforcement powers over SPB and our company in the event that SPB were deemed undercapitalized.

   SPB's Capital Ratios. The following tables indicate SPB's capital ratios under (1) the California leverage limitation, (2) the FDIC risk-based capital requirements, and (3) the FDIC minimum leverage ratio at December 31, 1999 and 1998.

                                                              At December 31,
                         ----------------------------------------------------------------------------------------------
                                             1999                                            1998
                         ----------------------------------------------  ----------------------------------------------
                                                              Well                                            Well
                                            Minimum       Capitalized                       Minimum       Capitalized
                             Actual       Requirement     Requirement        Actual       Requirement     Requirement
                         --------------  --------------  --------------  --------------  --------------  --------------
                          Amount  Ratio   Amount  Ratio   Amount  Ratio   Amount  Ratio   Amount  Ratio   Amount  Ratio
                         -------- -----  -------- -----  -------- -----  -------- -----  -------- -----  -------- -----
                                                          (Dollars in Thousands)
California Leverage
 Limitation............. $169,962 10.45% $ 81,308 5.00%  $    N/A   N/A% $179,022 10.45% $ 85,688 5.00%  $    N/A   N/A%
Risk-based Capital......  219,278 10.67   164,445 8.00    205,557 10.00   221,657 11.12   159,410 8.00    199,264 10.00
Risk-based Tier 1
 Capital................  160,018  7.78    82,223 4.00    123,334  6.00   167,823  8.42    79,705 4.00    119,558  6.00
FDIC Leverage Ratio.....  160,018  8.94    71,610 4.00     89,512  5.00   167,823  8.62    77,861 4.00     97,326  5.00

 Limitations on Types of Deposits

   Because of limitations contained in the CIBL, and to maintain the exemption from the BHCA ("Holding Company Regulations"), SPB currently offers investment certificates in the form of passbook accounts and certificates of deposit. SPB does not offer nor is it authorized to offer demand deposit accounts.

 Insurance Premiums

   The FDIC administers two separate deposit insurance funds, the Bank Insurance Fund ("BIF"), which insures the deposits of institutions which were insured by the FDIC prior to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), and the Savings Association Insurance Fund ("SAIF"), which insures the deposits of institutions which were insured by the Federal Savings and Loan Insurance Corporation prior to the enactment of FIRREA. SPB's insurance premium for the year ended December 31, 1999 was approximately $672,000.

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

 Recent Legislation

   A new California state regulatory department was created in 1996 known as the Department of Financial Institutions. The DFI became effective July 1, 1997. All California state chartered depository institutions are now licensed and regulated after July 1, 1997 by the DFI, which includes banks, savings associations, credit unions, and industrial banks. SPB, an industrial bank, is subject to the jurisdiction of the DFI as its state regulator. In effect, the California State Department of Banking was renamed as the DFI. The Superintendent of Banks was named as the Acting Commissioner of the DFI. Certain industrial loan administrative and examination staff personnel transferred to the DFI from the California Department of Corporations. Most administrative and examination staff of the former California State Banking Department remained with the renamed department. Consequently, the former California Department of Banking senior staff personnel, including persons in the office of general counsel and senior examination staff of the DFI, who prior to 1997 were generally unfamiliar with the Industrial Banking Law will be interpreting the Industrial Banking Law.

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

   In addition, on December 6, 1996, the FDIC determined to continue the current downward adjustment to the assessment rate schedule applicable to deposits of BIF institutions for the semi-annual assessment period beginning January 1, 1997. For such period, and for succeeding semi-annual periods, the BIF assessment rates will range from 0 to 27 basis points. In addition, in accordance with the Funds Act, the FDIC eliminated the minimum assessment amount for BIF-insured institutions. SPB's combined FDIC and FICO assessment rate for 1999 and 1998 was approximately 1.2 and 4.2 cents per $100 of deposits. We cannot predict if, when and how frequently SPB's deposit insurance assessment rates will change or whether such changes will have a material effect on the bank.

 Holding Company Regulations

   We are exempt from regulation as a bank holding company because SPB is not considered a "bank" under the BHCA. The Competitive Equality Banking Act of 1987 ("CEBA") subjected certain previously unregulated companies to regulation as bank holding companies by expanding the definition of the term "bank" in the BHCA. Notwithstanding, the FDIC does view the source of strength doctrine applicable to bank holding companies to be relevant to the continued capital strength of non-member state banks such as SPB. SPB may cease to fall within those exceptions if it engages in certain operational practices, including accepting demand deposit accounts. SPB currently has no plans to engage in any operational practice that would cause it to fall outside of one or more of the exceptions to the term "bank" as defined by CEBA. Under CEBA, we are treated as if we are a bank holding company for the limited purposes of applying certain restrictions on loans to insiders, transactions with affiliates and anti-tying provisions.

 Limitations on Dividends

   Under the CIBL, an industrial bank may declare dividends on its capital stock only if it has at least $750,000 of unimpaired capital stock plus additional capital stock of $50,000 for each branch office. In addition, no distribution of dividends is permitted unless such distribution would not exceed an industrial bank's retained earnings; any payment would not result in a violation of the approved minimum capital to thrift and loan certificate of deposit ratio; and/or after giving effect to the distribution, both

     (a) the sum of an industrial bank's assets (net of goodwill, capitalized research and development expenses and deferred charges) would be at least 125% of its liabilities (net of deferred taxes, deferred income and other deferred credits), and

     (b) current assets would be not less than current liabilities (except that if a thrift and loan's average earnings before taxes for the last two fiscal years had been less than average interest expense, current assets must be at least 125% of current liabilities).

   Under California law, in order for capital (including surplus) of an institution to be included in calculating the leverage limitation described above, thrift institutions must amend their bylaws to restrict such capital from the payment of dividends. The amount of restricted capital maintained by an industrial bank also provides the basis for establishing the maximum amount that a thrift may lend to one borrower. As of December 31, 1999, 1998 and 1997, $150.0 million, $150.0 million and $125.0 million, respectively, of SPB's capital was so restricted.

   The FDIC has advised insured institutions that the payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action. As a result of this policy, SPB may find it difficult to pay dividends out of retained earnings from historical periods prior to the most recent fiscal year or to take advantage of earnings generated by extraordinary items. Under the Financial Institutions Supervisory Act and FIRREA, federal regulators also have authority to prohibit financial institutions from engaging in business practices which are considered to be unsafe or unsound. It is possible, depending upon the financial condition of SPB and other factors, that such regulators could assert that the payment of dividends in some circumstances might constitute unsafe or unsound practices and prohibit payment of dividends even though technically permissible. Pursuant to FDICIA, SPB is prohibited from paying dividends if the payment of such dividends would cause it to become "undercapitalized." These limitations on the payment of dividends may restrict our ability to use cash from SPB which may have been otherwise available to us for working capital.

 Limitations on Acquisitions of Voting Stock of the Company

   Any person who wishes to acquire 10% or more of the capital stock or capital of a California industrial bank or 10% or more of the voting capital stock or other securities giving control over management of its parent company must obtain the prior written approval of the DFI. Similarly, the federal Change in Bank Control Act of 1978 requires any person or company that obtains "control" of an insured depository institution to notify the appropriate Federal banking agency, which would be the FDIC in the case of SPB, 60 days prior to the proposed acquisition. If the FDIC has not issued a notice disapproving the proposed acquisition within that time period (including a possible 120-day extension), the person may retain its interest in such institution. Any person acquiring 10% or more of the common stock of our company is subject to these requirements. For purposes of the statute, "control" is defined as the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of an insured depository institution. However, there is a rebuttable presumption that any person acquiring 10% or more of any class of voting securities of said institution is presumed to have "control." In such cases, such person must file an application for approval with the FDIC or rebut the presumption.

Employees

   As of December 31, 1999, we had 581 employees on a full-time equivalent ("FTE") basis, as follows:

     Southern Pacific Bank.................................................. 324
     Imperial Business Credit, Inc..........................................  94
     Imperial Capital Group, LLC............................................  79
     Imperial Credit Industries, Inc........................................  48
     The Lewis Horwitz Organization (ICII)..................................  12
     Imperial Credit Lender Services, Inc...................................  10
     Imperial Credit Asset Management Inc...................................   9
     Imperial Credit Advisors, Inc..........................................   4
     ICII Ventures, Inc.....................................................   1
                                                                             ---
       Total................................................................ 581
                                                                             ===

   We believe that our relations with these employees are satisfactory. We are not a party to any collective bargaining agreement.

ITEM 2. PROPERTIES

   Our executive offices occupy approximately 22,116 square feet of space in Torrance, California at a current monthly rental of approximately $31,200. SPB's executive offices occupy approximately 28,749 square feet of space in Torrance, California at a current monthly rental of $41,700. In February 2000, we moved SPB's executive offices from Los Angeles to Torrance, California.

   Not including SPB, we currently lease offices in Beverly Hills, San Diego, Santa Ana Heights and Irvine, California, as well as in Denver, Colorado. SPB and its divisions operate in California through branches and loan production offices and in other states through loan production offices and representatives.

ITEM 3. LEGAL PROCEEDINGS

   Our company is a defendant in a consolidated federal securities class action, In re Southern Pacific Funding Corporation Securities Litigation, Lead Case No. CV98-1239-MA, in the U.S. District Court for the District of Oregon. The action also names as defendants two current directors of ours, and others. This action was initially filed in October 1998. Plaintiffs allege that SPFC failed to properly mark down the value of its residual interests, failed to properly reflect increased levels of prepayments and actual prepayment and default rates on its loans and made false and misleading public statements concerning its financial condition. Following a number of motions to dismiss, defendants answered and alleged affirmative defenses to the second consolidated complaint on June 22, 1999. On July 21, 1999, the Court certified a class of persons who purchased the securities of SPFC during the period October 7, 1997 through October 1, 1998. On September 10, 1999, plaintiffs filed a third consolidated complaint, alleging claims against our company and two of its directors (and others) under Section 10(b) and 20(a) of the Securities Exchange Act of 1934. On September 21, 1999, plaintiffs sought leave to file a fourth consolidated complaint, alleging claims under
Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12 of the Securities Act of 1933. On December 7, 1999, the Court granted plaintiffs' motion to file a fourth amended consolidated complaint, denied defendants' motions to dismiss except as to the Section 12 claim, and granted plaintiffs' motion to file a supplemental memorandum to add allegations to the complaint.

   Our company and three of its directors are defendants in a consolidated federal securities class action, In re Imperial Credit Industries, Inc. Securities Litigation, Case No. 98-8842 SVW, in the U.S. District Court for the Central District of California. This action, purportedly filed on behalf of a class of persons who purchased our company's securities during the period January 29, 1998 through October 1, 1998, was originally filed in November 1998. Plaintiffs allege that defendants made false and misleading statements and omitted to reveal the truth concerning the value of Imperial Credit Industries, Inc.'s investments in SPFC and FMC, resulting in an artificial inflation of the price of our securities. On June 21, 1999, defendants moved to dismiss plaintiffs' complaints. The matter was fully briefed and the Court held a hearing on July 26, 1999. At the hearing, the Court granted defendants' motions to dismiss plaintiffs' complaints, with leave to amend. The Court subsequently issued a written order on September 7, 1999. Plaintiffs filed a consolidated amended class action complaint on October 4, 1999, alleging a claim against our company and three of its directors for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 22, 1999, defendants moved to dismiss the consolidated amended class action complaint. On November 22, 1999, plaintiffs were granted leave to file an amended class action complaint, which plaintiffs filed on December 13, 1999. The Court held a hearing on defendants' motion to dismiss the second consolidated amended complaint on January 24, 2000. The motion was denied on February 22, 2000. The Court has not certified a class, nor have plaintiffs filed a motion for class certification.

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

   We intend to vigorously defend all of the above lawsuits.

   We were a defendant along with ICCMIC and its directors, which includes one of our current directors and one former director, in a putative class action lawsuit filed on July 22, 1999 by Riviera-Enid, a Florida limited partnership, in Los Angeles Superior Court, Case No. BC213902. The complaint alleges that the proposed merger between a subsidiary of ours and ICCMIC constitutes a breach of fiduciary duty by the defendants in that, allegedly, the merger price is unfair to stockholders, the merger price is less than the liquidation value of ICCMIC's assets and the termination fee for the management contract is excessive. The complaint also alleges that certain of the directors have conflicts of interest because of their affiliation with us and that the merger will benefit us at the expense of ICCMIC's other stockholders. The complaint seeks certification of a class of all stockholders of ICCMIC whose stock will be acquired in connection with the merger and seeks injunctive relief that would, if granted, prevent the completion of the proposed merger. The complaint also seeks damages in an unspecified amount and other relief. On October 8, 1999, we filed a demurrer to plaintiff's complaint, which was set to be heard by the Court on November 22, 1999. On November 1, 1999, plaintiff served an amended class action complaint alleging the same claims but adding details from ICCMIC's preliminary proxy statement filed with the SEC. The Court has not certified a class, nor has plaintiff filed a motion for class certification. On November 3, 1999, ICCMIC's counsel received a letter from counsel for the plaintiffs asserting their intent to seek a temporary restraining order, expedited discovery, and a date for a preliminary injunction hearing. No motion for a preliminary injunction has been filed. By letter of November 10, 1999, counsel for the plaintiffs stated that the plaintiffs have decided not to move forward with a motion for a temporary restraining order or permanent injunction at this time. All defendants filed demurrers to the amended complaint, and on February 4, 2000, the Court granted ICII's demurrer and dismissed the action against ICII and the individual ICII defendants with prejudice and without leave to amend. We and ICCMIC believe that the material allegations of the complaint are without merit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

   Our common stock has been quoted on the Nasdaq National Market under the symbol "ICII" since May 18, 1992. The following table sets forth the high and low closing sales prices for our common stock as reported by the Nasdaq National Market.

        1999          High         Low             1998             High         Low
        ----          -----       -----            ----            ------       ------
   First Quarter      $9.94       $7.06       First Quarter        $27.38       $17.25
   Second Quarter      9.44        6.94       Second Quarter        27.00        18.88
   Third Quarter       6.97        4.31       Third Quarter         26.25         5.75
   Fourth Quarter      6.50        4.00       Fourth Quarter        11.63         3.63

   At March 28, 2000, the closing sales price of our common stock as reported by the Nasdaq National Market was $4.375. At March 28, 2000, there were approximately 1,000 shareholders of record.

   We have not paid cash dividends on our common stock and we do not anticipate paying cash dividends on our common stock in the foreseeable future. We intend to retain earnings for use in our operations and the expansion of our business. The indentures for our 9 7/8% Senior Notes and our Resettable Rate Debentures restrict our payment of cash dividends. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources". SPB is subject to certain regulatory restrictions on the payment of dividends. See "Item 7. Business-- Management's Discussion and Analysis--Limitations on Dividends".

   Share Repurchase Programs. In the fourth quarter of 1997, our board of directors authorized the repurchase of up to 1.9 million shares, or approximately 5%, of our outstanding shares of common stock. During 1998, we repurchased and retired 1.9 million shares of common stock under this program at an average price of $10.62 per share. In the third quarter of 1998, our board of directors authorized an additional share repurchase program to buy back up to 3.7 million shares, or approximately 10%, of our outstanding shares of common stock. As of December 31, 1998, we had repurchased and retired 570,878 shares of common stock under this program at an average price of $6.72 per share. On May 8, 1999, our board of directors amended its repurchase authorization and increased the remaining number of shares available for repurchase by 600,000 shares to total of 3.8 million shares.

   On May 14, 1999, we entered into an agreement with our former parent Imperial Bank, a subsidiary of Imperial Bancorp (NYSE:IMP). On May 17, 1999, we repurchased 10% or 3,682,536 shares of our outstanding common stock for $8.00 per share or $29.5 million. The repurchase from Imperial Bank was financed through the private issuance of $30.0 million of Series B 11.50% Mandatorily Redeemable Cumulative Preferred Stock to a group of independent investors. As of December 31, 1999, we had repurchased and retired 4,253,414 shares of common stock under our second share repurchase program at an average price of $7.83 per share. The authorized share repurchase under the second repurchase program is 4,334,276 shares.

   Since beginning share repurchases in December of 1997, we have repurchased under both the first and second share repurchase programs a total of 6,193,220 shares of common stock at an average price of $8.70 per share. All of our repurchases effected under our stock repurchase programs were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934.

   Preferred Share Purchase Rights. On October 12, 1998, we distributed preferred share purchase rights as a dividend to our shareholders of record at the rate of one right for each outstanding share of our common stock. The rights are attached to our common stock and will only be exercisable and trade separately if a person or group acquires or announces the intent to acquire 15% or more of our common stock (25% or more for any person or group holding 15% or more of our common stock on October 12, 1998). Each right will entitle shareholders to buy one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $40. If our company is acquired in a merger or other transaction after a person has acquired 15% or more of our outstanding common stock (25% or more for any person or group holding 15% or more of our common stock on October 12, 1998), each right will entitle the shareholder to purchase, at the right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price. The acquiring person would not be entitled to exercise these rights. In addition, if a person or group acquires 15% or more of our company's common stock, each right will entitle the shareholder (other than the acquiring person) to purchase, at the right's then-current exercise price, a number of shares of our company's common stock having a market value of twice such price. Following the acquisition by a person of 15% or more of our common stock and before an acquisition of 50% or more of our common stock, our board of directors may exchange the rights (other than the rights owned by such person) at an exchange ratio of one share of common stock per right. Before a person or group acquires beneficial ownership of 15% (or 25% as applicable) or more of our common stock, the rights are redeemable for $.0001 per right at the option of our board of directors. The rights will expire on October 2, 2008 unless redeemed prior to that date. Our board is also authorized to reduce the ownership thresholds referred to above to not less than 10%. The rights are intended to enable all of our shareholders to realize the long-term value of their investment in our company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following schedules set forth selected consolidated financial data as of or for each of the years in the five-year period ended December 31, 1999. Such selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                        Years Ended December 31,
                              ------------------------------------------------
                                1999      1998       1997      1996     1995
                              --------  ---------  --------  -------- --------
                                  (In thousands, except per share data)
Income Statement Data:
Revenues:
 Interest on loans and
  leases..................... $178,229  $ 200,827  $176,146  $188,242 $120,244
 Interest on investments.....   25,841     28,965    24,776    10,807    6,630
 Interest on other finance
  activities.................    3,368      6,048     2,678     8,422    2,608
                              --------  ---------  --------  -------- --------
   Total interest income.....  207,438    235,840   203,600   207,471  129,482
 Interest expense............  121,607    123,106   118,213   135,036   95,728
                              --------  ---------  --------  -------- --------
   Net interest income.......   85,831    112,734    85,387    72,435   33,754
 Provision for loan and
  lease losses...............   35,340     15,450    20,975     9,773    5,450
                              --------  ---------  --------  -------- --------
   Net interest income after
    provision for loan and
    lease losses.............   50,491     97,284    64,412    62,662   28,304
 Gain on sale of loans and
  leases.....................    6,480     14,888    69,737    88,156   39,557
 Asset management fees.......   10,054      7,591     5,810     3,347      --
 Investment banking and
  brokerage fees.............   27,198     18,463     7,702       --       --
 Loan servicing income.......    6,885     11,983     9,474     1,680   12,718
 Gain (loss) on sale of
  securities.................   32,742       (592)  112,185    82,690      --
 Equity in net income of
  SPFC.......................      --      12,739    25,869       --       --
 Equity in net (loss) income
  of FMC.....................      (53)     3,235    (3,050)      --       --
 Mark to market on
  securities and loans held
  for sale...................  (28,641)   (42,388)     (341)      --       --
 Loss on impairment of
  securities.................      --    (120,138)      --        --       --
 Gain on termination of REIT
  advisory agreement.........      --         --     19,046       --       --
 Gain on sale of servicing
  rights.....................      --         --        --      7,591    3,578
 Other income................   13,894     13,118     4,060    10,807    1,152
                              --------  ---------  --------  -------- --------
   Total other income
    (loss)...................   68,559    (81,101)  250,492   194,271   57,005
                              --------  ---------  --------  -------- --------
   Total revenues............  119,050     16,183   314,904   256,933   85,309
Expenses:
 Personnel expense...........   60,341     61,636    51,609    48,355   34,053
 Other expenses..............   66,259     59,200    63,252    50,694   27,127
                              --------  ---------  --------  -------- --------
   Total expenses............  126,600    120,836   114,861    99,049   61,180
                              --------  ---------  --------  -------- --------
   (Loss) income from
    continuing operations
    before income taxes,
    minority interest and
    extraordinary item.......   (7,550)  (104,653)  200,043   157,884   24,129
Income taxes.................   (3,074)   (44,064)   74,267    69,874   10,144
Minority interest in income
 (loss) of consolidated
 subsidiaries................    1,474     (1,464)   10,513    12,026     (208)
                              --------  ---------  --------  -------- --------
 (Loss) income from
  continuing operations
  before extraordinary
  item.......................   (5,950)   (59,125)  115,263    75,984   14,193
Operating loss from
 discontinued operations of
 AMN, net of income taxes....     (899)    (3,232)  (25,347)      --       --
Loss on disposal of AMN, net
 of income taxes.............      --     (11,276)      --        --       --
                              --------  ---------  --------  -------- --------
 (Loss) income before
  extraordinary item.........   (6,849)   (73,633)   89,916    75,984   14,193
Extraordinary item--gain
 (loss) on early
 extinguishment of debt, net
 of income taxes.............    4,021        --     (3,995)      --       --
                              --------  ---------  --------  -------- --------
 Net (loss) income........... $ (2,828) $ (73,633) $ 85,921  $ 75,984 $ 14,193
                              ========  =========  ========  ======== ========
 Comprehensive income
  (loss)..................... $    974  $ (76,745) $ 82,837  $ 77,783 $ 15,992
                              ========  =========  ========  ======== ========
Basic (loss) income per
 share(1):
 (Loss) income from
  continuing operations...... $  (0.17) $   (1.55) $   2.99  $   2.11 $   0.45
 Loss from discontinued
  operations, net of income
  taxes......................    (0.02)     (0.08)    (0.66)      --       --
 Loss on disposal of AMN,
  net of income taxes........      --       (0.30)      --        --       --
Extraordinary item--gain
 (loss) on early
 extinguishment of debt, net
 of income taxes.............     0.11        --      (0.10)      --       --
                              --------  ---------  --------  -------- --------
 Net (loss) income per
  common share............... $  (0.08) $   (1.93) $   2.23  $   2.11 $   0.45
                              ========  =========  ========  ======== ========
Diluted (loss) income per
 share(1):
 (Loss) income from
  continuing operations...... $  (0.17) $   (1.55) $   2.82  $   1.95 $   0.40
 Loss from discontinued
  operations, net of income
  taxes......................    (0.02)     (0.08)    (0.62)      --       --
 Loss on disposal of AMN,
  net of income taxes........      --       (0.30)      --        --       --
Extraordinary item--gain
 (loss) on early
 extinguishment of debt, net
 of income taxes.............     0.11        --      (0.10)
                              --------  ---------  --------  -------- --------
 Net (loss) income per
  common share............... $  (0.08) $   (1.93) $   2.10  $   1.95 $   0.40
                              ========  =========  ========  ======== ========
Weighted average diluted
 shares outstanding..........   34,517     38,228    40,855    38,975   35,122

                                 At or for the Year Ended December 31,
                          -----------------------------------------------------------
                            1999        1998        1997        1996         1995
                          ---------   ---------   ---------   ---------   -----------
                                        (Dollars in thousands)
Cash Flow Data:
Net cash provided by
 (used in) operating
 activities.............  $ 151,622   $ (37,135)  $  18,563   $ (31,135)  $(1,173,703)
Net cash (used in)
 provided by investing
 activities.............   (202,863)   (174,982)   (320,627)    244,177       140,961
Net cash (used in)
 provided by financing
 activities.............   (212,633)    464,510     273,196    (177,961)    1,047,004
                          ---------   ---------   ---------   ---------   -----------
   Net (decrease)
    increase in cash....  $(263,874)  $ 252,393   $ (28,868)  $  35,081   $    14,262
                          =========   =========   =========   =========   ===========
SPB Regulatory Capital
 Ratios (at end of
 period):
California leverage
 limitation(1)..........      10.45 %     10.45 %     13.20 %     13.50 %       11.58 %
Risk-based--Tier 1......       7.78        8.42        8.75        9.71         11.72
Risk-based--Total.......      10.67       11.12       12.25       10.87         13.18
FDIC Leverage Ratio.....       8.94        8.62        8.30        9.35          8.04
Asset Quality Ratios (at
 end of period):
Nonperforming assets as
 a percentage of total
 assets.................       2.84 %      2.06 %      4.31 %      2.64 %        1.55 %
Allowance for loan and
 lease losses as a
 percentage of non-
 performing loans.......      53.59       65.11       53.87       38.94         44.30
Net charge-offs as a
 percentage of average
 total loans and leases
 held for
 investment(2)..........       1.79        1.92        2.72        0.94          0.36
Selected Ratios:
 Ratio of earnings to
  fixed charges.........       0.9x        0.2x        2.7x        2.2x          1.2x
 Pre-tax interest
  coverage ratio........       0.8x         N/a        8.1x       17.4x          3.9x
 Ratio of indebtedness
  to total
  capitalization (at
  period end)(3)........       54.6 %      55.4 %      47.2 %      40.5 %        46.1 %

                                               At December 31,
                            ------------------------------------------------------
                               1999       1998       1997       1996       1995
                            ---------- ---------- ---------- ---------- ----------
                                                (In thousands)
Balance Sheet Data:
Cash......................  $   33,898 $  297,772 $   45,379 $   74,247 $   39,166
Interest-bearing
 deposits.................     248,182      1,415    103,738      3,369    267,776
Securities................     242,139    235,423    227,468     84,296      5,963
Loans and leases held for
 sale.....................     289,398    319,061    153,469    940,096  1,341,810
Loans and leases held for
 investment, net..........   1,241,232  1,320,095  1,252,487  1,068,599    668,771
Retained interests in loan
 and lease
 securitizations..........      10,220     27,011     22,895    159,707     58,272
Total assets..............   2,201,615  2,417,183  2,094,389  2,470,639  2,510,635
Deposits..................   1,614,758  1,714,252  1,156,022  1,069,184  1,092,989
Borrowings from FHLB......         --      20,000     45,000    140,500    190,000
Company obligated
 mandatorily redeemable
 preferred securities of
 subsidiary trust holding
 solely debentures of the
 company ("ROPES")...........   61,750     70,000     70,000        --         --
Other borrowings..........      74,309    102,270    144,841    694,352    992,810
Senior and convertible
 subordinated notes.......     185,185    219,858    219,813    163,209     80,472
Total liabilities.........   1,996,235  2,183,662  1,770,456  2,231,131  2,416,533
Shareholders' equity......  $  205,380 $  233,521 $  323,933 $  239,508 $   94,102

--------
(1) Ratio of (i) SPB's total shareholders' equity to (ii) total deposits.
(2) Excluding charge-offs at AMN, the ratio of charge-offs to average loans held for investment was 1.73% in 1999, 0.59% in 1998 and 1.16% in 1997.
(3) Ratio of (i) non-funding indebtedness to (ii) non-funding indebtedness plus total shareholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

 Organization

   We are a diversified commercial lending, financial services, and investment banking holding company that was incorporated in 1991 in the State of California. Our headquarters are located in Torrance, California. Our business activities are conducted through four wholly owned subsidiaries: Southern Pacific Bank ("SPB"), Imperial Business Credit Inc. ("IBC"), Imperial Credit Lender Services, Inc. ("ICLS") formerly Statewide Documentation, Inc., and Imperial Credit Asset Management, Inc. ("ICAM"). Imperial Capital Group, LLC ("ICG") is a majority owned consolidated subsidiary which is approximately 65% owned by us and approximately 35% owned by ICG's management. Prior to November 1, 1999, we held a significant equity interest in a publicly traded company-- Franchise Mortgage Acceptance Company ("FMC") (Nasdaq Symbol: FMAX) (See "Recent Developments--"FMAX Transaction"). Our company also owns a 9% equity interest in a commercial REIT, Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC") (Nasdaq Symbol: ICMI). Through October 22, 1999, a wholly owned subsidiary of ours, Imperial Credit Commercial Asset Management Corp. ("ICCAMC"), managed the assets and operations of ICCMIC (See--"Liquidity and Capital Resources--The ICCMIC Acquisition"). Our parent company, our subsidiaries, and affiliates offer a wide variety of deposit and commercial loan products, asset management, investment banking and brokerage, and loan documentation and closing services. Our core businesses originate loans and leases funded primarily by FDIC insured deposits. Our business strategy currently emphasizes:

  . holding the majority of the loans and leases that we originate for investment, except for equipment leases originated by IBC for sale and certain fixed-rate commercial loans originated by SPB's Income Property Lending Division ("IPL"),

  . investing in and managing businesses in high margin niche segments of the financial services industry,

  . maintaining conservative, disciplined underwriting and credit risk management,

  . originating loans and leases on a wholesale basis, where possible, and

  . providing investment banking and broker/dealer services to middle market companies and private individuals.

Overview of Consolidated Operations

   At December 31, 1999, our total assets were $2.2 billion as compared to $2.4 billion at December 31, 1998. Our total net loans decreased to $1.5 billion at December 31, 1999 as compared to $1.6 billion at December 31, 1998. Our loan and lease originations from SPB's IPL division and IBC were $339.7 million and $125.2 million for 1999 as compared to $366.1 million and $114.3 million for 1998, respectively. Fundings of new commitments at Coast Business Credit ("CBC") were $511.0 million for 1999 as compared to $447.7 million for 1998.

   On a consolidated basis, our cash and interest bearing deposits decreased to $282.1 million at December 31, 1999 as compared to $299.2 million at December 31, 1998. At our parent company, cash and interest bearing deposits increased to $46.2 million at December 31, 1999 as compared to $5.5 million at December 31, 1998.

   Our deposits at SPB decreased $90.5 million to $1.6 billion at December 31, 1999 as compared to $1.7 billion at December 31, 1998. Our long term debt decreased to $246.9 million at December 31, 1999 as compared to $289.9 million at December 31, 1998 due to our repurchase of $43.1 million of our Senior Notes and company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the company ("ROPES"). Additionally, we paid off certain other borrowings and Federal Home Loan Bank advances during 1999. The repurchase of the Senior Notes and ROPES for the year ended December 31, 1999 will result in annual pre-tax interest savings of approximately $4.3 million.

   Our non-performing assets and non-accrual loans and leases increased to $64.4 million and $59.4 million at December 31, 1999 from $54.1 million and $39.5 million at December 31, 1998. The increase in non-performing assets and non-accrual loans occurred primarily in the CBC, Imperial Warehouse Finance, Inc. (formerly "PrinCap Mortgage Warehouse, Inc."), single family residential mortgage and purchased entertainment loan portfolios. The increase in non-accrual loans in the entertainment loan portfolio was solely related to non-accrual loans purchased from Imperial Bank in connection with the Lewis Horwitz Organization ("LHO") acquisition. See "Item 7. Management's Discussion and Analysis--The Lewis Horwitz Organization" for more information on the acquisition of LHO.

   Our retained interests in loan and lease securitizations were $10.2 million at December 31, 1999 as compared to $27.0 million at December 31, 1998. Approximately $6.5 million of the retained interest balance at December 31, 1999 resulted from lease securitizations at IBC. The decrease in retained interests primarily resulted from a $15.0 million write-down, coupled with cash collections, and sales of retained interests.

   Our securities available for sale and trading securities were $74.4 million and $160.8 million at December 31, 1999 as compared to $60.0 million and $170.8 million at December 31, 1998.

   At December 31, 1999 our shareholders equity decreased to $205.4 million as compared to $233.5 million at December 31, 1998. The decrease in shareholders' equity was primarily the result of our repurchase of 3,682,000 shares of our common stock. Our book value per share and tangible book value per share decreased to $6.19 and $5.50 at December 31, 1999 as compared to $6.35 and $5.76 at December 31, 1998, respectively.

 Consolidated Results of Operations

   We reported a net loss for the year ended December 31, 1999 of $2.8 million or $0.08 diluted net loss per share as compared to a net loss of $73.6 million or $1.93 diluted net loss per share for the prior year.

   The loss for 1999 included an extraordinary gain on the early extinguishment of debt of $4.0 million or $0.11 diluted net income per share and operating losses relating to the discontinued operations of AMN of $899,000 or $0.02 diluted net loss per share, respectively. The net loss for the same period last year included operating losses of $3.2 million or $0.08 diluted net loss per share relating to the discontinued operations of AMN and a loss on the disposal of AMN of $11.3 million or $0.30 diluted net loss per share.

   During 1999, our operating results included the following items:

  . A gain on sale of Franchise Mortgage Acceptance Company ("FMC") totaling
    $30.1 million resulting from the sale of our 38.3% interest in FMC.

  . The write-off of IBC's remaining balance of goodwill totaling $11.3 million.

  . The write-down of retained interests in lease securitizations at IBC totalling $11.9 million. The write downs for 1999 were primarily the result of increased lease defaults in the last quarter of 1999.

  . The write-down of auto loans at SPB totaling $24.8 million. An increase in delinquencies and non-accrual loans were the primary cause of the decline in the value of SPB's held for sale auto loan portfolio.

  . The acceleration of SPB's originated servicing rights amortization of $4.3 million due to SPB's exit from its third party loan servicing operations.

 Consolidated Net Revenue

   Our total net revenue increased to $119.1 million for 1999 as compared to $16.2 million for the prior year. The increase in net revenue was primarily due to the sale of our 38.3% equity ownership in FMC for a pre-tax gain of $30.1 million, an increase in investment banking and brokerage fees, and lower impairment and mark-to-market write-downs of loans and securities. These items were partially offset by lower net interest income and an increased provision loan and lease losses.

   Our total net interest income decreased to $85.8 million for 1999 as compared to $112.7 million for 1998. The decrease in net interest income was primarily due to a decrease in the average yield on earning assets. The decrease in yield primarily relates to the sale and run-off of non-core loans which were $143.9 million at December 31, 1999 as compared to $371.5 million at December 31, 1998. Non-core loans included higher yielding, higher risk loans such as sub-prime auto loans. Additionally, the higher level of non performing loans had a negative impact on net interest income in 1999 as compared to 1998. Interest expense on long term debt increased to $30.5 million for the year ended December 31, 1999 as compared to $30.3 million for the prior year primarily due to the issuance of $30.0 million of Series B Mandatorily Redeemable Cumulative Preferred Stock, partially offset by lower average balances of Senior Notes and ROPES. During the third and fourth quarters of 1999 we repurchased $34.8 million and $8.3 million of Senior Notes and ROPES resulting in an extraordinary net gain of $5.2 million on the early extinguishment of debt. Additionally, we retired the Series B Mandatorily Redeemable Cumulative Preferred Stock in the fourth quarter of 1999 resulting in an extraordinary net loss of $1.2 million on the early extinguishment of debt. Due to the above factors, our net interest margin decreased to 4.52% for 1999 as compared to 5.86% for 1998.

   Our gain on sale of loans and leases decreased to $6.5 million for the year ended December 31, 1999 as compared to $14.9 million for the same period last year primarily due to lower gains on whole loan sales of multifamily real estate loans originated by IPL. During 1999 we continued our plan to sell loans from our exited and non-core businesses. During 1999, we sold $45.3 million of auto loans, $33.4 million of single family loans, $11.7 million of consumer loans, and the remaining Argentine mortgage loan portfolio of $22.8 million, generating a net gain on sale of $321,000.

   Asset management fees increased to $10.1 million for 1999 as compared to $7.6 million for 1998. The increase was primarily due to increased average outstanding assets under management at ICCMIC and Pacifica Partners I.

   Investment banking and brokerage fees increased to $27.2 million for 1999 as compared to $18.5 million for 1998. The increased income from ICG primarily resulted from increased trading gains, partially offset by lower commission revenues. ICG raised total proceeds for their clients through corporate finance transactions of $137.3 million during the year ended December 31, 1999 as compared to $190.0 million during the prior year.

   Loan servicing income decreased to $6.9 million for 1999 as compared to $12.0 million for 1998 primarily due to our exit from the third party multifamily and commercial mortgage loan servicing businesses.

   Net mark-to-market losses of loans and securities held for sale were $28.6 million for 1999 as compared to $42.4 million in 1998. The mark-to-market adjustments for 1999 were primarily related to SPB's sub-prime auto loan portfolio and IBC's retained interest on lease securitizations. The mark-to-market losses for 1998 primarily related to our Argentinean residential mortgage, sub prime auto loan, and consumer loan portfolios.

   Our equity in the net loss of FMC for 1999 was $53,000 as compared to income of $3.2 million for the prior year. We accounted for our equity interest in FMC using the equity method from January 1, 1999 through June 30, 1999. From July 1, 1999 through the sale of FMC's stock we accounted for our equity interest using the cost method. Our equity interest in FMC was sold during the fourth quarter of 1999. See "Item 7. Management's Discussion and Analysis--Equity Interests--Equity Interest and Gain on Sale of FMC."

 Consolidated Total Expenses

   Our total expenses increased to $126.6 million for 1999 as compared to $120.8 million for 1998. The increase was primarily related to increased goodwill amortization expense as a result of the write-off of $11.3 million of goodwill at IBC, and increased amortization of loan servicing rights as a result of SPB's exit from third party loan servicing. Our personnel expense decreased to $60.3 million for 1999 as compared to $61.6 million for 1998. During 1999, we reduced our full time equivalent ("FTE") employees by 11.6% to 581 at December 31, 1999 from 657 at December 31, 1998.

   Our amortization of servicing rights was $4.2 million for 1999 as compared to $1.5 million for 1998. The increase for 1999 as compared to 1998 was primarily due to accelerated amortization of servicing rights on our non-core multifamily and commercial real estate loan servicing operations at SPB due to the release of the servicing rights to a third party in connection with our exit from this non-core business.

   IBC's unamortized balance of goodwill totaling $11.3 million was written off during the fourth quarter of 1999. The write-off of IBC's goodwill was based on our estimate of future operations and cash flows. Based on our estimate, we determined that IBC's goodwill was not recoverable from continuing IBC's existing lines of business. Our amortization of goodwill was $14.5 million for 1999 as compared to $2.7 million for 1998.

   Our professional, occupancy, telephone and other communications, and general and administrative expenses decreased to $46.1 million for 1999 as compared to $51.2 million for 1998. The overall decrease was primarily due to the exit from non-core businesses and our related focus on increasing operating efficiencies at our core business operations.

   We have diversified our business lines to include investment products and asset management services in order to reduce our dependency on commercial lending. We operate as a diversified commercial lending, financial services and investment banking and brokerage holding company.

   We manage our business by looking at the results of operations from each of our business units. Our core businesses include:

  . Coast Business Credit ("CBC")--an asset-based lending business;

  . Imperial Warehouse Finance, Inc. ("IWF")--a residential loan warehouse line business;

  . Loan Participation and Investment Group ("LPIG")--a division of SPB investing in nationally syndicated bank loans;

  . The Lewis Horwitz Organization ("LHO")--a film and television production lending business;

  . Imperial Business Credit, Inc. ("IBC")--an equipment leasing business;

  . Income Property Lending Division ("IPL")--a multifamily origination and commercial mortgage banking business;

  . Imperial Capital Group, LLC ("ICG")--an investment banking and brokerage business;

  . Asset Management Activities ("AMA")--an investment fund management business;

  . Other Core Operations ("OCO")--our holding company investments and support functions, our loan documentation service operations, and the administrative and servicing operations of Southern Pacific Bank.

   We also operated some other businesses in 1999, 1998 and 1997 that we consider our "non-core" businesses. These are businesses that we have made the decision to de-emphasize during 1999 and 1998. We group these businesses into the following categories:

  . Equity Interests--Franchise mortgage lending, sub prime residential mortgage banking business;

  . De-emphasized/Discontinued/Exited Businesses--Consumer lending, auto lending, residential lending, foreign mortgage lending businesses, and third party mortgage servicing operations.

   Our exit from these non-core businesses has allowed our management to focus on our core business lines that have proven to be our most profitable businesses. Following is a summary of these businesses' results of operations in 1999 as compared to 1998.

CORE BUSINESS LINES

   The following table reflects average loans and leases outstanding and the average yields earned on our core business units for 1999 and 1998:

                                                 Average Loans and
                                                      Leases         Average
                                                    Outstanding       Yield
                                                 ----------------- ------------
   Business Line                                   1999     1998   1999   1998
   -------------                                 -------- -------- -----  -----
                                                    (Dollars in thousands)
   CBC.......................................... $658,764 $592,600 13.17% 13.09%
   IWF..........................................  130,075  164,300  8.28   9.94
   LPIG.........................................  240,621  240,100  7.55   8.21
   LHO..........................................    6,056      --  14.77    --
   IBC..........................................   10,700   11,300 12.54  13.60
   IPL..........................................  226,548   96,400  8.85  10.16

   Our largest subsidiary is SPB, a $1.8 billion industrial bank, which operates as of January 1, 2000, five of our core businesses: CBC, IPL, LPIG, IWF-formerly known as PrinCap Mortgage Warehouse, Inc., and LHO. The FDIC insured deposits of SPB are the primary source of funding for each of these businesses.

 Coast Business Credit

   CBC's net revenues were $40.4 million for 1999 as compared to $42.9 million for 1998. CBC's net income for 1999 was $9.7 million as compared to $12.4 million for 1998. Net revenues include a provision for loan losses of $21.8 million for 1999 as compared to $3.5 million for 1998.

   CBC increased its average loans outstanding for 1999 to $658.8 million as compared to $592.6 million for 1998. Fundings of new commitments at CBC were $511.0 million for 1999 as compared to $447.7 million for 1998.

   As a result of the increase in CBC's average loans outstanding, CBC's net interest income increased $11.4 million to $54.0 million for 1999 from $42.6 million for 1998. The average yield on CBC's loans for 1999 increased to 13.17% as compared to 13.09% for the prior year primarily as a result of an increase in the prime rate and loan prepayment fees.

   CBC also earned other income primarily consisting of gain on sale of stock acquired through the exercise of warrants and loan administration and audit fees charged to its customers. CBC earned other income totaling $8.2 million in 1999 as compared $3.8 million in 1998.

   CBC's total expenses were $24.3 million for 1999 as compared to $21.2 million for 1998. Total expenses increased for 1999 as compared to the prior year primarily due to higher occupancy and telephone and other communications expenses associated with CBC's continued geographic expansion into several major metropolitan areas of the United States. These increases in expenses were partially offset by lower administrative expenses resulting from CBC's efforts to increase operating efficiencies. Additionally, personnel expense decreased for 1999 as compared to 1998 due to decreased bonus expense resulting from decreased profitability. CBC's FTE increased to 135 FTE at December 31, 1999 as compared to 122 FTE at December 31, 1998.

   At December 31, 1999, CBC's non-accrual loans were $22.2 million as compared to $1.1 million at December 31, 1998. At December 31, 1999, one CBC loan totaling $2.7 million was 90 days delinquent and accruing interest as compared to none for the same period last year. As of February 28, 2000 there was no change in the accrual status of this loan, and it was in the process of collection. CBC incurred net charge-offs of non-accrual loans of $17.4 million for 1999 as compared to $67,000 for 1998. Non-performing loans at CBC are collateralized by accounts receivable and inventory. The increase in CBC's non-accrual loans, loan loss provision, and charge-offs resulted from recent regulatory guidance that prevents CBC from considering the liquidation of certain intangible assets of its customers in determining a loan's accrual status or, if necessary, the required charge-off amount. The effect of this guidance resulted in CBC reserving for, and charging off the gross amount of outstanding problem loans as opposed to CBC's previous practice of reserving for and, if necessary, ultimately charging off the net deficiency amount of problem loans.

 Imperial Warehouse Finance, Inc.

   IWF's net revenues were $4.4 million for 1999 as compared to $8.5 million for 1998. IWF's net income for 1999 was $1.1 million as compared to $3.2 million for 1998.

   Net revenues includes a provision for loan losses of $1.2 million for 1999 and $704,000 for 1998. The increased loan loss provision for 1999 is primarily related to the increase in the balance of non-accrual loans.

   Net interest income was $4.1 million for 1999 as compared to $6.9 million for 1998. The decrease in IWF's net interest income is related to a decrease in the average outstanding balance of loans outstanding and an increase in non-accrual loans. IWF's average loans outstanding and average yields for 1999 decreased to $130.1 million and 8.28% as compared to $164.3 million and 9.94% for 1998. The decrease in IWF's loan yields, were primarily due to an increase in IWF's non-accrual loans.

   During 1999, we made the decision to relocate the IWF's operations from New Jersey to Torrance, California. As a result of the relocation, none of the employees of IWF made the move from New Jersey to California. We believe that as a result of the personal contacts that IWF's former employees had with the existing client base a substantial number of customers have paid off their warehouse lines with us and moved their relationships to the new employers of our former IWF employees. Additionally, during the fourth quarter of 1999, we implemented stricter underwriting guidelines and changed our marketing focus to the Western United States. We believe these factors are the primary cause of the overall decrease in the average outstanding balance of IWF's warehouse lines. Recently, we retained a new director of marketing which has resulted in an increase in applications for new warehouse lines.

   IWF earned other income consisting primarily of loan fees charged to its customers of $1.5 million for 1999 as compared to $2.3 million for 1998.

   IWF's total expenses decreased to $2.6 million for 1999 as compared to $3.0 million for 1998. Total expenses decreased for 1999 as compared to 1998 primarily due to lower personnel, general and administrative, telephone and other communications expenses resulting from our focus on increasing operating efficiencies. IWF's FTE decreased to 12 FTE at December 31, 1999 as compared to 14 FTE at December 31, 1998.

   At December 31, 1999, IWF's non-accrual loans increased to $7.8 million as compared to $4.1 million at December 31, 1998. We believe that as a result of our new underwriting policies and stricter collection policies, IWF's non-performing assets will increase in the short term. IWF incurred net charge-offs of non-accrual loans of $1.6 million for 1999 and $0 for 1998. IWF's non-performing loans are collateralized by mortgage loans on single family residences.

 Loan Participation and Investment Group

   LPIG's total net revenues were $3.4 million and net income was $1.2 million for 1999 as compared to net revenues and net income of $8.9 million and $3.8 million for 1998, respectively. LPIG's net revenues and net income decreased in 1999 as compared 1998 as a result of a significant increase in the provision for loan losses during 1999. Net revenues include a provision for loan losses of $7.0 million for 1999 and a net recovery of $391,000 for 1998. The provision for loan losses increased in 1999 as compared to 1998 as a result of increased charge-offs related to one single loan participation. At December 31, 1999 and 1998, LPIG had no loans classified as non-performing loans.

   LPIG's net interest income was $8.4 million for 1999 as compared to $8.3 million for 1998. The decrease in LPIG's loan yields to 7.55% for 1999 as compared to 8.21% for 1998 was primarily due to an increase in LPIG's average outstanding non-accrual loans. LPIG's average outstanding loans for 1999 and 1998 were approximately $240 million.

   For 1999 LPIG earned other income, which consisted primarily of loan fees and mark-to-market losses on securities of $2.0 million as compared to $166,000 for 1998. The decrease in loan fees resulted from reduced funding of new LPIG loan commitments.

   LPIG's total expenses were $1.4 million for 1999 as compared to $2.3 million for 1998. Total expenses decreased for 1999 as compared to 1998 primarily due to lower personnel, commission, telephone and other communications, and lower general and administrative expenses relating to our focus on increasing operating efficiencies. LPIG had 4 FTE at December 31, 1999 and December 31, 1998.

   We are not originating any new commitments for LPIG at this time since we believe that the capital that is currently being deployed at SPB to support LPIG's business could be more profitably used in CBC's, IWF's, IPL's and LHO's businesses. As such, we anticipate that the current outstanding balance of LPIG's loans will decrease over time as this portfolio runs-off. We do expect to expand our investments in LPIG-type loan products through off-balance sheet financing instruments such as total rate of return swaps.

 The Lewis Horwitz Organization

   On October 1, 1999, we purchased from Imperial Bank substantially all of the assets and assumed certain liabilities of The Lewis Horwitz Organization ("LHO"). The acquisition was accounted for as a purchase, and the purchase price of $7.0 million was allocated to the net assets acquired based on their fair values resulting in goodwill of $12.0 million.

   As part of the acquisition, we acquired all right, title and interest in $98.2 million of motion picture and television production loans. The purchase price of the loans is equal to the gross carrying value of the loans on the books and records of Imperial Bank, except the purchase price of the first $20 million in non-accrual loans were allocated a discount of $3.6 million. Under the terms of the acquisition, we receive all contractually due interest and fees on the $98.2 million of LHO originated loans and pay Imperial Bank Prime minus 2.50%. We have agreed to immediately purchase all loans that either are currently or become classified as non-accrual, when an interest or principal payment is 90 days or more past due. Imperial Bank has agreed to finance 50% of all non-accrual purchases at the Prime rate + 1.00%. As of December 31, 1999, we acquired non-accrual loans with a fair market value of $8.2 million.

   We have also agreed to purchase a minimum of $50 million of the above referenced loans, inclusive of all non-accrual loans purchased, on or before March 31, 2000. Additionally, we have agreed to purchase any remaining above referenced loans on or before December 31, 2000.

   We also acquired other assets totaling $362,000 and assumed liabilities of $1.2 million in connection with the acquisition.

   LHO's net revenues were $768,000 for 1999. LHO was acquired by our company in October of 1999 and did not have any comparable net revenues, net income, or expenses in 1998. LHO's net income for the 1999 was $4,000. Net revenues include a provision for loan losses of $351,000 for 1999.

   LHO's net revenues and net income for 1999 are for the period from the date of acquisition (October 1, 1999) through December 31, 1999. Since October 1, 1999, LHO has originated $23.2 million of new film and television production commitments. LHO's average loans outstanding for 1999 were $6.1 million.

   From October 1, 1999 to December 31, 1999, LHO reported net interest income of $992,000. The average yield on LHO's loans from October 1, 1999 to December 31, 1999 was 14.77%.

   LHO also earned other income primarily consisting of loan fees totaling $127,000 for the period from October 1, 1999 to December 31, 1999.

   LHO's total expenses were $761,000 from October 1, 1999 to December 31, 1999. LHO had 12 FTE at December 31, 1999.

   At December 31, 1999, LHO's non-accrual loans were $8.2 million. LHO did not incur any charge offs of non-accrual loans from October 1, 1999 to December 31, 1999. Non-performing loans at LHO are collateralized by the distribution rights of the film or television production. All of LHO's non-accrual loans were acquired from Imperial Bank under the terms of the LHO purchase agreement.

 Imperial Business Credit, Inc.

   IBC's net revenues decreased to $37,000 and net loss increased to $13.3 million in 1999 as compared to net revenues of $9.6 million and net loss of $960,000 for 1998, respectively. IBC's net revenues decreased and net loss increased for 1999 as compared to 1998 primarily due to the write-off of the remaining unamortized balance of goodwill and larger negative mark-to-market adjustments on retained interests in lease securitizations.

   IBC's unamortized balance of goodwill totaling $11.3 million was written off during the fourth quarter of 1999. The write-off of IBC's goodwill was based on our estimate of future operations and cash flows. Based on our estimate, we determined that IBC's goodwill was not recoverable from continuing IBC's existing lines of business.

   During the quarter ended December 31, 1999, defaults on leases originated through IBC's broker and small-ticket lease programs increased significantly. The increase in defaults caused us to reassess and increase the projected level of lease losses related to IBC's securitized leases. The reassessment resulted in a $11.9 million write-down of the carrying balance of retained interest in lease securitizations at IBC for 1999 as compared to a $2.3 million write-down for 1998. As a result of the reassessment of the level of expected losses from IBC's small ticket and broker originated business, we decided to significantly curtail IBC's lease originations from brokers. We closed IBC's broker business in its San Diego and Irvine offices, and discontinued relationships with over 200 brokers in IBC's Denver office. We intend to heavily weight IBC's future lease originations to middle market leasing and vendor leasing programs.

   IBC originated $125.2 million of leases for 1999, as compared to $114.3 million for 1998. IBC securitized $132.4 million of leases for 1999 generating gain on sale revenue of $4.5 million, or 3.4% of the principal balance securitized. For 1998, IBC securitized leases of $117.7 million, generating gain on sale revenue of $4.1 million, or 3.5% of the principal balance securitized. As a result of curtailing certain small ticket and broker business and increased loss assumptions in securitized leases, IBC expects lower originations and revenue in the near term.

   Currently, all of IBC's leases are initially funded with a warehouse line of credit from SPB, and then permanently funded through a revolving securitization facility. IBC's net interest income decreased to $1.1 million for 1999 as compared to $3.6 million for 1998 primarily due to an increase in borrowing costs and a decrease in the average balance and yield on outstanding leases held for sale.

   IBC also earned other income from servicing leases sold into its securitization facility of $4.5 million for 1999 as compared to $4.7 million for 1998. IBC earned other income of $1.5 million for 1999 as compared to $972,000 for 1998.

   IBC's total expenses were $22.2 million for 1999 as compared to $11.3 million for 1998. Total expenses increased for 1999 as compared to 1998 primarily due to the $11.3 million write-down of goodwill. IBC's FTE decreased to 94 FTE at December 31, 1999 compared to 99 FTE at December 31, 1998.

   At December 31, 1999, IBC's non-accruing leases were $77,000 as compared to $669,000 at December 31, 1998.

 Income Property Lending Division

   IPL's net revenues and net income decreased to $12.0 million and $2.0 million for 1999 as compared to net revenues and net income of $17.5 million and $3.3 million for 1998. The decrease in revenues and net income for 1999 as compared to the same periods last year primarily resulted from lower gain on sale of loans partially offset by increased interest income earned on higher average outstanding balances of income property loans.

   IPL originated $339.7 million of loans in 1999 as compared to $366.1 million of loans in 1998. During 1999, IPL sold $283.7 million of its loans generating a gain on sale of $2.0 million, or 0.7% of the principal balance of loans sold. During 1998, IPL sold $304.2 million of its loans, generating a gain on sale of $8.8 million, or 2.9% of the principal balance of loans sold.

   Gain on sale of loan revenues as a percentage of IPL's loans sold decreased for 1999 as compared to 1998 due to decreased interest margins and a decrease in demand for small balance income property loans in the secondary market.

   IPL's net interest income for 1999 increased to $9.2 million as compared to $6.7 million for 1998. The increase was primarily the result of an increased average balance of outstanding loans. IPL's average outstanding loan balance increased to $226.5 million for 1999 as compared to $96.4 million for 1998. The increase was primarily the result of our strategy to retain for portfolio a higher level of multifamily real estate loans originated by IPL. The decrease in IPL's average loan yields to 8.85% in 1999 as compared to 10.16% in 1998, was primarily due to increased competition and reduced interest margins among income property loan originators.

   IPL's total expenses were $8.7 million for 1999 as compared to $11.7 million for 1998. Total expenses decreased for 1999 as compared to 1998 primarily due to lower personnel, telephone and other communications, and lower general and administrative expenses relating to our focus on increasing operating efficiencies partially offset by higher professional fees. FTE decreased to 69 FTE at December 31, 1999 compared to 70 FTE at December 31, 1998.

   IPL's non-accrual loans were $237,000 or 0.09% of its outstanding loan portfolio at December 31, 1999, as compared to $992,000 or 0.68% of its outstanding loan portfolio at December 31, 1998.

 Imperial Capital Group, LLC

   ICG's net revenues and pre-tax income increased to $26.7 million and $2.5 million for 1999 as compared to net revenues of $18.4 million and a pre-tax loss of $3.9 million for 1998, respectively. ICG's net revenue primarily consists of investment banking and brokerage fees. The increase in net revenue and pre-tax income for 1999 primarily resulted from increased trading gains and fees received for successful corporate finance transactions completed by ICG through private placements and a lower level of negative mark to market adjustments on trading securities. ICG raised total debt and equity proceeds of $137.3 million in 1999 and $190.0 million in 1998 for its corporate clients through private placement offerings.

   ICG's total expenses were $24.2 million for 1999 as compared to $22.3 million for 1998. Total expenses increased for 1999 as compared to 1998 primarily due to higher personnel, commission, telephone and other communications, and general and administrative expenses resulting from higher revenues received. ICG's FTE decreased to 79 FTE at December 31, 1999 compared to 93 FTE at December 31, 1998.

 Asset Management Activities

   AMA's net revenues and net (loss) income were $9.7 million and ($3,000) for 1999 as compared to $7.0 million and $1.8 million for 1998. AMA net revenues increased primarily as a result of growth in the average balance of assets under management. The average balance of assets under management increased to $1.3 billion for 1999 as compared to $1.1 billion for 1998. Through October 22, 1999, we managed a commercial mortgage and equity REIT (See--"Liquidity and Capital Resources--The ICCMIC Acquisition"), and for all of 1999, we managed a collateralized loan obligation fund, and two leveraged bank debt hedge funds.

   Total expenses from AMA activities were $9.8 million for 1999 as compared to $3.8 million for 1998. Total expenses increased for the period as compared to the same period last year due to increased management activities as a result of growth in the balance of assets under management in 1999 as compared to 1998. Total AMA FTE decreased to 13 FTE at December 31, 1999 compared to 20 FTE at December 31, 1998.

 Other Core Operations

   For 1999, net revenues of OCO were $4.0 million and net loss was $962,000, as compared to ($42.2) million of net revenues and a net loss of $31.4 million for 1998. The net loss for 1999 includes a $4.0 million net gain from the early extinguishment of debt. The significant negative net revenues and net income for 1998 were primarily the result of impairment and mark-to-market charges relating to our investments in ICCMIC and IMH, and loan and leases held for sale. OCO includes but is not limited to interest and dividend income from parent company loans, equity investments, interest expense on our long-term debt, mark-to-market charges on the securities we invested in at our holding company, and the costs of our support functions. We provide support to our subsidiaries through executive management oversight and advice, accounting, audit, operations, legal services, merger and acquisitions advice, human resources administration, insurance programs, office services, premises administration, and management information systems support.

   For 1999 and 1998, OCO earned interest and dividend income of $20.0 million and $30.1 million and incurred interest expense of $30.8 million and $30.4 million, respectively.

   During 1999 the net revenues of other core operations includes a gain on sale of securities totaling $562,000 from the sale of 500,000 shares of ICCMIC common stock. At December 31, 1999, we owned 9.0% of ICCMIC's outstanding common stock and 100% of the company that managed ICCMIC's assets through October 22, 1999. (See--"Liquidity and Capital Resources--The ICCMIC Acquisition").

   Total expenses of OCO were $10.8 million for 1999 as compared to $12.5 million for the prior year. Total expenses of OCO for 1998 included a provision for loan repurchases on former mortgage banking operations of $4.8 million; no such provision was needed in 1999. In addition, total expenses decreased for 1999 as compared to 1998 primarily due to lower personnel, telephone and other communications, and lower general and administrative expenses relating to reductions in personnel expense, partially offset by higher professional fees. OCO's FTE decreased to 53 FTE at December 31, 1999 as compared to 71 FTE at December 31, 1998.

NON CORE BUSINESS LINES

   We also operate "non-core" businesses, which consist of businesses that we've decided to de-emphasize. We group these businesses into the following categories:

  . Equity Interests--Represents our equity investments in other publicly traded companies. Effective July 1, 1999, we began accounting for our equity investment in FMC under the cost method of accounting. Prior to July 1, 1999, we accounted for our investment in FMC under the equity method of accounting. From January 1, through October 31, 1999, we owned an equity interest of 38.3% in FMC. We changed our method of accounting for FMC since we determined that we did not have the ability to exercise significant influence over FMC, and the quarterly results of FMC were not made available to our company. In November 1999 we sold substantially all of our shares of the Bay View Capital Corporation ("Bay View") common stock we received in the FMC/Bay View merger resulting in a gain of approximately $30.1 million. This segment's source of revenue includes our common stock ownership percentage in the equity interests' reported net income or loss in addition to our gains on sales of the equity interests' stock;

  . De-emphasized/Discontinued/Exited Businesses--represents our business units we decided to either de-emphasize, discontinue, or exit. We decided to de-emphasize, discontinue or exit these business lines because they were not meeting our expectations for a variety of reasons. These reasons included: significant credit losses, insufficient loan production volumes, inadequate gross profit margins, and risks associated with international lending operations. We include the following significant operations in Exited Businesses: Auto Lending, Alternative Residential Mortgage, and Consumer Loan Divisions of SPB, and Credito Imperial Argentina ("CIA"), our residential loan production business in Argentina. Exited Businesses also includes our former mortgage banking operations, certain problem loan or securities portfolios, SPB's income property servicing operations, and any loan portfolios at SPB from businesses which are no longer originating new loans. Exited Businesses' principal sources of net revenue are interest earned on mortgage and consumer loans and mark to market valuations on loan portfolios. Exited Businesses' principal expenses are interest expense allocations incurred from deposits and inter-company borrowings, and general and administrative expenses.

   Our exit from these non-core businesses will allow our management to focus on our core business lines that have proven to be our most profitable businesses.

 Equity Interests

   In 1999, our Equity Interests included our percentage ownership of the net income of FMC, as compared to 1998, which included FMC and Southern Pacific Funding Corporation ("SPFC"). For 1999, our Equity Interests generated net revenues of $31.2 million and a net income of $18.5 million as compared to net revenues of ($66.5) million and a net loss of ($38.2) million for 1998. The significant negative net revenues and net loss for 1998 were primarily the result of impairment charges on our equity investment in SPFC.

 Equity Interest and Gain on sale of FMC

   During 1999 and 1998, equity in the net (loss) income of FMC was $(53,000) and $3.2 million, respectively. On November 1, 1999, the merger between FMC and Bay View was completed. We received $27.7 million in cash and 4.4 million shares of Bay View common stock from the sale and exchange of our 38.3% interest in FMC. On November 5, 1999, we announced the sale of 4,342,451 shares of the Bay View common stock we received from the FMC/Bay View merger. As a result of these transactions, we received approximately $86.3 million in total cash proceeds and we recorded a pre-tax gain from both transactions of $30.1 million.

 Equity Interest in SPFC

   On October 1, 1998, SPFC petitioned for Chapter 11 bankruptcy protection under Federal bankruptcy laws in the U.S. Bankruptcy Court for the District of Oregon. As a result of SPFC declaring Chapter 11 bankruptcy and the corresponding decline in its common stock to below one dollar per share, and subsequent de-listing from the New York Stock Exchange, we wrote-off our total investment in and loan to SPFC. During 1999 and 1998 equity in the net income of SPFC was $0 and $12.7 million, respectively.

 De-emphasized/Discontinued/Exited Businesses

   The Exited Businesses' net revenues and net loss were ($11.1) million and $23.0 million for 1999 as compared to $12.3 million and $26.3 million for 1998, respectively. The decrease in net revenue for 1999 as compared to 1998 primarily resulted from a decline in net interest income, partially offset by a lower provision for loan losses. The Exited Businesses incurred negative mark-to-market charges of $28.3 million in 1999 and $31.6 million in 1998.

   Total expenses at our Exited Businesses decreased to $21.6 million for 1999 as compared to $32.8 million for 1998. The decrease in total expenses was primarily due to the closure of non-core businesses.

   Our non-core loans decreased to $143.9 million at December 31, 1999 as compared to $371.5 million at December 31, 1998. The remaining non-core portfolios primarily consist of lower risk single family mortgage loans of $104.0 million, franchise loans of $18.3 million, and consumer loans of $15.6 million.

   The following table reflects the ending outstanding balances of the loans from our Exited Businesses:

                                                               Loans and Leases
                                                                Outstanding at
                                                                 December 31,
                                                               -----------------
                      Exited Business Line                       1999     1998
                      --------------------                     -------- --------
                                                                (In thousands)
   Auto Lending Division of SPB............................... $  5,991 $ 94,225
   Alternative Residential Mortgage Division of SPB ..........    6,884   34,280
   Consumer Lending Division of SPB...........................   15,639   42,565
   Credito Imperial Argentina.................................      --    22,772
   Single family loans........................................   97,124  127,125
   Franchise loans............................................   18,277   50,520
                                                               -------- --------
     Total loans and leases from exited businesses............ $143,915 $371,487
                                                               ======== ========

   The above table does not include net outstanding loans from the discontinued operations of AMN which were $5.2 million and $15.2 million at December 31, 1999 and 1998, respectively.

   During 1999 we continued to sell loans from our exited businesses. We sold $45.3 million of auto loans, $33.4 million of single family loans, $11.7 million of consumer loans, and the remaining Argentine mortgage loan portfolio of $22.4 million, generating an aggregate net gain on sale of $321,000. Additionally, we reduced our sub-prime auto loan balances to $6.0 million at December 31, 1999 as compared to $94.2 million at December 31, 1998. At December 31, 1999, the remaining sub-prime auto loans are carried at 32.0% of the outstanding contractual balance.

   During 1999 we sold 1,887,110 shares of Impac Mortgage Holdings, Inc. ("IMH") stock resulting in a gain of $929,000. At December 31, 1999, we did not own any shares of IMH common stock.

   FTE at our Exited Businesses decreased to 5 FTE at December 31, 1999 as compared to 100 FTE at December 31, 1998.

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

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

   Our total expenses increased by $5.9 million to $120.8 million in 1998 as compared to $114.9 million in 1997. Our personnel expense increased by $10.0 million, our occupancy expense increased by $1.4 million, and our professional services, telephone and other communications, and general and administrative expenses increased by $7.7 million in 1998 as compared to 1997. The primary reason for these increases was the inclusion of Imperial Capital Group's ("ICG") and Imperial Warehouse Finance, Inc.'s ("PrinCap") operations, which were formed or acquired in the fourth quarter of 1997, for the entire year of 1998. Our total expenses also increased at Coast Business Credit ("CBC") as a result of its continuing national expansion over the course of 1998. Partially offsetting these increases were decreases in our amortization of servicing rights of $1.6 million, and our real estate owned expenses of $7.4 million.

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

   CBC recorded loan loss provisions of $3.5 million in 1998 and $4.9 million in 1997. At December 31, 1998 CBC had non-accrual loans totaling $1.1 million, or 0.18% of its outstanding loans. At December 31, 1997, CBC had non-accrual totaling $1.0 million.

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

 Imperial Warehouse Finance, Inc.

   IWF had total net revenues of $8.5 million, total expenses of $3.0 million, and net income of $3.2 million in 1998. IWF had total net revenues of $1.6 million, total expenses of $738,000, and net income of $515,000 in 1997. We acquired the assets of IWF in October of 1997.

   IWF was also able to increase both its net revenues and net income by substantially increasing the amount of loans it made and increasing its average outstanding loan balance. IWF's average loans outstanding for 1998 were $164.3 million, and its loans outstanding at year end were $181.0 million. IWF's loans outstanding at year end 1997 were $122.5 million. The average balance of IWF's loans from the date of our acquisition through December 31, 1997 was $118.0 million. As a result of the increase in loans outstanding and a full year of operations with our company, IWF's net interest income increased $5.5 million to $6.9 million in 1998 from $1.4 million in 1997. We earned an average yield on IWF's loans of 9.94% in 1998 and 10.27% in 1997, and all of IWF's loans were funded with the FDIC insured deposits of SPB. The decrease in IWF's yield reflects downward movement in the prime rate during the 3rd & 4th quarters of 1998.

   IWF recorded loan loss provisions of $704,000 in 1998 and $435,000 in 1997. Since our acquisition, IWF has not charged off any loans. At December 31, 1998 IWF had non-accrual loans totaling $4.1 million, or 2.29% of its outstanding loans. At December 31, 1997, IWF had no non-accrual loans. IWF also earned other income in the form of loan and audit fees charged to its customers of $2.3 million in 1998 and $588,000 in 1997.

   IWF's total expenses increased primarily as a result of our owning IWF for all of 1998 as compared to three months in 1997. IWF's total expenses of $3.0 million in 1998 were largely made up of $1.3 million in personnel expense, $453,000 in amortization of goodwill, and $723,000 in general and administrative expenses.

 Loan Participation and Investment Group

   LPIG had total net revenues of $8.9 million, total expenses of $2.3 million, and net income of $3.8 million in 1998. LPIG had total net revenues of $6.5 million, total expenses of $2.2 million, and net income of $2.6 million in 1997.

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

   We have made the decision to let LPIG's existing balance of loans run-off over the next few quarters. While LPIG has earned a reasonable risk-adjusted return in 1998 and 1997, we believe that the capital that is currently being deployed at SPB to support LPIG's business could be more profitably used in CBC's, IWF's, and IPL's businesses. As such, we anticipate that the current outstanding balance of LPIG's loans will decrease over time as this on-balance sheet portfolio runs-off. We do expect to expand our investments in LPIG-type loan products through off-balance sheet financing instruments such as total rate of return swaps or collateralized loan obligation funds.

 Imperial Business Credit, Inc.

   IBC had total net revenues of $9.6 million, total expenses of $11.3 million, and a net loss of $1.0 million in 1998. IBC had total net revenues of $18.3 million, total expenses of $11.6 million, and net income of $4.1 million in 1997.

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

 Income Property Lending

   IPL had total net revenues of $17.5 million, total expenses of $11.7 million, and net income of $3.3 million in 1998. IPL had total net revenues of $41.2 million, total expenses of $7.4 million, and net income of $20.6 million in 1997.

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

   IPL recorded net recoveries of $345,000 in 1998 and $1.9 million in 1997. IPL had no net charge-offs in 1998 or 1997. At December 31, 1998 IPL had non-accrual loans totaling $992,000, or 0.69% of its outstanding loans. At December 31, 1997, IPL had non-accrual loans totaling $1.6 million, or 2.70% of its outstanding loans.

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

 Imperial Capital Group

   ICG, which began operations in December 1997, had total net revenues of $18.4 million, total expenses of $22.3 million, and a net loss of $1.4 million in 1998. ICG had total net revenues of $8.5 million, total expenses of $6.1 million, and net income of $878,000 in 1997. We formed ICG in the fourth quarter of 1997. ICG's business includes a registered broker/dealer and an asset manager that offer individual and corporate investors a wide range of financial products and services.

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

 Asset Management Activities

   AMA had total net revenues of $7.0 million, total expenses of $3.8 million, and net income of $1.8 million in 1998. AMA had total net revenues of $25.0 million, total expenses of $8.7 million, and net income of $9.9 million in 1997.

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

 Other Core Operations

   OCO had negative net revenues of $39.5 million, total expenses of $18.3 million, and a net loss of $33.1 million in 1998. OCO had total net revenues of $6.9 million, total expenses of $26.7 million, and net loss of $16.0 million in 1997.

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

   OCO earned interest and dividend income of $30.1 million in 1998 and $28.9 million in 1997. OCO incurred interest expense of $30.4 million in 1998 and $25.6 million in 1997. The increase in OCO's interest expense was primarily attributable to increased borrowing costs associated with the Company's $70.0 million of Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the company issued during 1997.

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

NON-CORE BUSINESS LINES

 Equity Interests

   The Equity Interests generated negative net revenues of $66.5 million, total expenses of $122,200, and a net loss of $38.2 million in 1998. Equity Interests generated total net revenues of $159.9 million, total expenses of $16.2 million, and net income of $81.5 million in 1997.

   Equity Interests include our portion of the net income or loss from Southern Pacific Funding Corporation ("SPFC") and Franchise Mortgage Acceptance Company ("FMC"). The Equity Investments generated equity in the net income of SPFC and FMC of $16.0 million in 1998 and $22.8 million in 1997. This represents our share of SPFC's and FMC's net income or loss for 1998 and 1997, based on our ownership percentage of SPFC and FMC. The decrease was due primarily to SPFC's bankruptcy in 1998. As a result of the bankruptcy, we only recognized income from SPFC for the first half of 1998 as compared to the entire year of 1997.

   Our Equity Interests also incurred a large impairment loss in 1998 as compared to no such loss in 1997. On October 1, 1998, SPFC petitioned for Chapter 11 bankruptcy protection under Federal bankruptcy laws in the U.S. Bankruptcy Court for the District of Oregon. As a result of SPFC declaring Chapter 11 bankruptcy and the corresponding decline in its common stock to below one dollar per share, we wrote-off our total investment in and loan to SPFC. Our write-off was $82.6 million for the year ended December 31, 1998.

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

   The total expenses from our Equity Interests decreased by $16.0 million in 1998 as compared to 1997. This decrease results from the consolidation of FMC in the first nine months of 1997, as compared to no consolidation in 1998. Throughout the first nine months of 1997, our ownership percentage in FMC was 66.7%, and accordingly, FMC 's operating results were consolidated with ours.

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

   In 1998, the Exited Businesses recognized impairment charges on our held for sale loan and securities portfolios, of $31.6 million. Our affected loan portfolios included our automobile loans at SPB and our Argentinean residential mortgage loans at CIA. We wrote down SPB's automobile loans by $21.5 million and CIA's residential loans by $7.3 million. Our affected securities portfolios include the retained interests we received from IMH in connection with the Termination Agreement discussed under Asset Management Activities. We wrote down the retained interests in our Exited Businesses by $2.0 million in 1998. There were no mark-to-market charges on any of these portfolios in 1997.

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

Year 2000 Compliance

   We have successfully negotiated the century date change. All mission-critical systems are functioning normally and since January 1, 2000, we are experiencing "business as usual". Our application processing systems are properly accounting for the leap year.

   The expenses we incurred in executing our Year 2000 Project were not material for any of our subsidiaries and were funded out of our normal operating budget. Our largest subsidiary, SPB, spent less than $700,000 during the two-year life of the project. Nearly half of that amount was spent on converting our asset based loan processing to a more sophisticated and functional system.

   SPB received a Memorandum of Understanding (MOU) from the FDIC that was related to deficiencies with its Year 2000 Project. The MOU was issued in November 1998 and was terminated in August 1999 when it was determined that all of the concerns had been satisfied.

   We will continue to carefully monitor all of our systems over the next several months and are confident that we can quickly address any date-related problems that might occur.

Liquidity and Capital Resources

 General

   We generate liquidity at our holding company from a variety of sources, including interest income from loans and investments, income tax payments received from our subsidiaries, dividends from subsidiary earnings, dividends from common stock holdings in publicly traded companies, and sales of non-core assets. An industrial bank such as SPB may declare dividends only in accordance with California Industrial Banking Law and FDIC regulations which impose legal limitations on the payment of dividends. Our holding company's primary cash requirements include income tax payments and interest payments on outstanding debt and preferred stock obligations. We also use available cash to make loans to our operating companies and investments in subsidiaries and asset management vehicles. At December 31, 1999 we held $46.2 million of cash and interest bearing deposits at our holding company as compared to $5.5 million of cash and interest bearing deposits at December 31, 1998.

   We have an ongoing need for capital to finance our lending activities. This need is expected to increase as the volume of our loan and lease originations and acquisitions increases. Our primary cash requirements include the funding of (i) loan and lease originations and acquisitions, (ii) points and expenses paid in connection with the acquisition of wholesale loans, (iii) ongoing administrative and other operating expenses, (iv) the costs of our warehouse credit and repurchase facilities with certain financial institutions, (v) overcollateralization or reserve account requirements in connection with loans and leases pooled and sold and (vi) fees and expenses incurred in connection with our securitization.

   We have financed our lending activities through warehouse lines of credit and repurchase facilities with financial institutions, equity and debt offerings in the capital markets, deposits or borrowings at SPB and securitizations. We believe that such sources will be sufficient to fund our known liquidity requirements in the future on both a short and long term basis. However, there can be no assurance that we will have access to the capital markets in the future or that financing will be available to satisfy our operating and debt service requirements or to fund our future growth.

   SPB obtains the liquidity necessary to fund its investing activities through deposits and, if necessary through borrowings under lines of credit and from the FHLB. At December 31, 1999 and 1998, SPB had maximum FHLB borrowings available equal to $35.7 million and $36.6 million, respectively. These borrowings must be fully collateralized by qualifying mortgage loans and may be in the form of overnight funds or term borrowings at SPB's option.

   The highest balance of FHLB advances outstanding during the year ended December 31, 1999 was $30.0 million, with an average outstanding balance of $7.6 million. The outstanding balance of FHLB advances was $0 at December 31, 1999. The FHLB advances are secured by certain real estate loans with a carrying value of $56.5 million and $49.9 million at December 31, 1999 and 1998, respectively.

   As of December 31, 1999, SPB's deposit portfolio, which consists primarily of certificate accounts decreased approximately $90.5 million to $1.6 billion at December 31, 1999 from $1.7 billion at December 31, 1998.

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

 1999 Activity

   Our operating activities produced cash of $151.6 million in 1999. The majority of this cash was generated by the interest income from our loan and investment portfolios after paying interest expense on our deposits, borrowings, and long term debt.

   Our investing activities used $202.9 million of cash in 1999. The most significant use of cash in our investing activities was a $246.8 million investment of available liquidity into short term interest bearing deposits. At December 31, 1999 our interest bearing deposits totaled $248.2 million. We also used cash to make net purchases of $21.9 million of securities available for sale. The most significant item of cash generation in our investing activities was from the proceeds we received on sales of stock we held in other publicly traded companies. In 1999, we received total proceeds from these sales of $100.6 million. These proceeds were primarily generated from the sales of our holdings in FMC and IMH. In 1999, we received cash and 4.4 million shares of Bay View common stock from the sale and exchange of our 38.3% interest in FMC. On November 5, 1999, we announced the sale of the Bay View common stock we received from the FMC/Bay View merger. As a result of these transactions, we received approximately $86.3 million in total cash proceeds. Also in 1999, we sold 1.9 million shares of our common stock investment in IMH generating net proceeds of $10.4 million. Additionally, in the second quarter of 1999, we sold 500,000 shares of common stock investment in ICCMIC, generating net proceeds of $5.4 million. We also generated $27.2 million of cash through investing activities in 1999 as a result of a net reduction in outstanding loans held for investment.

   Our financing activities used $212.6 million of cash in 1999. We used $99.5 million to repay deposits at SPB, $20.0 million to repay borrowings by SPB from the FHLB, and $28.0 million to repay other borrowings. On May 14, 1999, we entered into an agreement with our former parent Imperial Bank, a subsidiary of Imperial Bancorp (NYSE:IMP) to repurchase 10% or 3.7 million shares of our outstanding common stock for $8.00 per share for a total use of cash of $29.5 million. The repurchase from Imperial Bank was financed through the private issuance of $30.0 million of Series B 11.50% Mandatorily Redeemable Cumulative Preferred Stock to a group of independent investors. In November 1999, we repurchased and retired the $30.0 million of the Mandatorily Redeemable Cumulative Preferred Stock. The issuance and subsequent repurchase and retirement used a net $1.4 million of cash during 1999. We also used $34.1 million of cash through our financing activities to repurchase $43.1 million of our long term debt. The repurchase generated an extraordinary gain on the early extinguishment of debt of $5.2 million, net of income taxes.

 1998 Activity

   Our operating activities used $37.1 million of cash in 1998. The majority of this cash was used in the operations of our discontinued businesses.

   Our investing activities used $175.0 million of cash in 1998. The most significant use of cash in our investing activities was a $276.6 million net investment in loans held for investment. The most dramatic increase in loans occurred in the portfolio of asset based loans generated by CBC, which increased $148.5 million in 1998. The most significant source of cash from our investing activities was the liquidation of interest bearing deposits of $102.3 million.

   Our financing activities generated $464.5 million of cash in 1998. The most significant source of cash from financing activities was the receipt of $555.3 million in increased net deposits at SPB. Our financing activities used $25.0 million to repay net borrowings from the FHLB and $42.6 million to repay other borrowings. Through our financing activities, we also repurchased 2.5 million shares of our outstanding common stock for $9.78 per share for a total use of cash of $24.3 million.

 1997 Activity

   Our operating activities produced cash of $18.6 million in 1997. The majority of this cash was generated by the net interest income from our loan and investment portfolios after paying interest expense on our deposits, borrowings, and long term debt, as well as from sales of loans generated by FMC.

   Our investing activities used $320.6 million of cash in 1997. The most significant use of cash in our investing activities was a $174.0 million net investment in loans held for investment. The most dramatic increase in loans occurred in the portfolio of asset based loans generated by CBC, which increased $196.3 million in 1997. We also used $100.4 of million cash to invest in interest bearing deposits in 1997. The last significant use of cash in 1997's investing activities was a $124.5 million use of cash to acquire all of the assets of PrinCap Mortgage Warehouse Inc. (since renamed IWF). The most significant item of cash generation in our investing activities during 1997 was from the proceeds we received on sales of stock we held in other publicly traded companies. In 1997, we received total proceeds from these sales of $85.4 million. These proceeds were primarily generated from the sales of our holdings in SPFC, FMC and IMH. In the first quarter of 1997, we sold
370,000 shares of common stock investment in SPFC, generating net proceeds of $6.2 million. During the fourth quarter of 1997, FMC completed an initial public offering of its common stock pursuant to which we were was a selling stockholder. We received net proceeds from FMC's offering of $59.7 million. During 1997, we also sold 462,269 shares of IMH generating cash proceeds of $12.0 million. We also used $37.5 million in net cash to make net purchases of securities available for sale, primarily 3.0 million shares of ICCMIC.

   Our financing activities generated $273.2 million of cash in 1997. We generated $86.8 million by increasing deposits at SPB. We used $95.5 million of cash to repay borrowings by SPB from the FHLB. Our financing activities in 1997 included the January 1997 issuance of $200.0 million principal amount of 9.875% Senior

Notes, generating net proceeds of $194.5 million. We used a portion of these proceeds to repurchase approximately $69.8 million of the 9.75% Senior Notes, using cash of $73.2 million, and generating an extraordinary loss on the early extinguishment of debt of $4.0 million, net of income taxes. Also, during the second quarter of 1997, we issued $70.0 million of company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the company under a proprietary product known as "ROPES." These securities can be redeemed at par upon their maturity or remarketed as 30 year capital instruments. The issuance of the ROPES generated net cash proceeds of $68.1 million in 1997. Under current tax law, the interest payments on these securities are tax-deductible. The proceeds from the offering are being used for capital contributions to subsidiaries, strategic acquisitions, investments and general corporate purposes.

 Limitations on Dividends

   Under the California Industrial Banking Law, an industrial bank may declare dividends on its capital stock only if it has at least $750,000 of unimpaired capital stock plus additional capital stock of $50,000 for each branch office. In addition, no distribution of dividends is permitted unless such distribution would not exceed an industrial bank's retained earnings; any payment would not result in a violation of the approved minimum capital to thrift and loan certificate of deposit ratio; and/or after giving effect to the distribution, both

     (a) the sum of an industrial bank's assets (net of goodwill, capitalized research and development expenses and deferred charges) would be at least 125% of its liabilities (net of deferred taxes, deferred income and other deferred credits), and

     (b) current assets would be not less than current liabilities (except that if a thrift and loan's average earnings before taxes for the last two fiscal years had been less than average interest expense, current assets must be at least 125% of current liabilities).

   Under California law, in order for capital (including surplus) of an institution to be included in calculating the leverage limitation described above, thrift institutions must amend their bylaws to restrict such capital from the payment of dividends. The amount of restricted capital maintained by an industrial bank also provides the basis for establishing the maximum amount that a thrift may lend to one borrower. As of December 31, 1999, 1998 and 1997, $150.0 million, $150.0 million and $125.0 million, respectively, of SPB's capital was so restricted.

   The FDIC has advised insured institutions that the payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action. As a result of this policy, SPB may find it difficult to pay dividends out of retained earnings from historical periods prior to the most recent fiscal year or to take advantage of earnings generated by extraordinary items. Under the Financial Institutions Supervisory Act and FIRREA, federal regulators also have authority to prohibit financial institutions from engaging in business practices which are considered to be unsafe or unsound. It is possible, depending upon the financial condition of SPB and other factors, that such regulators could assert that the payment of dividends in some circumstances might constitute unsafe or unsound practices and prohibit payment of dividends even though technically permissible. Pursuant to FDICIA, SPB is prohibited from paying dividends if the payment of such dividends would cause it to become "undercapitalized." These limitations on the payment of dividends may restrict our ability to use cash from SPB which may have been otherwise available to us for working capital.

 Imperial Business Credit, Inc.

   IBC primarily funds its lease originations through the use of an interim bank warehouse facility at SPB and a permanent revolving securitization facility. The securitization facility utilizes a trust structure and has a five-year revolving period, which expires in November 2002, and a three and one-half year amortization period.

   The IBC Lease Receivables Trust 1997-2 ("1997-2 Trust") was created pursuant to a pooling and servicing agreement among IBC, as originator, IBC Funding Corp. ("IFC"), IBC's wholly-owned special purpose subsidiary, as seller, and Norwest Bank Minnesota, as trustee and back-up servicer. IBC sells its lease originations to IFC under a sale and contribution agreement ("IBC Agreement"), which simultaneously assigns its rights in the leases to the Trust in exchange for trust certificates. The Class A certificates are sold to Triple-A One Funding Corp., a special purpose corporation administered by Capital Markets Assurance Corporation ("CAPMAC"), which issues commercial paper to fund its acquisitions. The Class A purchase limit under the facility is $250 million and as of December 31, 1999 and 1998, there was approximately $218.6 million and $197.9 million, respectively, of Class A Certificates outstanding.

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

 Multifamily and Commercial Mortgage Lending

   During the years ended December 31, 1999 and 1998, SPB did not securitize IPL multi-family and commercial mortgage loans. However, during the years ended December 31, 1999 and 1998, IPL sold for cash $283.7 million and $304.2 million of loans, respectively.

 The ICCMIC Acquisition

   ICCMIC has entered into a merger agreement with us under which, subject to certain conditions including ICCMIC stockholder approval, we will acquire all of the outstanding shares of the ICCMIC that we do not already own for a cash purchase price of approximately $11.575 per share. The merger agreement was amended effective as of February 7, 2000 to extend to April 30, 2000 the date after which any party to the merger agreement may terminate the proposed merger transaction. Our offer was subjected to a 60-day market check process last year during which ICCMIC determined that no superior proposal for ICCMIC or its assets was received. ICCMIC's stockholder meeting to approve the merger will be held on Monday, March 20, 2000 and, if approved at that time, the merger is expected to close by March 31, 2000. We estimate that the total cost of the ICCMIC acquisition will be approximately $315.1 million. We intend to fund the acquisition of ICCMIC from a combination of cash and liquid assets held by our company and its subsidiaries, cash and cash equivalents held by ICCMIC, and to the extent, if any, that additional cash may be required to complete the merger, we would obtain those funds from borrowings or other financing arrangements with third parties.

   On March 28, 2000, we acquired all of the issued and outstanding shares of ICCMIC's common stock (other than the 2,570,000 shares already owned by us) for a cash purchase price of $11.5753246 per common share. At December 31, 1999 ICCMIC had total assets of $664.9 million, and total liabilities of $269.3 million.

 Inflation

   The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, nearly all of the assets and liabilities of our company are monetary in nature.

   As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Inflation affects the Company primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation.

Asset Quality

   The provision for loan and lease losses for 1999 increased to $35.3 million as compared to $15.5 million for 1998 and $21.0 million for 1997. The increase in 1999 was primarily due to increased non accrual loans and net charge-offs. Net charge-offs increased to $30.2 million for 1999 as compared to $17.5 million for 1998 and $13.0 million for 1997. The increase in charge-offs in 1999 primarily resulted from higher net charge-offs at

LPIG and CBC. Net charge-offs at CBC were $17.4 million for 1999 as compared to $67,000 for 1998 and $295,000 for 1997. Net charge-offs at LPIG were $3.9 million in 1999 and related to one single loan participation. LPIG did not have any net charge-offs in 1998 and 1997. Total nonaccrual loans increased to $59.4 million at December 31, 1999, as compared to $39.5 million at December 31, 1998 and $70.6 million at December 31, 1997. Total nonaccrual loans as a percentage of loans and leases held for investment were 4.73% at December 31, 1999 as compared to 2.92% at December 31, 1998 and 5.46% at December 31, 1997. The increase in CBC's non-accrual loans and charge-offs at December 31, 1999 as compared to December 31, 1998 resulted from recent regulatory guidance that prevents CBC from considering the liquidation value of certain intangible assets of its customers in determining a loan's accrual status or, if necessary, any required charge-off amount. The effect of this guidance resulted in CBC changing its loan impairment and charge-off policies in the second quarter of 1999. The changes require CBC to charge-off gross amounts of outstanding problem loans as opposed to CBC's previous practice of reserving for and, if necessary, ultimately charging off the net deficiency amount of problem loans.

   The following table summarizes certain information regarding our allowance for loan and lease losses and losses on OREO:

                                  1999      1998      1997     1996     1995
                                --------  --------  --------  -------  -------
                                              (In thousands)
Beginning balance as of
 January 1,...................  $ 24,880  $ 26,954  $ 19,999  $13,729  $ 7,054
Provision for loan and lease
 losses.......................    35,340    15,450    20,975    9,773    5,450
Business acquisition and bulk
 loan purchases...............     1,846       --        578    4,500    4,320
Sale of leases................       --        --       (900)     --       --
Deconsolidation of ICIFC......       --        --       (687)     --       --
                                --------  --------  --------  -------  -------
                                  62,066    42,404    39,965   28,002   16,824
                                --------  --------  --------  -------  -------
Loans and Leases charged off--
 Core Business Lines:
Multifamily and commercial
 loans........................      (857)     (918)   (3,021)  (1,560)    (503)
Asset based loans.............   (17,530)     (112)     (295)     --       --
Loan Participations...........    (3,882)      --        --       --       --
Mortgage warehouse lines......    (1,625)      --        --       --       --
Leases........................    (2,217)   (1,496)   (4,860)  (3,318)    (466)
                                --------  --------  --------  -------  -------
                                 (26,111)   (2,526)   (8,176)  (4,878)    (969)
                                --------  --------  --------  -------  -------
Loans charged off--Non-Core
 Business:
Single family residential.....    (2,960)   (4,661)   (2,164)  (2,485)  (2,013)
Consumer loans................    (2,611)  (15,487)   (3,933)    (963)    (124)
                                --------  --------  --------  -------  -------
                                  (5,571)  (20,148)   (6,097)  (3,448)  (2,137)
                                --------  --------  --------  -------  -------
Total Charge-offs.............   (31,682)  (22,674)  (14,273)  (8,326)  (3,106)
                                --------  --------  --------  -------  -------
Recoveries on loans and leases
 previously charged off--Core
 Business:
Multifamily and commercial
 loans........................        55       142        29      --       --
Asset based loans.............       163        45       --       --       --
Leases........................     1,086     1,721       900      176        5
                                --------  --------  --------  -------  -------
                                   1,304     1,908       929      176        5
                                --------  --------  --------  -------  -------
Net charge-offs--Core Business
 Lines........................   (24,807)     (618)   (7,247)  (4,702)    (964)
                                --------  --------  --------  -------  -------
Recoveries on loans previously
 charged off--Non-Core
 Business:
Single family residential.....         3     2,401        30      --       --
Consumer......................       150       841       303      147        6
                                --------  --------  --------  -------  -------
                                     153     3,242       333      147        6
                                --------  --------  --------  -------  -------
Total recoveries..............     1,457     5,150     1,262      323       11
                                --------  --------  --------  -------  -------
Net charge-offs--Non-core
 business lines...............    (5,418)  (16,906)   (5,764)  (3,301)  (2,131)
                                --------  --------  --------  -------  -------
Total net-charge-offs.........   (30,225)  (17,524)  (13,011)  (8,003)  (3,095)
                                --------  --------  --------  -------  -------
Balance as of December 31, ...    31,841    24,880    26,954   19,999   13,729
Loan loss allowance at AMN as
 of December 31,..............        30       857    11,093      --       --
                                --------  --------  --------  -------  -------
Total loan loss allowance.....  $ 31,871  $ 25,737  $ 38,047  $19,999  $13,729
                                ========  ========  ========  =======  =======
OREO losses:
  OREO writedowns (recovery)
   and expenses...............  $    617  $ (1,498) $  2,074  $ 4,171  $ 2,870
  Loss (gain) on sale of
   OREO.......................       769       597     4,453    2,843     (957)
                                --------  --------  --------  -------  -------
    Total OREO (gains)
     losses...................  $  1,386  $   (901) $  6,527  $ 7,014  $ 1,913
                                ========  ========  ========  =======  =======

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

   The allocation of the Company's allowance for loan and lease losses and the percentage of loans and leases by loan type to total loans and leases as of December 31, 1999 and 1998 is as follows:

                                        1999                       1998
                             -------------------------- --------------------------
                                        Percentage of              Percentage of
                                       Loans and Leases           Loans and Leases
                                        to Total Loans             To Total Loans
                                          and Leases                 And Leases
                             Allocated     Held for     Allocated     Held for
                             Allowance    Investment    Allowance    Investment
                             --------- ---------------- --------- ----------------
   Loans secured by real
    estate:
     One to four family....   $ 4,034         7.3%       $ 2,664         9.3%
     Multi-family..........       228         2.7          1,299         4.1
     Commercial............       282         1.1            128         1.9
                              -------       -----        -------       -----
                                4,544        11.1          4,091        15.3
   Leases..................       126         0.1            --          0.1
   Consumer and auto
    loans..................       812         0.6          1,567         1.9
   Franchise loans.........       307         1.4            934         3.7
   Asset based loans.......    15,018        58.2         10,764        46.7
   Other commercial loans..     9,498        28.6          7,310        32.3
                              -------       -----        -------       -----
                               25,761        88.9         20,575        84.7
   Unallocated.............     1,536         --             214         --
                              -------       -----        -------       -----
                              $31,841       100.0%       $24,880       100.0%
                              =======       =====        =======       =====

   Although the above table allocates the allowance for loan and lease losses by loan types, the total allowance is available to absorb losses on all loans and leases.

   The ratio of the allowance for loan and lease losses to total loans held for investment was 2.50%, 1.85%, and 2.10% at December 31, 1999, 1998, and 1997, respectively. The ratio of the allowance for loan losses to nonaccrual loans was 53.59% at December 31, 1999 as compared to 65.11% at December 31, 1998 and 53.87% at December 31, 1997. We evaluate expected losses on nonaccrual loans on a loan-by-loan basis and we believe that the allowance is adequate to cover both expected losses on nonaccrual loans and inherent losses in the remainder of our loans and leases held for investment portfolio. The percentage of the allowance for loan and lease losses to nonaccrual loans does not remain constant due to the changing nature of our loan portfolio. We analyze the collateral for each nonperforming loan to determine our potential loss exposure, and in conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and lease losses. On an ongoing basis, we monitor the loan portfolio and evaluate the adequacy of the allowance for loan and lease losses.

   In determining the adequacy of the allowance for loan and lease losses, we consider such factors as historical loan loss experience, underlying collateral values, evaluations made by bank regulatory authorities, assessment of economic conditions and other appropriate data to identify the risks in the loan portfolio. Loans we deem to be uncollectible are charged to the allowance for loan losses. Recoveries on loans previously charged off are credited to the allowance. Provisions for loan and lease losses are charged to expense and credited to the allowance in amounts we deem appropriate based on our evaluation of the known and inherent risks in the loan portfolio. Future additions to the allowance for loan and lease losses may be necessary. For further information, see Item 1--"Business--Loans Held for Investment."

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

   We manage portfolio interest rate risk through the aggressive marketing and funding of adjustable rate loans, which generally reprice at least semi-annually and are generally indexed to Prime or LIBOR. As a result of this strategy, at December 31, 1999, our total interest-earning assets maturing or repricing within one year exceeded our total interest-bearing liabilities maturing or repricing in the same time by $286.9 million, representing a positive cumulative gap ratio of 119.6%. We closely monitor our interest rate risk as such risk relates to operational strategies. Our cumulative gap position is at a level satisfactory to management and we are attempting to maintain a positive gap position in light of the current interest rate environment. However, there can be no assurances that we will be able to maintain a positive gap position or that our strategies will not result in a negative gap position in the future. The level of the movement of interest rates, up or down, is an uncertainty and could have a negative impact on the earnings of our company.

 Total Rate of Return Swaps

   During 1999, 1998 and 1997, we entered into total rate of return swap contracts for investment purposes with various counterparties, the provisions of which entitle our company to receive the total return on various commercial loans in exchange for a floating payment of one month LIBOR plus a spread. These contracts are off balance sheet instruments.

   As of December 31, 1999, 1998 and 1997, we were party to total rate of return swap contracts with a total notional amount of $83.6 million, $280.4 million and $150.6 million, under which our company was obligated to pay one month LIBOR plus a weighted average spread of 0.88%, 0.88% and 0.78%, respectively. The weighted average remaining life of these contracts was 60.0 months, 31.2 months and 37.1 months as of December 31, 1999, 1998 and 1997. For the years ended December 31, 1999, 1998 and 1997, our company recognized income of $2.9 million and $5.4 million and $448,000 on our total return swaps, respectively.

   As a part of the Pacifica Partners I LP collateralized loan obligation ("CLO") fund launched by the Company in August 1998, the Company delivered subordinate bonds of approximately $51.3 million into a total rate of return swap with the Canadian Imperial Bank of Commerce ("CIBC"). The provisions of the swap entitle the Company to receive the total return on the subordinate bonds delivered and pay a floating payment of LIBOR plus a weighted average spread of 1.36%. The Company delivered cash and various equity securities to CIBC as collateral for the swap. At December 31, 1999 and 1998, $25.9 million and $17.8 million was outstanding and classified as Trading Securities on the consolidated balance sheet.

 Risk Management and Market Sensitive Instruments

   Interest rate risk is managed within a tight duration band, and credit risk is managed by maintaining high average quality ratings and diversified sector exposure within the securities and loan portfolios. In connection with our investment and risk management objectives, we also use financial instruments whose market value is at least partially determined by, among other things, levels of or changes in domestic interest rates (short-term or long-term), prepayment rates, equity markets or credit ratings/spreads.

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

   Interest Rate Risk. Assuming immediate increases of 100 and 200 basis points in interest rates the net hypothetical increase of net income and the value of shareholders' equity related to financial and derivative instruments is estimated to be $9.0 million and $17.7 million (after tax), or 4.38% and 8.61%, of total shareholders' equity, respectively, at December 31, 1999. We believe that an interest rate shift of this magnitude represents a moderately advantageous scenario. Assuming immediate decreases of 100 and 200 basis points in interest rates the net hypothetical loss of net income and the value of shareholders' equity related to financial and derivative instruments is estimated to be ($9.4) million and ($19.0) million (after tax), or 4.55% and 9.27%, of total shareholders' equity, respectively, at December 31, 1999. The Company believes that an interest rate shift of this magnitude represents a moderately adverse scenario.

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

   Equity Price Risk. Our available for sale equity securities includes the common stock of ICCMIC. Assuming an immediate decrease of 10% in equity prices for such equity securities, the hypothetical loss in fair value of shareholders' equity related equity securities is estimated to be $1.7 million after tax or 0.82% of total shareholders' equity at December 31, 1999. Assuming an immediate increase of 10% in equity prices for such equity securities, the hypothetical gain in fair value of shareholders' equity related equity securities is estimated to be $1.7 million after tax or 0.82% of total shareholders' equity at December 31, 1999.

Repricing/Maturity of Interest-Earning Assets and Interest-Bearing Liabilities

   The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1999, which we anticipate to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability.

                                                             At December 31, 1999
                         -----------------------------------------------------------------------------------------------------
                                      More than  More than  More than  More than   More than      More      Non
                          3 Months   3 Months to 6 Months   1 Year to  3 Years to  5 Years to     than    Interest
                          or Less     6 Months   to 1 Year   3 Years    5 Years     10 Years    10 Years  Bearing     Total
                         ----------  ----------- ---------  ---------  ----------  ----------   --------  --------  ----------
Interest-earning
 assets:
 Cash..................  $   33,898   $    --    $     --   $     --    $    --    $     --     $    --   $    --   $   33,898
 Interest earning
  deposits.............     248,182        --          --         --         --          --          --        --      248,182
 Trading securities....     160,805        --          --         --         --          --          --        --      160,805
 Securities available
  for sale.............      61,546        --          --         --         --          --       12,828       --       74,374
 FHLB stock............       6,960        --          --         --         --          --          --        --        6,960
 Mortgage loans held
  for sale.............     289,398        --          --         --         --          --          --        --      289,398
Loans held for
 investment, net of
 unearned discount and
 deferred loan
 fees(1)...............     814,793     78,157      53,922     27,551     10,681      62,307     170,963    54,699   1,273,073
                         ----------   --------   ---------  ---------   --------   ---------    --------  --------  ----------
 Total interest-earning
  assets...............   1,615,582     78,157      53,922     27,551     10,681      62,307     183,791    54,699   2,086,690
Less:
 Allowance for loan
  losses...............         --         --          --         --         --          --          --    (31,841)    (31,841)
                         ----------   --------   ---------  ---------   --------   ---------    --------  --------  ----------
 Net interest-earning
  assets...............   1,615,582     78,157      53,922     27,551     10,681      62,307     183,791    22,858   2,054,849
 Non-interest-earning
  assets...............         --         --          --         --         --          --          --    146,766     146,766
                         ----------   --------   ---------  ---------   --------   ---------    --------  --------  ----------
 Total assets..........  $1,615,582   $ 78,157   $  53,922  $  27,551   $ 10,681   $  62,307    $183,791  $169,623  $2,201,615
                         ==========   ========   =========  =========   ========   =========    ========  ========  ==========
Interest-bearing
 liabilities:
 Deposits..............  $  449,092   $454,906   $ 482,451  $ 227,349   $    440   $     --     $    --   $    520  $1,614,758
 Other borrowings......      74,309        --          --         --         --          --          --        --       74,309
 Senior Notes..........         --         --          --         --         --      185,185         --        --      185,185
 ROPES.................         --         --          --         --      61,750         --          --        --       61,750
                         ----------   --------   ---------  ---------   --------   ---------    --------  --------  ----------
 Total interest-bearing
  liabilities..........     523,401    454,906   $ 482,451  $ 227,349   $ 62,190   $ 185,185    $    --        520   1,936,002
 Non-interest bearing
  liabilities..........         --         --          --         --         --          --          --     60,233      60,233
 Shareholders' equity..         --         --          --         --         --          --          --    205,380     205,380
                         ----------   --------   ---------  ---------   --------   ---------    --------  --------  ----------
 Total liabilities and
  shareholders'
  equity...............  $  523,401   $454,906   $ 482,451  $ 227,349   $ 62,190   $ 185,185    $    --   $266,133  $2,201,615
                         ==========   ========   =========  =========   ========   =========    ========  ========  ==========
 Interest rate
  sensitivity gap(2)...   1,092,181   (376,749)   (428,529)  (199,798)   (51,509)   (122,878)    183,791    22,338     118,847
 Cumulative interest
  Sensitivity Gap......  $1,092,181   $715,432   $ 286,903  $  87,105   $ 35,596   $(87,282)    $ 96,509  $118,847
 Cumulative interest
  sensitivity gap as a
  % of total assets....       49.61%     32.50%      13.03%      3.96%      1.62 %     -3.96 %      4.38%
 Cumulative net
  interest earning
  assets as a
  percentage of
  cumulative interest-
  bearing liabilities..      308.67%    173.13%     119.64%    105.16%    102.03 %     95.49 %    104.99%               106.14 %

-------
(1) For purposes of the gap analysis, unearned discount and deferred fees are pro rated for loans receivable.
(2) Interest sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

   Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM's, have features which restrict changes in interest rates on a short term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those reflected in the table. Finally, the ability of many borrowers to service their ARM's may decrease in the event of an interest rate increase.

Average Balance Sheet

  The following tables set forth certain information relating to our company for 1999, 1998, and 1997. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The average balance of loans receivable includes loans on which we have discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields.

                                                        Year Ended December 31,
                          ------------------------------------------------------------------------------------
                                     1999                        1998                         1997
                          --------------------------- ---------------------------  ---------------------------
                                              Yield/                      Yield/                       Yield/
                           Average            Average  Average            Average   Average            Average
                           Balance   Interest  Cost    Balance   Interest  Cost     Balance   Interest  Cost
                          ---------- -------- ------- ---------- -------- -------  ---------- -------- -------
                                                        (Dollars in thousands)

        ASSETS:
        -------
Interest-earning assets:
 Investments and
  interest-earning
  deposits..............  $  295,197   25,520   8.65% $  242,246 $ 28,674  11.84%  $  219,664 $ 24,157  11.00%
 FHLB stock.............       6,166      321   5.21       5,031      291   5.78       10,334      619   5.99
 Loans held for sale
  and investment,
  net(1)................   1,572,668  178,229  11.33   1,643,147  200,827  12.22    1,616,263  176,146  10.90
 Retained interest and
  capitalized excess
  servicing fees
  receivable............      24,926    3,368  13.51      31,956    6,048  18.93       29,064    2,678   9.21
                          ---------- --------  -----  ---------- -------- ------   ---------- -------- ------
   Total interest-
    earning assets......   1,898,957  207,438  10.92   1,922,380  235,840  12.27    1,875,325  203,600  10.86
                          ---------- --------  -----  ---------- -------- ------   ---------- -------- ------
Non interest-earning
 assets.................     268,728                     361,593                      299,782
   Total assets.........  $2,167,685                  $2,283,973                   $2,175,107
                          ==========                  ==========                   ==========

    LIABILITIES AND
 SHAREHOLDERS' EQUITY:
 ---------------------

Interest-bearing
 liabilities:
 Deposits...............  $1,579,605 $ 86,582   5.48% $1,512,057 $ 87,030   5.76%  $1,218,123 $ 71,014   5.83%
 Borrowings from FHLB...       7,590      630   8.30      24,451    1,631   6.67       57,154    3,327   5.82
 Other borrowings.......      69,306    3,920   5.66      69,844    4,150   5.94      327,076   17,896   5.47
 Senior Notes...........     207,706   21,540  10.37     219,837   22,392  10.19      209,672   21,671  10.34
 Company obligated
  mandatorily
  redeemable preferred
  securities of
  subsidiary trust
  holding solely
  debentures of the
  company...............      66,192    7,390  11.16      70,000    7,903  11.29       39,101    4,305  11.01
 Preferred Stock Series
  B.....................      11,539    1,545  13.39         --       --     --           --       --     --
                          ---------- --------  -----  ---------- -------- ------   ---------- -------- ------
 Total interest-bearing
  liabilities...........   1,941,938  121,607   6.26   1,896,189  123,106   6.49    1,851,126  118,213   6.39
                          ---------- --------  -----  ---------- -------- ------   ---------- -------- ------
Non interest-bearing
 liabilities............      11,461                      95,122                       78,117
Shareholders' equity....     214,286                     292,662                      245,864
                          ----------                  ----------                   ----------
 Total liabilities and
  shareholders'
  equity................  $2,167,685                  $2,283,973                   $2,175,107
                          ==========                  ==========                   ==========
Net interest rate
 spread.................             $ 85,831   4.66%            $112,734   5.78%             $ 85,387   4.47%
                                     ========                    ========                     ========
Net interest margin.....                        4.52%                       5.86%                        4.55%
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities............                       97.79%                     101.38%                      101.31%

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

                                                    Year Ended December 31,
                          --------------------------------------------------------------------------------
                                     1999 Over 1998                           1998 Over 1997
                          ---------------------------------------  ---------------------------------------
                          Volume     Rate    Rate/Volume  Total     Volume    Rate    Rate/Volume  Total
                          -------  --------  ----------- --------  --------  -------  ----------- --------
                                                        (In thousands)
Increase/(decrease) in:
  Investments and
   interest-- bearing
   deposits               $ 6,269  $ (7,728)   $(1,695)  $ (3,154) $  2,484  $ 1,845    $   188   $  4,517
  FHLB stock............       66       (29)        (7)        30      (318)     (22)        12       (328)
  Loans held for sale...      --        --         --         --    (35,500)   2,790     (1,476)   (34,186)
  Loans held for
   investment, net......   (8,613)  (14,624)       639    (22,598)   30,053   22,624      6,190     58,867
  Retained interest and
   capitalized excess
   servicing fees
   receivable...........   (1,331)   (1,732)       383     (2,680)      266    2,825        279      3,370
                          -------  --------    -------   --------  --------  -------    -------   --------
   Total interest
    income..............   (3,609)  (24,113)      (680)   (28,402)   (3,015)  30,062      5,193     32,240
                          -------  --------    -------   --------  --------  -------    -------   --------
  Deposits..............    3,891    (4,234)      (105)      (448)   17,136     (853)      (267)    16,016
  Borrowings from
   Imperial Bank........      --        --         --         --        --       --         --         --
  FHLB borrowings.......   (1,125)      399       (275)    (1,001)   (1,903)     486       (279)    (1,696)
  Other borrowings......      (32)     (196)        (2)      (230)  (14,071)   1,537     (1,212)   (13,746)
  Senior Notes..........   (1,236)      396        (12)      (852)    1,051     (315)       (15)       721
  ROPES.................    (430)      (91)          8      (513)     3,402      109         87      3,598
  Mandatorily redeemable
   cumulative preferred
   stock................      --        --       1,545      1,545       --       --         --         --
                          -------  --------    -------   --------  --------  -------    -------   --------
   Total interest
    expense.............    1,068    (3,726)     1,159     (1,499)    5,615      964     (1,686)     4,893
                          -------  --------    -------   --------  --------  -------    -------   --------
Change in net interest
 income.................  $(4,677) $(20,387)   $(1,839)  $(26,903) $ (8,630) $29,098    $ 6,879   $ 27,347
                          =======  ========    =======   ========  ========  =======    =======   ========

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset/Liability Management and Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Independent Auditors' Report..............................................  83
Consolidated Balance Sheets...............................................  84
Consolidated Statements of Operations and Comprehensive Income (Loss).....  85
Consolidated Statements of Changes in Shareholders' Equity................  87
Consolidated Statements of Cash Flows.....................................  88
Notes to Consolidated Financial Statements................................  90

   All supplemental schedules are omitted as inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Imperial Credit Industries, Inc.:

   We have audited the accompanying consolidated balance sheets of Imperial Credit Industries, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income
(loss), changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of Imperial Credit Industries, Inc. and subsidiaries' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imperial Credit Industries, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Los Angeles, California
January 24, 2000

                        IMPERIAL CREDIT INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                             December 31,
                                                         ---------------------
                                                            1999       1998
                                                         ---------- ----------
                         ASSETS

Cash.................................................... $   33,898 $  297,772
Interest bearing deposits...............................    248,182      1,415
Investment in Federal Home Loan Bank stock..............      6,960      4,657
Securities held for trading, at market..................    160,805    170,752
Securities available for sale, at market................     74,374     60,015
Loans and leases held for sale, net.....................    289,398    319,061
Loans and leases held for investment, net...............  1,241,232  1,320,095
Servicing rights........................................        802      4,329
Retained interest in loan and lease securitizations.....     10,220     27,011
Accrued interest receivable.............................      8,272     10,114
Premises and equipment, net.............................     13,576     11,664
Other real estate and other assets owned, net...........      4,894     14,024
Goodwill................................................     34,961     37,498
Investment in Franchise Mortgage Acceptance Company.....        --      56,334
Other assets............................................     36,549     35,630
Net assets of discontinued operations...................     37,492     46,812
                                                         ---------- ----------
  Total assets.......................................... $2,201,615 $2,417,183
                                                         ========== ==========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits................................................ $1,614,758 $1,714,252
Borrowings from Federal Home Loan Bank..................        --      20,000
Other borrowings........................................     74,309    102,270
Company obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 debentures of the company ("ROPES")....................     61,750     70,000
Senior Notes............................................    185,185    219,858
Accrued interest payable................................     18,811     25,421
Accrued income taxes payable............................     16,101      3,840
Minority interest in consolidated subsidiaries..........      2,684      3,217
Other liabilities.......................................     22,637     24,804
                                                         ---------- ----------
  Total liabilities.....................................  1,996,235  2,183,662
                                                         ---------- ----------
Shareholders' equity:
Preferred stock, 8,000,000 shares authorized; none
 issued or outstanding..................................        --         --
Common stock, no par value. Authorized 80,000,000
 shares; 33,198,661 and 36,785,898 shares issued and
 outstanding at December 31, 1999 and 1998,
 respectively...........................................     97,220    129,609
Retained earnings.......................................     98,437    101,265
Shares held in deferred executive compensation plan.....      7,107      3,833
Accumulated other comprehensive income (loss)--
 unrealized gain (loss) on securities available for
 sale, net..............................................      2,616    (1,186)
                                                         ---------- ----------
  Total shareholders' equity............................    205,380    233,521
                                                         ---------- ----------
  Total liabilities and shareholders' equity............ $2,201,615 $2,417,183
                                                         ========== ==========

          See accompanying notes to consolidated financial statements.

                        IMPERIAL CREDIT INDUSTRIES, INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                 (Dollars in thousands, except per share data)

                                                  Years Ended December 31,
                                                 -----------------------------
                                                   1999      1998       1997
                                                 --------  ---------  --------
Revenue:
 Interest on loans and leases................... $178,229  $ 200,827  $176,146
 Interest on investments........................   25,841     28,965    24,776
 Interest on other finance activities...........    3,368      6,048     2,678
                                                 --------  ---------  --------
   Total interest income........................  207,438    235,840   203,600
 Interest on deposits...........................   86,582     87,030    71,014
 Interest on other borrowings...................    4,550      5,781    21,223
 Interest on long term debt.....................   30,475     30,295    25,976
                                                 --------  ---------  --------
   Total interest expense.......................  121,607    123,106   118,213
                                                 --------  ---------  --------
   Net interest income..........................   85,831    112,734    85,387
 Provision for loan and lease losses............   35,340     15,450    20,975
                                                 --------  ---------  --------
 Net interest income after provision for loan
  and lease losses..............................   50,491     97,284    64,412
                                                 --------  ---------  --------
 Gain on sale of loans and leases...............    6,480     14,888    69,737
 Asset management fees..........................   10,054      7,591     5,810
 Investment banking and brokerage fees..........   27,198     18,463     7,702
 Loan servicing income..........................    6,885     11,983     9,474
 Gain (loss) on sale of securities..............   32,742       (592)  112,185
 Equity in net income of Southern Pacific
  Funding Corporation...........................      --      12,739    25,869
 Equity in net (loss) income of Franchise
  Mortgage Acceptance Company...................      (53)     3,235    (3,050)
 Mark to market on securities and loans held
  for sale......................................  (28,641)   (42,388)     (341)
 Loss on impairment of equity securities........      --    (120,138)      --
 Gain on termination of REIT advisory
  agreement.....................................      --         --     19,046
 Other income...................................   13,894     13,118     4,060
                                                 --------  ---------  --------
   Total other income (loss)....................   68,559    (81,101)  250,492
                                                 --------  ---------  --------
 Total revenue..................................  119,050     16,183   314,904
                                                 --------  ---------  --------
Expenses:
 Personnel expense..............................   50,034     52,003    45,192
 Commission expense.............................   10,307      9,633     6,417
 Amortization of servicing rights...............    4,223      1,486     3,088
 Occupancy expense..............................    5,658      5,750     4,319
 Net expenses (income) of other real estate
  owned.........................................    1,386       (901)    6,527
 Professional services..........................   10,265     10,848     9,665
 Telephone and other communications.............    3,768      3,692     2,222
 Amortization of goodwill.......................   14,506      2,686     2,491
 Provision for loss on repurchase of former
  mortgage banking loans........................      --       4,750     5,400
 Loss on restructuring of loan to
  Dabney/Resnick/Imperial, LLC..................      --         --      3,709
 General and administrative expense.............   26,453     30,889    25,831
                                                 --------  ---------  --------
   Total expenses...............................  126,600    120,836   114,861
                                                 --------  ---------  --------
 (Loss) income from continuing operations
  before income taxes, minority interest and
  extraordinary item............................   (7,550)  (104,653)  200,043
 Income taxes...................................   (3,074)   (44,064)   74,267
 Minority interest in income (loss) of
  consolidated subsidiaries.....................    1,474     (1,464)   10,513
                                                 --------  ---------  --------
 (Loss) income from continuing operations
  before extraordinary item.....................   (5,950)   (59,125)  115,263
 Operating loss from discontinued operations of
  AMN (net of $557,000, $2.1 million and
  $15.5 million of income taxes in 1999, 1998
  and 1997, respectively).......................    (899)    (3,232)   (25,347)
 Loss on disposal of AMN including provision of
  $3.7 million for operating losses during
  phase-out period (net of $6.6 million of
  income taxes).................................      --     (11,276)      --
                                                 --------  ---------  --------
 (Loss) income before extraordinary item........   (6,849)   (73,633)   89,916
 Extraordinary item--gain (loss) on early
  extinguishment of debt, net of income taxes...    4,021        --     (3,995)
                                                 --------  ---------  --------
   Net (loss) income............................ $ (2,828) $ (73,633) $ 85,921
                                                 --------  ---------  --------
Other comprehensive income:
 Unrealized gains (losses) on securities
  available for sale............................    7,890     (5,333)    3,332
 Reclassification adjustment for gains included
  in noninterest income.........................   (1,492)       (53)   (8,668)
 Income taxes...................................    2,596     (2,274)   (2,252)
                                                 --------  ---------  --------
   Other comprehensive income (loss)............    3,802     (3,112)   (3,084)
                                                 --------  ---------  --------
   Comprehensive income (loss).................. $    974  $ (76,745) $ 82,837
                                                 ========  =========  ========

          See accompanying notes to consolidated financial statements.

                        IMPERIAL CREDIT INDUSTRIES, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    COMPREHENSIVE INCOME (LOSS)--(Continued)
                 (Dollars in thousands, except per share data)

                                                        Years Ended December
                                                                31,
                                                        ----------------------
                                                         1999    1998    1997
                                                        ------  ------  ------
Basic (loss) income per share:
  (Loss) income from continuing operations before
   extraordinary item.................................. $(0.17) $(1.55) $ 2.99
  Loss from discontinued operations, net of income
   taxes...............................................  (0.02)  (0.08)  (0.66)
  Loss on disposal of AMN, net of income taxes.........    --    (0.30)    --
  Extraordinary item--gain (loss) on early
   extinguishment of debt, net of income taxes.........   0.11     --    (0.10)
                                                        ------  ------  ------
  Net (loss) income per common share................... $(0.08) $(1.93) $ 2.23
                                                        ======  ======  ======
Diluted (loss) income per share:
  (Loss) income from continuing operations before
   extraordinary item.................................. $(0.17) $(1.55) $ 2.82
  Loss from discontinued operations, net of income
   taxes...............................................  (0.02)  (0.08)  (0.62)
  Loss on disposal of AMN, net of income taxes.........    --    (0.30)    --
  Extraordinary item--gain (loss) on early
   extinguishment of debt, net of income taxes.........   0.11     --    (0.10)
                                                        ------  ------  ------
  Net (loss) income per common share................... $(0.08) $(1.93) $ 2.10
                                                        ======  ======  ======


          See accompanying notes to consolidated financial statements.

                        IMPERIAL CREDIT INDUSTRIES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                          Shares
                                                           Held   Accumulated
                            Common                          in       Other         Total
                            Shares     Common   Retained   DEC   Comprehensive Shareholders'
                          Outstanding  Stock    Earnings   Plan  Income (Loss)    Equity
                          ----------- --------  --------  ------ ------------- -------------
                                                   (In thousands)
Balance, December 31,
 1996...................    38,291    $145,521  $ 88,977  $  --     $ 5,010      $239,508
Exercise of stock
 options................       530       1,332       --      --         --          1,332
Unrealized depreciation
 on securities available
 for sale, net..........       --          --        --      --      (3,084)       (3,084)
Tax benefit from
 exercise of stock
 options................       --          807       --      --         --            807
Repurchase and
 retirement of stock and
 warrants...............       (30)       (551)      --      --         --           (551)
Net income, 1997........       --          --     85,921     --         --         85,921
                            ------    --------  --------  ------    -------      --------
Balance, December 31,
 1997...................    38,791     147,109   174,898     --       1,926       323,933
Exercise of stock
 options................       244       1,037       --      --         --          1,037
Stock held for deferred
 compensation plan......       --       (3,833)      --    3,833        --            --
Issuance of common stock
 for Imperial Credit
 Lender Services, Inc.
 acquisition............       236       5,000       --      --         --          5,000
Unrealized depreciation
 on securities available
 for sale, net..........       --          --        --      --      (3,112)       (3,112)
Tax benefit from
 exercise of stock
 options................       --        4,601       --      --         --          4,601
Repurchase and
 retirement of stock and
 warrants...............    (2,485)    (24,305)      --      --         --        (24,305)
Net loss, 1998..........       --          --    (73,633)    --         --        (73,633)
                            ------    --------  --------  ------    -------      --------
Balance, December 31,
 1998...................    36,786    $129,609  $101,265  $3,833    $(1,186)     $233,521
Exercise of stock
 options................        95         249       --      --         --            249
Stock held for deferred
 compensation plan......       --      (3,274)       --    3,274        --            --
Unrealized appreciation
 on securities available
 for sale, net..........       --          --        --      --       3,802         3,802
Tax benefit from
 exercise of stock
 options................       --           96       --      --         --             96
Repurchase and
 retirement of stock and
 warrants...............    (3,682)    (29,460)      --      --         --        (29,460)
Net loss, 1999..........       --          --     (2,828)    --         --         (2,828)
                            ------    --------  --------  ------    -------      --------
Balance, December 31,
 1999...................    33,199    $ 97,220  $ 98,437  $7,107    $ 2,616      $205,380
                            ======    ========  ========  ======    =======      ========

          See accompanying notes to consolidated financial statements.

                        IMPERIAL CREDIT INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Years ended December 31,
                                             ---------------------------------
                                               1999       1998        1997
                                             ---------  ---------  -----------
                                                     (In thousands)
Cash flows from operating activities:
  (Loss) income from continuing operations.. $  (5,950) $ (59,125) $   115,263
  Adjustments to reconcile (loss) income
   from continuing operations to net cash
   provided by (used in) operating
   activities:
    Cash used in discontinued operations....    (2,513)    (1,824)     (22,112)
    Provision for loan and lease losses.....    35,340     15,450       20,975
    Loss on impairment of equity
     securities.............................       --     120,138          --
    Mark to market on securities and loans
     held for sale..........................    28,641     42,388          --
    Loss on restructuring of loan to
     Dabney/Resnick/Imperial, LLC...........       --         --         3,709
    Provision for loss on repurchase of
     former mortgage banking loans..........       --       4,750        5,400
    Depreciation............................     4,394      3,714        4,180
    Amortization of goodwill................    14,506      2,686        2,491
    Amortization of servicing rights........     4,223      1,486        3,088
    Accretion of discount...................    (3,368)    (6,048)      (2,678)
    Gain on sale of loans and leases........    (6,480)   (14,888)     (69,737)
    (Gain) loss on sale of securities.......   (32,742)       592     (112,185)
    Gain on termination of REIT advisory
     agreement..............................       --         --       (19,046)
    Equity in net earnings of SPFC..........       --     (12,739)     (25,869)
    Equity in net loss (income) of FMC......        53     (3,235)       3,050
    Loss on sale of OREO....................       769        597        4,453
    Writedowns (recovery) on other real
     estate owned...........................       287     (2,075)         892
    (Benefit) provision for deferred income
     taxes..................................    (6,253)   (55,540)      40,294
    Originations of loans held for sale.....  (466,000)  (660,000)  (1,061,500)
    Sales and collections on loans held for
     sale...................................   540,672    673,426    1,149,839
    Purchase of trading securities..........   (71,997)  (146,187)    (126,083)
    Sales of trading securities.............   100,469    113,819       48,369
    Other, net..............................    17,571    (54,520)      55,770
                                             ---------  ---------  -----------
Net cash provided by (used in) by operating
 activities.................................   151,622    (37,135)      18,563
                                             ---------  ---------  -----------
Cash flows from investing activities:
  Net (increase) decrease in interest
   bearing deposits.........................  (246,767)   102,323     (100,369)
  Proceeds from sale of servicing rights....       --         --         2,213
  Proceeds from sale of other real estate
   owned....................................    10,351     13,743       21,171
  Purchase of securities available for
   sale.....................................   (26,757)   (17,551)     (42,938)
  Sales of securities available for sale....     4,875      8,818        5,404
  Net change in loans held for investment...   (27,241)  (276,629)    (173,965)
  Purchases of premises and equipment.......    (7,767)    (7,833)      (4,549)
  Proceeds from sale of securities..........   100,558        867       85,388
  Purchases of Federal Home Loan Bank
   stock....................................    (1,983)       --        (3,634)
  Redemption of stock in Federal Home Loan
   Bank.....................................       --       1,280       15,140
  Cash utilized for acquisitions............    (8,132)       --      (124,488)
                                             ---------  ---------  -----------
Net cash used in investing activities.......  (202,863)  (174,982)    (320,627)
                                             ---------  ---------  -----------

                        IMPERIAL CREDIT INDUSTRIES, INC.

                                                  Years ended December 31,
                                                ------------------------------
                                                  1999       1998      1997
                                                ---------  --------  ---------
                                                       (In thousands)
Cash flows from financing activities:
  Net (decrease) increase in deposits.......... $ (99,494) $555,306  $  86,838
  Advances from Federal Home Loan Bank.........    30,000    44,500     50,000
  Repayments of advances from Federal Home Loan
   Bank........................................   (50,000)  (69,500)  (145,500)
  Net change in other borrowings...............   (27,961)  (42,571)   143,505
  Proceeds from issuance of mandatorily
   redeemable cumulative preferred stock.......    30,000       --         --
  Repurchase and retirement of mandatorily
   redeemable cumulative preferred stock.......   (31,353)      --         --
  Proceeds from issuance of Senior Notes due
   2007........................................       --        --     194,500
  Proceeds from issuance of Company obligated
   mandatorily redeemable preferred securities
   of subsidiary trust holding solely
   debentures of the company ("ROPES").........       --        --      68,075
  Repurchase of Company obligated mandatorily
   redeemable preferred securities of
   subsidiary trust holding solely debentures
   of the company ("ROPES")....................    (6,628)      --         --
  Repurchase and retirement of common stock and
   warrants....................................   (29,460)  (24,305)      (551)
  Repurchase of Senior Notes...................   (27,453)      --     (73,241)
  Net change in minority interest..............      (533)       43    (51,762)
  Proceeds from exercise of stock options......       249     1,037      1,332
                                                ---------  --------  ---------
Net cash (used in) provided by financing
 activities....................................  (212,633)  464,510    273,196
                                                ---------  --------  ---------
Net change in cash.............................  (263,874)  252,393    (28,868)
Cash at beginning of year......................   297,772    45,379     74,247
                                                ---------  --------  ---------
Cash at end of year............................ $  33,898  $297,772  $  45,379
                                                =========  ========  =========



          See accompanying notes to consolidated financial statements.

                        IMPERIAL CREDIT INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 1999, 1998 and 1997

1. Organization

   Imperial Credit Industries, Inc., is a diversified commercial lending, financial services, and investment banking company that was incorporated in 1986 in the State of California. The consolidated financial statements include Imperial Credit Industries, Inc. ("ICII"), and its wholly or majority owned consolidated subsidiaries (collectively, the "Company"). The wholly-owned subsidiaries include but are not limited to Southern Pacific Bank ("SPB"), Imperial Business Credit Inc. ("IBC"), Imperial Credit Lender Services, Inc. ("ICLS") formerly Statewide Documentation, Inc., and Imperial Credit Asset Management, Inc. ("ICAM"). Imperial Capital Group, LLC ("ICG") is a majority owned consolidated subsidiary which is approximately 65% owned by our company and approximately 35% owned by ICG's management. Prior to November 1, 1999, we held a significant equity interest in a publicly traded company--Franchise Mortgage Acceptance Company ("FMC") (Nasdaq Symbol: FMAX) (See "Franchise Mortgage Acceptance Company"). Our company also owns a 9% equity interest in a commercial REIT, Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC") (Nasdaq Symbol: ICMI). Through October 22, 1999, a wholly owned subsidiary of ours, Imperial Credit Commercial Asset Management Corp. ("ICCAMC"), managed the assets and operations of ICCMIC. All material intercompany balances and transactions with consolidated subsidiaries have been eliminated.

2. Operating Activities

 General Business Activities

   In 1995, the Company began to diversify away from the conforming residential mortgage lending business, the Company's traditional focus, and into other select lending businesses. The Company expanded several existing businesses and commenced several new businesses, including non-conforming residential mortgage banking, commercial mortgage banking, business lending and consumer lending. The Company's loans and leases by operating segments consist primarily of the following: commercial mortgage loans, income producing property loans and business lending--equipment leasing, asset-based lending, film and television productions loans, and participations in syndicated commercial loans. The Company solicits loans and leases from brokers on a wholesale and portfolio basis and originates loans directly with borrowers. The majority of the Company's loans and leases are funded by FDIC insured deposits at SPB.

 Coast Business Credit

   Coast Business Credit ("CBC"), a division of SPB, was acquired from Coast Federal Bank in 1995 and provides senior secured loans that are secured by accounts receivable, inventory and other assets of the borrower. Coast is headquartered in Los Angeles, California, and it has 3 loan production offices in California and has opened additional offices in Atlanta, Baltimore, Chicago, Cleveland, Detroit, Houston, Minneapolis, Phoenix, Portland, Providence and Seattle. At December 31, 1999 CBC had total commitments of $1.4 billion and loans outstanding of $748.1 million, respectively. At December 31, 1998 CBC had total commitments of $1.1 billion and loans outstanding of $633.3 million, respectively.

 Imperial Warehouse Finance, Inc.

   In October 1997, the Company's wholly-owned subsidiary, SPB, acquired substantially all of the assets of PrinCap Mortgage Warehouse, Inc. and PrinCap Mortgage Backed, L.P. (collectively, "PrinCap") and contributed such assets to a subsidiary. The acquisition was accounted for as a purchase, and the purchase price of $123.7 million was allocated to the net assets acquired based on their fair value resulting in goodwill of $6.8 million. In 1999, PrinCap changed its name to Imperial Warehouse Finance, Inc. ("IWF"). IWF's primary business is to arrange for the extension of short-term lines of credit to mortgage companies to fund their

                       IMPERIAL CREDIT INDUSTRIES, INC.

residential mortgage loan originations until such loans are sold. SPB provides the funding for each draw on a line, and therefore outstanding loans receivable from mortgage companies are assets of SPB. Loans are secured by the mortgage note of the property being funded. At December 31, 1999 IWF had total commitments and warehouse lines outstanding of $300.4 million and $78.1 million, respectively. At December 31, 1998 IWF had total commitments and loans outstanding of $401.5 million and $181.0 million, respectively.

 Loan Participation and Investment Group

   The Loan Participation and Investment Group ("LPIG") was formed by SPB in September 1995. This Group invests in and purchases senior secured debt of other companies (referred to as a "participation") in the secondary market. At December 31, 1999, LPIG had total commitments and outstanding loans of $459.5 million and $217.0 million, respectively, as compared to $523.3 million and $222.1 million, respectively at December 31, 1998.

 The Lewis Horwitz Organization

   On October 1, 1999, we purchased from Imperial Bank substantially all of the assets and assumed certain liabilities of The Lewis Horwitz Organization ("LHO"). The acquisition was accounted for as a purchase, and the purchase price of $7.0 million was allocated to the net assets acquired based on their fair values resulting in goodwill of $12.0 million.

   As part of the acquisition, we acquired all right, title and interest in $98.2 million of motion picture and television production loans. The purchase price of the loans is equal to the gross carrying value of the loans on the books and records of Imperial Bank, except the purchase price of the first $20 million in non-accrual loans were allocated a discount of $3.6 million. Under the terms of the acquisition, we receive all contractually due interest and fees on the $98.2 million of LHO originated loans and pay Imperial Bank Prime minus 2.50%. We have agreed to immediately purchase all loans that either are currently or become classified as non-accrual, when an interest or principal payment is 90 days or more past due. Imperial Bank has agreed to finance 50% of all non-accrual purchases at the Prime rate + 1.00%. As of December 31, 1999, we acquired non-accrual loans with a fair market value of $8.2 million.

   We have also agreed to purchase a minimum of $50 million of the above referenced loans, inclusive of all non-accrual loans purchased, on or before March 31, 2000. Additionally, we have agreed to purchase any remaining above referenced loans on or before December 31, 2000.

   We also acquired other assets totaling $362,000 and assumed liabilities of $1.2 million in connection with the acquisition.

 Imperial Business Credit, Inc.

   The Company conducts its commercial equipment leasing business through its wholly owned subsidiary, Imperial Business Credit ("IBC"). IBC began its commercial leasing business through the acquisition of First Concord Acceptance Corporation in 1995 and Avco Leasing Services, Inc. in 1996. IBC's lease originations were $125.2 million and $114.3 million, and it securitized and sold $132.4 million and $117.7 million during the years ended December 31, 1999, and 1998, respectively. At December 31, 1999 and 1998, IBC serviced a total of $243.5 million and $242.6 million of leases, respectively.

 Income Property Lending Division

   The Income Property Lending Division ("IPL") of SPB was formed in February 1994 to expand our apartment and commercial property lending business. As of December 31, 1999, it had 12 loan origination offices

                       IMPERIAL CREDIT INDUSTRIES, INC.

in California, Oregon, Colorado, Texas, Arizona, Illinois, Massachusetts and Florida. At December 31, 1999 and 1998, IPL's loans outstanding were $254.1 million and $145.5 million, respectively. For the year ended December 31, 1999 and 1998, IPL originated $339.7 million and $366.1 million of loans, respectively.

 Imperial Credit Asset Management, Inc.

   Imperial Credit Asset Management, Inc. ("ICAM") was formed in April 1998. ICAM manages Pacifica Partners I L.P., Cambria Investment Partnership I, L.P., and Catalina Investment Partnership I, L.P. Pacifica Partners I is a collateralized loan obligation fund the Company launched in August 1998. Pacifica Partners I's assets consist of nationally syndicated bank loans and high yield bonds. Cambria is a hedge fund that invests in syndicated bank loans.

 Imperial Credit Commercial Asset Management Corp.

   In October 1997, ICCMIC completed its initial public offering and sold approximately 34.5 million shares of common stock at $15.00 per share resulting in net proceeds of approximately $481.2 million. The Company purchased 2,970,000 shares of ICCMIC common stock in the offering and an additional 100,000 shares in December 1997 for a total of $43.0 million. In 1999, we sold 500,000 shares of ICCMIC common stock at $10.88 per common share, generating net proceeds of $5.4 million, resulting in a gain on sale of securities totaling $562,000. As of December 31, 1999, the Company owned 9.0% of the common stock of ICCMIC. ICCAMC, a wholly-owned subsidiary, managed the day to day operations of Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC") through October 22, 1999, an investment trust which invests primarily in performing multi-family and commercial real estate loans and mortgage-backed securities. For the year ended December 31, 1999, 1998 and from the period of initial public offering (October 1997) through December 31, 1997, ICCAMC earned $5.9 million $6.3 million and $940,000, respectively, in gross management fees from ICCMIC. In addition, the Company has received cash dividends of $3.1 million, $3.6 million and $399,000 during the years ended December 31, 1999, 1998 and from the period of initial public offering (October 1997) through December 31, 1997, respectively. During the third quarter of 1998 the market value of the Company's equity holdings in ICCMIC declined substantially to $9.75 per common share as compared to the Company's book value of $13.98 per common share. In the third quarter of 1998, we recorded an impairment charge of $13.0 million due to the other-than-temporary decline in the value of our ICCMIC stock.

   On July 23, 1999, we announced the signing of a definitive merger agreement by which a wholly owned subsidiary of ours would acquire all of the outstanding shares of ICCMIC (consisting of the 25,930,000 shares not already owned by us and certain of our affiliates and subsidiaries) for a cash purchase price of $11.50 per share. The merger agreement contemplated that ICCMIC will solicit and explore alternative transactions which would provide its stockholders with a more favorable alternative to the ICII merger during the 60 days following the appointment of an appraisal firm to be engaged to appraise the value of our management agreement with ICCMIC. On October 18, 1999, ICCMIC reported that the 60-day market check period during which ICCMIC was permitted to conduct an unrestricted solicitation of potentially superior proposals pursuant to the previously announced merger agreement with the Company had expired. The special committee of the ICCMIC board of directors, comprised of ICCMIC's four independent directors, with advice from Prudential Securities Incorporated, determined that none of the proposals received during the 60-day market check period was superior to the proposed merger transaction with the Company. The merger agreement provides that ICCMIC retains the ability to consider superior proposals, if any, received on an unsolicited basis. Upon completion of the proposed merger, ICCMIC's stockholders (other than ICII) will receive approximately $11.575 in cash per share.

                       IMPERIAL CREDIT INDUSTRIES, INC.

   The final purchase price was determined based on the Company's offer of $11.50 per share, plus a price adjustment of $0.07 per share in connection with the results of an appraisal of ICII's management contract which expired on October 22, 1999. The proposed merger is expected to be completed during March 2000.

 Imperial Capital Group, LLC

   In 1996, the Company acquired a 1% interest in Dabney/Resnick/Imperial LLC ("DRI"), an investment banking firm located in Beverly Hills, California and purchased a warrant to acquire an additional 48% ownership. During the fourth quarter of 1997, the Company formed a new subsidiary, ICG, which includes a registered broker/dealer and an asset management company offering individual and corporate investors a wide range of financial products and services. For the year ended December 31, 1997, in connection with the formation of ICG, the Company recognized a pre-tax charge of $3.7 million relating to the restructuring of its loan to DRI. As part of the DRI restructuring, substantially all of the assets and personnel of DRI were acquired or hired by ICG. During the year ended December 31, 1999 and 1998, ICG raised $137.3 million and $190.0 million for corporate clients through private placement debt and equity offerings generating investment banking and brokerage fees of $27.2 million and $18.5 million, respectively. At December 31, 1999, the Company's ownership interest in ICG was approximately 65%.

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

   At December 31, 1997, the IMH common stock and the securitization-related assets were recorded by the Company at their estimated fair values of approximately $35.0 million and $13.1 million, respectively, for a total of $48.1 million. This amount, when netted with the $29.1 million cancellation of the ICIFC note receivable, resulted in the gain on termination of the management agreement of approximately $19.0 million. During the third quarter of 1998 the market value of the Company's equity holdings in IMH declined substantially. Management judged the decline in IMH's stock price to be other than temporary, therefore, the Company recorded a pre-tax writedown of $24.5 million. This writedown reduced the Company's book value from $17.88 to $5.00 per common share. During 1999, the Company sold 1,887,110 common shares of IMH for an average price of $5.49 per common share, generating net proceeds of $10.4 million, resulting in a gain on sale of $929,000. At December 31, 1999, the Company did not own any shares of IMH.

 Franchise Mortgage Acceptance Company

   On March 11, 1999, FMC and Bay View Capital Corporation ("Bay View") announced that they had executed a definitive merger agreement providing for the merger of FMC with Bay View. This agreement

                       IMPERIAL CREDIT INDUSTRIES, INC.

included selling our 38.3% ownership in FMC to Bay View. In accordance with the terms of the definitive agreement, Bay View acquired all of the common stock of FMC. Each share of FMC common stock was converted into, at the election of the holder, either $9.80 in cash, or .5444 shares of Bay View's common stock. On November 1, 1999, the merger between FMC and Bay View was completed. We received $27.7 million in cash and 4.4 million shares of Bay View common stock from the sale and exchange of our 38.3% interest in FMC. On November 5, 1999, we announced the sale of 4,342,451 shares of our Bay View common stock. As a result of these transactions, we received approximately $86.3 million in total cash proceeds and recorded a gain on sale of $30.1 million.

 Southern Pacific Funding Corporation

   In 1996, a substantial portion of the Company's operations were conducted through its sub-prime residential lending subsidiary, Southern Pacific Funding Corporation ("SPFC"). In June 1996, SPFC completed an initial public offering of its common stock pursuant to which ICII was a selling shareholder. SPFC and the Company sold 5.2 million shares and 3.5 million shares, respectively, at $11.33 per share. In a secondary offering, the Company sold 1.5 million SPFC shares at $19.83 per share. The Company recognized a gain on sale of the SPFC shares it owned of $51.2 million, which is net of offering expenses and the Company's cost basis in the shares. The Company also recognized a gain of $31.4 million related to the stock sold by SPFC. The gain related to the stock sold by SPFC was based on the difference between the Company's equity ownership in SPFC after the sale and such equity ownership prior to the sale, using the Company's respective SPFC ownership percentages. During the first quarter of 1997, the Company sold 370,000 shares of SPFC common stock at $16.63 per share generating net proceeds of $6.2 million and a gain of $4.3 million. Such transactions reduced the Company's ownership percentage in SPFC from 51.2% at December 31, 1996, to 49.4% at March 31, 1997. Accordingly, SPFC's operating results were no longer consolidated with those of the Company and the Company's investment in SPFC was accounted for under the equity method.

   During the third quarter of 1997, the Company sold an additional 500,000 shares of SPFC common stock generating net proceeds of $7.6 million and a gain of $5.2 million, reducing the Company's ownership percentage to 9,742,500 common shares or 47.0% of SPFC's outstanding common stock at December 31, 1997. The Company did not sell shares of SPFC stock during the years ended December 31, 1999 and 1998. On October 1, 1998, SPFC petitioned for Chapter 11 bankruptcy protection under the Federal bankruptcy laws in the U.S. Bankruptcy Court for the District of Oregon.

   As a result of SPFC declaring Chapter 11 bankruptcy and the resultant decline in its common stock to below one dollar per share, the Company wrote-off its total investment in and loan to SPFC. The write-off was $82.6 million for the year ended December 31, 1998.

3. Summary of Significant Accounting Policies

 Basis of Presentation

   The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Significant balance sheet items which could be materially affected by such estimates include: the allowance for loan and lease losses, securities held for sale or available for sale, and the carrying value of the Company's trading securities, securitization related assets and loans held for sale. Actual results could differ significantly from management's estimates. Prior years' consolidated financial statements have been reclassified to conform to the 1999 presentation including the

                       IMPERIAL CREDIT INDUSTRIES, INC.

discontinuation of the operations of AMN in 1998. Factors affecting the comparability of the financial statements between periods include the deconsolidation of FMC in the fourth quarter of 1997.

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

   Realized gains and losses on investment securities are included in income and are derived using the specific identification method for determining the cost of securities sold.

   Premiums and discounts are amortized over the life of the securities by use of the interest method. When a decline in value of a security is judged to be other than temporary, it is written down to fair value by a charge to earnings.

 Loans and Leases Held for Sale

   Loans and leases held for sale are carried at the lower of aggregate cost or market, which is based on sale commitments, discounted cash flow analysis or prices for similar products. Loans and leases which are ineligible for sale, generally those 90 days past due, are transferred to loans held for investment at the lower of cost or market on the date of transfer.

 Loans and Leases Held for Investment

   Loans and leases held for investment are recorded at the contractual amounts owed by borrowers adjusted for unamortized discounts, premiums, unearned income, undisbursed funds, deferred loan fees and the allowance for loan and lease losses. Interest income is recorded on the accrual basis in accordance with the terms of receivables, except that interest accruals are discontinued when the payment of principal or interest is 90 or more days past due or when repayment of principal and interest in full is doubtful. In general, payments received on nonaccrual loans are applied to the principal outstanding until the loan is restored to accrual status.

   A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan or (iii) the fair value of the collateral. If the recorded investment of the loan exceeds the measure of impairment, a valuation allowance is recorded in the amount of the excess. For all loans secured by real estate, the Company measures impairment by utilizing the fair value of the collateral; for other loans, discounted cash flows are used to measure impairment. The Company's income recognition policies for impaired loans are consistent with those on nonaccrual loans. All loans designated as impaired are either placed on nonaccrual status or are designated as restructured. Payments received on impaired loans are applied to the principal outstanding until the loan is returned to accrual status.

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

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

 Servicing Assets

   Servicing assets are recorded when the Company sells or securitizes loans or leases and retains the servicing rights. The total cost of the mortgage loans is allocated to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Purchased servicing rights represent the cost of acquiring the rights. Servicing rights are amortized in proportion to, and over the period of, estimated future net servicing income.

   The Company assesses the servicing rights portfolio for impairment based on the fair value of those rights with any impairment recognized through a valuation allowance. In order to determine the fair value of the loan servicing assets, the company uses market prices under comparable servicing sales contracts, when available. Alternatively, it uses a valuation model that calculates the present value of future cash flows. Assumptions used in the valuation model include market discount rates, estimated default rates and estimated prepayment speeds. Prepayment speeds and default estimates are based on the actual prepayment and default histories of the underlying loan or lease pool.

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

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

   This overcollateralization amount is carried on the balance sheet as retained interest in loan and lease securitizations. After the overcollateralization requirement and the other requirements specified in the pooling and servicing agreement have been met, the Company begins to receive the cash flows from any subordinated bonds or residual interests retained on a monthly basis. Retained interest in loan and lease securitizations is classified as a trading asset. To the extent that the future performance results are less than the Company's initial performance estimates, the Company's retained interest in loan and lease securitizations will be written down through a charge to operations. Accretion of income under the interest method on retained interest in securitizations is included in the caption "Interest on other financing activities" in the accompanying consolidated statements of operations and comprehensive income (loss). In determining the estimated fair values of the retained interest in loan and lease securitizations, the Company estimates the cash flows received by the Company after being released by the respective trust and discounts such cash flows at interest rates determined by management to be rates market participants would use in similar circumstances. Discount rates ranged from and 15% to 28% and 14% to 28%, as of and for the years ended December 31, 1999 and 1998, respectively. Quoted market prices are not available as no active market exists for retained interest in loan and lease securitizations. In estimating the cash flows, the Company considers default and prepayment rates. The default rates used by the Company as of and for the years ended December 31, 1999 and 1998 have ranged from 0.3% to 9.4% and 1.0% to 8.0%, respectively, and the prepayment rates used by the Company have ranged from 4.0% to 39.9% and 4.0% to 55.0%, respectively.

 Loan and Lease Sales and Related Gain or Loss

   Loans and leases are sold through either securitizations with servicing retained by the Company or whole loan sales. Securitizations typically require credit enhancements in the form of cash reserves or overcollateralization that are reflected as retained interest in loan and lease securitizations on the balance sheet. Sales are recognized when the transaction settles and the risks and rewards of ownership are determined to have been passed to the purchaser.

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

the gain on sale of the loan in the same percentage as such loan is to the total commitment. Any remaining deferred commitment fee income is recognized at expiration of the commitment. When exercise of such commitment is deemed remote, the fee is recognized over the remaining commitment period.

   Origination fees on loans held for investment, net of direct costs related to the origination of the loans, are deferred and amortized over the contractual lives of the related loans using the interest method. When a loan is classified as a nonaccrual loan, the related net deferred origination fees are no longer accreted to income.

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

 Goodwill

   Goodwill is amortized on a straight-line basis over its estimated useful life of 15 years. Goodwill is reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the asset. Impairment is measured by discounting operating income of the related entity at an appropriate discount

                       IMPERIAL CREDIT INDUSTRIES, INC.

rate. Impairment charges of $11.3 million related to goodwill at IBC are classified as amortization of goodwill. At December 31, 1999 and 1998, Goodwill is presented net of accumulated amortization of $21.9 million and $7.4 million, respectively.

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

   During the third quarter of 1999, the Company determined that we did not have the ability to exercise significant influence over FMC, and therefore, we changed to the cost method of accounting for this investment.

 Stock Based Compensation

   As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company provides the pro forma and plan disclosures as set forth in SFAS 123.

                       IMPERIAL CREDIT INDUSTRIES, INC.

 Comprehensive Income

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

 Income (Loss) Per Share

   Diluted loss per share for 1999 and 1998 was calculated using the weighted average number of shares outstanding for the respective year ends. Diluted income per share was calculated using the weighted average number of diluted common shares outstanding including common stock equivalents which consist of certain outstanding dilutive stock options for the year ended December 31, 1997. The following table reconciles the number of shares used in the computations of basic and diluted (loss) income per share for the years ended December 31:

                                                   1999       1998       1997
                                                ---------- ---------- ----------
   Weighted-average common shares outstanding
    during the year used to compute basic
    (loss) income per share...................  34,517,165 38,228,325 38,610,952
   Assumed common shares issued on exercise of
    dilutive stock options....................         --         --   2,244,321
                                                ---------- ---------- ----------
   Number of common shares used to compute
    diluted (loss) income per share...........  34,517,165 38,228,325 40,855,273
                                                ========== ========== ==========

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

   Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for the Company on January 1, 2001. Management is in the process of determining what effect, if any, adoption of this statement will have on the financial position and results of operations of the Company.

                        IMPERIAL CREDIT INDUSTRIES, INC.

4. Supplemental Disclosure of Cash Flow Information

   The following information supplements the statements of cash flows:

                                                   Year Ended December 31,
                                                 ----------------------------
                                                   1999     1998      1997
                                                 -------- --------  ---------
                                                       (In thousands)
Cash paid during the period for:
  Interest...................................... $128,217 $119,169   $119,144
  Income taxes..................................      817    5,884     24,611
Significant non-cash activities:
  Loans transferred from held for investment to
   held for sale................................   63,829  197,518        --
  Loans transferred to OREO or repossessed
   assets.......................................   11,834   10,046     29,359
  Loans transferred from held for sale to held
   for investment...............................      --       --      37,007
  Loans to facilitate the sale of OREO..........      --     1,011      2,347
  Retained interest in loan and lease
   securitizations capitalized..................    1,964    7,182     23,592
  Transfer of securities from available for sale
   to trading...................................      --       --      15,178
  Securities received in consideration of IMH
   Termination Agreement........................      --       --      48,167
  Cancellation of note receivable from ICIFC in
   consideration of IMH Termination Agreement...      --   --          29,121
  Change in unrealized gain (loss) on securities
   available for sale...........................    3,802   (3,112)    (3,084)
Deconsolidation of SPFC, ICIFC and FMAC:
  Decrease in loans held for sale...............      --       --     768,025
  Decrease in interest only and residual
   certificates.................................      --       --      87,017
  Decrease in retained interest in loan
   securitizations..............................      --       --      30,035
  Decrease in servicing rights..................      --       --      23,142
  Decrease in accrued interest receivable.......      --       --       5,026
  Decrease in other borrowings..................      --       --     693,016
  Decrease in convertible subordinated debt.....      --       --      75,000
Purchase of Imperial Credit Lender Services,
 Inc.:
  Assets acquired, including goodwill of
   $5,000.......................................      --     5,050        --
  Liabilities assumed...........................      --        50        --
  Common stock issued...........................      --     5,000        --
Purchase of Imperial Warehouse Finance, Inc.
 assets:
  Assets acquired, including goodwill of
   $6,800.......................................      --       --     123,767
  Liabilities assumed...........................      --       --          29
  Cash paid.....................................      --       --     123,738
Purchase of Auto Marketing Network:
  Assets acquired, including goodwill of
   $20,770......................................      --       --      82,484
  Liabilities assumed...........................      --       --      81,734
  Cash paid.....................................      --       --         750
Purchase of Lewis Horwitz Organization:
  Assets acquired, including goodwill of $12.0
   million......................................   19,380      --         --
  Liabilities assumed...........................   11,248      --         --
  Cash paid.....................................    8,132      --         --

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

6. Trading Securities

   The following table provides a summary of trading securities as of December 31, 1999 and 1998.

                                                                1999     1998
                                                              -------- --------
                                                               (In thousands)
   U.S. Treasury Securities.................................. $ 66,997 $ 82,528
   FLRT 1996-A interest-only securities......................    6,349    7,575
   SPTL 1997 C-1 interest-only securities....................    3,351    5,585
   SPTL 1996 C-1 interest-only securities....................    2,279    4,029
   IBC 1997-2 B-1 and C-1 securities.........................   12,201    8,395
   Commercial mortgage-backed securities.....................    1,722    9,387
   Investment in total return swap--Pacifica Partners I LP...   38,151   17,837
   Collateral for total return swap--syndicated loans........   18,750   20,265
   Other.....................................................   11,005   15,151
                                                              -------- --------
                                                              $160,805 $170,752
                                                              ======== ========

   Gross unrealized gains and losses on trading securities included in income were $14.6 million and $1.9 million, and $0 and $13.6 million for the years ended December 31, 1999 and 1998, respectively. The Company also recorded write-downs of retained interests of $15.0 million and $4.4 million during the years ended December 31, 1999 and 1998, respectively.

7. Securities Available for Sale

   The following table provides a summary of securities available for sale with a comparison of amortized cost and fair values as of December 31, 1999 and 1998.

                                                   Gross      Gross
                                       Amortized Unrealized Unrealized  Fair
            December 31, 1999            Cost      Gains      Losses    Value
            -----------------          --------- ---------- ---------- -------
                                                   (In thousands)
   ICCMIC common stock................  $25,058    $4,176    $   --    $29,234
   Cambria Investment Partnership
    leveraged bank debt...............   10,000     1,581        --     11,581
   Preferred Stock--Auction Finance
    Group.............................    6,500       --         --      6,500
   Avalon total return fund...........    2,164       --        (834)    1,330
   Residential mortgage-backed
    securities........................   13,407        83       (662)   12,828
   IBC 1997-2 Class A-2 securities....   12,000       --         --     12,000
   Other..............................      901       --         --        901
                                        -------    ------    -------   -------
                                        $70,030    $5,840    $(1,496)  $74,374
                                        =======    ======    =======   =======

                       IMPERIAL CREDIT INDUSTRIES, INC.

                                                   Gross      Gross
                                       Amortized Unrealized Unrealized  Fair
            December 31, 1998            Cost      Gains      Losses    Value
            -----------------          --------- ---------- ---------- -------
                                                   (In thousands)
   IMH common stock...................  $ 9,436     $ --     $  (844)  $ 8,592
   ICCMIC common stock................   29,933       --      (1,151)   28,782
   Cambria Investment Partnership
    leveraged bank debt...............   10,000       54         --     10,054
   Preferred Stock--Auction Finance
    Group.............................    6,500       --         --      6,500
   Avalon total return fund...........    5,000       --        (113)    4,887
   Other..............................    1,200       --         --      1,200
                                        -------     ----     -------   -------
                                        $62,069     $ 54     $(2,108)  $60,015
                                        =======     ====     =======   =======

   Gross realized gains and (losses) on the sale of available for sale securities were $2.6 million and ($1.1) million, and $0 and ($592,000) for the years ended December 31, 1999 and 1998, respectively.

   Gross realized losses on investments in IMH and ICCMIC common stock resulting from a decline in market value judged by management to be other than temporary were $24.5 million and $13.0 million, respectively, for the year ended December 31, 1998.

8. Loans and Leases Held for Sale

   Loans and leases held for sale, at the lower of cost or market, consisted of the following at December 31, 1999 and 1998:

                                                                1999     1998
                                                              -------- --------
                                                               (In thousands)
   Loans secured by real estate:
     One-to four family...................................... $ 10,095 $ 71,189
     Multi-family and commercial.............................  252,944  143,763
                                                              -------- --------
                                                               263,039  214,952
   Automobile loans..........................................      --    64,337
   Installment loans.........................................   14,058   29,384
   Leases....................................................   12,301   10,388
                                                              -------- --------
                                                              $289,398 $319,061
                                                              ======== ========

   At December 31, 1999 and 1998, loans held for sale were net of $500,000 and $16.8 million lower of cost or market valuation allowance, respectively. At December 31, 1999 and 1998, loans held for sale included nonaccrual loans of $0 and $11.1 million, respectively. Nonaccrual loans are presented in the table above at the lower of cost or market value.

                       IMPERIAL CREDIT INDUSTRIES, INC.

9. Loans and Leases Held for Investment, net

   Loans and leases held for investment consisted of the following at December 31, 1999 and 1998:

                                                            1999        1998
                                                         ----------  ----------
                                                            (In thousands)
   Loans secured by real estate:
     One-to-four family.................................    $93,914  $  125,616
     Multi-family.......................................     35,249      56,229
     Commercial.........................................     14,022      25,677
                                                         ----------  ----------
                                                            143,185     207,522
   Leases...............................................      1,125       1,048
   Consumer and auto loans..............................      7,072      26,511
   Franchise loans......................................     18,277      50,520
   Asset based loans....................................    748,122     633,299
   Loan participations..................................    216,961     222,106
   Mortgage warehouse lines.............................     78,068     181,001
   Film and television productions loans................     23,985         --
   Commercial loans.....................................     48,853      34,509
                                                         ----------  ----------
                                                          1,285,648   1,356,516
   Loans in process.....................................     (5,472)     (5,636)
   Unamortized premium..................................      1,389       3,109
   Deferred loan fees...................................     (8,492)     (9,014)
                                                         ----------  ----------
                                                          1,273,073   1,344,975
   Allowance for loan and lease losses..................    (31,841)    (24,880)
                                                         ----------  ----------
                                                         $1,241,232  $1,320,095
                                                         ==========  ==========

   The Company's loans and leases held for investment are primarily comprised of first and second lien mortgages secured by residential and income producing real property in California, leases secured by equipment, asset based loans to middle market companies mainly in California, loans to experienced franchisees of nationally recognized restaurant concepts, and participations in syndicated commercial loans. As a result, the loan portfolio has a high concentration in the same geographic region. Although the Company has a diversified portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economy of California. The Company's film and television production loans may carry inherent currency risks to the degree that underlying distribution contracts are denominated in foreign currency. The Company may enter into foreign currency hedge contracts to minimize these risks. At December 31, 1999, the Company did not have any loans secured by distribution rights denominated in a foreign currency.

                        IMPERIAL CREDIT INDUSTRIES, INC.

   Activity in the allowance for loan and lease losses was as follows:

                                                     For the Years Ended
                                                         December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
Beginning balance as of January 1...............  $ 24,880  $ 26,954  $ 19,999
Provision for loan and lease losses.............    35,340    15,450    20,975
Business acquisitions...........................     1,846       --        578
Sale of leases..................................       --        --       (900)
Deconsolidation of ICIFC........................       --        --       (687)
                                                  --------  --------  --------
                                                    62,066    42,404    39,965
                                                  --------  --------  --------
Loans and Leases charged off--Core Business
 Lines:
Multifamily and commercial loans................      (857)     (918)   (3,021)
Asset based loans...............................   (17,530)     (112)     (295)
Loan Participations.............................    (3,882)      --        --
Mortgage warehouse lines........................    (1,625)      --        --
Leases..........................................    (2,217)   (1,496)   (4,860)
                                                  --------  --------  --------
                                                   (26,111)   (2,526)   (8,176)
                                                  --------  --------  --------
Loans charged off--Non-Core Business:
Single family residential.......................    (2,960)   (4,661)   (2,164)
Consumer loans..................................    (2,611)  (15,487)   (3,933)
                                                  --------  --------  --------
                                                    (5,571)  (20,148)   (6,097)
                                                  --------  --------  --------
Total Charge-offs...............................   (31,682)  (22,674)  (14,273)
                                                  --------  --------  --------
Recoveries on loans and leases previously
 charged off--Core Business:
Multifamily and commercial loans................        55       142        29
Asset based loans...............................       163        45       --
Leases..........................................     1,086     1,721       900
                                                  --------  --------  --------
                                                     1,304     1,908       929
                                                  --------  --------  --------
Net charge-offs--Core Business Lines............   (24,807)     (618)   (7,247)
                                                  --------  --------  --------
Recoveries on loans previously charged off--Non-
 Core Business:
Single family residential.......................         3     2,401        30
Consumer........................................       150       841       303
                                                  --------  --------  --------
                                                       153     3,242       333
                                                  --------  --------  --------
Total recoveries................................     1,457     5,150     1,262
                                                  --------  --------  --------
Net charge-offs--Non-core business lines........    (5,418)  (16,906)   (5,764)
                                                  --------  --------  --------
Total net-charge-offs...........................   (30,225)  (17,524)  (13,011)
                                                  --------  --------  --------
Balance as of December 31.......................    31,841    24,880    26,954
                                                  --------  --------  --------
Loan loss allowance at AMN as of December 31....        30       857    11,093
                                                  --------  --------  --------
                                                  $ 31,871  $ 25,737  $ 38,047
                                                  ========  ========  ========
Loan loss allowance to non accrual loans........     53.59%    65.11%    53.87%

   As of December 31, 1999, 1998 and 1997, non-accrual and impaired loans totaled $59.4 million, $39.5 million, and $70.6 million, respectively. Interest income foregone on nonaccrual loans was $4.4 million, $2.2 million, and $1.8 million, for the years ended December 31, 1999, 1998 and 1997, respectively.

                       IMPERIAL CREDIT INDUSTRIES, INC.

   At December 31, 1999 and 1998, impaired loans and the related allowance for loan and lease losses were as follows:

                                      1999                          1998
                         ------------------------------ -----------------------------
                                                                   Specific
                                     Specific                      Allowance
                          Recorded  Allowance  Carrying  Recorded     for    Carrying
                         Investment For Losses  Value   Investment  Losses    Value
                         ---------- ---------- -------- ---------- --------- --------
                                                (In thousands)
  Continuing
   operations...........  $57,823    $(5,278)  $52,545   $34,953     $(820)  $34,133
  Discontinued
   operations of AMN....    1,596        --      1,596     4,576       --      4,576
                          -------    -------   -------   -------     -----   -------
    Total impaired
     loans..............  $59,419    $(5,278)  $54,141   $39,529     $(820)  $38,709
                          =======    =======   =======   =======     =====   =======

   Impaired loans averaged $57.5 million, $27.3 million, and $43.6 million during 1999, 1998 and 1997, respectively.

10. Servicing Rights

   Changes in servicing rights were as follows:

                                                    Year Ended December 31,
                                                    -------------------------
                                                     1999     1998     1997
                                                    -------  -------  -------
                                                        (In thousands)
   Beginning Balance............................... $ 4,329  $ 4,731  $14,887
   Additions.......................................   1,061    1,084    2,981
   Decrease as a result of the ICIFC
    deconsolidation................................     --       --    (8,785)
   Sales of servicing rights.......................    (365)     --    (1,264)
   Amortization....................................  (4,223)  (1,486)  (3,088)
                                                    -------  -------  -------
   Ending balance.................................. $   802  $ 4,329  $ 4,731
                                                    =======  =======  =======

   The servicing portfolio associated with servicing rights at December 31, 1999 and 1998 was $106.0 million and $732.6 million, respectively.

11. Premises and Equipment, net

   Premises and equipment consisted of the following at December 31, 1999 and 1998:

                                                                1999     1998
                                                              --------  -------
                                                               (In thousands)
   Premises and equipment.................................... $ 18,146  $18,659
   Leasehold improvements....................................    5,863    1,685
                                                              --------  -------
                                                                24,009   20,344
   Less accumulated depreciation and amortization............  (10,433)  (8,680)
                                                              --------  -------
                                                              $ 13,576  $11,664
                                                              ========  =======

                       IMPERIAL CREDIT INDUSTRIES, INC.

12. Discontinued Operations

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

   Losses from AMN's discontinued operations, net of tax, were as follows: (In thousands)

                                            Disposition
                             Year ended     Period from       Period from        Period from
                            December 31, August 1, 1998 to January 1, 1998 to   March 17  to
                                1999     December 31, 1998   July 31, 1998    December 31, 1997
                            ------------ ----------------- ------------------ -----------------
   Loss from discontinued
    operations.............     $899          $   --             $3,232            $25,347
   Loss on disposal of
    AMN....................      --            11,276               --                 --
                                ----          -------            ------            -------
   Net loss from
    discontinued
    operations.............     $899          $11,276            $3,232            $25,347
                                ====          =======            ======            =======

   During 1999, AMN incurred additional operating losses of $899,000, net of income taxes, primarily related to legal expenses and mark-to-market adjustments on AMN securities. The loss on disposal of AMN in 1998 included charges (net of taxes) for the following items: $5.6 million for securities and retained interest valuation, $1.2 million for the disposition of furniture and equipment, $5.6 million for estimated future servicing obligations to a third party servicer, $1.3 million in liquidation allowances for nonaccrual loans and repossessed autos, $2.1 million in severance pay, occupancy and general and administrative expenses. The charges in 1998 were partially offset by the estimated net interest income on loans and securities for the next year (disposition period) of $4.5 million.

   The net assets of AMN's discontinued operations were as follows: (In thousands)

                                                                At December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
   Loans held for sale......................................... $ 5,207 $15,161
   Securities held for sale....................................   8,685   7,844
   Retained interests..........................................  12,436  11,280
   Income tax asset............................................   8,971  10,725
   Other net assets............................................   2,193   1,802
                                                                ------- -------
                                                                $37,492 $46,812
                                                                ======= =======

                        IMPERIAL CREDIT INDUSTRIES, INC.

   AMN's warehouse lines of credit of $0 and $9.2 million are classified as other borrowings in the consolidated balance sheets at December 31, 1999 and 1998, respectively.

   Total non-accrual AMN loans were $1.6 million and $4.6 million as of December 31, 1999 and 1998, respectively.

13. Business Segments

   Business segment financial information is reported on the basis that is used internally by management in making decisions related to resource allocation and segment performance. The company's reportable segments are operated and managed as strategic business units and are organized based on products and services. Business units operated at different locations are aggregated for reporting purposes when their products and services are similar. The Company's operations are divided into eleven business segments as follows:

   1.    Coast Business Credit                      6. Income Property Lending Division
   2.    Imperial Warehouse Finance, Inc.           7. Asset Management Activities
         (formerly
         PrinCap Mortgage Warehouse, Inc.)          8. Imperial Capital Group, LLC
   3.    Loan Participation and Investment Group    9. Other Core Operations
   4.    The Lewis Horwitz Organization            10. Equity Interests
   5.    Imperial Business Credit, Inc.            11. De-emphasized/Discontinued/Exited
                                                       Businesses

   The following describes the 11 business segments:

   Coast Business Credit ("CBC"), a division of SPB, provides asset-based lending to small-to-medium sized businesses secured by the assets of the borrower. CBC's principal source of revenue is interest earned on asset-based loans. CBC's principal expenses are interest expense allocations from deposits, inter-company borrowings, and general and administrative expenses.

   Imperial Warehouse Finance, Inc. ("IWF"), a subsidiary of SPB, provides residential mortgage warehouse lending to mostly small to medium sized brokers and mortgage bankers on a national basis. IWF derives revenues from referral fees and interest income on its portfolio of warehouse lines based on the amount of warehouse loans extended and transaction fees from the broker for each loan file processed. IWF's principal expenses are interest expense allocations from deposits, inter-company borrowings, and general and administrative expenses.

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

   The Lewis Horwitz Organization ("LHO"), a division of SPB, provides senior, secured financing for independent motion picture and television production. LHO's principal source of revenue is interest and fees earned on film and television productions loans. LHO's principal expenses are interest expense, primarily from allocations of deposits, intercompany borrowings, and general and administrative expenses.

   Imperial Business Credit, Inc. ("IBC"), a wholly owned subsidiary of the Company, originates, acquires, sells, securitizes and services non-cancellable, full-payout equipment leases for small and medium-sized businesses in various industries throughout the United States. IBC derives its principal revenue from gains recognized on the securitization or sale of leases, from the spread on portfolios held for investment and held for sale during the warehouse period and from servicing and related ancillary fees on its servicing portfolio. IBC's principal expenses are interest expense from warehouse lines of credit, inter-company borrowings, and general and administrative expenses.

                        IMPERIAL CREDIT INDUSTRIES, INC.

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

   Asset Management Activities ("AMA"), includes two wholly owned subsidiaries, ICCAMC and ICAM. ICCAMC received management fee income through October 22, 1999 for overseeing the day-to-day operations of ICCMIC. ICCAMC's principal expenses are general and administrative expenses. ICAM's principal source of revenues are management fee income for managing the assets of Pacifica Partners I L.P., Cambria Investment Partnership I, L.P., and Catalina Investment Partnership I, L.P. ICAM's principal expenses are general and administrative expenses.

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

   Other Core Operations ("OCO"), includes other areas of business such as Imperial Credit Lender Services, as well as other support operations. OCO also includes interest and dividend income from parent company loans and equity investments, loan servicing income, interest expense on long-term debt, mark-to-market charges on the securities invested in at the holding company, and the costs of support functions. The Company provides support to its subsidiaries through executive management's oversight and advice, accounting and legal services, merger and acquisitions advice, human resources administration, office services, and management information systems support.

   Income taxes are allocated to the segments based on their separate income or loss before income taxes. The Company evaluates segment performance based on net income of the segment. Interest is charged on intercompany borrowings and certain operating expenses are allocated from OCO to other segments.

   Equity Interests, represents the Company's equity investments in other publicly traded companies. At December 31, 1999, the Company owned no equity interests in companies. At December 31, 1998, the Company owned equity interests of 38.4% and 47.2% in two companies; FMC and SPFC. This segment's source of revenue was the Company's common stock ownership percentage in the equity investments' reported net income or loss in addition to gains on sales of the equity investments' stock by the Company, or write-downs from the impairment of the equity investment. In October 1998, SPFC petitioned for Chapter 11 bankruptcy protection under the Federal bankruptcy laws. SPFC has been de-listed from the New York Stock Exchange. As a result of SPFC's bankruptcy filing, we incurred a write-off totaling $82.6 million for the year ended December 31, 1998. At December 31, 1998, the Company's investment in SPFC was $0.

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

                        IMPERIAL CREDIT INDUSTRIES, INC.

   The Company includes the following significant operations in Exited
Businesses: Auto Lending, Alternative Residential Mortgage, and Consumer Loan Divisions of SPB, Credito Imperial Argentina ("CIA"), the Company's residential loan production business in Argentina. Exited Businesses also includes the Company' former mortgage banking operations, certain problem loan or securities portfolios, any loan portfolios at SPB from businesses which are no longer originating new loans and third party servicing on IPLD loans. Exited Businesses' principal sources of revenue are interest earned on mortgage and consumer loans and mark to market valuations on loan portfolios. Exited Businesses' principal expenses are interest expense allocations incurred from deposits and inter-company borrowings, and general and administrative expenses.

   Eliminations. As of December 31, 1999 and 1998, the Company had outstanding inter-company debt to SPB and ICG of $35.0 million and $5.6 million and $35.0 and $6.3 million, respectively. All inter-company debt and corresponding interest are eliminated in consolidation. Additionally, the Company's investments in subsidiaries and inter-company management fees are included in eliminations.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  The following represents the operating results and selected financial data by major business segments for 1999, 1998 and 1997:

                                                               At or for the year ended December 31, 1999
                                         ----------------------------------------------------------------------------------------
                                             Loan
                                         Participation              Imperial   Income
                   Coast     Imperial         And       The Lewis   Business  Property   Asset     Imperial
                  Business   Warehouse    Investment     Horwitz    Credit,   Lending  Management  Capital   Other Core  Equity
                   Credit  Finance, Inc.     Group     Organization   Inc.    Division Activities Group, LLC Operations Interests
                  -------- ------------- ------------- ------------ --------  -------- ---------- ---------- ---------- ---------
                                                                                  (Dollars in thousands)
Total loans,
net.............  $718,966   $ 78,396      $211,292      $21,195    $ 12,649  $252,492  $   --     $   --     $ 51,665   $ 1,250
Total assets....   869,119    105,680       272,444       36,103      28,440   299,842     (832)    14,245     574,564     1,258
Total deposits..   767,242     93,255       238,025       15,881         --    273,449      --         --      (10,081)   (1,260)
Interest
income..........    92,318     11,976        22,547        2,278       4,162    22,625        7        (82)     19,803       267
Interest
expense.........    38,308      7,883        14,188        1,286       1,814    13,419      --         437      30,829       --
Provision
(recovery) for
loan and lease
losses..........    21,824      1,190         6,982          351        (350)      142      --         --          210       --
External
revenue.........    40,379      4,421         3,409          768       1,322    12,026   10,011     26,729       3,751    31,188
Intercompany
revenue.........       --         --            --           --          --        --       --         --          236       --
Intercompany
expense.........       --         --            --           --        1,284       --       262        --          --        --
Mark to market
on securities
and loans held
for sale........       189         43           268          --      (11,901)       62      (38)       --       11,016       --
Equity in net
loss of FMC.....       --         --            --           --          --        --       --         --          --        (53)
Total revenue...    40,379      4,421         3,409          768          37    12,026    9,748     26,729       3,988    31,188
Depreciation....     1,579         84            80            7         263       304      300        452         868         2
Amortization of
goodwill........     1,113        453           --           200      12,279       --       --          87         374       --
Amortization of
servicing
rights..........       --         --            --           --          259       --       --         --          --        --
Income taxes....     6,449        718           815            3      (8,858)    1,326       (2)       628      (2,400)   12,351
Net income
(loss) from
continuing
operations......  $  9,673   $  1,078      $  1,222      $     4    $(13,286) $  1,990  $    (3)   $   942    $ (4,983)  $18,527
                       De-
                   emphasized/
                  Discontinued/
                     Exited
                   Businesses   Eliminations Consolidated
                  ------------- ------------ ------------
Total loans,
net.............    $231,731     $ (49,006)   $1,530,630
Total assets....     319,857      (319,105)    2,201,615
Total deposits..     238,247           --      1,614,758
Interest
income..........      38,835        (7,298)      207,438
Interest
expense.........      18,215        (4,772)      121,607
Provision
(recovery) for
loan and lease
losses..........       4,991           --         35,340
External
revenue.........     (12,427)       (2,527)      119,050
Intercompany
revenue.........       1,310           --          1,546
Intercompany
expense.........         --            --          1,546
Mark to market
on securities
and loans held
for sale........     (28,280)          --        (28,641)
Equity in net
loss of FMC.....         --            --            (53)
Total revenue...     (11,116)       (2,527)      119,050
Depreciation....         455           --          4,394
Amortization of
goodwill........         --            --         14,506
Amortization of
servicing
rights..........       3,964           --          4,223
Income taxes....     (13,093)       (1,011)       (3,074)
Net income
(loss) from
continuing
operations......    $(19,592)    $  (1,522)   $   (5,950)

                       IMPERIAL CREDIT INDUSTRIES, INC.

                                                                 At or for the year ended December 31, 1998
                                          ----------------------------------------------------------------------------
                                              Loan
                                          Participation Imperial   Income
                   Coast      Imperial         And      Business  Property    Asset     Imperial
                  Business    Warehouse    Investment   Credit,   Lending   Management  Capital   Other Core  Equity
                   Credit   Finance, Inc.     Group       Inc.    Division  Activities Group, LLC Operations Interests
                  --------  ------------- ------------- --------  --------  ---------- ---------- ---------- ---------
                                                                           (Dollars in thousands)
Total loans,
net.............  $623,748    $179,284      $221,030    $ 7,413   $144,573    $  --     $   --     $ 47,907  $  1,162
Total assets....   628,636     186,257       241,854     44,899    146,250     3,831      6,774     331,578    60,098
Total deposits..   674,956     196,410       222,009        --     162,939       --         --       (2,403)      --
Interest
income..........    76,916      16,747        21,569      5,823     13,336        19       (185)     28,295        83
Interest
expense.........    34,299       9,817        13,249      1,353      6,659       --         124      30,395       --
(Recovery)
provision for
loan and lease
losses..........     3,523         704          (391)     1,300       (345)      --         --          --        --
External
revenue.........    42,869       8,533         8,877     10,538     17,471     7,143     18,411     (43,991)  (66,496)
Intercompany
revenue.........       --          --            --         --         --        --         --        1,770       --
Intercompany
expense.........       --          --            --         910        --        121        --          --        --
Mark to market
on securities
and loans held
for sale........      (904)       (263)       (2,104)    (2,305)      (178)      --         --       (4,993)      --
Loss on
impairment of
equity
securities......       --          --            --         --         --        --         --      (37,538)  (82,600)
Equity in net
income of SPFC..       --          --            --         --         --        --         --          --     12,739
Equity in net
income of FMC...       --          --            --         --         --        --         --          --      3,235
Total revenue...    42,869       8,533         8,877      9,628     17,471     7,022     18,411     (42,221)  (66,496)
Depreciation....       779          99            96        141        299        33        473       1,157       --
Amortization of
goodwill........     1,113         453           --         950        --        --          36         134       --
Amortization of
servicing
rights..........       --          --            --         --         --       (365)       --          --        --
Income taxes....     9,267       2,352         2,819       (716)     2,476     1,360     (1,012)    (23,372)  (28,449)
Net income
(loss) from
continuing
operations......  $ 12,435    $  3,157      $  3,783    $  (960)  $  3,323    $1,825    $(1,358)   $(31,368) $(38,169)
                       De-
                   emphasized/
                  Discontinued/
                     Exited
                   Businesses   Eliminations Consolidated
                  ------------- ------------ ------------
Total loans,
net.............    $455,339      $(41,300)   $1,639,156
Total assets....     813,931       (46,925)    2,417,183
Total deposits..     460,341           --      1,714,252
Interest
income..........      77,650        (4,413)      235,840
Interest
expense.........      31,623        (4,413)      123,106
(Recovery)
provision for
loan and lease
losses..........      10,659           --         15,450
External
revenue.........      12,998          (170)       16,183
Intercompany
revenue.........         --            --          1,770
Intercompany
expense.........         739           --          1,770
Mark to market
on securities
and loans held
for sale........     (31,641)          --        (42,388)
Loss on
impairment of
equity
securities......         --            --       (120,138)
Equity in net
income of SPFC..         --            --         12,739
Equity in net
income of FMC...         --            --          3,235
Total revenue...      12,259          (170)       16,183
Depreciation....         637           --          3,714
Amortization of
goodwill........         --            --          2,686
Amortization of
servicing
rights..........       1,851           --          1,486
Income taxes....      (8,789)          --        (44,064)
Net income
(loss) from
continuing
operations......    $(11,793)     $    --     $  (59,125)

                       IMPERIAL CREDIT INDUSTRIES, INC.

                                                                At or for the year ended December 31, 1997
                                         ---------------------------------------------------------------------------
                                             Loan
                                         Participation Imperial  Income
                   Coast     Imperial         And      Business Property    Asset     Imperial
                  Business   Warehouse    Investment   Credit,  Lending   Management  Capital   Other Core  Equity
                   Credit  Finance, Inc.     Group       Inc.   Division  Activities Group, LLC Operations Interests
                  -------- ------------- ------------- -------- --------  ---------- ---------- ---------- ---------
                                                                            (Dollars in thousands)
Total loans.....  $479,922   $121,888      $195,554    $16,578  $58,282    $   --     $   --     $ 72,665  $    --
Total assets....   496,230    140,058       195,554     51,640   58,282      5,815     12,720     371,959   118,402
Total deposits..   425,615    105,703       175,743        --    53,145        --         --      (12,620)      --
Interest
income..........    50,360      3,265        17,458     10,899   22,834        189        767      24,354    18,847
Interest
expense.........    20,577      1,834        10,343      2,903   12,126        --         --       25,579    13,921
Provision for
loan and lease
losses
(recovery)......     4,937        435           564      1,075   (1,930)       --         --        5,000       --
External
revenue.........    30,045      1,584         6,483     20,662   41,201     25,353      8,486       2,330   161,720
Intercompany
revenue.........       --         --            --         --       --         --         --        4,562       --
Intercompany
expense.........       --         --            --       2,363      --         319        --          --      1,866
Mark to market
on securities
and loans held
for sale........       --         --            --         --       --         --         --         (341)      --
Equity in net
income of SPFC..       --         --            --         --       --         --         --          --     25,869
Equity in net
loss of FMC.....       --         --            --         --       --         --         --          --     (3,050)
Total revenue...    30,045      1,584         6,483     18,299   41,201     25,034      8,486       6,892   159,854
Depreciation....       284         24            91        190      122         15        635       2,157       298
Amortization of
goodwill........     1,113        113           --         955      --         --         --          --        310
Amortization of
servicing
rights..........       --         --            --         --       --         637        --        1,579       --
Income taxes....     5,788        332         1,699      2,641   13,252      6,408        566      (6,832)   52,533
Net income
(loss) from
continuing
operations......  $  8,984   $    515      $  2,637    $ 4,099  $20,566    $ 9,946    $   878    $(10,603) $ 81,532
                  De-emphasized/
                  Discontinued/
                      Exited
                    Businesses   Eliminations Consolidated
                  -------------- ------------ ------------
Total loans.....     $502,367      $(41,300)   $1,405,956
Total assets....      701,238       (57,509)    2,094,389
Total deposits..      408,436           --      1,156,022
Interest
income..........       59,270        (4,643)      203,600
Interest
expense.........       35,573        (4,643)      118,213
Provision for
loan and lease
losses
(recovery)......       10,894           --         20,975
External
revenue.........       15,602         1,438       314,904
Intercompany
revenue.........          --            --          4,562
Intercompany
expense.........           14           --          4,562
Mark to market
on securities
and loans held
for sale........          --            --           (341)
Equity in net
income of SPFC..          --            --         25,869
Equity in net
loss of FMC.....          --            --         (3,050)
Total revenue...       15,588         1,438       314,904
Depreciation....          364           --          4,180
Amortization of
goodwill........          --            --          2,491
Amortization of
servicing
rights..........          --            872         3,088
Income taxes....       (2,342)          222        74,267
Net income
(loss) from
continuing
operations......     $ (3,635)     $    344       115,263

                       IMPERIAL CREDIT INDUSTRIES, INC.

14. Deposits

     Deposits of $100,000 and over totaled approximately $324.3 million and $459.6 million at December 31, 1999 and 1998, respectively. Interest expense associated with certificates of deposit of $100,000 and over was approximately $18.2 million, $24.2 million, and $15.6 million, for the years ended December 31, 1999, 1998, and 1997, respectively.

15. Borrowings from Federal Home Loan Bank

   SPB is approved as a member of the Federal Home Loan Bank ("FHLB") to borrow up to a maximum of 35% of the assets of SPB. These borrowings must be fully collateralized by qualifying mortgage loans and may be in the form of overnight funds or term borrowings at SPB's option. The FHLB advances are secured by the investment in stock of the FHLB and certain real estate mortgage loans with a carrying value of $56.5 million and $49.9 million at December 31, 1999 and 1998, respectively. At December 31, 1999, 1998 and 1997, FHLB borrowings are summarized as follows:

                                                      1999     1998      1997
                                                     -------  -------  --------
                                                      (Dollars in thousands)
   Balance at year end.............................  $   --   $20,000  $ 45,000
   Maximum outstanding at any month end............   30,000   45,000   109,500
   Average balance during the year.................    7,603   24,451    57,154
   Weighted average rate during the year...........     8.30%    6.67%     5.82%
   Weighted average rate at year end...............      N/A     5.93%     6.71%

   Interest expense on borrowings from the FHLB was $631,000, $1.6 million, and $3.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

16. Other Borrowings

   Other borrowings primarily consist of revolving warehouse lines of credit to fund the Company's and its subsidiaries' lending activities. At December 31, 1999 and 1998, approximately $18.2 million and $84 million of loans and securities were pledged as collateral for other borrowings. These lines of credit are short term borrowings used in the normal course of business. ICII and its subsidiaries have various revolving warehouse lines of credit and repurchase facilities available at December 31, 1999, as follows:

                         Interest                            Index
                           Rate   Commitment Outstanding (basis points)  Expiration Date
                         -------- ---------- ----------- -------------- ------------------
                                              (Dollars in thousands)
Lehman Brothers (Corona
 Film Finance Fund).....   5.50%   $66,398     $66,398     Fixed rate    January 13, 2000
Imperial Bank (ICII)....   9.25      6,691       6,691   Prime plus 100 September 29, 2000
Other notes payable
 (ICII).................   8.00        --        1,220     Fixed rate          None
                                   -------     -------
                           5.88    $73,089     $74,309
                                   =======     =======

                       IMPERIAL CREDIT INDUSTRIES, INC.

   ICII and its subsidiaries had various revolving warehouse lines of credit and repurchase facilities available at December 31, 1998, as follows:

                         Interest                            Index
                           Rate   Commitment Outstanding (basis points) Expiration Date
                         -------- ---------- ----------- -------------- ----------------
                                             (Dollars in thousands)
Greenwich Capital
 Financial (AMN)........   6.89%   $100,000   $  9,193   Libor plus 125   April 30, 1999
Lehman Brothers (Corona
 Film Finance Fund) ....   4.75      66,692     66,692     Fixed rate   January 7, 1999
First Union National
 Bank (ICII)............   5.22      14,879     14,879     Fixed rate   January 29, 1999
Greenwich Capital
 Financial (ICII).......   5.94       4,382      4,382     Fixed rate   January 14, 1999
First Union National
 Bank (IBC).............   8.07      15,000      5,904   Libor plus 245  March 31, 1999
Other notes payable
 (ICII).................   8.00         --       1,220     Fixed rate         None
                                   --------   --------
                           5.29    $200,953   $102,270
                                   ========   ========

   Interest expense on warehouse lines of credit and repurchase facilities was $4.0 million, $4.2 million, and $17.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

17. Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the company ("ROPES")

   During the second quarter of 1997, Imperial Credit Capital Trust I ("ICCTI"), a wholly-owned subsidiary of the Company organized for the sole purpose of issuing trust securities, issued $70.0 million of 10.25% Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the company ("ROPES") due June 14, 2002 at par. The ROPES are secured by resettable rate debentures which are general unsecured obligations of the Company, are and can be redeemed at par upon their maturity or remarketed as 30 year capital instruments at the Company's option. Under current tax law, the interest payments on these securities are tax-deductible. The proceeds from the offering were used for capital contributions to subsidiaries, strategic acquisitions, investments and general corporate purposes. During 1999, the Company repurchased and extinguished $8.3 million of ROPES debt resulting in a extraordinary gain of $921,000, net of income taxes. At December 31, 1999 and 1998, the Company had ROPES debt of $61.8 million and $70.0 million, respectively. Interest expense on the ROPES was $7.4 million, $7.8 million and $4.3 million for the years ended
December 31, 1999, 1998 and 1997.

   The Trust Indenture for the ROPES includes provisions which limit the ability of the Company to incur additional indebtedness or issue certain stock of the Company, to make certain investments, engage in certain transactions with affiliates, create restrictions on the ability of subsidiaries to pay dividends or certain other distributions, create liens and encumbrances, or allow its subsidiaries to issue certain classes of stock. As of December 31, 1999 and 1998, the Company was in compliance with the debt covenants related to the ROPES.

                       IMPERIAL CREDIT INDUSTRIES, INC.

18. Senior Notes

                                                        December 31, 1999
                                                  -----------------------------
                                                    Face   Unamortized Carrying
                                                   Value    Discount    Value
                                                  -------- ----------- --------
   9.75% Senior Notes due 2004................... $ 13,074    $(171)   $ 12,903
   9.875% Senior Notes due 2007..................  172,282      --      172,282
                                                  --------    -----    --------
                                                  $185,356    $(171)   $185,185
                                                  ========    =====    ========

                                                        December 31, 1998
                                                  -----------------------------
                                                    Face   Unamortized Carrying
                                                   Value    Discount    Value
                                                  -------- ----------- --------
   9.75% Senior Notes due 2004................... $ 20,174    $(316)   $ 19,858
   9.875% Senior Notes due 2007..................  200,000      --      200,000
                                                  --------    -----    --------
                                                  $220,174    $(316)   $219,858
                                                  ========    =====    ========

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

   The 9.875% Senior Notes may be redeemed after January 15, 2002 at the option of the Company until maturity at a declining premium, plus accrued interest. The 9.875% Senior Notes are general unsecured obligations of the Company ranking pari passu with all senior indebtedness of the Company, but are effectively subordinated to the liabilities of SPB. The Indenture for the 9.875% Senior Notes includes provisions which limit the ability of the Company to incur additional indebtedness or issue certain stock of the Company, to make certain investments, engage in certain transactions with affiliates, create restrictions on the ability of subsidiaries to pay dividends or certain other distributions, create liens and encumbrances, or allow its subsidiaries to issue certain classes of stock. As of December 31, 1999, the Company was in compliance with the debt covenants related to the 9.875% Senior Notes.

   In January 1994, the Company issued $90.0 million of 9.75% Senior Notes due 2004. At December 31, 1999 and 1998, $13.1 million and $20.2 million of the 9.75% Senior Notes were outstanding. The 9.75% Senior Notes may be redeemed after January 15, 1999 at the option of the Company until maturity at a declining premium, plus accrued interest. The 9.75% Senior Notes are unsecured and rank pari passu with all other senior unsecured indebtedness of the Company, but are effectively subordinated to the deposits of SPB.

                        IMPERIAL CREDIT INDUSTRIES, INC.

   During 1999, the Company repurchased and extinguished $27.7 million of 9.875% Senior Notes due 2007 and $7.1 million of 9.75% Senior Notes due 2004 resulting in a extraordinary gain of $4.2 million, net of income taxes. Total interest expense on the Senior Notes for the years ended December 31, 1999, 1998 and 1997 was $21.5 million, $22.5 million, and $21.7 million, respectively.

19. Preferred and Common Stock

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

   On May 14, 1999, the Company entered into an agreement with its former parent Imperial Bank, a subsidiary of Imperial Bancorp (NYSE:IMP). On May 17, 1999, the Company repurchased 10% or 3,682,536 shares of its outstanding common stock for $8.00 per share or $29.5 million. The repurchase from Imperial Bank was financed through the private issuance of $30.0 million Series B 11.50% Mandatorily Redeemable Cumulative Preferred Stock to a group of independent investors. During the fourth quarter of 1999, the Company repurchased and extinguished the $30.0 million Series B 11.50% Mandatorily Redeemable Cumulative Preferred Stock, incurring an extraordinary loss of $1.1 million, net of income taxes. Interest expense from date of issuance to date of extinguishment was $1.5 million.

   In the fourth quarter of 1997, the Company's board of directors authorized the repurchase of up to approximately 5% of the company's common stock, or as much as 1.9 million shares. During 1998, the Company repurchased and retired
1.9 million shares of common stock under this program at an average price of $10.62 per share.

   As of December 31, 1999, the Company repurchased and retired 4,253,414 shares of common stock under the second share repurchase program at an average price of $7.83 per share which included the 3,682,536 shares repurchased from Imperial Bank. The authorized share repurchase under the second repurchase program is 4,334,276 shares. Since beginning share repurchases in December of 1997, the Company has repurchased a total of 6.2 million shares of common stock at an average price of $8.70 per share.

   On July 1, 1998 the Company established a deferred executive compensation plan. From July 1, 1998 through December 31, 1999, the Company's management and directors have made investments net of redemptions of $7.1 million with the plan's trustee who made net acquisitions of 855,170 shares of common stock at an average price of $8.31 per share. All shares acquired by the plan's trustee are acquired for the benefit of the Company's participating management and directors.

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

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

20. Income Taxes

   Income taxes are included in the accompanying consolidated statements of operations and comprehensive income as follows:

                                                     Year Ended December 31,
                                                    ---------------------------
                                                     1999      1998      1997
                                                    -------  --------  --------
                                                         (In thousands)
   Income taxes from:
     Continuing operations......................... $(3,074) $(44,064) $ 74,267
     Discontinued operations.......................    (557)   (8,675)  (15,520)
     Extraordinary item............................   3,446       --     (2,919)
                                                    -------  --------  --------
       Total....................................... $  (185) $(52,739) $ 55,828
                                                    =======  ========  ========

                        IMPERIAL CREDIT INDUSTRIES, INC.

   The Company's income taxes from continuing operations for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                   Year Ended December 31,
                                                   --------------------------
                                                    1999      1998     1997
                                                   -------  --------  -------
                                                        (In thousands)
   Current:
     Federal...................................... $   440  $  6,140  $28,848
     State........................................     191     2,019    8,108
                                                   -------  --------  -------
       Total current taxes........................     631     8,159   36,956
                                                   -------  --------  -------
   Deferred:
     Federal......................................  (4,623)  (39,701)  31,324
     State........................................  (1,630)  (15,839)   8,970
                                                   -------  --------  -------
       Total deferred taxes.......................  (6,253)  (55,540)  40,294
                                                   -------  --------  -------
   Taxes credited to shareholders' equity.........   2,548     3,317    2,916
   Reduction of deferred tax liability due to FMC
    public offering...............................     --        --    (5,899)
                                                   -------  --------  -------
   Taxes on income from continuing operations..... $(3,074) $(44,064) $74,267
                                                   =======  ========  =======

   The Company had current income taxes payable from continuing operations of approximately $5.5 million at December 31, 1999 and current income taxes receivable of $13.1 million at December 31, 1998. Included in the net assets of discontinued operations were income taxes receivable of $9.0 million and $10.7 million at December 31, 1999 and 1998, respectively.

                       IMPERIAL CREDIT INDUSTRIES, INC.

   Deferred income taxes arise from differences in the timing of recognition of income and expense for tax and financial reporting purposes. The following table shows the primary components of the Company's net deferred tax liability at December 31, 1999 and 1998.

                                                             1999      1998
                                                           --------  --------
                                                            (In thousands)
   Deferred tax assets:
     REMIC Income......................................... $  5,011  $ 10,080
     Allowances for loan and lease losses.................   14,593    11,461
     Mark to market on securities and loans held for
      sale................................................      --      9,468
     Leases...............................................    2,021       --
     State taxes..........................................    2,261     2,900
     Executive stock options..............................      450       450
     Unrealized loss on securities available for sale.....    1,999       --
     Deferred compensation................................    1,993       630
     Depreciation.........................................      372       321
                                                           --------  --------
       Total..............................................   28,700    35,310
                                                           ========  ========
   Deferred tax liabilities:
     Sales/investments in subsidiaries and equity
      securities..........................................  (25,960)  (39,570)
     Servicing rights.....................................     (903)   (2,747)
     Mark to market on securities and loans held for
      sale................................................   (3,081)      --
     Leases...............................................      --     (2,751)
     Deferred loan fees...................................   (1,971)   (1,971)
     Unrealized gain on securities available for sale.....      --       (907)
     Other................................................   (6,118)   (2,758)
     FHLB stock dividends.................................   (1,273)   (1,465)
                                                           --------  --------
       Total..............................................  (39,306)  (52,169)
                                                           ========  ========
   Net deferred tax liability............................. $(10,606) $(16,859)
                                                           ========  ========

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

   A reconciliation of the statutory Federal corporate income tax rate of 35% to the effective income tax rate on income or loss from continuing operations is as follows:

                                                            Year Ended
                                                           December 31,
                                                          ------------------
                                                          1999   1998   1997
                                                          ----   ----   ----
   Statutory U.S. federal income tax rate................ 35.0 % 35.0 % 35.0 %
   Increase (reduction) in rate resulting from:
   State income taxes, net of Federal benefit............  5.0    8.9    6.6
     Preferred stock dividends classified as interest
      expense............................................ (6.8)   --     --
     Reduction of deferred tax liability due to FMC
      public offering....................................  --     --    (3.1)
     Other, net..........................................  0.9   (1.2)  (0.7)
                                                          ----   ----   ----
   Effective income tax rate............................. 34.1 % 42.7 % 39.2 %
                                                          ====   ====   ====

                       IMPERIAL CREDIT INDUSTRIES, INC.

21. Employee Benefit Plans

 Profit Sharing and 401(k) Plan

   Under the Company's 401(k) plan, employees may elect to enroll on the first of any month, provided that they have been employed for at least six months. Employees may contribute up to 14% of their salaries. The Company will match 50% of the first 4% of employee contributions. The Company recorded 401(k) matching expense of $334,000, $457,000, and $246,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

   An additional Company contribution may be made at the discretion of the Company. Should a discretionary contribution be made, the contribution would first be allocated to those employees deferring salaries in excess of 4%. The matching contribution would be 50% of any deferral in excess of 4% up to a maximum deferral of 8%.

   Should discretionary contribution funds remain following the allocation outlined above, any remaining Company matching funds would be allocated as a 50% match of employee contributions on the first 4% of the employee's deferrals. No discretionary contributions were charged to operations for the years ended December 31, 1999, 1998 and 1997. Company matching contributions are made as of December 31st each year.

 1992 Stock Option Plan

   A total of 2,292,632 shares of the Company's Common Stock has been reserved for issuance under the Company's 1992 Incentive Stock Option and Nonstatutory Stock Option Plan (the "1992 Stock Option Plan"), which expires by its own terms in 2002. A total of 734,268 and 868,813 stock options were outstanding at December 31, 1999 and 1998, respectively.

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

   A total of 3,000,000 shares of the Company's Common Stock has been reserved for issuance under the 1996 Stock Option Plan and a total of 2,635,580 and 1,937,220 stock options were outstanding at December 31, 1999 and 1998, respectively. If an option granted under the 1996 Stock Option Plan expires or terminates, or an Award is forfeited, the shares subject to any unexercised portion of such option or Award will again become available for the issuance of further options or Awards under the 1996 Stock Option Plan. Unless previously terminated by the Board of Directors, no options or Awards may be granted under the 1996 Stock Option Plan after June 21, 2006.

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

   A summary of changes in outstanding stock options under the 1992 and 1996 Stock Option Plans follows:

                                        Year Ended December 31,
                            --------------------------------------------------
                                 1999             1998             1997
                            ---------------- ---------------- ----------------
                                    Weighted         Weighted         Weighted
                            Number  Average  Number  Average  Number  Average
                              of    Exercise   of    Exercise   of    Exercise
      Shares in thousands   Shares   Price   Shares   Price   Shares   Price
      -------------------   ------  -------- ------  -------- ------  --------
                                 (In thousands, except per share data)
   Options outstanding,
    January 1.............. 2,806    $10.62  2,536    $11.41  2,589    $ 8.58
   Options granted.........   969      6.84  1,093     11.52    470     18.72
   Options exercised.......   (96)     2.80   (177)     5.26   (430)     2.61
   Options canceled........  (309)    11.12   (646)    16.70    (93)    10.56
                            -----            -----            -----
   Options outstanding,
    December 31............ 3,370      9.72  2,806     10.62  2,536     11.41
                            =====            =====            =====
   Options Exercisable..... 1,279     10.25    911      9.20    678      6.95

   There were 528,921 options available for future grants at December 31, 1999.

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

                                                     Year ended December 31,
                                                     --------------------------
                                                      1999      1998     1997
                                                     -------  --------  -------
                                                          (In thousands,
                                                      except per share data)
   Net (loss) income:
     As reported.................................... $(2,828) $(73,633) $85,921
     Pro forma......................................  (4,935)  (74,996)  81,707
   Basic (loss) income per share:
     As reported.................................... $ (0.08) $  (1.93) $  2.23
     Pro forma......................................   (0.14)    (1.96)    2.12
   Diluted (loss) income per share:
     As reported.................................... $ (0.08) $  (1.93) $  2.10
     Pro forma......................................   (0.14)    (1.96)    2.00

   The effects of applying SFAS 123 for disclosing compensation cost may not be representative of the effects on reported net income (loss) for future years.

                       IMPERIAL CREDIT INDUSTRIES, INC.

   The weighted average fair value at date of grant of options granted during 1999, 1998 and 1997 was $3.85, $4.79, and $11.27 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                              Year ended
                                                             December 31,
                                                           -------------------
                                                           1999   1998   1997
                                                           -----  -----  -----
   Expected life (years)..................................  5.01   5.11   5.53
   Interest rate..........................................  6.34%  4.54%  5.76%
   Volatility............................................. 66.86  66.81  64.33
   Dividend yield.........................................  0.00%  0.00%  0.00%

 Deferred Executive Compensation Plans

   Effective July 1, 1998, the Company adopted our Deferred Executive Compensation Plan (the "DEC Plan 1") and the Deferred Executive Compensation Plan 2 (the "DEC Plan 2", and together with the DEC Plan 1, the "DEC Plans"). The DEC Plans are each administered by a committee appointed by the board of directors. Any employee who has an annual base salary of at least $100,000 or who had an annual base salary of at least $100,000 in the prior year and directors may elect to participate in the DEC Plans. A participant's annual base salary includes all cash compensation excluding bonuses, commissions, employee benefits, stock options, relocation expenses, incentive payments, non-monetary awards, automobile and other allowances. Participants in the DEC Plans may defer up to 50% of their annual base salary and commissions and/or up to 100% of their annual bonus payments. Benefits accrued under the DEC Plans will be paid to all participants, other than participants who have voluntarily resigned their positions, in the form of a lifetime annuity issued by a life insurance company. DEC Plan benefits accrue through retirement so long as the participant remains employed by our company. Participants who voluntarily resign prior to retirement will be paid all of their vested benefits under the DEC Plans. If the Company terminates the DEC Plans, the Company may elect to pay participants in a lump sum, or in a lifetime annuity.

   Deferred compensation contributed to DEC Plan 1 is invested in the Company's common stock. In 1999 and 1998 the Company matched contributions to the DEC Plan 1, to be paid in our common stock, on a dollar-for-dollar basis up to $50,000 per participant. The Company ceased matching contributions for FYE 2000. The Company also reserves the right to make discretionary matches, to be paid in its common stock, in any year. Matching contributions vest 50% a year, commencing one year from the date of the matching contribution. Matching contributions vest completely if a participating employee retires, becomes permanently disabled, or dies.

   Deferred compensation contributed to DEC Plan 2 may be invested in certain mutual and money market funds. The Company will not make matching contributions to the DEC Plan 2. All DEC Plan 2 contributions are completely vested immediately. The Company incurred $1.5 million and $248,000 in expense for matching contributions to DEC Plan 1 during the years ended December 31, 1999 and 1998, respectively. DEC Plan 1 owned a total of 852,072 and 366,021 shares of ICII common stock at December 31, 1999 and 1998.

22. Executive Compensation

 Employment Agreements

   On January 1, 1997, the Company entered into a five-year employment contracts with H. Wayne Snavely, Chairman of the Board, President and Chief Executive Officer, which provide for minimum annual aggregate compensation of $450,000 , subject to adjustment for inflation, plus an annual bonus approved by the Company's Board of the Directors based on the attainment of performance objectives, including the Company's return on equity, income per share and increase in the price of the Company's common stock.

                       IMPERIAL CREDIT INDUSTRIES, INC.

   As of September 1, 1998, Mr. Sampson entered into an employment agreement that expires on January 31, 2002, which provides for an annual base salary of $300,000 plus an annual incentive bonus. Mr. Sampson's bonus is equal to 1.5% of Coast Business Credit's annual pre-tax profit determined in accordance with generally accepted accounting principles and is contingent upon Coast Business Credit's annual net profit equaling or exceeding either 2% of its average assets for the calendar year, exclusive of goodwill, or a pretax return on its capital for the year of 20%.

 Stock Options

   On January 1, 1992, options were granted to three senior officers of the Company to purchase a total of 2,292,628 shares, adjusted for stock dividends and splits, of the Company's Common Stock. The exercise price of these options is $0.89 per share of common stock for one-half of the options, with the other half exercisable at $1.40 per share. These options became exercisable in September 1995 (vesting was accelerated from January 1, 1997). These options expire on December 1, 2001 and are not covered by the Company's 1992 or 1996 Stock Option Plans. Compensation expense relating to these options was recorded in the Company's consolidated financial statements over a four year period which ended December 31, 1995 for an amount representing the difference between the exercise price of the options and the market price of the Company's stock at the grant date. The aggregate amount of compensation expense recognized on these stock options since their grant date was $2.2 million.

23. Interest Rate Swaps

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

   During the years ended December 31, 1999 and 1998, the Company entered into total rate of return swap contracts for investment purposes with various investment bank counterparties, the provisions of which entitle the Company to receive the total return on various commercial loans and pay for a floating payment of one month LIBOR plus a spread. These contracts are off balance sheet instruments. As of December 31, 1999 and 1998, respectively, the Company was party to total rate of return swap contracts with a total notional amount of $83.6 million and $280.4 million, under which the Company was obligated to pay one month LIBOR plus a weighted average spread of 0.88%, respectively. The weighted average remaining life of these contracts was 60 months and
31.2 months as of December 31, 1999 and 1998. For the years ended December 31, 1999, 1998 and 1997, the Company recognized $2.9 million, $5.4 million and $448,000 in income on total return swaps, respectively.

   As a part of the Pacifica Partners I LP collateralized loan obligation ("CLO") fund launched by the Company in August 1998, the Company delivered subordinate bonds of approximately $51.3 million into a total rate of return swap with the Canadian Imperial Bank of Commerce ("CIBC"). The provisions of the swap entitle the Company to receive the total return on the subordinate bonds delivered and pay a floating payment of LIBOR plus a weighted average spread of 1.36%. The Company delivered cash and various equity securities to CIBC as collateral for the swap. At December 31, 1999 and 1998, $25.9 million and $17.8 million was the amount of outstanding cash collateral classified as Trading Securities on the consolidated balance sheet.

   We had amortizing interest rate swaps outstanding at IBC associated with the IBC Lease Receivables Trust 1997-2 a with notional amounts of $218.6 million and $197.9 million at December 31, 1999 and December 31, 1998, respectively.

                       IMPERIAL CREDIT INDUSTRIES, INC.

24. Commitments and Contingencies

 Loan Servicing

   As of December 31, 1999 and 1998 the Company was servicing loans and leases for others, directly and through sub-servicing arrangements, totaling approximately $268.6 million and $930.0 million, respectively. Related fiduciary funds held in trust for investors in non-interest bearing accounts totaled $520,000 and $7.6 million at December 31, 1999 and 1998, respectively. These funds are segregated in special bank accounts and are held as deposits at SPB. The Company is a guarantor of certain performances and lease servicing by IBC. The Company is a guarantor for AMN's performance with regards to the Auto Trust 1997-A securitization.

 Sales of Loans and Servicing Rights

   In the ordinary course of business, the Company is exposed to liability under representations and warranties made to purchasers and insurers of leases and mortgage loans and the purchasers of servicing rights. Under certain circumstances, the Company is required to repurchase mortgage loans if there has been a breach of representations or warranties. The Company provided $0 and $4.8 million in 1999 and 1998, respectively, as an allowance for losses on repurchases of former mortgage banking loans. At December 31, 1999 and 1998, the related repurchase liability totalled $638,000 and $5.1 million.

   During the years ended December 31, 1999 and 1998, respectively, the Company retained servicing rights on $25.1 million and $190.0 million of mortgage loans sold through traditional secondary market channels and $132.4 million and $118.7 million on loans and leases sold through securitizations. Additionally, during the year ended December 31, 1999 and 1998, respectively, the Company released servicing rights to the purchasers on $258.5 million and $215.3 million of mortgage loans sold.

 Loan Commitments

   As of December 31, 1999 and 1998, the Company had unfunded open loan commitments amounting to $1.1 billion and $1.0 billion, respectively, to fund loans. There is no exposure to credit loss in this type of commitment until the loans are funded. Interest rate risk is mitigated by the use of variable rate loan contracts.

 Lease Commitments

   Minimum rental commitments under all noncancelable operating leases net of aggregate sublease payments of $2.4 million at December 31, 1999 were as follows:

                                                                  (In thousands)
                                                                  --------------
     2000........................................................    $ 4,480
     2001........................................................      3,928
     2002........................................................      3,468
     2003........................................................      2,699
     2004........................................................      1,685
     Thereafter..................................................      3,008
                                                                     -------
       Total.....................................................    $19,268
                                                                     =======

   Rent expense for the years ended December 31, 1999, 1998 and 1997 was $5.2 million, $5.3 million, and $4.0 million, respectively.

                       IMPERIAL CREDIT INDUSTRIES, INC.

 Legal Proceedings

   Our company is a defendant in a consolidated federal securities class action, In re Southern Pacific Funding Corporation Securities Litigation, Lead Case No. CV98-1239-MA, in the U.S. District Court for the District of Oregon. The action also names as defendants two current directors of ours, and others. This action was initially filed in October 1998. Plaintiffs allege that SPFC failed to properly mark down the value of its residual interests, failed to properly reflect increased levels of prepayments and actual prepayment and default rates on its loans and made false and misleading public statements concerning its financial condition. Following a number of motions to dismiss, defendants answered and alleged affirmative defenses to the second consolidated complaint on June 22, 1999. On July 21, 1999, the Court certified a class of persons who purchased the securities of SPFC during the period October 7, 1997 through October 1, 1998. On September 10, 1999, plaintiffs filed a third consolidated complaint, alleging claims against our company and two of its directors (and others) under Section 10(b) and 20(a) of the Securities Exchange Act of 1934. On September 21, 1999, plaintiffs sought leave to file a fourth consolidated complaint, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12 of the Securities Act of 1933. On December 7, 1999, the Court granted plaintiffs' motion to file a fourth amended consolidated complaint, denied defendants' motions to dismiss except as to the Section 12 claim, and granted plaintiffs' motion to file a supplemental memorandum to add allegations to the complaint.

   Our company and three of its directors are defendants in a consolidated federal securities class action, In re Imperial Credit Industries, Inc. Securities Litigation, Case No. 98-8842 SVW, in the U.S. District Court for the Central District of California. This action, purportedly filed on behalf of a class of persons who purchased our company's securities during the period January 29, 1998 through October 1, 1998, was originally filed in November 1998. Plaintiffs allege that defendants made false and misleading statements and omitted to reveal the truth concerning the value of Imperial Credit Industries, Inc.'s investments in SPFC and FMC, resulting in an artificial inflation of the price of our securities. On June 21, 1999, defendants moved to dismiss plaintiffs' complaints. The matter was fully briefed and the Court held a hearing on July 26, 1999. At the hearing, the Court granted defendants' motions to dismiss plaintiffs' complaints, with leave to amend. The Court subsequently issued a written order on September 7, 1999. Plaintiffs filed a consolidated amended class action complaint on October 4, 1999, alleging a claim against our company and three of its directors for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 22, 1999, defendants moved to dismiss the consolidated amended class action complaint. On November 22, 1999, plaintiffs were granted leave to file an amended class action complaint, which plaintiffs filed on December 13, 1999. The Court held a hearing on defendants' motion to dismiss the second consolidated amended complaint on January 24, 2000. The Court has not certified a class, nor have plaintiffs filed a motion for class certification.

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

   We have been a defendant along with ICCMIC and its directors, which includes one of our current directors and one former director, in a putative class action lawsuit filed on July 22, 1999 by Riviera-Enid, a Florida limited partnership, in Los Angeles Superior Court, Case No. BC213902. The complaint alleges that the proposed

                       IMPERIAL CREDIT INDUSTRIES, INC.

merger between a subsidiary of ours and ICCMIC constitutes a breach of fiduciary duty by the defendants in that, allegedly, the merger price is unfair to stockholders, the merger price is less than the liquidation value of ICCMIC's assets and the termination fee for the management contract is excessive. The complaint also alleges that certain of the directors have conflicts of interest because of their affiliation with us and that the merger will benefit us at the expense of ICCMIC other stockholders. The complaint seeks certification of a class of all stockholders of ICCMIC whose stock will be acquired in connection with the merger and seeks injunctive relief that would, if granted, prevent the completion of the proposed merger. The complaint also seeks damages in an unspecified amount and other relief. On October 8, 1999, we filed a demurrer to plaintiff's complaint, which is set to be heard by the Court on November 22, 1999. On November 1, 1999, plaintiff served an amended class action complaint alleging the same claims but adding details from ICCMIC's preliminary proxy statement filed with the SEC. The Court has not certified a class, nor has plaintiff filed a motion for class certification. On November 3, 1999, ICCMIC's counsel received a letter from counsel for the plaintiffs asserting their intent to seek a temporary restraining order, expedited discovery, and a date for a preliminary injunction hearing. No motion for a preliminary injunction has been filed.

   By letter of November 10, 1999, counsel for the plaintiffs stated that the plaintiffs have decided not to move forward with a motion for a temporary restraining order or permanent injunction at this time. All defendants filed demurrers to the amended complaint, and on February 4, 2000, the Court granted ICII's demurrer and dismissed the action against ICII and the individual ICII defendants with prejudice and without leave to amend. We and ICCMIC believe that the material allegations of the complaint are without merit.

   We intend to vigorously defend all of the above lawsuits.

25. Fair Value of Financial Instruments

   Financial instruments include securities, loans receivable, deposits and borrowings, and various off-balance sheet items. Because no market exists for a portion of the Company's loans held for investment and securitization related assets, fair value estimates are based on judgments regarding credit risk, investor expectation of future economic conditions, normal cost of administration and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the fair value estimates presented do not include the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

 Financial Assets

   The carrying values of cash, interest bearing deposits, FHLB stock, and accrued interest receivable are considered to approximate fair value. The carrying values of securities held for trading and available for sale approximate fair value. Such market value is determined by reference to quoted market prices. When quoted market prices are not available, fair value is estimated by reference to market values for similar securities or by discounting cash flows at an appropriate risk rate. The fair value of loans and leases held for sale is based on sale commitments, discounted cash flow analysis or prices for similar products. The fair value of loans held for investment is estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices for similar instruments, taking into consideration the varying degrees of credit risk.

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

   The estimated fair values of the Company's financial instruments at December 31, 1999 and 1998 are as follows:

                                           1999                  1998
                                   --------------------- ---------------------
                                    Carrying  Estimated   Carrying  Estimated
                                     Amount   Fair Value   Amount   Fair Value
                                   ---------- ---------- ---------- ----------
                                                 (In thousands)
Assets:
Cash.............................. $   33,898 $   33,898 $  297,772 $  297,772
Interest bearing deposits.........    248,182    248,182      1,415      1,415
Investment in Federal Home Loan
 Bank stock.......................      6,960      6,960      4,657      4,657
Securities held for trading.......    160,805    160,805    170,752    170,752
Securities available for sale.....     74,374     74,374     60,015     60,015
Loans and leases held for sale....    289,398    289,638    319,061    319,061
Loans and leases held for
 investment, net..................  1,241,232  1,240,488  1,320,095  1,325,237
Servicing rights..................        802        802      4,329      4,329
Retained interest in loan and
 lease securitizations............     10,220     10,220     27,011     27,011
Accrued interest receivable.......      8,272      8,272     10,114     10,114
Equity interest in Franchise
 Mortgage Acceptance Company......        --         --      56,334     85,432
Liabilities:
Deposits.......................... $1,614,758 $1,613,143 $1,714,252 $1,722,320
Borrowings from Federal Home Loan
 Bank.............................        --         --      20,000     20,000
Other borrowings..................     74,309     74,309    102,270    102,270
Company obligated mandatorily
 redeemable preferred securities
 of subsidiary trust holding
 solely debentures of the company
 ("ROPES")........................     61,750     47,717     70,000     47,950
Senior notes......................    185,185    144,444    219,858    147,305
Accrued interest payable..........     18,811     18,811     25,421     25,421
Off balance sheet:
Interest rate swaps............... $  218,600 $    1,400 $  197,900 $   (2,600)

                       IMPERIAL CREDIT INDUSTRIES, INC.

26. Summary of Quarterly Financial Information (unaudited)

                                                Three months ended
                                    -------------------------------------------
                                    March 31 June 30   September 30 December 31
                                    -------- --------  ------------ -----------
                                      (In thousands, except per share data)
   Year ended December 31, 1999
     Net interest income..........  $25,251  $ 20,368   $  19,082     $21,130
     Other revenues (1)...........   17,813   (11,438)     19,297      42,887
     Provision for loan and lease
      losses......................    2,200    22,255       3,675       7,210
     Other expenses...............   30,788    29,906      25,233      40,673
     Net income (loss)............    6,762   (25,901)      8,243       8,068
     Comprehensive income (loss)..    7,904   (24,018)      8,595       8,493
     Income (loss) per share:
       Basic......................  $  0.18  $  (0.74)  $    0.25     $  0.24
       Diluted....................  $  0.18  $  (0.74)  $    0.24     $  0.24
   Year ended December 31, 1998
     Net interest income..........  $25,745  $ 29,070   $  29,077     $28,842
     Other revenues (1)...........   24,745    27,034    (143,343)     10,464
     Provision for loan and lease
      losses......................    3,000     4,300       9,500      (1,350)
     Other expenses...............   23,937    25,759      39,330      31,809
     Net income (loss)............   12,900    16,262    (109,440)      6,645
     Income (loss) per share:
       Basic......................  $  0.33  $   0.42   $   (2.83)    $  0.18
       Diluted....................  $  0.32  $   0.40   $   (2.83)    $  0.18

--------
(1) Other revenues includes negative mark-to-market and loss on impairment charges.

27. Selected Financial Information of Subsidiaries and Equity Investment

   The following represents summarized financial information with respect to the operations of SPB, a significant wholly-owned subsidiary of ICII.

                                                As of and for the Year Ended
                                                        December 31,
                                              ---------------------------------
             Southern Pacific Bank               1999        1998       1997
             ---------------------            ----------  ---------- ----------
                                                       (In thousands)
   Total assets.............................. $1,846,992  $1,976,055 $1,503,807
   Deposits..................................  1,626,153   1,716,688  1,197,696
   Borrowings from Federal Home Loan Bank....        --       20,000     45,000
   Other borrowings..........................     35,000      35,000     70,000
   Stockholder's equity......................    169,962     179,022    157,082
   Interest income...........................    183,052     197,325    153,180
   Interest expense..........................     92,162      95,647     80,452
   Net noninterest revenue...................    (10,033)      2,738     37,047
   Noninterest expense.......................     57,202      63,548     41,535
   Provision for loan losses.................     31,930      12,500     14,900
   (Loss) income before taxes................     (8,275)     28,368     53,339
   Net (loss) income.........................     (4,969)     16,393     30,824
   Comprehensive (loss) income...............     (5,316)     16,393     30,824

                        IMPERIAL CREDIT INDUSTRIES, INC.

28. Condensed Consolidating Financial Information

   The following represents condensed consolidating financial information as of December 31, 1999 and December 31, 1998, and for the years ended December 31, 1999, 1998 and 1997, with respect to the financial position, results of operations and cash flows of the Company and its wholly-owned and majority-owned subsidiaries. On January 17, 1997, the Company sold $200 million of 9.875% Senior Notes due 2007. As of December 31, 1999, the 9.875% Senior Notes are guaranteed by five of the Company's wholly-owned subsidiaries, IBC, ICAI, ICCAMC, Imperial Credit Worldwide ("ICW") and AMN (the "Guarantor Subsidiaries"). As of December 31, 1999, the non-guarantor subsidiaries are SPB, ICG and ICCTI. FMC was a guarantor subsidiary through September 30, 1997. Each of the guarantees is full and unconditional and joint and several. The summarized consolidated financial information is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors as management has determined that such information is not material to investors. None of the subsidiary guarantors is restricted from making distributions to the Company.

                        IMPERIAL CREDIT INDUSTRIES, INC.

                     CONSOLIDATING CONDENSED BALANCE SHEET

                            As of December 31, 1999

                                                    Non-
                                    Guarantor    Guarantor
                            ICII   Subsidiaries Subsidiaries Eliminations Consolidated
                          -------- ------------ ------------ ------------ ------------
                                                 (In thousands)
         ASSETS
         ------

Cash....................  $ 11,110   $ 1,382     $   34,852   $ (13,446)   $   33,898
Interest bearing
 deposits...............    35,049       --         213,133         --        248,182
Investments in Federal
 Home Loan Bank stock...       --        --           6,960         --          6,960
Securities available for
 sale and trading.......    74,827    41,460        132,042     (13,150)      235,179
Loans held for sale.....     1,441    12,300        275,657          --       289,398
Loans held for
 investment, net........    55,721    17,105      1,211,862     (43,456)    1,241,232
Servicing rights........       --        802            --          --            802
Retained interest in
 loan and lease
 securitizations........       --     10,220            --          --         10,220
Investment in
 subsidiaries...........   255,024       --             --     (255,024)          --
Goodwill................    11,778     4,306         18,877          --        34,961
Other assets............    26,230    11,686         27,300      (1,925)       63,291
Net assets of
 discontinued
 operations.............    44,396    (6,904)           --          --         37,492
                          --------   -------     ----------   ---------    ----------
  Total assets..........  $515,576   $92,357     $1,920,683   $(327,001)   $2,201,615
                          ========   =======     ==========   =========    ==========
    LIABILITIES AND
  SHAREHOLDERS' EQUITY
  --------------------
Deposits................  $    --    $ 2,050     $1,626,154   $ (13,446)   $1,614,758
Other borrowings........     7,911     8,456        103,323     (45,381)       74,309
ROPES...................    63,915    (2,165)           --          --         61,750
Senior notes............   185,185       --             --          --        185,185
Minority interest in
 consolidated
 subsidiaries...........       103         2            155       2,424         2,684
Other liabilities.......    53,082     4,341            126         --         57,549
                          --------   -------     ----------   ---------    ----------
  Total liabilities.....   310,196    12,684      1,729,758     (56,403)    1,996,235
                          --------   -------     ----------   ---------    ----------
Shareholders' equity:
Preferred stock.........       --     14,150            --      (14,150)          --
Common stock............    97,220   120,551        110,977    (231,528)       97,220
Retained earnings
 (deficit)..............    98,437   (64,641)        80,295     (15,654)       98,437
Shares held in deferred
 executive compensation
 plan...................     7,107     7,107            --       (7,107)        7,107
Accumulated other
 comprehensive income
 (loss).................     2,616     2,506           (347)     (2,159)        2,616
                          --------   -------     ----------   ---------    ----------
  Total shareholders'
   equity...............   205,380    79,673        190,925    (270,598)      205,380
                          --------   -------     ----------   ---------    ----------
  Total liabilities and
   shareholders'
   equity...............  $515,576   $92,357     $1,920,683   $(327,001)   $2,201,615
                          ========   =======     ==========   =========    ==========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                          Year ended December 31, 1999

                                                      Non-
                                      Guarantor    Guarantor
                            ICII     Subsidiaries Subsidiaries Eliminations Consolidated
                          ---------  ------------ ------------ ------------ ------------
                                                 (In thousands)
Revenue:
Interest income.........  $  21,521    $  9,639     $183,576     $ (7,298)    $207,438
Interest expense........     32,184       1,595       92,599       (4,771)     121,607
                          ---------    --------     --------     --------     --------
Net interest (expense)
 income.................    (10,663)      8,044       90,977       (2,527)      85,831
Provision for loan and
 lease losses...........        210       3,200       31,930          --        35,340
                          ---------    --------     --------     --------     --------
  Net interest (expense)
   income after
   provision for loan
   and lease losses.....   (10,873)       4,844       59,047      (2,527)       50,491
                          ---------    --------     --------     --------     --------
Gain on sale of loans
 and leases.............         20       4,398        2,062          --         6,480
Asset management fees...        --       10,054          --           --        10,054
Brokerage commission and
 investment banking
 fees...................        --          --        27,198          --        27,198
Loan servicing income...         59       4,397        2,429          --         6,885
Gain (loss) on sale of
 equity securities......     31,434        (298)       1,606          --        32,742
Equity in net loss of
 FMC....................        (53)        --           --           --           (53)
Mark to market on
 securities and loans
 held for sale..........     11,314     (15,022)     (24,933)         --       (28,641)
Dividends received from
 subsidiaries...........      6,564         --           --        (6,564)         --
Other income............      1,965       3,169        8,760          --        13,894
                          ---------    --------     --------     --------     --------
  Total other income....     51,303       6,698       17,122       (6,564)      68,559
                          ---------    --------     --------     --------     --------
   Total revenues.......     40,430      11,542       76,169       (9,091)     119,050
                          ---------    --------     --------     --------     --------
Expenses:
Personnel expense.......      3,133      14,574       42,634          --        60,341
Amortization of
 servicing rights.......        --          259        3,964          --         4,223
Occupancy expense.......        784         911        3,963          --         5,658
Net (income) expenses of
 other real estate
 owned..................        (23)        717          692          --         1,386
Professional services...      2,770       2,725        4,770          --        10,265
Amortization of
 goodwill...............        200      12,653        1,653          --        14,506
General, administrative
 and other expense......      2,454       4,048       23,719          --        30,221
                          ---------    --------     --------     --------     --------
  Total expenses........      9,318      35,887       81,395          --       126,600
                          ---------    --------     --------     --------     --------
Income (loss) from
 continuing operations
 before income taxes,
 minority interest,
 deferred inter-company
 expense and
 extraordinary item.....     31,112    (24,345)      (5,226)      (9,091)      (7,550)
Income taxes............     10,020     (9,789)      (3,305)          --       (3,074)
Minority interest in
 income (loss) of
 consolidated
 subsidiaries...........        421        (46)          572          527        1,474
                          ---------    --------     --------     --------     --------
Income (loss) from
 continuing operations
 before equity in
 undistributed income of
 subsidiaries...........     20,671    (14,510)      (2,493)      (9,618)      (5,950)
Equity in undistributed
 (loss) income of
 subsidiaries...........    (27,520)        --           --        27,520          --
                          ---------    --------     --------     --------     --------
(Loss) income from
 continuing operations..     (6,849)    (14,510)      (2,493)      17,902       (5,950)
Loss from discontinued
 operations.............        --         (899)         --           --          (899)
                          ---------    --------     --------     --------     --------
(Loss) income before
 extraordinary item.....     (6,849)    (15,409)      (2,493)      17,902       (6,849)
Extraordinary item--gain
 on early extinguishment
 of debt, net of income
 taxes..................      4,021         --           --           --         4,021
                          ---------    --------     --------     --------     --------
Net (loss) income.......     (2,828)    (15,409)      (2,493)      17,902       (2,828)
Preferred stock
 dividends..............        --        2,527          --        (2,527)         --
                          ---------    --------     --------     --------     --------
Net (loss) income
 available for common
 shares.................  $  (2,828)   $(17,936)    $ (2,493)    $ 20,429     $ (2,828)
                          =========    ========     ========     ========     ========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                          Year ended December 31, 1999

                                                    Non-
                                    Guarantor    Guarantor
                           ICII    Subsidiaries Subsidiaries Eliminations Consolidated
                         --------  ------------ ------------ ------------ ------------
                                                (In thousands)
Net cash provided by
 operating activities... $ 19,031    $  4,385    $  96,793     $ 31,413    $ 151,622
                         --------    --------    ---------     --------    ---------
Cash flows from
 investing activities:
  Net change in interest
   bearing deposits.....  (32,768)        423     (214,422)         --      (246,767)
  Sale of securities
   available for sale...    4,875         --           --           --         4,875
  Purchase of securities
   available for sale...   (4,050)        --       (26,757)       4,050      (26,757)
  Net change loans held
   for investment.......  (11,984)    (12,868)      (1,524)        (865)     (27,241)
  Proceeds of sale of
   OREO.................    1,216       4,907        4,228          --        10,351
  Proceeds of sales of
   securities...........   91,709       8,849          --           --       100,558
  Purchases of premises
   and equipment........   (1,246)       (612)      (5,909)         --        (7,767)
  Purchase of FHLB
   stock................      --          --        (1,983)         --        (1,983)
  Cash utilized for
   acquisitions.........   (8,132)        --           --           --        (8,132)
  Net change in
   investment in
   subsidiaries.........   21,839         --           --       (21,839)         --
                         --------    --------    ---------     --------    ---------
Net cash provided by
 (used in) investing
 activities.............   61,459         699     (246,367)     (18,654)    (202,863)
                         --------    --------    ---------     --------    ---------
Cash flows from
 financing activities:
  Net change in
   deposits.............      --          --       (87,611)     (11,883)     (99,494)
  Advances from Federal
   Home Loan Bank.......      --          --        30,000          --        30,000
  Repayments of advances
   from Federal Home
   Loan Bank............      --          --       (50,000)         --       (50,000)
  Proceeds from issuance
   of mandatorily
   redeemable cumulative
   preferred stock......   30,000         --           --           --        30,000
  Repurchase of
   mandatorily
   redeemable cumulative
   preferred stock......  (31,353)        --           --           --       (31,353)
  Net change in other
   borrowings...........  (12,570)     (4,591)        (294)     (10,506)     (27,961)
  Repurchase of Senior
   Notes................  (27,453)        --           --           --       (27,453)
  Repurchase of ROPES...   (6,628)        --           --           --        (6,628)
  Capital contributions
   from ICII............   (2,681)      2,555          126          --           --
  Dividends paid to
   ICII.................    6,561      (2,485)      (4,076)         --           --
  Proceeds from exercise
   of stock options.....      249         --           --           --           249
  Net change in minority
   interest.............      731          94           22       (1,380)        (533)
  Repurchase and
   retirement of stock..  (29,460)        --           --           --       (29,460)
                         --------    --------    ---------     --------    ---------
Net cash used in
 financing activities...  (72,604)     (4,427)    (111,833)     (23,769)    (212,633)
                         --------    --------    ---------     --------    ---------
  Net change in cash....    7,886         657     (261,407)     (11,010)    (263,874)
  Cash at beginning of
   period...............    3,224         725      296,259       (2,436)     297,772
                         --------    --------    ---------     --------    ---------
  Cash at end of
   period............... $ 11,110    $  1,382    $  34,852     $(13,446)   $  33,898
                         ========    ========    =========     ========    =========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                     CONSOLIDATING CONDENSED BALANCE SHEET
                            As of December 31, 1998

                                                     Non-
                                     Guarantor    Guarantor
                            ICII    Subsidiaries Subsidiaries Eliminations Consolidated
                          --------  ------------ ------------ ------------ ------------
                                                 (In thousands)

         ASSETS
         ------

Cash....................  $  3,224    $    725    $  296,259   $  (2,436)   $  297,772
Interest bearing
 deposits...............     2,281         423        (1,289)        --          1,415
Investments in Federal
 Home Loan Bank stock...       --          --          4,657         --          4,657
Securities available for
 sale and trading.......   118,623       8,421       113,723     (10,000)      230,767
Loans held for sale.....     1,698      33,160       284,203          --       319,061
Loans held for
 investment, net........    45,029       7,467     1,302,599     (35,000)    1,320,095
Servicing rights........       --          365         3,964         --          4,329
Retained interest in
 loan and lease
 securitizations........       --       27,011           --          --         27,011
Investment in FMC.......    56,334         --            --          --         56,334
Investment in
 subsidiaries...........   276,863         --            --     (276,863)          --
Goodwill................       --       16,959        20,539         --         37,498
Other assets............    32,247      12,200        28,910      (1,925)       71,432
Net assets of
 discontinued
 operations.............    43,624       3,188           --          --         46,812
                          --------    --------    ----------   ---------    ----------
  Total assets..........  $579,923    $109,919    $2,053,565   $(326,224)   $2,417,183
                          ========    ========    ==========   =========    ==========

    LIABILITIES AND
  SHAREHOLDERS' EQUITY
  --------------------
Deposits................  $    --     $    --     $1,716,689   $  (2,437)   $1,714,252
Borrowings from FHLB....       --          --         20,000         --         20,000
Other borrowings........    20,481      15,097       103,617     (36,925)      102,270
ROPES...................    72,165      (2,165)          --          --         70,000
Senior notes............   219,858         --            --          --        219,858
Minority interest in
 consolidated
 subsidiaries...........      (628)      2,109           133       1,603         3,217
Other liabilities.......    34,526       7,253        12,286          --        54,065
                          --------    --------    ----------   ---------    ----------
  Total liabilities.....   346,402      22,294     1,852,725     (37,759)    2,183,662
                          --------    --------    ----------   ---------    ----------
Shareholders' equity:
Preferred stock.........       --       12,000           --      (12,000)          --
Common stock............   129,609     135,279       114,258    (249,537)      129,609
Retained earnings.......   101,265     (63,487)       86,582     (23,095)      101,265
Shares held in deferred
 executive compensation
 plan...................     3,833       3,833           --       (3,833)        3,833
Accumulated other
 comprehensive loss.....    (1,186)        --            --          --         (1,186)
                          --------    --------    ----------   ---------    ----------
  Total shareholders'
   equity...............   233,521      87,625       200,840    (288,465)      233,521
                          --------    --------    ----------   ---------    ----------
  Total liabilities and
   shareholders'
   equity...............  $579,923    $109,919    $2,053,565   $(326,224)   $2,417,183
                          ========    ========    ==========   =========    ==========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                          Year ended December 31, 1998

                                                      Non-
                                      Guarantor    Guarantor
                            ICII     Subsidiaries Subsidiaries Eliminations Consolidated
                          ---------  ------------ ------------ ------------ ------------
                                                 (In thousands)
Revenue:
Interest income.........  $  30,082    $ 12,962     $197,209     $ (4,413)   $ 235,840
Interest expense........     30,617       1,131       95,771       (4,413)     123,106
                          ---------    --------     --------     --------    ---------
Net interest (expense)
 income.................       (535)     11,831      101,438          --       112,734
Provision for loan and
 lease losses...........        --        2,950       12,500          --        15,450
                          ---------    --------     --------     --------    ---------
  Net interest (expense)
   income after
   provision for loan
   and lease losses.....      (535)       8,881       88,938          --        97,284
                          ---------    --------     --------     --------    ---------
Gain on sale of loans
 and leases.............         46       4,790       10,052          --        14,888
Asset management fees...        --        7,591          --           --         7,591
Brokerage commission and
 investment banking
 fees...................        --          --        18,633         (170)      18,463
Loan servicing (expense)
 income.................       (434)      4,907        7,510          --        11,983
Loss on sale of equity
 securities.............       (179)        (50)        (363)         --          (592)
Equity in net income of
 SPFC...................     12,739         --           --           --        12,739
Equity in net income of
 FMC....................      3,235         --           --           --         3,235
Mark to market on
 securities and loans
 held for sale..........     (4,993)    (11,604)     (25,791)         --       (42,388)
Loss on impairment of
 equity securities......   (120,138)        --           --           --      (120,138)
Dividends received from
 subsidiaries...........     25,410         --           --       (25,410)         --
Other income............        362       1,292       11,464          --        13,118
                          ---------    --------     --------     --------    ---------
  Total other (loss)
   income...............    (83,952)      6,926       21,505      (25,580)     (81,101)
                          ---------    --------     --------     --------    ---------
   Total revenues.......    (84,487)     15,807      110,443      (25,580)      16,183
                          ---------    --------     --------     --------    ---------
Expenses:
Personnel expense.......      4,415       9,715       47,506          --        61,636
Amortization of
 servicing rights.......        --         (365)       1,851          --         1,486
Occupancy expense.......      1,267         942        3,541          --         5,750
Net (income) expenses of
 other real estate
 owned..................       (548)        459         (812)         --          (901)
Professional services...      2,897       2,773        5,348         (170)      10,848
Amortization of
 goodwill...............        --        1,084        1,602          --         2,686
Provision for loss on
 loan repurchase........      4,750         --           --           --         4,750
General, administrative
 and other expense......      3,493       4,121       26,967          --        34,581
                          ---------    --------     --------     --------    ---------
  Total expenses........     16,274      18,729       86,003         (170)     120,836
                          ---------    --------     --------     --------    ---------
(Loss) income from
 continuing operations
 before income taxes,
 minority interest,
 deferred inter-company
 expense and
 extraordinary item.....   (100,761)     (2,922)      24,440      (25,410)    (104,653)
Income taxes............    (55,061)       (981)      11,978          --       (44,064)
Minority interest in
 (loss) income of
 consolidated
 subsidiaries...........     (1,552)         88           22          (22)      (1,464)
                          ---------    --------     --------     --------    ---------
(Loss) income from
 continuing operations
 before equity in
 undistributed income of
 subsidiaries...........    (44,148)     (2,029)      12,440      (25,388)     (59,125)
Equity in undistributed
 (loss) income of
 subsidiaries...........    (29,485)        --           --        29,485          --
                          ---------    --------     --------     --------    ---------
(Loss) income from
 continuing operations..    (73,633)     (2,029)      12,440        4,097      (59,125)
Loss from discontinued
 operations.............        --       (3,232)         --           --        (3,232)
Loss on disposal of
 AMN....................        --      (11,276)         --           --       (11,276)
                          ---------    --------     --------     --------    ---------
Net (loss) income.......  $ (73,633)   $(16,537)    $ 12,440     $  4,097    $ (73,633)
                          =========    ========     ========     ========    =========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          Year ended December 31, 1998

                                                    Non-
                                    Guarantor    Guarantor
                           ICII    Subsidiaries Subsidiaries Eliminations Consolidated
                         --------  ------------ ------------ ------------ ------------
                                                (In thousands)
Net cash (used in)
 provided by operating
 activities............. $(50,644)   $(27,150)      39,006     $  1,653    $ (37,135)
                         --------    --------     --------     --------    ---------
Cash flows from
 investing activities:
  Net change in interest
   bearing deposits.....   29,109         726       72,488          --       102,323
  Purchase of securities
   available for sale...  (16,651)       (900)         --           --       (17,551)
  Sale of securities
   available for sale...      --        8,818          --           --         8,818
  Net change loans held
   for investment.......   10,884      15,738     (303,251)         --      (276,629)
  Proceeds of sale of
   OREO.................    2,558       9,360        1,825          --        13,743
  Proceeds of sales of
   IMH stock............      867         --           --           --           867
  Purchases of premises
   and equipment........   (1,721)       (671)      (5,441)         --        (7,833)
  Redemption of FHLB
   stock................      --          --         1,280          --         1,280
  Net change in
   investment in
   subsidiaries.........    4,591         --           --        (4,591)         --
                         --------    --------     --------     --------    ---------
Net cash provided by
 (used in) investing
 activities.............   29,637      33,071     (233,099)      (4,591)    (174,982)
                         --------    --------     --------     --------    ---------
Cash flows from
 financing activities:
  Net change in
   deposits.............      --          --       523,924       31,382      555,306
  Advances from Federal
   Home Loan Bank.......      --          --        44,500          --        44,500
  Repayments of advances
   from Federal Home
   Loan Bank............      --          --       (69,500)         --       (69,500)
  Net change in other
   borrowings...........   19,261     (15,153)     (47,911)       1,232      (42,571)
  Capital contributions
   from ICII............   (4,332)      4,332          --           --           --
  Dividends paid to
   ICII.................   20,915     (16,915)      (4,000)         --           --
  Proceeds from exercise
   of stock options.....    1,037         --           --           --         1,037
  Net change in minority
   interest.............   (1,574)       (111)          22        1,706           43
  Repurchase and
   retirement of stock..  (24,305)        --           --           --       (24,305)
                         --------    --------     --------     --------    ---------
Net cash provided by
 (used in) financing
 activities.............   11,002     (27,847)     447,035       34,320      464,510
                         --------    --------     --------     --------    ---------
  Net change in cash....  (10,005)    (21,926)     252,942       31,382      252,393
  Cash at beginning of
   period...............   13,229      22,651       43,317      (33,818)      45,379
                         --------    --------     --------     --------    ---------
  Cash at end of
   period............... $  3,224    $    725     $296,259     $ (2,436)   $ 297,772
                         ========    ========     ========     ========    =========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                          Year ended December 31, 1997

                                                      Non-
                                      Guarantor    Guarantor
                             ICII    Subsidiaries Subsidiaries Eliminations Consolidated
                           --------  ------------ ------------ ------------ ------------
                                                  (In thousands)
Revenue:
Interest income..........  $ 28,916    $  8,399     $170,928     $ (4,643)    $203,600
Interest expense.........    25,703       2,779       94,374       (4,643)     118,213
                           --------    --------     --------     --------     --------
Net interest income......     3,213       5,620       76,554          --        85,387
Provision for loan and
 lease losses............     5,000       1,075       14,900          --        20,975
                           --------    --------     --------     --------     --------
 Net interest income
  after provision for
  loan and lease
  losses.................    (1,787)      4,545       61,654          --        64,412
                           --------    --------     --------     --------     --------
(Loss) gain on sale of
 loans and leases........    (4,427)      7,908       66,256          --        69,737
Asset management fees....       --        5,810          --           --         5,810
Brokerage commission and
 investment banking
 fees....................       --          --         7,702          --         7,702
Loan servicing (expense)
 income..................    (2,283)      3,943        6,942          872        9,474
Gains on sale of
 securities..............   110,317         411          891          566      112,185
Equity in net income of
 SPFC....................    25,869         --           --           --        25,869
Equity in net loss of
 FMC.....................    (3,050)        --           --           --        (3,050)
Mark to market on
 securities and loans
 held for sale...........      (341)        --           --           --          (341)
Gain on termination of
 REIT contract...........       --       19,046          --           --        19,046
Dividends received from
 subsidiaries............    27,514         --           --       (27,514)         --
Other (expense) income...    (2,573)      1,820        4,813          --         4,060
                           --------    --------     --------     --------     --------
   Total other income....   151,026      38,938       86,604      (26,076)     250,492
                           --------    --------     --------     --------     --------
   Total revenues........   149,239      43,483      148,258      (26,076)     314,904
                           --------    --------     --------     --------     --------
Expenses:
Personnel expense........     4,682       8,548       38,379          --        51,609
Amortization of servicing
 rights..................     1,580         636          --           872        3,088
Occupancy expense........     1,310         598        2,411          --         4,319
Net expenses of other
 real estate owned.......     4,513        (254)       2,268          --         6,527
Professional services....     3,611       1,046        5,008          --         9,665
Amortization of
 goodwill................       --          955        1,536          --         2,491
Provision for loss on
 loan repurchase.........     5,400         --           --           --         5,400
Loss on restructuring to
 Dabney/Resnick/Imperial,
 LLC.....................     3,709         --           --           --         3,709
General, administrative
 and other expense.......     4,922       8,880       14,251          --        28,053
                           --------    --------     --------     --------     --------
   Total expenses........    29,727      20,409       63,853          872      114,861
                           --------    --------     --------     --------     --------
Income (loss) before
 income taxes, minority
 interest, deferred
 inter-company expense
 and extraordinary item..   119,512      23,074       84,405      (26,948)     200,043
Income taxes.............    41,611       9,902       22,515          239       74,267
Minority interest in
 income of consolidated
 subsidiaries............    10,513         --            11          (11)      10,513
                           --------    --------     --------     --------     --------
Income (loss) from
 continuing operations
 before deferred inter-
 company expense.........    67,388      13,172       61,879      (27,176)     115,263
Deferred inter-company
 expense, net of income
 taxes...................      (327)        --           --           327          --
                           --------    --------     --------     --------     --------
Income (loss) from
 continuing operations
 before equity in
 undistributed income of
 subsidiaries............    67,715      13,172       61,879      (27,503)     115,263
Equity in undistributed
 income of subsidiaries..    22,201         --           --       (22,201)         --
                           --------    --------     --------     --------     --------
Income (loss) from
 continuing operations...    89,916      13,172       61,879      (49,704)     115,263
Loss from discontinued
 operations..............       --      (25,347)         --           --       (25,347)
                           --------    --------     --------     --------     --------
Income (loss) before
 extraordinary item......    89,916     (12,175)      61,879      (49,704)      89,916
Extraordinary item--Loss
 on early extinguishment
 of debt, net of income
 taxes...................    (3,995)        --           --           --        (3,995)
                           --------    --------     --------     --------     --------
Net income (loss)........  $ 85,921    $(12,175)    $ 61,879     $(49,704)    $ 85,921
                           ========    ========     ========     ========     ========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                         (Year ended December 31, 1997)

                                                     Non-
                                     Guarantor    Guarantor
                           ICII     Subsidiaries Subsidiaries Eliminations Consolidated
                         ---------  ------------ ------------ ------------ ------------
                                                (In thousands)
Net cash (used in)
 provided by operating
 activities............. $ (19,966)   $  7,312    $ 834,215    $(802,998)   $  18,563
                         ---------    --------    ---------    ---------    ---------
Cash flows from
 investing activities:
  Net change in interest
   bearing deposits.....   (31,390)       (986)     (70,797)       2,804     (100,369)
  Purchase of securities
   available for sale...   (42,938)        --           --           --       (42,938)
  Sale of securities
   available for sale...       --          --        29,354      (23,950)       5,404
  Net change loans held
   for investment.......   (56,088)     47,751     (272,429)     106,801     (173,965)
  Proceeds from sales of
   stock................    83,117         411        1,295          565       85,388
  Investment in Imperial
   Credit Asset
   Resolution Inc.......   (74,810)        --           --        74,810          --
  Cash utilized for
   acquisitions.........      (750)        --      (123,738)         --      (124,488)
  Net change in
   investment in
   subsidiaries.........   (11,803)        --           --        11,803          --
  Other, net............     3,645      (2,513)     (40,377)      69,586       30,341
                         ---------    --------    ---------    ---------    ---------
Net cash (used in)
 provided by investing
 activities.............  (131,017)     44,663     (476,692)     242,419     (320,627)
                         ---------    --------    ---------    ---------    ---------
Cash flows from
 financing activities:
  Net change in
   deposits.............       --          --       117,575      (30,737)      86,838
  Advances from Federal
   Home Loan Bank.......       --          --        50,000          --        50,000
  Repayments of advances
   from Federal Home
   Loan Bank............       --          --      (145,500)         --      (145,500)
  Net change in other
   borrowings...........   (15,363)    (58,518)    (290,113)     507,499      143,505
  Proceeds from offering
   of Senior Notes......   194,500         --           --           --       194,500
  Borrowings from
   Imperial Credit
   Investment Corp......    10,000         --           --       (10,000)         --
  Proceeds from offering
   of Remarketed
   Securities...........    68,075         --           --           --        68,075
  Repurchase of Senior
   Notes................   (73,241)        --           --           --       (73,241)
  Dividends paid to
   ICII.................    18,450         --       (18,450)         --           --
  Net change in minority
   interest.............   (44,203)        --           111       (7,670)     (51,762)
  Other, net............       781          20      (92,754)      92,734          781
                         ---------    --------    ---------    ---------    ---------
Net cash provided by
 (used in) financing
 activities.............   158,999     (58,498)    (379,131)     551,826      273,196
                         ---------    --------    ---------    ---------    ---------
  Net change in cash....     8,016      (6,523)     (21,608)      (8,753)     (28,868)
  Cash at beginning of
   period...............     5,213       7,973       64,926       (3,865)      74,247
                         ---------    --------    ---------    ---------    ---------
  Cash at end of
   period............... $  13,229    $  1,450    $  43,318    $ (12,618)   $  45,379
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

 California Regulations

   California industrial loan law establishes minimum capital levels and other ratios that limit the ability of the Bank to pay dividends. Under these regulations, SPB cannot pay dividends if the amount of SPB's non-demand deposits is greater than 20 times the amount of SPB's "capital not available for dividends." "Capital not available for dividends" is the amount of equity capital that is established by the Board of Directors through an amendment to SPB's by-laws. At its January 1998 meeting, the Directors approved a by-law amendment declaring $150 million of capital not available for dividends, representing a $25 million increase from the previously declared amount. At December 31, 1999 and 1998, the relationships of non-demand deposits to capital not available for dividends were 10.8 times and 11.4 times, respectively.

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

   Quantitative measures established by regulation to ensure capital adequacy require SPB to maintain minimum amounts and ratios, set forth in the table below, of Total and Tier-1 capital to risk-weighted assets and Tier-1 capital to average assets. Management believes, as of December 31, 1999, that SPB meets all capital adequacy requirements to which it is subject.

   As of December 31, 1999, the most recent notification from the FDIC categorized SPB as well-capitalized under the regulatory framework for prompt and corrective action. To be categorized as well-capitalized, SPB must maintain minimum total risk-based, Tier-1 risk-based and Tier-1 leverage ratios. The following table sets forth the capital categories and the SPB's ratios as of December 31, 1999:

   The following table sets forth the capital categories and the Bank's ratios as of December 31, 1999:

                               Total Risk-based      Tier-1 Risk-based      Tier-1 Leverage
   Capital Category                  Ratio                 Ratio                 Ratio
   ----------------          ---------------------  --------------------  --------------------
   Well-capitalized........  (greater than or =)10% (greater than or =)6% (greater than or =)5%
   Adequately capitalized..  (greater than or =) 8% (greater than or =)4% (greater than or =)4%
   Under-capitalized.......                   <  8%                  < 4%                  < 4%
   Significantly under-
    capitalized............                   <  6%                  < 3%                  < 3%
   Southern Pacific Bank,
    December 31, 1999......                  10.67%                 7.78%                 8.94%

                       IMPERIAL CREDIT INDUSTRIES, INC.

   The following table presents SPB's actual capital ratios and the corresponding minimum and well capitalized capital ratio requirements under the (i) California Leverage limitation, (ii) FDIC Risk-based Capital and Tier 1 Capital regulations, and (iii) the FDIC Leverage ratio regulation as of December 31, 1999 and 1998.

 December 31, 1999

                                                                    Well
                                                  Minimum       Capitalized
                                   Actual       Requirement     Requirement
                               --------------  --------------  --------------
                                Amount  Ratio   Amount  Ratio   Amount  Ratio
                               -------- -----  -------- -----  -------- -----
                                          (Dollars in Thousands)
California Leverage
 Limitation................... $169,962 10.45% $ 81,308 5.00%  $    N/A   N/A%
Risk-based Capital............  219,278 10.67   164,445 8.00    205,557 10.00
Risk-based Tier 1 Capital.....  160,018  7.78    82,223 4.00    123,334  6.00
FDIC Leverage Ratio...........  160,018  8.94    71,610 4.00     89,512  5.00

 December 31, 1998

                                                                    Well
                                                  Minimum       Capitalized
                                   Actual       Requirement     Requirement
                               --------------  --------------  --------------
                                Amount  Ratio   Amount  Ratio   Amount  Ratio
                               -------- -----  -------- -----  -------- -----
                                          (Dollars in Thousands)
California Leverage
 Limitation................... $179,022 10.45% $ 85,688 5.00%  $    N/A   N/A%
Risk-based Capital............  221,657 11.12   159,410 8.00    199,264 10.00
Risk-based Tier 1 Capital.....  167,823  8.42    79,705 4.00    119,558  6.00
FDIC Leverage Ratio...........  167,823  8.62    77,861 4.00     97,326  5.00

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

   The first MOU addressing these issues was signed by the FDIC and SPB on November 2, 1998. Under this MOU, SPB is required to take a number of actions to address and correct the accounting and Y2K preparedness concerns of the FDIC. SPB, under the direction of its board of directors, developed and implemented a Y2K readiness plan and budget, with specific deadlines and action steps. SPB believes it is currently in compliance in all material respects with FDIC minimum Y2K readiness requirements and guidelines. In the first quarter of 1999, SPB received an interim satisfactory rating from the FDIC related to SPB's Y2K preparedness and contingency planning. As a result of the progress SPB made in implementing its Y2K readiness plan, the FDIC and California Department of Financial Institutions ("DFI") terminated the November 2, 1998 Memorandum of Understanding ("MOU") primarily relating to Y2K concerns, during the third quarter of 1999.

   On January 19, 1999, the FDIC and DFI issued a second MOU as a result of the 1998 joint exam, which addressed accounting controls and policies and alleged violations of law. Under the second MOU, SPB is required to:

  . adopt and implement policies to provide adequate accounting controls consistent with safe and sound banking practices,

  . eliminate or correct violations of law described in the FDIC/DFI examination, and

  . achieve and maintain regulatory capital requirements applicable to a "well capitalized" depository institution. In addition, under the second MOU, SPB is allowed to pay dividends to ICII in accordance

                       IMPERIAL CREDIT INDUSTRIES, INC.

   with its normal dividend policy. Our policy allows SPB to pay cash dividends of up to 35% of SPB's net income. Our policy further states that SPB is prohibited from paying any cash dividend if it is not, immediately prior and subsequent to the dividend, a "well-capitalized" institution within the meaning of FDIC regulations.

   SPB responded to the FDIC's criticisms in its May 1998 information systems examination by retaining an internationally-recognized independent accounting firm to conduct a general ledger account reconciliation project in order to identify, trace and resolve all outstanding unreconciled general ledger items on SPB's books and records. Work on this reconciliation project was completed by December 31, 1998. In consultation with the independent accounting firm, SPB has developed and implemented new policies and procedures which are designed to improve the efficiency and timeliness of general ledger reconciliation tasks and related financial accounting matters. SPB continues to reconcile all general ledger accounts on a timely basis. Management believes it is in compliance with the terms of the MOU at December 31, 1999.

                        IMPERIAL CREDIT INDUSTRIES, INC.

30. Imperial Credit Industries, Inc. (Parent Company Only)

                            CONDENSED BALANCE SHEETS

                                                              December 31,
                                                            -----------------
                                                              1999     1998
                                                            -------- --------
                                                             (In thousands)
                          ASSETS
                          ------
Cash....................................................... $ 11,110 $  3,224
Interest bearing deposits..................................   35,049    2,281
Securities available for sale..............................   41,365   69,115
Trading securities.........................................   33,462   49,507
Loans held for sale........................................    1,441    1,698
Loans held for investment, net.............................   55,721   45,029
Premises and equipment, net................................    1,846    2,808
Other real estate owned, net...............................      187      318
Investment in FMC..........................................      --    56,334
Investment in subsidiaries.................................  255,024  276,863
Accrued interest on loans..................................    2,135    3,216
Goodwill...................................................   11,778      --
Other assets...............................................   22,062   25,906
Net assets of discontinued operations......................   44,396   43,624
                                                            -------- --------
    Total assets........................................... $515,576 $579,923
                                                            ======== ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Other borrowings........................................... $  7,911 $ 20,481
Company obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely debentures
 of the company ("ROPES")                                     63,915   72,165
Senior Notes...............................................  185,185  219,858
Minority interest in consolidated subsidiaries.............      103     (628)
Other liabilities..........................................   53,082   34,526
                                                            -------- --------
    Total liabilities......................................  310,196  346,402
                                                            -------- --------
Shareholders' equity:
  Common stock, no par value, authorized 80,000,000 shares;
   33,198,661 and 36,785,898 shares issued and outstanding
   at December 31, 1999 and 1998, respectively.............   97,220  129,609
  Retained earnings........................................   98,437  101,265
  Shares held in deferred executive compensation plan......    7,107    3,833
  Accumulated other comprehensive income--unrealized gain
   (loss) on securities available for sale, net............    2,616   (1,186)
                                                            -------- --------
    Total shareholders' equity.............................  205,380  233,521
                                                            -------- --------
    Total liabilities and shareholders' equity............. $515,576 $579,923
                                                            ======== ========

                        IMPERIAL CREDIT INDUSTRIES, INC.

          CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                        December 31,
                                                 -----------------------------
                                                   1999      1998       1997
                                                 --------  ---------  --------
                                                       (In thousands)
Revenues:
  Interest income............................... $ 21,521  $  30,082  $ 28,916
  Interest expense..............................   32,184     30,617    25,703
                                                 --------  ---------  --------
    Net interest (expense) income...............  (10,663)      (535)    3,213
  Provision for loan and lease losses...........      210        --      5,000
                                                 --------  ---------  --------
  Net interest expense after provision for loan
   and lease losses.............................  (10,873)      (535)   (1,787)
  Gain (loss) on sale of loans..................       20         46    (4,427)
  Loan servicing income (expense)...............       59       (434)   (2,283)
  Loss on impairment of securities..............      --    (120,138)      --
  Gain (loss) on sale of securities.............   31,434       (179)  110,317
  Mark to market on securities..................   11,314     (4,993)     (341)
  Dividends received from subsidiaries..........    6,564     25,410    27,514
  Equity in net income of SPFC..................      --      12,739    25,869
  Equity in net (loss) income of FMC............      (53)     3,235    (3,050)
  Other income (loss)...........................    1,965        362    (2,573)
                                                 --------  ---------  --------
    Total other income (loss)...................   51,303    (83,952)  151,026
                                                 --------  ---------  --------
  Total revenue.................................   40,430    (84,487)  149,239
                                                 --------  ---------  --------
Expenses:
  Personnel expense.............................    3,133      4,415     4,682
  Occupancy expense.............................      784      1,267     1,310
  Other expense.................................    5,401     10,592    23,735
                                                 --------  ---------  --------
    Total expenses..............................    9,318     16,274    29,727
                                                 --------  ---------  --------
  Income (loss) before income taxes, minority
   interest, deferred inter-company items and
   extraordinary item...........................   31,112   (100,761)  119,512
  Income taxes..................................   10,020    (55,061)   41,611
                                                 --------  ---------  --------
  Income (loss) before minority interest,
   deferred inter-company items and
   extraordinary item...........................   21,092    (45,700)   77,901
  Minority interest in income (loss) of
   consolidated subsidiaries....................      421     (1,552)   10,513
  Deferred inter-company expense, net of income
   taxes........................................      --         --       (327)
                                                 --------  ---------  --------
  Income (loss) before extraordinary item.......   20,671    (44,148)   67,715
  Extraordinary item--income (loss) on
   extinguishment of debt, net of income taxes..    4,021        --     (3,995)
                                                 --------  ---------  --------
  Income (loss) before equity in undistributed
   income of subsidiaries.......................   24,692    (44,148)   63,720
  Equity in undistributed (loss) income income
   of subsidiaries, net of income taxes(1)......  (27,520)   (29,485)   22,201
                                                 --------  ---------  --------
    Net (loss) income........................... $ (2,828) $ (73,633) $ 85,921
                                                 ========  =========  ========
  Other comprehensive income (loss).............    3,802     (3,112)   (3,084)
                                                 --------  ---------  --------
    Comprehensive income (loss)................. $    974  $ (76,745) $ 82,837
                                                 ========  =========  ========

--------
(1) Includes net loss from discontinued operations of $899,000, $14.5 million and $25.3 million for 1999, 1998 and 1997, respectively.

                        IMPERIAL CREDIT INDUSTRIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                        December 31,
                                                 -----------------------------
                                                   1999      1998      1997
                                                 --------  --------  ---------
                                                       (In thousands)
Net cash provided by (used in) operating
 activities..................................... $ 19,031  $(50,644) $ (19,966)
                                                 --------  --------  ---------
Cash flows from investing activities:
  Net change in interest bearing deposits.......  (32,768)   29,109    (31,390)
  Proceeds from sale of other real estate
   owned........................................    1,216     2,558      4,637
  Purchase of securities available for sale.....   (4,050)  (16,651)   (42,938)
  Sale of securities available for sale.........    4,875       --         --
  Investment in Imperial Credit Asset Resolution
   Inc..........................................      --        --     (74,810)
  Proceeds from sale of securities..............   91,709       867     83,117
  Net change in loans held for investment.......  (11,984)   10,884    (56,088)
  Net change in investment in subsidiaries......   21,839     4,591    (11,803)
  Cash utilized for acquisitions................   (8,132)      --        (750)
  Purchase of premises and equipment............   (1,246)   (1,721)      (992)
                                                 --------  --------  ---------
Net cash provided by (used in) investing
 activities.....................................   61,459    29,637   (131,017)
                                                 --------  --------  ---------
Cash flows from financing activities:
  Proceeds from offering of Senior Notes due
   2007.........................................      --        --     194,500
  Proceeds from offering of ROPES...............      --        --      68,075
  Repayments of Senior Notes due 2004...........      --        --     (73,241)
  Borrowings from Imperial Credit Investment
   Corporation..................................      --        --      10,000
  Proceeds from issuance of mandatorily
   redeemable cumulative preferred stock........   30,000       --         --
  Repurchase and extinguishment of mandatorily
   redeemable cumulative preferred stock........  (31,353)      --         --
  Repurchase and extinguishment of ROPES........   (6,628)      --         --
  Repurchase and extinguishment of Senior
   Notes........................................  (27,453)      --         --
  Repurchase and retirement of common stock and
   warrants.....................................  (29,460)  (24,305)      (551)
  Capital contributions to consolidated
   subsidiaries.................................   (2,681)   (4,332)       --
  Dividends and return of capital received from
   consolidated
   subsidiaries.................................    6,561    20,915     18,450
  Proceeds from exercise of stock options.......      249     1,037      1,332
  Net change in other borrowings................  (12,570)   19,261    (15,363)
  Net change in minority interest...............      731    (1,574)   (44,203)
                                                 --------  --------  ---------
Net cash (used in) provided by financing
 activities.....................................  (72,604)   11,002    158,999
                                                 --------  --------  ---------
Net change in cash..............................    7,886   (10,005)     8,016
Cash at beginning of year.......................    3,224    13,229      5,213
                                                 --------  --------  ---------
Cash at end of year............................. $ 11,110  $  3,224  $  13,229
                                                 ========  ========  =========

                        IMPERIAL CREDIT INDUSTRIES, INC.

Supplemental Disclosure of Cash Flow Information

   The following information supplements the condensed statements of cash flows:

                                                          December 31,
                                                     ------------------------
                                                      1999    1998     1997
                                                     ------- -------  -------
                                                         (In thousands)
   Cash paid during the period for:
     Interest....................................... $33,911 $28,892  $19,349
     Income taxes...................................     817   5,884   24,611
   Significant non-cash activities:
     Loans transferred to OREO......................   1,082   2,798    6,751
     Change in unrealized gain on securities
      available for sale, net.......................   3,802  (3,112)  (3,084)
     Assets contributed to SPB......................     --    9,547      --

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information with respect to the directors and executive officers of the Company.

               Name              Age            Position with Company
               ----              ---            ---------------------
   H. Wayne Snavely(1)(4)......   58 Chairman of the Board, President and Chief
                                      Executive Officer

   Brad S. Plantiko(1)(4)......   44 Executive Vice President, Chief Financial
                                      Officer and Director

   Irwin L. Gubman(1)..........   57 General Counsel and Secretary

   Paul B. Lasiter(4)..........   33 Senior Vice President and Controller

   John G. Getzelman(1)(4).....   57 President of SPB

   Scott B. Sampson(1)(4)......   57 President of Coast Business Credit

   Kevin E. Villani............   51 Executive Vice President

   Stephen J. Shugerman........   52 Director

   Robert S. Muehlenbeck(2)....   52 Director

   Perry A. Lerner(2)(3).......   56 Director

   James P. Staes(3)...........   61 Director

--------
(1) Member of Executive Committee.

(2) Member of Compensation Committee.

(3) Member of Audit Committee.

(4) Member of Asset & Liability Committee.

   H. Wayne Snavely has been our Chairman of the Board and Chief Executive Officer since December 1991 and President since February 1996. Mr. Snavely served as a director of Imperial Bank from 1975 to 1983 and from 1993 to January 1998. He serves on the Board of Visitors of the Graduate School of Business Management at Pepperdine University. Mr. Snavely is Chairman of the Board of ICCMIC.

   Brad S. Plantiko has been Executive Vice President and Chief Financial Officer of the Company since July 1998. From October 1980 to July 1998, Mr. Plantiko was with KPMG Peat Marwick, LLP, where he was partner in-charge of its finance company services for the western United States. Mr. Plantiko has more than 18 years of experience serving banks, thrifts, mortgage banks and finance companies. He serves on the Board of Visitors of the Graduate School of Business Management at Pepperdine University. Mr. Plantiko is a member of the American Institute of Certified Public Accountants.

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

   Paul B. Lasiter has been our Senior Vice President and Controller since November 1992. From June 1988 to November 1992, Mr. Lasiter was a Supervising Senior Accountant for KPMG Peat Marwick, LLP, specializing in the financial institutions industry. Mr. Lasiter is a Certified Public Accountant.

   John C. Getzelman has been President of SPB since December 1998. Prior to this, Mr. Getzelman was President of Community Bank of Pasadena, California from 1992 through 1998. From 1971 to 1992, Mr. Getzelman was associated with Security Pacific Corporation including 16 years on international assignments in Latin America and Asia. Mr. Getzelman served as Chairman and CEO of Rainier Bank in Seattle, a subsidiary of Security Pacific from 1988 to 1992. Mr. Getzelman is a member of the Board of Trustees of Seattle University, a member of the boards of the House Ear Institute and the Pasadena Symphony. He is also a member of the Visiting Committee of the University of Southern California.

   Scott B. Sampson has been President of the Coast Business Credit division of SPB since February 1995. Prior to this, Mr. Sampson was President Of Security Pacific Business Credit from 1985 to 1994. From 1975 to 1985, Mr. Sampson was Western Group Manager at Aetna Life and Casualty.

   Kevin E. Villani was our Executive Vice President, Finance, from July 1998 to October 1999. Mr. Villani was Executive Vice President and Chief FInancial Officer from September 1995 through July 1998. Mr. Villani was President of ICAM and served as a member of our Board of Directors until December 31, 1999, and is Vice Chairman of the Board of ICCMIC. Mr. Villani joined the University of Southern California as the Wells Fargo Visiting Professor of Finance in 1990 and remained on the full-time faculty through 1997. From 1985 to 1990, he was the Executive Vice President and Chief Financial Officer for Imperial Corporation of America. From 1982 to 1985, Mr. Villani served in various capacities at the Federal Home Loan Mortgage Corporation, including Chief Economist and Chief Financial Officer. Mr. Villani resigned as of September 30, 1999 as an executive officer of ICII and resigned as of December 31, 1999 as President of ICAM and as a director of ICII.

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

   Perry A. Lerner has been a Director since May 1992. He has been a principal in the investment firm of Crown Capital Group, Inc., since 1996. Mr. Lerner was with the law firm of O'Melveny & Myers from 1982 to 1997, having been a partner with the firm from 1984 to 1996. Mr. Lerner was an Attorney-Advisor of the International Tax Counsel of the United States Treasury Department from 1973 to 1976. Mr. Lerner is a Director of Boss Holdings Inc., a specialty consumer products company.

   James P. Staes has been a Director since December 1999. Mr. Staes, a commercial banker and retired Navy Captain, served as President and CEO of Home Bank in Signal Hill, California from 1982 to 1996 and Vice Chairman of California United Bank from 1996 to 1997. Mr. Staes is a past President of the California Bankers Association and Southern California Community Bankers Association. Mr. Staes also served as a director of the Western Independent Bankers Association and as a member of the Conference of State Bank Supervisors.

   Our directors hold office until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier resignation or removal. All officers are appointed by and serve at the discretion of our Board of Directors, subject to employment agreements, where applicable.

   With the exception of Mr. Snavely and Mr. Shugerman, in their capacities as Chairman and Director of Southern Pacific Funding Corporation, respectively, no directors or executive officers were involved in any petitions under the Federal bankruptcy laws during the past five years.

ITEM 11. EXECUTIVE COMPENSATION

   The members of our board of directors who are not employees of our company receive cash compensation of $7,500 per quarter and $500 for each board of directors meeting attended and for each committee meeting attended which is not on the same day as another board meeting. In addition, these non-employee directors receive options to purchase 10,000 shares of our common stock which vest on the one-year anniversary of the date of grant and become first exercisable one year from the date of the grant at a price equal to the fair market value of the common stock on the date of the grant, and which expire on the tenth anniversary of the date of the grant.

   In addition to the compensation received by directors described above, Stephen J. Shugerman received additional compensation of $140,268 during the period from September 1, 1999 to December 31, 1999. Mr. Shugerman was paid $80,291 after his last day of employment with the Company in satisfaction of accrued vacation Mr. Shugerman earned while he was an employee of the Company. Additionally, Mr. Shugerman was paid $59,977 under the terms of his severance agreement. All of these amounts are included in Mr. Shugerman's compensation information for 1999 in the table below.

   The following table provides information concerning the cash and non-cash compensation earned and received by our Chief Executive Officer and our four highly compensated executive officers (the "Named Executive Officers"), other than our Chief Executive Officer, whose salary and bonus during the fiscal year ended December 31, 1999 exceeded $100,000:

                          SUMMARY COMPENSATION TABLE

                                                                    Long Term
                                                                   Compensation
                             Annual Compensation                      Awards
                           ------------------------                ------------
    Name and Principal     Fiscal                   Other Annual     Options
         Position           Year   Salary   Bonus   Compensation     Granted
    ------------------     ------ -------- -------- ------------   ------------
H. Wayne Snavely..........  1999  $500,000 $    --    $76,558(1)     150,000(2)
 President, Chief
  Executive                 1998   502,114      --     78,640(1)         --
 Officer and Chairman       1997   450,000  700,000    29,082(1)         --

Brad S. Plantiko..........  1999  $175,000 $125,471   $63,828(3)     100,000(2)
 Executive Vice President   1998    77,403   99,519    55,815(3)      84,000(2)
  and Chief Financial
  Officer

Irwin L. Gubman...........  1999  $210,385 $    --    $64,703(4)     100,000(2)
 General Counsel and
  Secretary                 1998   201,532  125,000    18,557(4)      26,800(2)
                            1997   200,000  200,000    16,852(4)      70,000(2)

John C. Getzelman.........  1999  $196,285 $    --    $16,614(5)      50,000(2)
 President, Southern
  Pacific Bank              1998    15,385      --        923(5)      50,000(2)

Scott B. Sampson..........  1999  $300,000 $391,000   $10,228(6)         --
 President, the Coast       1998   227,302  471,404    13,517(6)      67,000(2)
  Business Credit division
  of Southern Pacific Bank  1997   200,000  334,527    12,663(6)         --

Kevin E. Villani..........  1999  $350,000 $    --    $66,753(8)      50,000(2)
 Executive Vice President,
  Finance(7)                1998   352,691  150,000    71,110(8)      34,000(2)
                            1997   300,000  266,666    17,082(8)      50,000(2)
Stephen J. Shugerman......  1999  $334,615 $    --    $65,233(10)        --
 Vice-Chairman of SPB(9)    1998   304,224      --     71,325(10)        --
                            1997   250,000  501,000    21,882(10)        --

--------
(1) In 1999, 1998 and 1997, consists of (1) a car allowance paid by our company of $18,000, $18,000 and $18,000, respectively, and (2) aggregate contributions paid by our company of $58,558, $60,640 and $11,082, respectively, under employee benefit plans.
(2) See "--Stock Option Plans" for details regarding the terms of such options.

(3) In 1999 and 1998, consists of (1) a car allowance paid by our company of $9,000 and $3,980, respectively, and (2) aggregate contributions paid by our company of $54,828 and $51,835, respectively, under employee benefit plans.

(4) In 1999, 1998 and 1997 consists of (1) a car allowance paid by our company of $9,000, $8,307 and $6,000, respectively, and (2) aggregate contributions paid by our company of $55,703, $10,250 and $10,852, respectively, under employee benefit plans.

(5) In 1999 and 1998, consists of (1) a car allowance paid by our company of $12,000 and $923, respectively, and (2) aggregate contributions paid by our company of $4,614 and $0, respectively, under employee benefit plans.

(6) In 1999, 1998 and 1997, consists of (1) a car allowance paid by our company of $6,000, $6,000 and $6,000, respectively, and (2) aggregate contributions paid by our company of $4,228, $7,517 and $6,663, respectively, under employee benefit plans.

(7) Mr. Villani served as Chief Financial Officer until July 1998. Mr. Villani served as Executive Vice President, Finance until September 30, 1999. Mr. Villani served as a director and President of Imperial Credit Asset Management until December 31, 1999.

(8) In 1999, 1998 and 1997, consists of (1) a car allowance paid by our company of $12,000, $10,615, and $6,000, respectively, and (2) aggregate contributions paid by our company of $54,753, $60,495, and $11,082, respectively, under employee benefit plans.

(9) Mr. Shugerman resigned as President of SPB effective December 1998. Mr. Shugerman resigned as Vice Chairman of SPB on September 1, 1999.

(10) In 1999, 1998 and 1997, consists of (1) a car allowance paid by our company of $7,061, $10,800, and $10,800, respectively, and (2) aggregate contributions paid by our company of $58,172, $60,525, and $11,082, respectively, under employment benefit plans.

                 Option Grants, Exercises and Year End Values

                                                                  Potential
                                                                  Realized
                                                              Value at Assumed
                                                               Annual Rates of
                                                                 Stock Price
                                                              Appreciation for
                      1999   Percentage  Exercise                Option Term
                     Options  of Total    Price    Expiration -----------------
        Name         Granted   Grants   Per Option    Date       5%      10%
        ----         ------- ---------- ---------- ---------- -------- --------
H. Wayne Snavely.... 100,000   10.32%     $7.56      1/27/04  $208,938 $461,698
H. Wayne Snavely....  50,000    5.16       8.00      2/23/04   110,513  244,204
Brad S. Plantiko....  50,000    5.16       8.00      2/23/04   110,513  244,204
Brad S. Plantiko....  50,000    5.16       4.00     10/25/04    55,256  122,102
Irwin L. Gubman.....  50,000    5.16       8.00      2/23/04   110,513  244,204
Irwin L. Gubman.....  50,000    5.16       4.00     10/25/04    55,256  122,102
John C. Getzelman...  50,000    5.16       8.00      2/23/04   110,513  244,204
Kevin E. Villani....  50,000    5.16       8.00      2/23/04   110,513  244,204

    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                 Number of         Number of
                                                Unexercised    Unexercised Senior
                                               Options at FY-      Management
                                                    End            Options at
                                              Under the Option  FY-End Under the    Value of all Unexercised
                           Shares                   Plan          Option Plan       In-the-Money Options at
                         Acquired on  Value     Exercisable/      Exercisable/         December 31, 1999
          Name            Exercise   Realized Unexercisable(1)  Unexercisable(2)  Exercisable/Unexercisable(3)
          ----           ----------- -------- ---------------- ------------------ ----------------------------
H. Wayne Snavely........     --         --    240,000/310,000      917,052/--      $4,683,958/$--
Brad S. Plantiko........     --         --     16,800/167,200           --/--                 --/112,500
Irwin L. Gubman.........     --         --     51,360/175,440           --/--                 --/112,500
John C. Getzelman.......     --         --      10,000/90,000           --/--                 --/--
Scott B. Sampson........     --         --          --/84,000           --/--                 --/--
Kevin E. Villani........     --         --    116,800/154,000           --/--              5,999/2,000
Stephen J. Shugerman....     --         --      60,000/40,000      158,524/--            768,818/--

--------
(1) For a description of the terms of such options, see "--Stock Option Plans."
(2) For a description of the terms of such options, see "--Senior Management Stock Options."
(3) Based on a price per share of $6.25, which was the price of a share of our common stock as quoted on the Nasdaq National Market at the close of business on December 31, 1999.

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

   Pursuant to the employment agreement with Mr. Snavely, he is entitled to receive compensation following his termination, as follows: (1) with cause: base salary shall be paid through the date on which termination occurs, or (2) without cause (or for "good reason" as defined in the employment agreement), base salary shall be paid through the date of termination together with the pro-rata portion of any cash bonus award the employee would be entitled to receive at year end and a severance amount equal to base salary reduced by the employee's projected primary social security benefit. The severance amount shall be further reduced if the executive becomes employed by another company or becomes an independent contractor of another company and shall be eliminated entirely if such other company is determined by our board of directors to compete with our company.

   As of September 1, 1998, Mr. Sampson entered into an employment agreement that expires on January 31, 2002, which provides for an annual base salary of $300,000 plus an annual incentive bonus. Mr. Sampson's bonus is equal to 1.5% of Coast Business Credit's annual pre-tax profit determined in accordance with generally accepted accounting principles and is contingent upon Coast Business Credit's annual net profit equaling or exceeding either 2% of its average assets for the calendar year, exclusive of goodwill, or a pretax return on its capital for the year of 20%.

   Pursuant to the employment agreement with Mr. Sampson, he is entitled to receive compensation following his termination, as follows: (1) with cause or by mutual agreement or voluntarily by Mr. Sampson: base salary shall be paid through the date on which termination occurs, or (2) without cause (or if there is more than a 10 mile change in physical location of employment): base salary shall be paid through the term of employment together with the prorata portion of any incentive cash bonus the employee would be entitled to receive for the year of termination.

Compensation Committee Interlocks and Insider Participation

   Our company's Compensation Committee consists of Messrs. Muehlenbeck and Lerner. Mr. Muehlenbeck retired in 1998 as an Executive Vice President of Imperial Bank. Mr Lerner is the Manager of Corona Film Finance Fund (in which ICII is an investor).

Termination Protection Agreements

   In January 1999, we entered into termination protection agreements with Messrs. Snavely, Gubman and Plantiko. The agreements provide for severance payments to those senior executives in the event of a change in control of our company and a subsequent termination of any one of these senior executives within three years of a change in control for any reason. The senior executives will receive a lump sum payment of three times their respective base salaries and their highest bonus earned in any of the last three fiscal years preceding the change in control and a percentage of their respective bonuses for the year in which the change of control occurs.

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

   A change in control for purposes of the termination protection agreements includes the following events: (1) any person or persons become the beneficial owner of at least 40% of our outstanding common stock other than by the acquisition of such common stock directly from our company, or (2) any merger or other business combination, liquidation or sale of substantially all of our assets where our shareholders and any trustee or fiduciary of our employee benefit plans own less than 60% of the surviving corporation, or (3) within any 24 month period, the persons who were directors immediately before the beginning of such period cease to constitute at least a majority of our board, or the board of any successor corporation.

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

   We recognize compensation expense with respect to the senior management stock options because they were granted at less than the estimated market value of our common stock. The total compensation expense was $2.2 million, all of which was recognized as of December 31, 1997. See "Note 22 of Notes to Consolidated Financial Statements."

Stock Option Plans

 1992 Stock Option Plan

   A total of 2,292,632 shares of our Common Stock has been reserved for issuance under our 1992 Incentive Stock Option and Nonstatutory Stock Option Plan (the "1992 Stock Option Plan"), which expires by its own terms in 2002. A total of 734,268 options were outstanding at December 31, 1999.

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

   The 1996 Stock Option Plan is administered by a committee of directors appointed by the board of directors (the "Committee"). ISOs may be granted to the officers and key employees of the Company or any of its subsidiaries. The exercise price for any option granted under the 1996 Stock Option Plan may not be less than 100% (110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of our outstanding common stock) of the fair market value of the shares of common stock at the time the option is granted. The purpose of the 1996 Stock Option Plan is to provide a means of performance-based compensation in order to attract and retain qualified personnel and to provide an incentive to those whose job performance affects our company. The effective date of the 1996 Stock Option Plan was June 21, 1996. A total of 3,000,000 shares of our common stock is reserved for issuance under the 1996 Stock Option Plan and a total of 2,635,580 options were outstanding at December 31, 1999.

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

   The exercise price of any option granted under the 1996 Stock Option Plan is payable in full: (1) in cash (2) by surrender of shares of the Company's Common Stock already owned by the option holder having a market value equal to the aggregate exercise price of all shares to be purchased including, in the case of the exercise of NQSOs, restricted stock subject to an Award under the 1996 Stock Option Plan, (3) by cancellation of indebtedness owed by the Company to the optionholder, or (4) by any combination of the foregoing.

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

Profit Sharing and 401(k) Plan

   On July 1, 1993, we terminated participation in Imperial Bancorp's 401(k) and profit sharing plans, and we established our own 401(k) plan. On September 30, 1993, Imperial Bancorp transferred all plan assets to our company. Under our 401(k) plan, employees may elect to enroll on the first of any month, provided that they have been employed for at least six months. Employees may contribute up to 14% of their salaries. We will match 50% of the first 4% of employee contributions. We recorded 401(k) matching expense of $334,000, $457,000 and $246,000, for the years ended December 31, 1999, 1998, and 1997, respectively.

   We may make an additional contribution at our discretion. If we made a discretionary contribution, the contribution would first be allocated to those employees deferring salaries in excess of 4%. The matching contribution would be 50% of any deferral in excess of 4% up to a maximum deferral of 8%. If discretionary contribution funds remain following the allocation outlined above, then any remaining company discretionary contributions would be allocated as a 50% match of employee contributions, on the first 4% of the employee's deferrals. There were no discretionary contributions charged to operations in 1999, 1998, or 1997. We make matching contributions as of December 31st each year.

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

   Deferred compensation contributed to DEC Plan 1 will be invested in our common stock. In 1998 and 1999, we matched contributions to the DEC Plan 1, to be paid in our common stock, on a formula basis up to $50,000 per participant provided minimum returns or equity have been met. The Company has elected not to match contributions in FYE 2000. We also reserve the right to make discretionary matches, to be paid in our common stock, in any year. Matching contributions will vest 50% a year, commencing one year from the date of the matching contributions. Matching contributions will vest completely if a participating employee retires, becomes permanently disabled, or dies.

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

   We also entered into agreements to indemnify our directors and officers in addition to the indemnification provided for in the Articles of Incorporation and Bylaws. These agreements, among other things, indemnify our directors and officers for certain expenses (including attorneys' fees), judgments, fines, and settlement amounts incurred in any action or proceeding, including any action by or in the right of our company, on account of services as our director or officer, as a director or officer of any of our subsidiaries, or as a director or officer of any other enterprise to which the person provides services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and officers. We have directors' and officers' liability insurance in the amount of $20.0 million. At present, there is no pending litigation or proceeding involving a director, officer or employee of the Company as to which indemnification is sought, nor are we aware of any threatened litigation or proceeding that may result in claims for indemnification, except as set forth in Item 3. Legal Proceedings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of January 31, 2000, by (I) each director of the Company, (ii) the Chief Executive Officer and the four most highly compensated executive officers whose salary exceeded $100,000 for the year ended December 31, 1999, (iii) each person who is known to the Company to own beneficially more than 5% of the Common Stock, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                              Number of Shares    % of Total
            Beneficial Owner(1)              Beneficially Owned Outstanding(2)
            -------------------              ------------------ --------------
Wallace R. Weitz & Company(3)...............     8,890,700           25.4
H. Wayne Snavely(4).........................     1,774,904            5.1
Stephen J. Shugerman(5).....................       331,027             *
Perry A. Lerner(6)..........................       141,091             *
Robert S. Muehlenbeck(7)....................       126,187             *
James P. Staes..............................           500             *
Paul B. Lasiter(8)..........................        80,171             *
Irwin L. Gubman(9)..........................        80,468             *
Brad S. Plantiko(10)........................        52,259             *
John G. Getzelman(11).......................        10,000             *
Scott B. Sampson(12)........................        43,269             *
Kevin E. Villani(13)........................       123,570             *
All Directors and Officers as a Group (12
 persons)(14)...............................     2,775,213            7.9%

--------
  *   Less than 1%.

 (1) Each of such persons may be reached through our company at 23550 Hawthorne Boulevard, Building One, Suite 110, Torrance, California 90505, telephone (310) 373-1704.

 (2) Percentage ownership is based on 35,067,441 shares of common stock outstanding as of January 31, 2000.

 (3) Based upon a Schedule 13G filed with the Company reflecting beneficial ownership as of December 31, 1999. The shares are owned by various investment advisory clients of Wallace R. Weitz & Co., which is deemed a beneficial owner of the shares only by virtue of the direct or indirect investment and/or voting discretion they possess pursuant to the provisions of investment advisory agreements with such clients.

 (4) Includes 1,177,052 shares subject to stock options exercisable within 60 days of January 31, 2000.

 (5) Includes 218,524 shares subject to stock options exercisable within 60 days of January 31, 2000.

 (6) Includes 126,422 shares subject to stock options exercisable within 60 days of January 31, 2000.

 (7) Includes 90,022 shares subject to stock options exercisable within 60 days of January 31, 2000.

 (8) Includes 17,000 shares subject to stock options exercisable within 60 days of January 31, 2000.

 (9) Includes 51,360 shares subject to stock options exercisable within 60 days of January 31, 2000.

(10) Includes 16,800 shares subject to stock options exercisable within 60 days of January 31, 2000.

(11) Includes 10,000 shares subject to stock options exercisable within 60 days of January 31, 2000.

(12) Includes 39,800 shares subject to stock options exercisable within 60 days of January 31, 2000.

(13) Includes 116,800 shares subject to stock options exercisable within 60 days of January 31, 2000. Mr. Villani resigned from ICII in September 1999 and from our subsidiary ICAM in December 1999, and resigned from our board of directors as of the latter date.

(14) Includes 1,868,780 shares subject to stock options exercisable within 60 days of January 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS

 Sale of Holdings by former Principal Shareholder and Outstanding Line of
 Credit

   On May 14, 1999, we entered into an agreement with our former parent Imperial Bank, a subsidiary of Imperial Bancorp (NYSE:IMP). On May 17, 1999, we repurchased 10% or 3,682,536 shares of our outstanding common stock for $8.00 per share or $29.5 million. At December 31, 1999, Imperial Bank owns no shares of ICII common stock.

   In October 1999, we purchased the Lewis Horwitz Organization and certain loan portfolios from Imperial Bancorp. As part of the transaction, a line of credit was established with Imperial Bank in order to fund the acquisition. As of December 31, 1999, the outstanding balance for the line of credit was $6.7 million.

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

   Pursuant to the IMH Registration Rights Agreement IMH agreed to file one or more registration statements under the Securities Act in the future for shares of IMH held by ICAI pursuant to the Termination Agreement, subject to certain conditions. Pursuant to the IMH Registration Rights Agreement, IMH will use its reasonable efforts to cause such registration statements to be kept continuously effective for the public sale from time to time of the shares of IMH held by ICAI pursuant to the Termination Agreement. ICAI contributed the shares to ICII. During the years ended December 31, 1999, 1998 and 1997, we sold 1,887,110 shares, 122,200 shares and 374,538 shares of IMH stock. At December 31, 1999, we owned no shares of IMH common stock.

Relationships with ICCMIC

 ICCMIC Management Agreement

   On October 20, 1997, ICCMIC entered into a management agreement (the "ICCMIC Management Agreement") with Imperial Credit Commercial Asset Management Corporation ("ICCAMC"), a wholly-owned subsidiary of ICII, for an initial term expiring on October 20, 1999. Mr. Snavely is the Chairman of ICCMIC's board of directors. On July 23, 1999, we announced the signing of a definitive merger agreement by which a wholly owned subsidiary of ours would acquire all of the outstanding shares of ICCMIC (consisting of the 25,930,000 shares not already owned by us and certain of our affiliates and subsidiaries) for a cash purchase price of $11.50 per share. (See--Item 8, "Notes to Consolidated Financial Statements--Note 2) for further information).

   Fees under the management agreement were payable in arrears. ICCAMC's base and incentive fees and reimbursable costs and expenses are calculated by ICCAMC within 45 days after the end of each quarter, and such calculation promptly delivered to ICCMIC. ICCMIC is obligated to pay such fees, costs and expenses within 60 days after the end of each fiscal quarter. ICCMIC paid ICCAMC $5.9 million, $6.3 million and $940,000 in fees related to the ICCMIC Management Agreement during the years ended December 31, 1999, 1998 and 1997.

 Other Items

   In November 1999, ICCMIC purchased from SPB approximately $25 million in principal amount of mortgage loans at a price of par plus accrued interest and with the right to resell those loans to SPB at par plus accrued interest on or after February 28, 2000 or earlier upon the termination of the merger agreement. During 1999, SPB repurchased from ICCMIC certain multifamily and commercial real estate loans with an aggregate principal balance of $47.3 million. ICCMIC is presently negotiating with ICII to resolve certain claims that ICCMIC may have against SPB, ICII or both in connection with the repurchased loans and other loans that ICCMIC previously purchased from SPB. ICII has informed ICCMIC that it believes ICCMIC's claims, which aggregate to approximately $1.4 million, are largely without merit.

 Mortgage Loan and Other Asset Purchases

   In 1998, ICCMIC purchased a pool of multifamily and commercial mortgage loans from SPB and from the Company for an aggregate purchase price of approximately $190.0 million plus interest.

 Equity Investment

   As of December 31, 1999, we own 9.0% of the outstanding common stock of ICCMIC. ICCMIC invests primarily in performing multifamily and commercial loans and in mortgage backed securities.

 Other Matters

   In October 1997, we loaned H. Wayne Snavely, our Chairman and Chief Executive Officer, $1,999,998 for the purpose of assisting him to purchase ICCMIC common stock. The loan was evidenced by a promissory note maturing June 14, 2002, secured by a deed of trust and stock of ICCMIC held by such individual. The note bears interest at an annual rate of 10.4% and was payable in semi-annual installments commencing June 15, 1998. At January 31, 2000, the remaining balance was $288,182, for Mr. Snavely. This loan was made in our ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectibility or present other unfavorable features.

   On December 22, 1999, we loaned H. Wayne Snavely, Brad S. Plantiko, Irwin
L. Gubman, Paul B. Lasiter, and John C. Getzelman each $61,050 in connection with their purchase of $81,400 of Imperial Credit Asset Resolution, Inc. ("ICARI"), Preferred Stock. ICARI is a 100% owned consolidated subsidiary of our parent company, ICII. Each loan is evidenced by a promissory note maturing on December 22, 2019, and is secured by the Preferred Stock of ICARI purchased by each of the above named executive officers. Each note bears interest at an annual rate of 10.4% and is payable in semi-annual installments commencing June 15, 2000. At January 31, 2000, the outstanding balance of each note was $61,050 for each of the above named executive officers. Each of these loans was made in our ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectibility or present other unfavorable features.

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

                                          Imperial Credit Industries, Inc.

                                                  /s/ H. Wayne Snavely
                                          By: _________________________________
                                                      H. Wayne Snavely
                                              Chairman of the Board, President
                                                and Chief Executive Officer

Date: February 25, 2000

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints H. Wayne Snavely and Irwin L. Gubman and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection wherewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             Signature                           Title                   Date
             ---------                           -----                   ----

      /s/ H. Wayne Snavely           Chairman of the Board,        February 25, 2000
____________________________________  President and Chief
         (H. Wayne Snavely)           Executive Officer and
                                      Director (Principal
                                      Executive Officer)

      /s/ Brad S. Plantiko           Executive Vice President,     February 25, 2000
____________________________________  Chief Financial Officer,
         (Brad S. Plantiko)           and Director (Principal
                                      Financial Officer and
                                      Principal Accounting
                                      Officer)

    /s/ Stephen J. Shugerman         Director                      February 25, 2000
____________________________________
       (Stephen J. Shugerman)

   /s/ Robert S. Muehlenbeck         Director                      February 25, 2000
____________________________________
      (Robert S. Muehlenbeck)

      /s/ Perry A. Lerner            Director                      February 25, 2000
____________________________________
         (Perry A. Lerner)

       /s/ James P. Staes            Director                      February 25, 2000
____________________________________
          (James P. Staes)

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8K

   (a) Exhibits are listed in the table below.

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

                 10.11**    Amendment No. 2 to Senior Management Stock Option by and between Registrant and
                            Joseph R. Tomkinson, effective as of September 30, 1995.

                 10.12**    Amendment No. 2 to Senior Management Stock Option by and between Registrant and
                            Stephen J. Shugerman, effective as of September 30, 1995.

                 10.13***   Employment agreement dated as of January 1, 1997 by and between Registrant and
                            H. Wayne Snavely.

                 10.15***   Employment agreement dated as of January 1, 1997 by and between Registrant and
                            Stephen J. Shugerman.

 Exhibit
  Number                               Description of Exhibit
 -------                               ----------------------
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

 10.20*** Registration Rights Agreement dated as of December 29, 1997, by and between
          ICAI and IMH.

 10.21*** Termination Agreement dated as of December 19, 1997, by and between ICAI and IMH.

 10.22*** Promissory Note Secured by Stock Pledge and Deed of Trust dated as of
          October 21, 1997, Between Registrant and H. Wayne Snavely.

 10.24##  Deferral of Executive Compensation Plan effective
          July 1, 1998.

 10.25##  Deferral of Executive Compensation Plan, Plan I, effective
          January 1, 1999.

 10.26##  Deferral of Executive Compensation Plan, Plan II, Effective
          January 1, 1999.

 10.28##  Termination Protection Agreement, effective as of January 27, 1999, by and between Registrant and H. Wayne Snavely.

 10.29##  Termination Protection Agreement, effective as of January 27, 1999, by and between Registrant and Irwin L. Gubman.

 10.30##  Termination Protection Agreement, effective as of January 27, 1999, by and between Registrant and Brad S. Plantiko.

 10.31    Employment Agreement dated as of September 18, 1995, by and between Registrant and Scott B. Sampson.

 10.32    Amendment to Employment Agreement by and between Registrant and Scott B.
          Sampson, effective as of September 1, 1998.

 10.33    Asset Purchase Agreement by and between Registrant and Imperial Bank, dated as of October 1, 1999.

 10.34    Servicing Agreement between Registrant and Imperial Bank, effective as of
          October 1, 1999.

 10.35    Assignment and Assumption Agreement, dated as of October 1, 1999, between
          Imperial Bank and Registrant.

 10.36 Services Agreement between Registrant and Southern Pacific Bank, effective October 1, 1999.

 10.37    Severance Agreement between The Lewis Horwitz Organization and Imperial
          Bank, effective September 30, 1999.

 10.38    General Assignment and Assumption of Loan between Imperial Bank and
          Registrant, dated October 1, 1999.

 10.39    Form of Endorsement to Note between Imperial Bank and the Registrant, dated
          October 1, 1999.

 10.40    Employment Severance Agreement, Settlement Agreement and General Release,
          effective September 1, 1999, between Registrant and Stephen J. Shugerman.

 10.41    Employment Severance Agreement, Settlement Agreement and General Release,
          effective September 30, 1999, between Registrant and Kevin E. Villani.

 11       Statement Regarding Computation of Earnings
          Per Share.

 21       Subsidiaries of
          Registrant.

 Exhibit
  Number                 Description of Exhibit
 -------                 ----------------------
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

# Incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-22141) filed with the SEC on February 19, 1997.

* Incorporated by reference to Registrant's Registration Statement on Form S-8 (Registration No. 333-13805) filed October 9, 1996.

** Incorporated by reference to Registrant's Registration Statement on Form S-8 (Registration No. 333-15149) filed October 31, 1996.

*** Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

+ Incorporated by reference to Imperial Credit Commercial Mortgage Investment Corp.'s Form 10-Q for the quarter ended September 30, 1997.

## Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

   (b) Report on Form 8-K

   The Registrant filed the following Report on Form 8-K during the three months ended December 31, 1999; on November 5, 1999, the Registrant filed a press release announcing the sale of 4.3 million shares of Bay View Capital Corporation common stock.