Form 10-K405/A
period 1999-12-31
IMPERIAL CREDIT INDUSTRIES INC
filed 2000-05-11
CIK 883811

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                AMENDMENT NO. 1
                                      TO
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

   Set forth below is a table showing the principal amount of CBC's outstanding loans and the percentage of CBC's portfolio of each loan type at December 31, 1999, 1998 and 1997:

                         December 31, 1999   December 31, 1998   December 31, 1997
                         -----------------   -----------------   -----------------
                         Outstanding % of    Outstanding % of    Outstanding % of
                           Balance   Total     Balance   Total     Balance   Total
                         ----------- -----   ----------- -----   ----------- -----
                                        (Dollars in thousands)
Accounts receivable
 loans..................   $411.2     55.0 %   $363.5     57.4 %   $267.5     55.2%
Inventory loans.........     61.4      8.2       94.5     14.9       55.1     11.4
Term loans..............    162.9     21.8      156.9     24.8       76.7     15.8
Participation loans
 purchased..............    152.2     20.3       50.0      7.9       85.5     17.6
Participation loans
 sold...................    (39.6)    (5.3)     (31.6)    (5.0)       --       --
                           ------    -----     ------    -----     ------    -----
  Total.................   $748.1    100.0 %   $633.3    100.0 %   $484.8    100.0%
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
                                    =======     =======

--------
(1) The borrowings from Lehman Bros were repaid on January 13, 2000.

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

22. Executive Compensation

 Employment Agreements

   On January 1, 1997, the Company entered into a five-year employment contracts with H. Wayne Snavely, Chairman of the Board, President and Chief Executive Officer, which currently provides for minimum annual aggregate compensation of $500,000 , subject to adjustment for inflation, plus an annual bonus approved by the Company's Board of the Directors based on the attainment of performance objectives, including the Company's return on equity, income per share and increase in the price of the Company's common stock.

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

   As of December 31, 1999, the most recent notification from the FDIC categorized SPB as well-capitalized under the regulatory framework for prompt and corrective action. To be categorized as well-capitalized, SPB must maintain minimum total risk-based, Tier-1 risk-based and Tier-1 leverage ratios. The following table sets forth the capital categories and the SPB's ratios as of December 31, 1999:

   The following table sets forth the capital categories and the Bank's ratios as of December 31, 1999:

                               Total Risk-based        Tier-1 Risk-based        Tier-1 Leverage
   Capital Category                  Ratio                   Ratio                   Ratio
   ----------------          -------------------------   ------------------------   ------------------------
   Well-capitalized........  (greater than or =)   10%   (greater than or =)   6%   (greater than or =)   5%
   Adequately capitalized..  (greater than or =)    8%   (greater than or =)   4%   (greater than or =)   4%
   Under-capitalized.......  (greater than or =)    8%   (greater than or =)   4%   (greater than or =)   4%
   Significantly under-
    capitalized............  (greater than or =)    6%   (greater than or =)   3%   (greater than or =)   3%
   Southern Pacific Bank,
    December 31, 1999......  (greater than or =)10.67%   (greater than or =)7.78%   (greater than or =)8.94%

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

   The following table provides information concerning the cash and non-cash compensation earned and received by our Chief Executive Officer and our highly compensated executive officers (the "Named Executive Officers"), other than our Chief Executive Officer, whose salary and bonus during the fiscal year ended December 31, 1999 exceeded $100,000:

                          SUMMARY COMPENSATION TABLE

                                                                    Long Term
                                                                   Compensation
                             Annual Compensation                      Awards
                           ------------------------                ------------
    Name and Principal     Fiscal                   Other Annual     Options
         Position           Year   Salary   Bonus   Compensation     Granted
    ------------------     ------ -------- -------- ------------   ------------
H. Wayne Snavely..........  1999  $500,000 $500,000   $76,558(1)     150,000(2)
 President, Chief
  Executive                 1998   502,114      --     78,640(1)         --
 Officer and Chairman       1997   450,000  700,000    29,082(1)         --

Brad S. Plantiko..........  1999  $175,000 $225,471   $63,828(3)     100,000(2)
 Executive Vice President   1998    77,403   99,519    55,815(3)      84,000(2)
  and Chief Financial
  Officer

Irwin L. Gubman...........  1999  $210,385 $100,000   $64,703(4)     100,000(2)
 General Counsel and
  Secretary                 1998   201,532  125,000    18,557(4)      26,800(2)
                            1997   200,000  200,000    16,852(4)      70,000(2)

John C. Getzelman.........  1999  $196,285 $100,000   $16,614(5)      50,000(2)
 President, Southern
  Pacific Bank              1998    15,385      --        923(5)      50,000(2)

Scott B. Sampson..........  1999  $300,000 $391,000   $10,228(6)         --
 President, the Coast       1998   227,302  471,404    13,517(6)      67,000(2)
  Business Credit division
  of Southern Pacific Bank  1997   200,000  334,527    12,663(6)         --

Kevin E. Villani..........  1999  $350,000 $    --    $66,753(8)      50,000(2)
 Executive Vice President,
  Finance(7)                1998   352,691  150,000    71,110(8)      34,000(2)
                            1997   300,000  266,666    17,082(8)      50,000(2)
Stephen J. Shugerman......  1999  $334,615 $    --    $65,233(10)        --
 Vice-Chairman of SPB(9)    1998   304,224      --     71,325(10)        --
                            1997   250,000  501,000    21,882(10)        --

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

Employment Agreements

   As of January 1, 1997, Mr. Snavely entered into a five-year employment agreement at an annual base salary, since adjusted to $500,000, plus an annual bonus based on attainment of performance objectives, including our company's return on equity, earnings per share and increase in the price of our company's common stock. Mr. Snavely's total cash compensation may not exceed $1.5 million annually.

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

--------
  *   Less than 1%.

 (1) Each of such persons, except Wallace R. Weitz & Company, may be reached through our company at 23550 Hawthorne Boulevard, Building One, Suite 110, Torrance, California 90505, telephone (310) 373-1704.

 (2) Percentage ownership is based on 35,067,441 shares of common stock outstanding as of January 31, 2000.

 (3) Based upon a Schedule 13G filed with the Company reflecting beneficial ownership as of December 31, 1999. The shares are owned by various investment advisory clients of Wallace R. Weitz & Co., which is deemed a beneficial owner of the shares only by virtue of the direct or indirect investment and/or voting discretion they possess pursuant to the provisions of investment advisory agreements with such clients. Wallace R. Weitz & Company may be reached at 1125 South 103rd Street, Suite 600, Omaha NE 68124-6008.

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

 10.26##  Deferral of Executive Compensation Plan, Plan II, Effective
          January 1, 1999.

 10.28##  Termination Protection Agreement, effective as of January 27, 1999, by and between Registrant and H. Wayne Snavely.

 10.29##  Termination Protection Agreement, effective as of January 27, 1999, by and between Registrant and Irwin L. Gubman.

 10.30##  Termination Protection Agreement, effective as of January 27, 1999, by and between Registrant and Brad S. Plantiko.

 10.31### Employment Agreement dated as of September 18, 1995, by and between Registrant and Scott B. Sampson.

 10.32### Amendment to Employment Agreement by and between Registrant and Scott B.
          Sampson, effective as of September 1, 1998.

 10.33### Asset Purchase Agreement by and between Registrant and Imperial Bank, dated as of October 1, 1999.

 10.34### Servicing Agreement between Registrant and Imperial Bank, effective as of
          October 1, 1999.

 10.35### Assignment and Assumption Agreement, dated as of October 1, 1999, between
          Imperial Bank and Registrant.

 10.36### Services Agreement between Registrant and Southern Pacific Bank, effective October 1, 1999.

 10.37### Severance Agreement between The Lewis Horwitz Organization and Imperial
          Bank, effective September 30, 1999.

 10.38### General Assignment and Assumption of Loan between Imperial Bank and
          Registrant, dated October 1, 1999.

 10.39### Form of Endorsement to Note between Imperial Bank and the Registrant, dated
          October 1, 1999.

 10.40### Employment Severance Agreement, Settlement Agreement and General Release,
          effective September 1, 1999, between Registrant and Stephen J. Shugerman.

 10.41### Employment Severance Agreement, Settlement Agreement and General Release,
          effective September 30, 1999, between Registrant and Kevin E. Villani.

 11###    Statement Regarding Computation of Earnings
          Per Share.

 21###    Subsidiaries of
          Registrant.

 Exhibit
  Number                 Description of Exhibit
 -------                 ----------------------
  23.1.1###  Consent of KPMG
             LLP.

  24### Power of Attorney (included on signature page of Form 10-K).

  27###      Financial Data
             Schedule

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

** Incorporated by reference to Registrant's Registration Statement on Form S-8 (Registration No. 333-15149) filed October 31, 1996.

*** Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

+ Incorporated by reference to Imperial Credit Commercial Mortgage Investment Corp.'s Form 10-Q for the quarter ended September 30, 1997.

## Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

### Previously filed on Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

   (b) Report on Form 8-K

   The Registrant filed the following Report on Form 8-K during the three months ended December 31, 1999; on November 5, 1999, the Registrant filed a press release announcing the sale of 4.3 million shares of Bay View Capital Corporation common stock.