Form 10-Q
period 2000-03-31
IMPERIAL CREDIT INDUSTRIES INC
filed 2000-05-15
CIK 883811

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

                 For the quarterly period ended March 31, 2000

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


               23550 Hawthorne Boulevard, Building 1, Suite 110
                          Torrance, California 90505
                                (310) 373-1704

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X      No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

                Class                     Shares Outstanding at April 30, 2000
                -----                     ------------------------------------
     Common Stock, no par value                        33,111,661


================================================================================

                       IMPERIAL CREDIT INDUSTRIES, INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS



                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

                                                                                                                 Page
                                                                                                                 ----
Item 1.        Financial Statements
               --------------------
                   Consolidated Balance Sheets - March 31, 2000 and December 31, 1999.......................        2
                   Consolidated Statements of Operations and Comprehensive Income and (Loss)- Three months
                      ended March 31, 2000 and 1999.........................................................        3
                   Consolidated Statements of Cash Flows - Quarter ended March 31, 2000 and 1999............        4
                   Consolidated Statement of Changes in Shareholders' Equity
                   -- Quarter ended March 31, 2000..........................................................        5
                   Notes to Consolidated Financial Statements...............................................        6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations........       16
               -------------------------------------------------------------------------------------

Item 3.        Qualitative and Quantitative Disclosures about Market Risk...................................       29
               ----------------------------------------------------------

                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 1.            Legal Proceedings........................................................................    29-31
Item 2.            Changes in Securities....................................................................       31
Item 3.            Defaults Upon Senior Securities..........................................................       31
Item 4.            Submission of Matters to a Vote of Security Holders......................................       31
Item 5.            Other Information........................................................................       31
Item 6.            Exhibits and Reports on Form 8-K.........................................................       31
                   Signatures...............................................................................       32

Forward Looking Statements

     Certain statements contained herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as "may," "will," "intend," "should," "expect," "anticipate," "estimate" or "continue" or the negatives thereof or other comparable terminology. The Company's actual results could differ materially from those anticipated in such forward-looking statements due to a variety of factors. These factors include but are not limited to: the demand for our products; competitive factors in the businesses in which we compete; adverse changes in the securities markets; inflation and changes in the interest rate environment that reduce margins or the fair value of financial instruments; changes in national, regional or local business conditions or economic environments; government fiscal and monetary policies; legislative or regulatory changes that affect our business; factors inherent in the valuation and pricing of commercial loans; other factors generally understood to affect the value of commercial loans and commercial real estate; and the other risks detailed in the Company's 8-K dated May 17, 1999 as filed with the Securities and Exchange Commission (the "SEC"); periodic reports on Forms 10-Q, 8-K and 10-K and any amendments with respect thereto filed with the SEC; and other filings made by the Company with the SEC.

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                       IMPERIAL CREDIT INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (unaudited)

                                                                                     March 31,        December 31,
                                                                                 -----------------  -----------------
                                                                                       2000               1999
                                                                                 -----------------  -----------------
                                    ASSETS

Cash...........................................................................         $  101,807         $   33,898
Interest bearing deposits......................................................             34,039            248,182
Investment in Federal Home Loan Bank stock.....................................              7,105              6,960
Securities held for trading, at market.........................................            161,046            160,805
Securities available for sale, at market.......................................             91,729             74,374
Loans and leases held for sale, net............................................            344,425            289,398
Loans and leases held for investment, net of allowance for loan and lease losses of $49,377 and $31,841 at March 31, 2000 and December 31, 1999,
respectively...................................................................          1,316,162          1,241,232
Real property..................................................................             78,391                 --
Servicing rights...............................................................                890                802
Retained interest in loan and lease securitizations............................             12,426             10,220
Accrued interest receivable....................................................             16,616              8,272
Premises and equipment, net....................................................             13,448             13,576
Other real estate owned and other repossessed assets, net......................              3,857              4,894
Goodwill.......................................................................             34,971             34,961
Other assets...................................................................             33,926             36,549
Net assets of discontinued operations..........................................             37,488             37,492
                                                                                        ----------         ----------
   Total assets................................................................         $2,288,326         $2,201,615
                                                                                        ==========         ==========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits.......................................................................         $1,681,261         $1,614,758
Other borrowings...............................................................             68,059             74,309
Company obligated mandatorily redeemable preferred securities of
 subsidiary trust holding solely debentures of the company ("ROPES")...........             60,485             61,750
Senior Notes...................................................................            179,012            185,185
Accrued interest payable.......................................................             17,537             18,811
Accrued income taxes payable...................................................              6,686             16,101
Minority interest in consolidated subsidiaries.................................              3,101              2,684
Goodwill.......................................................................             40,071                 --
Other liabilities..............................................................             44,572             22,637
                                                                                        ----------         ----------
   Total liabilities...........................................................          2,100,784          1,996,235
                                                                                        ----------         ----------

Shareholders' equity:
Preferred stock, 8,000,000 shares authorized; none issued or outstanding.......                 --                 --
Common stock, no par value. Authorized 80,000,000 shares; 33,218,661 and 33,198,661 shares issued and outstanding at March 31, 2000 and
   December 31, 1999, respectively.............................................             97,578             97,220
Retained earnings..............................................................             82,514             98,437
Shares held in deferred executive compensation plan............................              6,792              7,107
Accumulated other comprehensive income-
 unrealized gain on securities available for sale, net.........................                658              2,616
                                                                                        ----------         ----------
   Total shareholders' equity..................................................            187,542            205,380
                                                                                        ----------         ----------
   Total liabilities and shareholders' equity..................................         $2,288,326         $2,201,615
                                                                                        ==========         ==========

          See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
                     (In thousands, except per share data)
                                  (unaudited)

                                                                                                 Quarter Ended March 31,
                                                                                                 -----------------------
Interest Income:                                                                                     2000        1999
                                                                                                   --------     -------
  Interest on loans and leases...............................................................      $ 44,991     $47,577
  Interest on investments....................................................................         7,345       7,045
  Interest on other finance activities.......................................................           614       1,942
                                                                                                   --------     -------
     Total interest income...................................................................        52,950      56,564
Interest Expense:
  Interest on deposits.......................................................................        24,228      22,634
  Interest on other borrowings...............................................................         1,647       1,110
  Interest on long term debt.................................................................         6,378       7,569
                                                                                                   --------     -------
     Total interest expense..................................................................        32,253      31,313
                                                                                                   --------     -------
     Net interest income.....................................................................        20,697      25,251
  Provision for loan and lease losses........................................................        24,019       2,200
                                                                                                   --------     -------
  Net interest (expense) income after provision for loan and lease losses....................        (3,322)     23,051
                                                                                                   --------     -------
Fee and Other Income:
  Gain on sale of loans and leases...........................................................           133       2,960
  Asset management fees......................................................................           861       3,010
  Investment banking and brokerage fees......................................................         7,654       6,304
  Loan servicing income......................................................................         1,526       1,958
  (Loss) gain on sale of securities..........................................................          (602)        479
  Equity in net income of Franchise Mortgage Acceptance Company..............................            --       1,961
  Mark-to-market on securities and loans held for sale.......................................        (1,773)     (3,374)
  Rental income..............................................................................           120          --
  Other income...............................................................................         2,954       4,515
                                                                                                   --------     -------
     Total fee and other income..............................................................        10,873      17,813
                                                                                                   --------     -------
Noninterest Expenses:
  Personnel expense..........................................................................        11,919      13,097
  Commission expense.........................................................................         2,753       2,966
  Amortization of servicing rights...........................................................           136       2,731
  Occupancy expense..........................................................................         1,349       1,310
  Net expense of other real estate owned.....................................................           556         138
  Professional services......................................................................         1,595       2,328
  Telephone and other communications.........................................................           871         984
  Amortization of Goodwill...................................................................           631         799
  General and administrative expense.........................................................         5,656       6,435
                                                                                                   --------     -------
     Noninterest expenses....................................................................        25,466      30,788

  Merger costs...............................................................................         9,397          --
                                                                                                   --------     -------
     Total noninterest expense...............................................................        34,863      30,788
                                                                                                   --------     -------
  (Loss) income before income taxes, minority interest and extraordinary item................       (27,312)     10,076
  Income taxes...............................................................................       (10,835)      3,194
  Minority interest in income of consolidated subsidiaries...................................           393         120
                                                                                                   --------     -------
  (Loss) income before extraordinary item....................................................       (16,870)      6,762
  Extraordinary item--Gain on early extinguishment of debt, net of income taxes..............           947          --
                                                                                                   --------     -------
     Net (loss) income.......................................................................      $(15,923)    $ 6,762
                                                                                                   ========     =======
Comprehensive (loss) income:
    Other comprehensive (loss) income, net...................................................        (1,958)      1,142
                                                                                                   --------     -------
    Comprehensive (loss) income..............................................................      $(17,881)    $ 7,904
                                                                                                   ========     =======
Basic income per share:
  (Loss) income before extraordinary item....................................................      $  (0.51)    $  0.18
  Extraordinary item--Gain on early extinguishment of debt, net of income taxes..............          0.03          --
                                                                                                   --------     -------
  Net (loss) income per common share.........................................................      $  (0.48)    $  0.18
                                                                                                   ========     =======
Diluted income per share:
  (Loss) income before extraordinary item....................................................      $  (0.51)    $  0.18
    Extraordinary item--Gain on early extinguishment of debt, net of income taxes............          0.03          --
                                                                                                   --------     -------
  Net (loss) income per common share.........................................................      $  (0.48)    $  0.18
                                                                                                   ========     =======

          See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                     Quarter Ended March 31,
                                                                                                    -------------------------
                                                                                                        2000         1999
                                                                                                    -----------   -----------
                                                                                                         (In thousands)
Cash flows from operating activities:
  Net (loss) income before extraordinary item.....................................................    $ (16,870)   $   6,762
  Adjustments to reconcile net income from continuing operations to net cash (used in) provided by operating activities:
    Cash used in discontinued operations..........................................................          (27)      (4,450)
    Provision for loan and lease losses...........................................................       24,019        2,200
    Mark to market on securities and loans held for sale..........................................        1,773        3,374
    Depreciation..................................................................................        1,263        1,173
    Amortization of goodwill......................................................................          631          799
    Amortization of servicing rights..............................................................          136        2,731
    Accretion of discount.........................................................................         (614)      (1,942)
    Gain on sale of loans and leases..............................................................         (133)      (2,960)
    Loss (gain) on sale of securities.............................................................          602         (479)
    Equity in net earnings of FMC.................................................................           --       (1,961)
    Loss on sale of OREO..........................................................................          322          103
    Writedowns of OREO............................................................................          173           --
    Originations of loans held for sale...........................................................      (89,800)    (126,400)
    Sales and collections on loans held for sale..................................................       34,136      141,750
    Purchase of trading securities................................................................      (70,824)      (6,821)
    Sale of trading securities....................................................................       67,956       93,969
    Net change in accrued interest receivable.....................................................       (8,344)       1,939
    Retained interest in loan and lease securitizations...........................................       (1,209)      (1,443)
    Other, net....................................................................................       (2,761)      13,507
                                                                                                      ---------    ---------
  Net cash (used in) provided by operating activities.............................................      (59,571)     121,851
                                                                                                      ---------    ---------
  Cash flows from investing activities:
    Net decrease (increase) in interest bearing deposits..........................................      214,143     (264,022)
    Purchases of securities available for sale....................................................      (53,500)     (13,222)
    Proceeds from sale of Impac Mortgage Holdings stock...........................................           --        5,025
    Purchase of stock in Federal Home Loan Bank...................................................           --       (1,285)
    Net change in loans held for investment.......................................................     (100,064)     120,026
    Net cash received in ICCMIC acquisition.......................................................       11,524           --
    Proceeds from sale of other real estate owned.................................................        1,487          795
    Purchases of premises and equipment...........................................................       (1,143)      (1,463)
                                                                                                      ---------    ---------
  Net cash provided by (used in) investing activities.............................................       72,447     (154,146)
                                                                                                      ---------    ---------
  Cash flows from financing activities:
    Net increase (decrease) in deposits...........................................................       66,503     (129,196)
    Repayments of advances from Federal Home Loan Bank............................................           --      (10,000)
    Net change in other borrowings................................................................       (6,250)     (89,681)
    Repurchase of Senior Notes....................................................................       (4,622)          --
    Repurchase of ROPES...........................................................................       (1,058)          --
    Net change in minority interest...............................................................          417          119
    Proceeds from exercise of stock options.......................................................           43          110
                                                                                                      ---------    ---------
  Net cash provided by (used in) financing activities.............................................       55,033     (228,648)
                                                                                                      ---------    ---------
  Net change in cash..............................................................................       67,909     (260,943)
  Cash at beginning of period.....................................................................       33,898      297,772
                                                                                                      ---------    ---------
  Cash at end of period...........................................................................    $ 101,807    $  36,829
                                                                                                      =========    =========
Supplemental Disclosure of Cash Flow Information:
------------------------------------------------
Cash paid during the period
---------------------------
  Interest........................................................................................    $  33,527    $  36,764
  Income taxes....................................................................................    $     174    $     288

Purchase of ICCMIC Assets
-------------------------
  Assets acquired.................................................................................    $  98,274    $      --
  Net cash received...............................................................................    $  11,524    $      --
  Liabilities assumed, includng goodwill..........................................................    $ 109,798    $      --

          See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT INDUSTRIES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)
                                  (unaudited)

                                                                                   Shares held      Unrealized
                                                                                   in deferred    gain (loss) on
                                             Number of                              executive       securities           Total
                                              shares        Common     Retained    compensation     available        Shareholders'
                                            outstanding     Stock      earnings        plan       for sale, net         equity
                                            -----------    --------    ---------   ------------   --------------    --------------
Balance, December 31, 1999................       33,199     $97,220    $ 98,437          $7,107         $ 2,616          $205,380
Exercise of stock options.................           20          43          --              --              --                43
Purchase of stock held in deferred
 executive compensation plan..............           --         315          --            (315)             --                --
Decrease in unrealized gain on
 securities available for sale, net.......           --          --          --              --          (1,958)           (1,958)
Net loss for the quarter ended
 March 31, 2000...........................           --          --     (15,923)             --              --           (15,923)
                                                 ------     -------    --------          ------         -------          ========
Balance, March 31, 2000...................       33,219     $97,578    $ 82,514          $6,792         $   658          $187,542
                                                 ======     =======    ========          ======         =======          ========

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Organization

     Imperial Credit Industries, Inc., is a diversified commercial lending, financial services, and investment banking holding company that was incorporated in 1991 in the State of California. The consolidated financial statements include Imperial Credit Industries, Inc. (``ICII''), and its wholly or majority owned consolidated subsidiaries (collectively, the ``Company''). The wholly owned subsidiaries include but are not limited to Southern Pacific Bank (``SPB''), Imperial Business Credit Inc. (``IBC''), Imperial Credit Lender Services, Inc. ("ICLS") and Imperial Credit Asset Management, Inc. (``ICAM''). Imperial Capital Group, LLC (``ICG'') is a majority owned consolidated subsidiary which is approximately 65% owned by our Company and approximately 35% owned by ICG's management. In addition to the wholly owned consolidated subsidiaries listed above, on March 28, 2000, we acquired all of the outstanding common shares of Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC") making it a consolidated subsidiary of ICII. Prior to the acquisition date we owned 9.0% of ICCMIC's outstanding common shares. All material inter-company balances and transactions with consolidated subsidiaries have been eliminated.

2.   Basis of Presentation

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 1999.

     In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. Prior year's consolidated financial statements have been reclassified to conform to the 2000 presentation.

3.   Net (Loss) Income Per Share Information
     The following table reconciles the number of shares used in the computations of basic and diluted (loss) income per share for the quarter ended March 31, 2000 and 1999:

                                                                               For the
                                                                       quarter ended March 31,
                                                                          2000           1999
                                                                       ----------     ----------
 Weighted-average common shares outstanding during the
    year used to compute basic (loss) income per share.............    33,211,848     36,817,582
 Assumed common shares issued on exercise of stock
    options........................................................            --      1,162,792
                                                                       ----------     ----------
 Number of common shares used to compute diluted (loss)
    income per share...............................................    33,211,848     37,980,374
                                                                       ==========     ==========

4.   Comprehensive (Loss) Income
     Our comprehensive (loss) income is comprised of net income plus the change in the unrealized (loss) gain on securities available for sale, net for all periods reported. Comprehensive (loss) for the quarter ended March 31, 2000 totaled ($17.9) million, as compared to comprehensive income of $7.9 million for the same period last year. Other comprehensive (loss), consisting of the change in the net unrealized (loss) on securities available for sale at March 31, 2000 was ($2.0) million as compared to unrealized income of $1.1 million at March 31, 1999.

                       IMPERIAL CREDIT INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

5.   Discontinued Operations

     As of July 31, 1998, management decided to cease operations at Auto Marketing Network, Inc. ("AMN"). Accordingly, a disposal plan was formulated, whereby the daily operations of AMN were terminated over a two-month period. For the quarter ended March 31, 2000 and for the same period last year, AMN did not incur additional operating losses.

     The net assets of AMN's discontinued operations were as follows: (In thousands)

                                         At March 31,      At December 31,
                                         ------------      ---------------
                                             2000                  1999
                                             ----                  ----
Loans held for sale, net                     $ 4,760               $ 5,207
Securities held for sale                       8,880                 8,685
Retained interest in loan
 securitizations                              13,673                12,436
Income taxes receivable                        8,491                 8,971
Other assets                                   1,684                 2,193
                                             -------               -------
  Total AMN net assets                       $37,488               $37,492
                                             =======               =======


     Total non-accrual AMN loans were $1.5 million at March 31, 2000 as compared to $1.6 million at December 31, 1999. AMN ceased originating loans during the third quarter of 1998.

6.   Loan and Lease Commitments
     At March 31, 2000, our consolidated lending commitments were as follows:
(In thousands)

                                         Commitment         Funded          Unfunded
Type of Lending Commitment                 Amount           Amount         Commitment
--------------------------                 ------           ------         ----------
Loan and line commitments                $2,263,088         $1,120,282     $1,142,806
Standby letters of credit                    22,243                 --         22,243
Commercial letters of credit                    696                 --            696
                                         ----------         ----------     ----------
                                         $2,286,027         $1,120,282     $1,165,745
                                         ==========         ==========     ==========

7.   Loans and Leases Held for Sale
     Loans held for sale consisted of the following:

                                                                               At March 31,    At December 31,
                                                                               ------------    ---------------
                                                                                   2000              1999
                                                                                   ----              ----
                                                                                       (In thousands)
                      Loans secured by real estate:
                        One-to-four family.................................   $   8,149          $ 10,095
                        Multi-family and commercial........................     321,403           252,944
                                                                                -------           -------
                                                                                329,552           263,039

                      Installment loans....................................       6,909            14,058
                      Leases...............................................       7,964            12,301
                                                                                -------           -------
                                                                              $ 344,425          $289,398
                                                                               ========          ========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

8.   Repurchase of Long Term Debt

     During the quarter ended March 31, 2000, we repurchased $6.2 million of our Senior Notes and $1.3 million of our Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Debentures of the Company ("ROPES"). The repurchases resulted in an extraordinary gain on the early extinguishment of debt of $947,000 or $0.03 diluted net income per share for the quarter ended March 31, 2000. During 1999 and through the quarter ended March 31, 2000, the Company has repurchased $41.0 million of its Senior Notes, $9.5 million in ROPES and $30.0 million of Preferred Stock. (See Footnote 12. - "Subsequent Event - Additional Repurchases of Senior Notes.")

9.   Deferred Executive Compensation Plan

     On July 1, 1998 we established a deferred executive compensation plan. During the quarter ended March 31, 2000, our management and directors made investments of $444,000 with the plan's trustee who acquired 79,673 shares of ICII common stock at an average price of $5.57 per share. From the plan's inception through March 31, 2000, our management and directors made net investments of $6.8 million with the plan's trustee who made net acquisitions of 836,289 shares of ICII common stock at an average price of $8.12 per share. All shares acquired by the plan's trustee are acquired for the benefit of the Company's participating management and directors.

10.  Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC") Transaction

     On March 28, 2000 we completed the acquisition of ICCMIC. We paid ICCMIC's stockholders (other than ICII) approximately $11.575 per share in cash. The total purchase price paid by the Company was approximately $300.1 million. The Company's basis in shares of ICCMIC common stock owned prior to the merger was $25.1 million. The total cost basis of $325.2 million, combined with other estimated costs of the acquisition of $19.7 million, bring the total purchase price to $344.9 million. In addition to the costs of the acquisition, the Company incurred total severance and incentive costs of approximately $9.4 million. The merger was accounted for as a purchase, and resulted in the generation of negative goodwill of $40.1 million. The negative goodwill generated by the acquisition is not subject to income taxes, and increased the Company's tangible book value by $1.21 per share at March 31, 2000. The Company will accrete the negative goodwill into income over five years, at an annual rate of $8.0 million, or $0.24 per share.

Proforma total revenues, net income and earnings per share are as follows, assuming the merger consummated at the beginning of each period:

                                           For the Quarter ended
                                           ---------------------
                                                 March 31,
                                                 ---------
                                         2000               1999
                                      ---------        ------------
Total revenues                       $ 16,076             $43,402
Net (loss) income                     (12,097)              2,660
Diluted (loss) earnings per share       (0.36)               0.07

11.  Repurchase of Common Stock
     On April 25, 2000, the Company's Board of Directors authorized the repurchase of up to 5% of its outstanding common stock, or a total of 1,660,933 shares. Whether any such repurchases will be made, and the timing and number of shares so purchased, will depend on the availability of shares at acceptable price levels, existing market conditions and business needs. As of May 5, 2000, we have repurchased 157,000 shares of our common stock at an average cost of $3.72 per common share under this authorization.

12.  Subsequent Event
Additional Repurchases of Senior Notes, ROPES and Common Stock
     Subsequent to March 31, 2000, we repurchased $1.8 million of Senior Notes and $12.2 million of ROPES. The repurchases resulted in an extraordinary gain, net of taxes of approximately $1.1 million or $0.03 per diluted share, which we expect to report in the quarter ending June 30, 2000. As of May 5, 2000, we have repurchased 157,000 shares of our common stock at an average cost of $3.72 per common share under this authorization.

                       IMPERIAL CREDIT INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

13.  Business Segments

     Business segment financial information is reported on the basis that is used internally by management in making decisions related to resource allocation and segment performance. Our reportable segments are operated and managed as strategic business units and are organized based on products and services. Business units operated at different locations are aggregated for reporting purposes when their products and services are similar. Our operations are divided into eleven business segments as follows:

     1.  Coast Business Credit                                   7.  Asset Management Activities
     2.  Imperial Warehouse Finance                              8.  Imperial Capital Group
     3.  Loan Participation and Investment Group                 9.  Other Core Operations
     4.  The Lewis Horwitz Organization                         10.  Equity Interests
     5.  Imperial Business Credit                               11.  De-emphasized/Discontinued/Exited Businesses
     6.  Income Property Lending Division

     The following is a summary of our results of operations by business line for the quarter ended March 31, 2000 as compared to March 31, 1999.

                                                              At or for the quarter ended March 31,
                                                              -------------------------------------

                                                                                    Net (Loss) Income
                                                             Net Revenue                  before
                                        External Net         From Other               Extraordinary
        (In thousands)                    Revenue         Operating Units                 Item                  Total Assets
        -------------                     -------         ---------------                 ----                  ------------
Business Line                       2000         1999      2000     1999           2000         1999         2000         1999
-------------                       ----         ----      ----     ----           ----         ----         ----         ----
Coast Business Credit             $ 4,188      $11,260   $    --   $   --       $ (1,368)     $ 4,203   $  889,772   $  608,832

Imperial Warehouse Finance         (2,517)       1,437        --       --         (2,091)         573       93,239      151,905
Loan Participation and
     Investment Group              (8,224)       3,012        --       --         (5,162)       1,820      231,123      245,808
The Lewis Horwitz Organization        937           --        --       --            (71)          --       45,827           --
Imperial Business Credit            2,547          956        (7)    (247)           (15)      (1,339)      36,723       44,549
Income Property Lending
 Division                           2,864        4,342        --       --            513        1,260      359,663      160,517
Asset Management Activities           865        2,826       (69)     (54)            15         (111)       1,668        3,515
Imperial Capital Group              7,529        6,088        --       --            604          145       17,543        6,638
Other Core Operations              (4,123)        (867)      (75)     808         (3,697)      (1,795)     492,669      524,257
Equity Interests                      177        2,351        --       --             75        1,515        3,490       62,374
De-emphasized/Discontinued
  /Exited Businesses                3,308        9,886       151     (507)        (4,861)         779      440,273      716,813
Eliminations                           --         (427)       --       --           (812)        (288)    (323,664)    (321,043)
                                  -------      -------   -------   ------       --------      -------   ----------   ----------
Total                             $ 7,551      $40,864   $    --   $   --       $(16,870)     $ 6,762   $2,288,326   $2,204,165
                                  =======      =======   =======   ======       ========      =======   ==========   ==========

     Our parent company had provided outstanding inter-company subordinated debt to SPB of $40.0 million and ICG of $5.1 million at March 31, 2000. All inter-company receivables and payables including corresponding interest income and expense are eliminated in consolidation. Additionally, our investments in subsidiaries and inter-company management fees are included in eliminations. The net income (loss) for each business line includes inter-company allocations for administrative expenses including human resources, legal, accounting and insurance.

                       IMPERIAL CREDIT INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

14.  Consolidating Financial Information

  The following represents condensed consolidating financial information at March 31, 2000 and December 31, 1999, and for the quarter ended March 31, 2000 and 1999, with respect to the financial position, results of operations and cash flows of our company and our wholly-owned and majority-owned subsidiaries. On January 17, 1997, we sold $200.0 million of 9.875% Senior Notes due 2007 and on June 9, 1997, we sold $70.0 million of 10.25% ROPES, of which $166.2 million and $60.5 million are outstanding as of March 31, 2000, respectively. As of March 31, 2000, the 9.875% Senior Notes and the ROPES are guaranteed by six of our wholly owned subsidiaries, IBC, ICAI, ICAM, ICLS, ICCMIC, and AMN (the "Guarantor Subsidiaries"). As of March 31, 2000, the non-guarantor subsidiaries are SPB, ICG and Imperial Credit Capital Trust I ("ICCTI"). Each of the guarantees is full and unconditional and joint and several. The summarized consolidated financial information below is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors as we have determined that such information is not material to investors. None of the subsidiary guarantors is restricted from making distributions to our parent company.

                     CONSOLIDATING CONDENSED BALANCE SHEET
                                MARCH 31, 2000

                                                                                          Non-
                                                                         Guarantor      Guarantor
                                                              ICII     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                            ---------  -------------  -------------  -------------  ------------
                                                                                       (In thousands)
                          ASSETS
                          ------
Cash......................................................   $  4,084      $  3,063     $  100,411      $  (5,751)    $  101,807
Interest bearing deposits.................................     31,870         1,117          1,052             --         34,039
Investment in Federal Home Loan Bank stock................         --            --          7,105             --          7,105
Trading and available for sale securities.................     79,438        42,557        143,930        (13,150)       252,775
Loans and leases held for sale............................      1,431        17,286        325,708             --        344,425
Loans and leases held for investment, net.................     61,920        24,457      1,274,997        (45,212)     1,316,162
Real property.............................................         --        78,391             --             --         78,391
Servicing rights..........................................         --           890             --             --            890
Retained interest in loan and lease securitizations.......         --        12,426             --             --         12,426
Investment in subsidiaries................................    251,937            --             --       (251,937)            --
Goodwill..................................................     12,284         4,225         18,462             --         34,971
Other assets..............................................     10,323        22,147         35,377             --         67,847
Net assets of discontinued operations.....................     44,392        (6,904)            --             --         37,488
                                                             --------      --------     ----------      ---------     ----------
  Total assets............................................   $497,679      $199,655     $1,907,042      $(316,050)    $2,288,326
                                                             ========      ========     ==========      =========     ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Deposits..................................................  $      --      $  1,586     $1,685,426      $  (5,751)    $1,681,261
Other borrowings..........................................      7,419        65,851         40,000        (45,211)        68,059
Company obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely debentures
 of the company ("ROPES").................................     62,650        (2,165)            --             --         60,485
Senior Notes..............................................    179,012            --             --             --        179,012
Minority interest in consolidated subsidiaries............        103            27            150          2,821          3,101
Goodwill..................................................         --        40,071             --             --         40,071
Other liabilities.........................................     60,953         9,472         (2,083)           453         68,795
                                                             --------      --------     ----------      ---------     ----------
  Total liabilities.......................................    310,137       114,842      1,723,493        (47,688)     2,100,784
                                                             --------      --------     ----------      ---------     ----------


Shareholders' equity:
Preferred stock...........................................         --        14,150             --        (14,150)            --
Common stock..............................................     97,578       133,296        111,015       (244,311)        97,578
Retained earnings (deficit)...............................     82,514       (69,425)        72,917         (3,492)        82,514
Shares held in executive deferred compensation plan.......      6,792         6,792             --         (6,792)         6,792
Accumulated other comprehensive income (loss).............        658            --           (383)           383            658
                                                             --------      --------     ----------      ---------     ----------
  Total shareholders' equity..............................    187,542        84,813        183,549       (268,362)       187,542
                                                             --------      --------     ----------      ---------     ----------
  Total liabilities and shareholders' equity..............   $497,679      $199,655     $1,907,042      $(316,050)    $2,288,326
                                                             ========      ========     ==========      =========     ==========

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                     CONSOLIDATING CONDENSED BALANCE SHEET

                               DECEMBER 31, 1999

                                                                                         Non-
                                                                                         ---
                                                                        Guarantor      Guarantor
                                                                      -------------  -------------
                                                             ICII     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                           ---------  -------------  -------------  -------------  ------------
                                                                                      (In thousands)
                         ASSETS
                         ------
Cash.....................................................   $ 11,110      $  1,382     $   34,852      $ (13,446)    $   33,898
Interest bearing deposits................................     35,049            --        213,133             --        248,182
Investments in Federal Home Loan Bank stock..............         --            --          6,960             --          6,960
Securities available for sale and trading................     74,827        41,460        132,042        (13,150)       235,179
Loans held for sale......................................      1,441        12,300        275,657             --        289,398
Loans held for investment, net...........................     55,721        17,105      1,211,862        (43,456)     1,241,232
Servicing rights.........................................         --           802             --             --            802
Retained interest in loan and lease securitizations......         --        10,220             --             --         10,220
Investment in subsidiaries...............................    255,024            --             --       (255,024)            --
Goodwill.................................................     11,778         4,306         18,877             --         34,961
Other assets.............................................     26,230        11,686         27,300         (1,925)        63,291
Net assets of discontinued operations....................     44,396        (6,904)            --             --         37,492
                                                            --------      --------     ----------      ---------     ----------
  Total assets  .........................................   $515,576      $ 92,357     $1,920,683      $(327,001)    $2,201,615
                                                            ========      ========     ==========      =========     ==========
            LIABILITIES AND
            ---------------
          SHAREHOLDERS' EQUITY
          --------------------

Deposits.................................................   $     --      $  2,050     $1,626,154      $ (13,446)    $1,614,758
Other borrowings.........................................      7,911         8,456        103,323        (45,381)        74,309
Company obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 debentures of the company ("ROPES").....................     63,915        (2,165)            --             --         61,750
Senior notes.............................................    185,185            --             --             --        185,185
Minority interest in consolidated subsidiaries...........        103             2            155          2,424          2,684
Other liabilities........................................     53,082         4,341            126             --         57,549
                                                            --------      --------     ----------      ---------     ----------
  Total liabilities......................................    310,196        12,684      1,729,758        (56,403)     1,996,235
                                                            --------      --------     ----------      ---------     ----------
Shareholders' equity:
Preferred stock..........................................         --        14,150             --        (14,150)            --
Common stock.............................................     97,220       120,551        110,977       (231,528)        97,220
Retained earnings (deficit)..............................     98,437       (64,641)        80,295        (15,654)        98,437
Shares held in deferred executive compensation plan......      7,107         7,107             --         (7,107)         7,107
Accumulated other comprehensive income (loss)............      2,616         2,506           (347)        (2,159)         2,616
                                                            --------      --------     ----------      ---------     ----------
  Total shareholders' equity.............................    205,380        79,673        190,925       (270,598)       205,380
                                                            --------      --------     ----------      ---------     ----------
  Total liabilities and shareholders' equity.............   $515,576      $ 92,357     $1,920,683      $(327,001)    $2,201,615
                                                            ========      ========     ==========      =========     ==========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                          QUARTER ENDED MARCH 31, 2000


                                                                                          Non-
                                                                         Guarantor      Guarantor
                                                              ICII     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                            ---------  -------------  -------------  -------------  -------------
                                                                                       (In thousands)

Interest income...........................................  $  5,256        $ 2,663       $ 46,225        $(1,194)      $ 52,950
Interest expense..........................................     7,534            301         25,612         (1,194)        32,253
                                                            --------        -------       --------        -------       --------
Net interest (expense) income.............................    (2,278)         2,362         20,613             --         20,697
Provision for loan and lease losses.......................        --            870         23,149             --         24,019
                                                            --------        -------       --------        -------       --------
  Net interest (expense) income after provision for
           loan and lease losses..........................    (2,278)         1,492         (2,536)            --         (3,322)
                                                            --------        -------       --------        -------       --------

Gain on sale of loans and leases..........................        --            261           (128)            --            133
Asset management fees.....................................        --            861             --             --            861
Investment banking and brokerage fees.....................        --             --          7,654             --          7,654
Loan servicing (expense) income...........................       (40)         1,237            329             --          1,526
Loss on sale of securities................................      (602)            --             --             --           (602)
Mark to market on securities and loans held for sale......      (542)           542         (1,773)            --         (1,773)
Other (loss) income.......................................      (185)           910          2,349             --          3,074
                                                            --------        -------       --------        -------       --------
  Total fee and other income..............................    (1,369)         3,811          8,431             --         10,873
                                                            --------        -------       --------        -------       --------

Personnel and commission expense..........................       739          2,076         11,125            732         14,672
Amortization of servicing rights..........................        --            136             --             --            136
Occupancy expense.........................................       151            186          1,012             --          1,349
Net expense of other real estate owned....................       185            298             73             --            556
Professional services.....................................       341            554            700             --          1,595
Telephone and other communications........................        29             96            745              1            871
Amortization of goodwill..................................       208              8            415             --            631
General and administrative (income) expense...............       (36)           911          4,771             10          5,656
                                                            --------        -------       --------        -------       --------
  Noninterest expenses....................................     1,617          4,265         18,841            743         25,466
Merger costs..............................................        --          9,397             --             --          9,397
                                                            --------        -------       --------        -------       --------
  Total noninterest expenses..............................     1,617         13,662         18,841            743         34,863
                                                            --------        -------       --------        -------       --------
Loss before income taxes, minority interest, and equity
 in undistributed income of subsidiaries..................    (5,264)        (8,359)       (12,946)          (743)       (27,312)
Income taxes..............................................    (1,375)        (3,608)        (5,562)          (290)       (10,835)
Minority interest in income (loss) of
   consolidated subsidiaries..............................        --             33             (6)           366            393
Extraordinary item-gain on early extinguishment of debt,
 net of income taxes......................................       947             --             --             --            947
Equity in undistributed (loss) income of consolidated
 subsidiaries.............................................   (12,981)            --             --         12,981             --
                                                            --------        -------       --------        -------       --------
  Net (loss) income.......................................  $(15,923)       $(4,784)      $ (7,378)       $12,162       $(15,923)
                                                            ========        =======       ========        =======       ========

                       IMPERIAL CREDIT INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                   CONSOLIDATING CONDENSED INCOME STATEMENT

                         QUARTER ENDED MARCH 31, 1999

                                                                                         Non-
                                                                        Guarantor      Guarantor
                                                              ICII    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                            --------  ------------   ------------   ------------   ------------
                                                                                     (In thousands)
Interest income...........................................  $  5,432       $ 4,019        $48,186        $(1,073)       $56,564
Interest expense..........................................     7,632           510         24,244         (1,073)        31,313
                                                            --------       -------        -------        -------        -------
Net interest (expense) income.............................    (2,200)        3,509         23,942             --         25,251
Provision (recovery) for loan and lease losses............       250          (250)         2,200             --          2,200
                                                            --------       -------        -------        -------        -------
      Net interest (expense) income after provision for
           loan and lease losses..........................    (2,450)        3,759         21,742             --         23,051
                                                            --------       -------        -------        -------        -------
Gain on sale of loans and leases..........................        --         1,048          1,912             --          2,960
Loan servicing (expense) income...........................        (7)          956          1,009             --          1,958
Investment banking and brokerage fees.....................        --            --          6,304             --          6,304
Asset management fees.....................................        --         3,010             --             --          3,010
Gain (loss) on sale of securities.........................       780           127             --           (428)           479
Mark to market on securities and loans held for sale......       774        (1,871)        (2,277)            --         (3,374)
Equity in net income of FMC...............................     1,961            --             --             --          1,961
Other income..............................................       511           880          3,124             --          4,515
                                                            --------       -------        -------        -------        -------
      Total fee and other income..........................     4,019         4,150         10,072           (428)        17,813
                                                            --------       -------        -------        -------        -------

Personnel and commission expense..........................       233         4,525         11,305             --         16,063
Amortization of servicing rights..........................        --            23          2,708             --          2,731
Occupancy expense.........................................       114           251            945             --          1,310
Net (income) expense of other real estate owned...........        (5)           80             63             --            138
Professional services.....................................       823           524            981             --          2,328
Telephone and other communications........................        29           181            774             --            984
Amortization of goodwill..................................        --           386            413             --            799
General and administrative expense........................       683           888          4,864             --          6,435
                                                            --------       -------        -------        -------        -------
      Total noninterest expenses..........................     1,877         6,858         22,053             --         30,788
                                                            --------       -------        -------        -------        -------
(Loss) income before income taxes, minority interest and
 equity in undistributed income subsidiaries..............      (308)        1,051          9,761           (428)        10,076
Income taxes..............................................      (988)          542          3,812           (172)         3,194
Minority interest in income (loss) of consolidated
 subsidiaries.............................................        --             1             (4)           123            120
                                                            --------       -------        -------        -------        -------
Income before equity in undistributed income of
 subsidiaries.............................................       680           508          5,953           (379)         6,762
Equity in undistributed income of subsidiaries............     6,082            --             --         (6,082)            --
                                                            --------       -------        -------        -------        -------
      Net income..........................................  $  6,762       $   508        $ 5,953        $(6,461)       $ 6,762
                                                            ========       =======        =======        =======        =======

                       IMPERIAL CREDIT INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                         QUARTER ENDED MARCH 31, 2000

                                                                                             Non-
                                                                            Guarantor      Guarantor
                                                                 ICII     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                               --------   ------------   ------------   ------------   ------------
                                                                                          (In thousands)
Net cash provided by (used in) operating activities..........  $  2,355       $(44,112)      $ (9,059)      $ (8,755)     $ (59,571)
                                                               --------       --------       --------       --------      ---------

Cash flows from investing activities:
  Net change in interest bearing deposits....................     3,179         (1,117)       212,093            (12)       214,143
  Purchase of securities available for sale..................        --         (3,500)       (50,000)            --        (53,500)
  Net cash received in acquisition of ICCMIC.................    11,524             --             --             --         11,524
  Net change in loans held for investment....................    (6,341)        (8,232)       (85,259)          (232)      (100,064)
  Net change in investment in subsidiaries...................   (10,278)            --             --         10,278             --
  Other, net.................................................       (61)           411            (85)            79            344
                                                               --------       --------       --------       --------      ---------
Net cash (used in) provided by investing activities..........    (1,977)       (12,438)        76,749         10,113         72,447
                                                               --------       --------       --------       --------      ---------

Cash flows from financing activities:
  Net decrease in deposits...................................        --             --         59,272          7,231         66,503
  Net change in other borrowings.............................      (492)        56,931        (61,398)        (1,291)        (6,250)
  Repurchase of Senior Notes.................................    (4,622)            --             --             --         (4,622)
  Repurchase of company obligated mandatorily redeemable
   preferred securities of subsidiary trust holding solely
   debentures of the company ("ROPES").......................    (1,058)            --             --             --         (1,058)
  Capital contributions......................................    (1,275)         1,275             --             --             --
  Other, net.................................................        43             25             (5)           397            460
                                                               --------       --------       --------       --------      ---------
Net cash (used in) provided by financing activities..........    (7,404)        58,231         (2,131)         6,337         55,033
                                                               --------       --------       --------       --------      ---------

  Net change in cash.........................................    (7,026)         1,681         65,559          7,695         67,909
  Cash at beginning of period................................    11,110          1,382         34,852        (13,446)        33,898
                                                               --------       --------       --------       --------      ---------
  Cash at end of period......................................  $  4,084       $  3,063       $100,411       $ (5,751)     $ 101,807
                                                               ========       ========       ========       ========      =========

                        IMPERIAL CREDIT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                          QUARTER ENDED MARCH 31, 1999

                                                                                        Non-
                                                                       Guarantor      Guarantor
                                                            ICII     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                          ---------  -------------  -------------  -------------  -------------
                                                                                     (In thousands)
Net cash provided by (used in) operating Activities.....  $ 33,384        $(7,941)     $  98,121        $(1,713)     $ 121,851
                                                          --------        -------      ---------        -------      ---------

Cash flows from investing activities:
  Net change in interest bearing deposits...............   (14,226)          (366)      (252,615)         3,185       (264,022)
  Purchase of securities available for sale.............        --             --        (13,222)            --        (13,222)
  Proceeds from sale of IMH stock.......................        --          5,025             --             --          5,025
  Net change in loans held for investment...............    (7,171)         5,373        121,824             --        120,026
  Net change in investment in subsidiaries..............     2,695             --             --         (2,695)            --
  Other, net............................................         8            229         (2,190)            --         (1,953)
                                                          --------        -------      ---------        -------      ---------
Net cash (used in) provided by investing activities.....   (18,694)        10,261       (146,203)           490       (154,146)
                                                          --------        -------      ---------        -------      ---------

Cash flows from financing activities:
  Net (decrease) increase in deposits...................        --             --       (130,124)           928       (129,196)
  Repayments of advances from Federal Home Loan Bank....        --             --        (10,000)            --        (10,000)
  Net change in other borrowings........................   (19,261)        (3,728)       (67,742)         1,050        (89,681)
  Other, net............................................     1,847            (49)        (1,741)           172            229
                                                          --------        -------      ---------        -------      ---------
Net cash (used in) provided by financing activities.....   (17,414)        (3,777)      (209,607)         2,150       (228,648)
                                                          --------        -------      ---------        -------      ---------

  Net change in cash....................................    (2,724)        (1,457)      (257,689)           927       (260,943)
  Cash at beginning of period...........................     3,224            725        296,259         (2,436)       297,772
                                                          --------        -------      ---------        -------      ---------

  Cash at end of period.................................  $    500        $  (732)     $  38,570        $(1,509)     $  36,829
                                                          ========        =======      =========        =======      =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  We are a diversified commercial lending, financial services, and investment banking holding company that was incorporated in 1991 in the State of California. Our headquarters are located in Torrance, California. Our business activities are conducted through four wholly owned subsidiaries: Southern Pacific Bank ("SPB"), Imperial Business Credit Inc. ("IBC"), Imperial Credit Lender Services, Inc. ("ICLS") formerly Statewide Documentation, Inc., and Imperial Credit Asset Management, Inc. ("ICAM"). Imperial Capital Group, LLC ("ICG") is a majority owned consolidated subsidiary which is approximately 65% owned by us and approximately 35% owned by ICG's management. In addition to the wholly-owned consolidated subsidiaries listed above, on March 28, 2000, we acquired all of the outstanding common shares of Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC") making it a consolidated subsidiary of our company. Prior to the acquisition date we owned 9% of ICCMIC's outstanding common shares. Our parent company, and our subsidiaries and affiliates offer a wide variety of deposit and commercial loan products, asset management, investment banking and brokerage, and loan documentation and closing services. Our core businesses originate loans and leases funded primarily by FDIC insured deposits. Our business strategy currently emphasizes:

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

Overview of Consolidated Operations

  At March 31, 2000, our total assets were $2.3 billion as compared to $2.2 billion at December 31, 1999. Our total net loans increased $130.0 million to $1.7 billion at March 31, 2000 as compared to $1.6 billion at December 31, 1999. Our loan and lease originations from IPL and IBC were $65.9 million and $23.9 million for the first quarter of 2000 as compared to $95.4 million and $29.9 million for the same period last year. Fundings of new commitments at Coast Business Credit ("CBC") were $80.7 million for the quarter ended March 31, 2000 as compared to $29.4 million for the same period last year. Our entertainment lending division at SPB, The Lewis Horwitz Organization ("LHO") funded $10.7 million of new commitments for the quarter ended March 31, 2000.

  On March 28, 2000 we completed the acquisition of ICCMIC, (See Footnote 10- "Imperial Credit Commercial Mortgage Investment Corp. Transaction").

  Our non-performing assets and non-accrual loans and leases increased to $76.5 million and $72.6 million at March 31, 2000 from $64.4 million and $59.4 million at December 31, 1999, respectively. The increase in non-performing assets and non-accrual loans occurred primarily in SPB's Loan Participation and Investment Group ("LPIG") and Imperial Warehouse Finance ("IWF") loan portfolios, partially offset by a decrease in CBC non-accrual loans. At March 31, 2000, the allowance for loan and lease losses was $49.4 million as compared to $31.8 at December 31, 1999. The ratio of the allowance for loan and lease losses to total loans held for investment increased to 3.61% at March 31, 2000 as compared to 2.50% at December 31, 1999. The ratio of the allowance for loan and lease losses to non-accrual loans and leases increased to 68.14% at March 31, 2000 as compared to 53.64% at December 31, 1999. Excluding the non-accrual loans acquired in connection with the LHO acquisition, the coverage ratio increased to 77.55% at March 31, 2000.

  Our borrowings and long term debt decreased by $13.7 million for the quarter ended March 31, 2000 as compared to December 31, 1999 primarily due to the repurchase of $7.4 million of our Senior Notes and ROPES and net a decrease in other borrowings of $6.3 million. Our deposits at SPB increased $66.5 million or 4.1% during the quarter ended March 31, 2000, which provided the liquidity for the acquisition of certain assets from ICCMIC and our loan portfolio growth at CBC, IPL and LHO.

Consolidated Results of Operations

  We reported a net loss for the quarter ended March 31, 2000 of $15.9 million or $0.48 diluted net loss per share as compared to net income of $6.8 million
or $0.18 diluted net income per share for the same period last year.    The
decline for the quarter ended March 31, 2000, was primarily due to an increased provision for loan and lease losses, lower net interest income and non-recurring merger costs partially offset by lower operating costs. The net loss for the quarter ended March 31, 2000 included an extraordinary gain on the early extinguishment of debt of $947,000 or $0.03 diluted net income per share.

Net Interest Income

  Our net interest income decreased to $20.7 million for the quarter ended March 31, 2000 as compared to $25.3 million for the same period last year. The decrease in net interest income for the quarter ended March 31, 2000 was primarily due to a lower average balance of earning assets and an increase in non-performing assets. The decrease in average earning assets primarily relates to a 57.6% decrease in non core loans to $126.5 million at March 31, 2000 as compared to $298.3 million at March 31, 1999. Interest expense increased to $32.3 million for the quarter ended March 31, 2000 as compared to $31.3 million for the same period last year. The increase in interest expense primarily related to an increase in the average cost of deposits at SPB which increased to 5.94% during the first quarter ended March 31, 2000 as compared to 5.52% in the same period last year. The increase in deposit interest expense was partially offset by decreased average balances of our Senior Notes and ROPES.

Fee and Other Income

  Our gain on sale of loans and leases decreased to $133,000 for the quarter ended March 31, 2000 as compared to $3.0 million for the same period last year. The decrease was primarily due to our strategy of retaining a higher level of multifamily real estate loans originated by IPL in our loan portfolio.

  Asset management fees decreased to $861,000 for the quarter ended March 31, 2000 as compared to $3.0 million for the same period last year. The decrease was primarily due to the termination of the ICCMIC asset management agreement and decreased average outstanding other assets under management.

  Investment banking and brokerage fees increased to $7.7 million for the quarter ended March 31, 2000 as compared to $6.3 million for the same period last year. The increase was primarily a result of increased trading and unrealized gains on securities and increased corporate finance fee income, partially offset by decreased commission revenues. ICG raised total proceeds for their clients through corporate finance transactions of $2.5 million during the quarter ended March 31, 2000 as compared to none for the same period last year.

  Loan servicing income decreased to $1.5 million for the quarter ended March 31, 2000 as compared to $2.0 million for the same period last year primarily due to our exit from the third party multifamily and commercial mortgage loan servicing businesses.

  For the quarter ended March 31, 2000, our net mark-to-market losses of loans and securities held for sale were ($1.8) million as compared to ($3.4) million in the same period last year. The mark-to-market adjustments in the quarter ended March 31, 2000 were primarily related to a decline in the value of commercial mortgage backed securities and investments in total return swaps. The mark-to-market adjustments in the quarter ended March 31, 1999 were related to write-downs in sub-prime auto loans at SPB of $3.1 million and retained interest in lease securitizations at IBC of $2.2 million. These negative mark-to-market adjustments were partially offset by positive adjustments of $1.9 million for all of our other retained interests in loan securitizations and securities held for sale.

  Fee and other income for the prior year quarter ended March 31, 1999 includes a $2.0 million equity pick up as a result of our former equity interest in Franchise Mortgage Acceptance Company ("FMC"), which was sold in the fourth quarter of 1999. There was no equity pick up from FMC in the quarter ended March 31, 2000.

Noninterest Expense

  Our total noninterest expenses increased by $4.1 million to $34.9 million for the quarter ended March 31, 2000 as compared to $30.8 million for the same period last year. Total noninterest expenses, excluding merger costs of $9.4 million associated with the acquisition of ICCMIC, decreased $5.3 million to $25.5 million for the quarter ended March 31, 2000 as compared $30.8 million for the same period last year. The decrease in noninterest expenses was primarily related to our exit from non-core businesses during the course of 1999.

  Our total personnel expense decreased $1.4 million to $14.7 million for the quarter ended March 31, 2000 as compared to $16.1 million for the same period last year. The decrease in personnel expense was primarily related to our exit from non-core businesses and the related 9.9% reduction of our full time equivalent ("FTE") employees to 591 at March 31, 2000 from 656 at March 31, 1999.

  Our amortization of servicing rights was $136,000 for the quarter ended March 31, 2000 as compared to $2.7 million for the same period last year. The decrease for the quarter ended March 31, 2000 as compared to the same period last year was primarily due to our decision to exit the third party multifamily and commercial mortgage loan servicing operations.

  Our professional, telephone and other communications, and general and administrative expenses decreased to $1.6 million, $871,000 and $5.7 million for the quarter ended March 31, 2000 as compared to $2.3 million, $984,000 and $6.4 million for the same period last year. The overall decrease for professional, telephone and other communications, and general and administrative expenses were primarily due to the exit from non-core businesses and our related focus on increasing operating efficiencies at our core business operations.

CORE BUSINESS LINES

  The following table reflects average loans and leases outstanding and the average yields earned on our core business units for the quarter ended March 31, 2000 and 1999:

                             For the quarter ended March 31,
                             -------------------------------
                                 (Dollars in thousands)
                                 ----------------------
                      Average Loans and
                           Leases
                        Outstanding                  Average Yield
                        -----------                  -------------
Business Line         2000        1999            2000            1999
-------------         ----        ----            ----            ----
CBC                $738,255      $617,606        12.99%          13.67%
IWF                  81,126       154,080         5.30            8.23
LPIG                219,071       229,455         7.59            7.86
LHO                  18,474            --        14.31              --
IBC                   9,497         8,600        12.92           11.60
IPL                 288,643       176,480         9.31            8.71

  Five of our core businesses are conducted though our largest subsidiary SPB. SPB is a $1.9 billion industrial bank that includes: CBC, an asset-based lender; IWF, which provides warehouse loans to third party residential mortgage loan originators; LPIG, an investor in syndicated bank loan participations; LHO, a commercial finance lender that provides financing for independent motion picture and television production; and IPL, a multifamily and commercial real estate lending business. The FDIC insured deposits of SPB primarily fund each of these businesses.

Coast Business Credit

  CBC's net revenues were $4.2 million for the quarter ended March 31, 2000 as compared to $11.3 million for the same period last year. CBC's net loss for the quarter ended March 31, 2000 was ($1.4) million as compared to net income of $4.2 million for the same period last year.

  The decrease in CBC's net revenues and net income for the quarter ended March 31, 2000 was primarily associated with the increased provision for loan losses, partially offset by an increase in net interest income. Net revenues include a provision for loan losses of $11.9 million for the quarter ended March 31, 2000 as compared to $3.6 million for the same period last year. The increase in the provision for loan losses resulted from a higher level of net charge-offs and increased non-accrual loans at March 31, 2000 as compared to the same period last year.

  CBC increased its average loans outstanding for the quarter ended
March 31, 2000 to $738.3 million as compared to $617.6 million for the same period last year. As a result of the increase in CBC's average loans outstanding, CBC's net interest income increased $1.6 million to $14.4 million during the quarter ended March 31, 2000 from $12.8 million for the same period last year. The yield on CBC's loans for the quarter ended March 31, 2000 decreased to 12.99% as compared to 13.67% for the same period last year primarily resulting from an increase in non-accrual loans and decreased loan prepayment fees.

  CBC earned other income totaling $1.6 million during the quarter ended March 31, 2000 as compared to $2.0 million for the same period last year.

  CBC's total expenses were $6.5 million for the quarter ended March 31, 2000 as compared to $5.1 million for the same period last year. Total expenses increased for the quarter ended March 31, 2000 as compared to the same period last year primarily due to higher personnel, occupancy and telephone and other communications, and general and administrative expenses associated with CBC's continued geographic expansion into several major metropolitan areas of the United States. CBC's FTE increased to 143 FTE at March 31, 2000 as compared to 126 FTE at March 31, 1999.

  Fundings of new commitments at CBC were $80.7 million for the quarter ended March 31, 2000 as compared to $43.3 million for the prior quarter ended December 31, 1999 and $29.4 million for the same period last year.

  At March 31, 2000, CBC's non-accrual loans were $17.9 million as compared $22.2 million at December 31, 1999 and $21.7 million at September 30, 1999. CBC incurred net charge-offs of non-accrual loans totaling $4.6 million for the quarter ended March 31, 2000 as compared to $2.2 million for the prior quarter ended December 31, 1999 and $713,000 for the same period last year. Non-performing loans at CBC are collateralized by accounts receivable and inventory. The increase in CBC's non-accrual loans and charge-offs results from regulatory guidance that prevents CBC from considering the liquidation of certain intangible assets of its customers in determining a loan's accrual status or, if necessary, the required charge-off amount. The effect of this guidance resulted in CBC reserving for, and charging off the gross amount of outstanding problem loans as opposed to CBC's previous practice of reserving for and, if necessary, ultimately charging off the net deficiency amount of problem loans.

Imperial Warehouse Finance

  IWF's net revenues were ($2.5) million for the quarter ended March 31, 2000 as compared to $1.4 million for the same period last year. IWF's net loss for the quarter ended March 31, 2000 was ($2.1) million as compared to net income of $573,000 for the same period last year.

  Net revenues includes a provision for loan losses of $2.3 million for the quarter ended March 31, 2000 as compared to $107,000 for the quarter ended March 31, 1999. The increase in provision for loan losses for the quarter ended March 31, 2000 is primarily related to the increase in the balance of non-accrual loans.

  Net interest (expense) income was ($261,000) for the quarter ended March 31, 2000 as compared to $1.1 million for the same period last year. IWF's average loans outstanding and average yields for the quarter ended March 31, 2000 decreased to $81.1 million and 5.30% as compared to $154.1 million and 8.23% for the same period last year, respectively. The decrease in IWF's loan yields was primarily due to an increase in IWF's non-accrual loans partially offset by the increase in the bank's prime lending rate. The decrease in average loans outstanding was primarily due to stricter underwriting guidelines implemented during the fourth quarter of 1999 and a change in our marketing focus to the Western United States.

  IWF earned other income consisting primarily of loan fees charged to its customers of $80,000 for the quarter ended March 31, 2000 as compared to $476,000 for the same period last year.

  IWF's total expenses increased to $968,000 for the quarter ended March 31, 2000 as compared to $593,000 for the same period last year. Total expenses increased for the quarter ended March 31, 2000 as compared to the same period last year primarily due to higher personnel, occupancy, professional services, general and administrative, and telephone and other communications expenses. IWF's FTE decreased to 15 FTE at March 31, 2000 as compared to 16 FTE at March 31, 1999.

  At March 31, 2000, IWF's non-accrual loans increased to $10.6 million as compared to $7.8 million at December 31, 1999 and $6.0 million at September 30, 1999. IWF's non-accrual loans increased as a result of our new underwriting policies and stricter collection efforts implemented in the fourth quarter of 1999. IWF incurred net charge-offs of non-accrual loans totaling $1.4 million during the quarter ended March 31, 2000 as compared to none for the prior quarter ended December 31, 1999 and none for the same period last year. IWF's non-performing loans are collateralized by mortgage loans on single family residences.

Loan Participation and Investment Group

  LPIG's total net revenues were ($8.2) million for the quarter ended March 31, 2000 as compared to $3.0 million for the same period last year. LPIG's net loss was ($5.2) million for the quarter ended March 31, 2000 as compared to net income of $1.8 million for the same period last year. LPIG's net revenues and net income decreased in the quarter ended March 31, 2000 as compared to the same period last year as a result of a significant increase in the provision for loan losses during the quarter ended March 31, 2000. Net revenues include a provision for loan losses of $9.2 million for the quarter ended March 31, 2000
as compared to a recovery of $11,000 for the quarter ended March 31, 1999.   The
increase in the provision for loan losses for the quarter ended March 31, 2000 resulted from an increase in non-accrual loans.

  LPIG's net interest income was $1.5 million for the quarter ended March 31, 2000 as compared to $1.9 million for the same period last year. The decrease in LPIG's loan yields to 7.59% for the quarter ended March 31, 2000 as compared to 7.86% for the same period last year was primarily due to an increase in LPIG's non-accrual loans.

  For the quarter ended March 31, 2000, LPIG reported other (loss) income of ($151,000), which consisted primarily of loan fees and mark-to-market losses on securities, as compared to $1.2 million for the same period last year. LPIG's loan fees were $398,000 and mark-to-market losses were $551,000 for the quarter ended March 31, 2000 as compared to $656,000 in loan fees and mark-to-market gains of $574,000 for the same period last year. The decreases in loan fees resulted from reduced funding of new LPIG loan commitments.

  LPIG's total expenses were $380,000 for the quarter ended March 31, 2000 as compared to $332,000 for the same period last year. Total expenses increased for the quarter ended March 31, 2000 as compared to the same period last year primarily due to higher professional services and general and administrative expenses. LPIG's FTE increased to 5 FTE at March 31, 2000 compared to 4 FTE at March 31, 1999.

  At March 31, 2000, LPIG's non-performing loans were $11.9 million as compared to none at December 31, 1999, and $7.8 million at September 30, 1999. The increase in LPIG's non-performing loans for the first quarter ended March 31, 2000 represented two loans, one for $2.2 million and the other for $9.7 million, totaling $11.9 million. During the quarter ended March 31, 2000, LPIG has provided $9.2 million for potential losses from the restructuring or ultimate liquidation of these loans and other loans.

  We are not originating any new commitments for LPIG at this time since we believe that the capital that is currently being deployed at SPB to support LPIG's business could be more profitably used in CBC's, LHO's, IWF's, and IPL's businesses. As such, we anticipate that the current outstanding balance of LPIG's loans will decrease over time as this portfolio runs-off.

The Lewis Horwitz Organization

  LHO was acquired by our company in October of 1999 and did not have any comparable net revenues, net income, or expenses for the first quarter ended March 31, 1999. LHO's net revenues were $937,000 for the quarter ended March 31, 2000. LHO's net loss for the quarter ended March 31, 2000 was ($71,000) compared to none for the same period last year. Net revenues include a provision for loan losses of $216,000 for the quarter ended March 31, 2000.

  Net interest income was $1.1 million for the quarter ended March 31, 2000. LHO's average loans outstanding and average yields for the quarter ended March 31, 2000 were $18.5 million and 14.31% as compared to $6.1 million and 14.77% for the previous quarter ended December 31, 1999.

  LHO's total expenses were $1.1 million for the quarter ended March 31, 2000. LHO had 15 FTE at March 31, 2000 as compared to 12 FTE at December 31, 1999.

  Fundings of commitments at LHO were $10.7 million for the quarter ended March 31, 2000 as compared to $15.8 million for the prior quarter ended December 31, 1999.

  At March 31, 2000, LHO's non-accrual loans were $8.9 million as compared to $8.2 million at December 31, 1999 and none at September 30, 1999. LHO has not incurred any charge-offs of non-accrual loans since the acquisition in October of 1999. Non-performing loans at LHO are collateralized by the distribution rights of the film or television production, and are carried at their estimated realizable values. All of LHO's non-accrual loans were acquired from Imperial Bank under the terms of the LHO purchase agreement.

Imperial Business Credit

  During the quarter ended December 31, 1999, defaults on leases originated through IBC's broker and small-ticket lease programs increased significantly. The increase in defaults caused us to reassess and increase the projected level of lease losses related to IBC's securitized leases. The reassessment resulted in a significant write-down of the carrying balance of retained interest in lease securitizations during 1999. As a result of the reassessment of the level of expected losses from IBC's small ticket and broker originated business, we decided to cease originations of all small ticket leases though IBC. During April 2000, we sold or closed IBC's remaining origination offices. We intend IBC's lease originations in the future to primarily consist of middle market leases, which will be funded through the deposits of SPB.

  IBC's total net revenues increased to $2.5 million for the quarter ended March 31, 2000 as compared $709,000 for the same period last year. IBC's net loss decreased to $15,000 for the quarter ended March 31, 2000 as compared to $1.3 million for the same period last year. IBC's net revenues increased and net loss decreased for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999 primarily due to lower negative mark-to-market adjustments partially offset by lower gains on sales of leases. During the quarter ended March 31, 2000, there were no mark-to-market adjustments as compared to $2.2 million for the same period in the prior year.

  IBC originated $23.9 million of leases for the quarter ended March 31, 2000, as compared to $29.9 million for the same period last year. IBC securitized leases of $28.2 million during the quarter ended March 31, 2000 generating a gain on sale revenue of $261,000, or 0.93% of the principal balance securitized. For the quarter ended March 31, 1999, IBC securitized leases of $32.1 million, generating gain on sale revenue of $1.0 million, or 3.27% of the principal balance securitized.

  Currently, all of IBC's leases are initially funded with a warehouse line of credit from SPB, and then permanently funded through a term securitization facility. IBC's net interest income increased to $578,000 during the quarter ended March 31, 2000 as compared to $368,000 for the same period last year primarily due to an increase in the average balance and yield on outstanding leases held for sale, and a decrease in borrowing costs.

  IBC also earned other income from servicing leases sold into its securitization facility of $1.2 million for the quarter ended March 31, 2000, as compared to $1.1 million for the same period last year.

  IBC's total expenses were $2.6 million for the quarter ended March 31, 2000 as compared to $2.7 million for the same period last year. IBC's FTE decreased to 93 FTE at March 31, 2000 compared to 97 FTE at March 31, 1999.

  At March 31, 2000, IBC's non-accrual leases were $60,000 as compared to $77,000 at December 31, 1999 and $1,000 at September 30, 1999.

Income Property Lending Division

  IPL's net revenues were $2.9 million for the quarter ended March 31, 2000 as compared to $4.3 million for the same period last year. IPL's net income was $513,000 for the quarter ended March 31, 2000 as compared to $1.3 million for the same period last year. The decrease in IPL's revenues and net income for the quarter ended March 31, 2000 as compared to the same period last year primarily resulted from lower gain on sale of loans partially offset by increased interest income earned on higher average outstanding balances of income property loans.

  IPL originated $65.9 million of loans for the quarter ended March 31, 2000 as compared to $95.4 million of loans for the same period last year. During the quarter ended March 31, 2000, IPL sold $34.7 million of loans generating a gain on sale of $263,000, or 0.76% of the principal balance of loans sold. IPL sold $93.2 million of loans in the quarter ended March 31, 1999, generating a gain on sale of $1.7 million, or 1.8% of the principal balance of loans sold.

  Gain on sale of loan revenues as a percentage IPL's loans sold decreased in the quarter ended March 31, 2000 as compared to the same period last year due to decreased interest margins and a decrease in demand for small balance income property loans in the secondary market. The volume of loans sold decreased as a result of our strategy to retain for portfolio a higher level of multifamily real estate loans originated by IPL.

  IPL's net interest income for the quarter ended March 31, 2000, increased to $2.5 million as compared to $2.4 million for the same period last year. The increase was primarily the result of an increased average balance and yield on outstanding loans, partially offset by increased borrowing costs. IPL's average outstanding loan balance for the quarter ended March 31, 2000, increased to $288.6 million as compared to $176.5 million for the same period last year. Interest income increased to $7.4 million and borrowing costs increased to $4.9 million for the quarter ended March 31, 2000 as compared to $5.1 million and $2.7 million for the same period last year, respectively. The increase in IPL's average outstanding loan balance was primarily the result of our strategy to retain for portfolio a higher level of multifamily real estate loans originated by IPL. The increase in IPL's loan yields to 9.31% for the quarter ended March 31, 2000 as compared to 8.71% for the same period last year was primarily due to higher market rates.

  IPL's total expenses were $2.0 million for the quarter ended March 31, 2000 as compared to $2.5 million for the same period last year. Total expenses decreased primarily due to lower personnel, professional fees, occupancy expense, telephone and other communication expenses relating to our focus on increasing operating efficiencies partially offset by higher data processing, OREO and general and administrative expenses. IPL's FTE decreased to 69 FTE at March 31, 2000 compared to 77 FTE at March 31, 1999.

  At March 31, 2000, IPL's non-accrual loans were $2.5 million or 0.80% of its outstanding loan portfolio, as compared to $237,000 or 0.09% of its outstanding loan portfolio at December 31, 1999 and $373,000 or 0.14% of its outstanding loan portfolio at September 30, 1999. The increase in IPL's non-performing loans for the quarter ended March 31, 2000 primarily relates to one loan for $2.1 million.

Asset Management Activities ("AMA")

  AMA's net revenues were $796,000 for the quarter ended March 31, 2000 as compared to $2.8 million for the same period last year. AMA's net income was $15,000 for the quarter ended March 31, 2000 as compared to a net loss of ($111,000) for the same period last year. AMA's net revenues decreased primarily as a result of lower asset management fees due to the termination of the ICCMIC asset management agreement and decreased average outstanding other assets under management. The balance of assets under management decreased to $622.1 million for the quarter ended March 31, 2000 as compared to $1.4 billion for the same period last year. The decrease was primarily due to our acquisition of ICCMIC. At March 31, 2000, there were no ICCMIC assets under management as compared to $713.7 million for the same period last year. (See Footnote 10 - " Imperial Credit Commercial Mortgage Investment Corp. Transaction"). At March 31, 2000, our assets under management were $491.3 million and $130.8 million at Pacifica Partners I L.P. ("Pacifica") and Cambria Investment Partnership I, L.P. ("Cambria"), respectively. At March 31, 1999, our assets under management were $713.7 million, $488.7 million, $93.4 million and $64.9 million at ICCMIC, Pacifica, Cambria and the Catalina Investment Partnership I, L.P., respectively.

  Total expenses from AMA activities were $771,000 for the quarter ended March 31, 2000 as compared to $2.9 million for the same period last year. The decrease in total expenses was primarily due to a decrease in personnel expenses at Imperial Credit Commercial Asset Management Corp. ("ICCAMC"), our wholly owned subsidiary, related to the termination of the ICCMIC asset management agreement. Employees and the related personnel expenses at ICCAMC were transferred to ICCMIC to manage the REIT operations once the asset management agreement was terminated.

  Total AMA FTE decreased to 9 FTE at March 31, 2000 compared to 33 FTE at March 31, 1999.

Imperial Capital Group

  ICG's net revenues increased to $7.5 million for the quarter ended March 31, 2000 as compared to $6.1 million for the same period last year. ICG's pre-tax income increased to $1.0 million for the quarter ended March 31, 2000 as compared to $214,000 for the same period last year.

  ICG's net revenue primarily consists of investment banking and brokerage fees. The increase in net revenue and pre-tax income for the quarter ended March 31, 2000 primarily resulted from unrealized and realized gains related to trading securities partially offset by lower commission income. For the quarter ended March 31, 2000, ICG raised $2.5 million of total debt and equity proceeds for their corporate clients. In the quarter ended March 31, 1999, ICG did not raise any debt or equity securities for their corporate clients.

  ICG's total expenses were $6.5 million for the quarter ended March 31, 2000 as compared to $5.7 million for the same period last year. Total expenses increased for the quarter ended March 31, 2000 as compared to the same period last year primarily due to higher personnel and professional fees, partially offset by lower telephone and other communications, and general and administrative expenses. ICG's FTE decreased to 71 FTE at March 31, 2000 compared to 86 FTE at March 31, 1999.

Other Core Operations ("OCO")

  OCO provides support to our subsidiaries through executive management oversight and advice, accounting, audit, operations, legal services, merger and acquisitions advice, human resources administration, insurance programs, office services, premises administration, and management information systems support. OCO's net revenues were ($4.2) million for the quarter ended March 31, 2000 as compared to ($59,000) for the same period last year. OCO's net loss was ($3.7) million for the quarter ended March 31, 2000 as compared to ($1.8) million for the same period last year. Net loss for the quarter ended March 31, 2000 includes a $947,000 gain from the early extinguishment of debt.

  For the quarter ended March 31, 2000 and 1999, OCO earned interest and dividend income of $3.4 million and $5.4 million and incurred interest expense of $6.5 million and $7.6 million, respectively.

  Total expenses of OCO were $1.8 million for the quarter ended March 31, 2000 as compared to $2.6 million for the same period last year. Total expenses decreased for the quarter ended March 31, 2000 as compared to the same period last year primarily due to lower occupancy, professional, telephone and other communications, and general and administrative expenses relating to our focus on increasing operating efficiencies partially offset by higher personnel and OREO expenses. OCO's FTE decreased to 45 FTE at March 31, 2000 as compared to 53 FTE at March 31, 1999.

NON CORE BUSINESS LINES

  We also operate "non-core" businesses, which consist of businesses that we've decided to de-emphasize. We group these businesses into the following categories:

Equity Interests--Represents our equity investments in other publicly traded companies. Effective July 1, 1999, we began accounting for our equity investment in Franchise Mortgage Acceptance Company ("FMC") under the cost method of accounting. Prior to July 1, 1999, we accounted for our investment in FMC under the equity method of accounting. From January 1, through October 31, 1999, we owned an equity interest of 38.3% in FMC. We changed our method of accounting for FMC since we determined that we did not have the ability to exercise significant influence over FMC, and the quarterly results of FMC were not made available to our company. In November 1999 we sold substantially all of our shares of the Bay View Capital Corporation ("Bay View") common stock we received in the FMC/Bay View merger resulting in a gain of approximately $30.1 million. This segment's source of revenue includes our common stock ownership percentage in the equity interests' reported net income or loss in addition to our gains on sales of the equity interests' stock.

De-emphasized/Discontinued/Exited Businesses--represents our business units we decided to either de-emphasize, discontinue, or exit. We decided to de-emphasize, discontinue or exit these business lines because they were not meeting our expectations. Our exit from these non-core businesses will allow our management to focus on our core business lines that have proven to be our most profitable businesses. Exited Businesses' principal sources of net revenue are interest earned on mortgage and consumer loans and mark-to-market valuations on loan portfolios. Exited Businesses' principal expenses are the merger and other operational costs incurred as a result of the ICCMIC acquisition, interest expense allocations incurred from deposits and inter-company borrowings, and general and administrative expenses.

Equity Interests

  In the prior years quarter ended March 31, 1999, Equity Interests primarily included our portion of the net income or loss of FMC. During the fourth quarter of 1999 we sold our investment in FMC. For the quarter ended March 31, 2000, Equity Interests generated net revenues of $177,000 as compared to $2.4 million for the same period last year. Equity Interests reported net income of $75,000 for the quarter ended March 31, 2000 as compared to $1.5 million for the same period last year.

Exited Businesses

  The Exited Businesses' net revenues were $3.5 million for the quarter ended March 31, 2000 as compared to $9.4 million for the same period last year. The decrease in net revenue for the quarter ended March 31, 2000 primarily resulted from the liquidation and sale of non-core businesses and loans. The Exited Businesses net loss was ($4.9) million for the quarter ended March 31, 2000 as compared to net income of $779,000 for the same period last year. The decrease in net income is primarily the result of non recurring merger costs incurred as a result of the ICCMIC transaction.

  Our non-core loans decreased to $126.5 million at March 31, 2000 as compared to $143.4 million at December 31, 1999, and $298.3 million at March 31, 1999. The remaining non-core portfolios primarily consist of lower risk single family mortgage loans of $96.4 million, franchise loans of $16.9 million, and consumer loans of $8.6 million.

  The following table reflects the ending outstanding balances of the loans from our Exited Businesses:

                                                      Loans and Leases
                                                   Outstanding at March 31,
                                                   ------------------------
            Exited Business Line                     2000            1999
            --------------------                   --------        --------
Auto Lending Division of SPB                       $  4,593        $ 71,337
Consumer Lending Division of SPB                      8,584          28,035
Credito Imperial Argentina                               --          22,376
Other exited loan portfolios                        113,349         176,593
                                                   --------        --------
  Total loans and leases from exited businesses    $126,526        $298,341
                                                   ========        ========

  The above table does not include net outstanding loans from the discontinued operations of AMN which were $4.8 million and $11.0 million at March 31, 2000 and 1999, respectively.

  During the quarter ended March 31, 2000, we continued to sell loans from our Exited Businesses. We sold $7.5 million of consumer loans generating no net gain or loss during the quarter ended March 31, 2000. For the quarter ended March 31, 1999, the Company sold $23.4 million of single-family loans and $11.0 million of auto loans generating a net gain on sale of $125,000.

  At March 31, 2000, the outstanding balance of SPB's sub-prime auto loan portfolio was $4.6 million as compared to $71.3 million at March 31, 1999.
There were no write-downs of SPB's auto loan portfolio for the quarter ended March 31, 2000 as compared to $3.1 million for the quarter ended March 31, 1999.

  Total expenses at our Exited Businesses increased to $11.5 million for the quarter ended March 31, 2000 as compared to $8.2 million for the same period last year primarily due to the $9.4 million of merger costs associated with the acquisition of ICCMIC. Excluding the one-time ICCMIC merger related costs, total expenses decreased to $2.1 million for the quarter ended March 31, 2000 as compared to $8.2 million for the same period last year. The decrease in total expenses was primarily due to the closure of non-core businesses.

  During the quarter ended March 31, 1999, we sold 909,000 shares of Impac Mortgage Holdings, Inc. ("IMH") stock resulting in a gain of $479,000. During the quarter ended March 31, 2000, we did not sell or own any shares of IMH common stock.

  FTE from our Exited Businesses decreased to 20 FTE at March 31, 2000 as compared to 21 FTE at March 31, 1999. Excluding FTE from ICCMIC, FTE from our Exited Businesses decreased to 4 FTE at March 31, 2000.

FUNDING

  Our liquidity requirements are met primarily by SPB deposits and to a much lesser extent warehouse lines and loan securitizations or sales. Business operations conducted through the divisions of SPB are primarily financed through Federal Deposit Insurance Corporation ("FDIC") insured deposits, Federal Home Loan Bank borrowings, and capital contributions from our parent company.

Southern Pacific Bank Deposits

  SPB is a FDIC insured industrial bank that is regulated by the California Department of Financial Institutions and the FDIC. See "--Regulatory Matters" for a more detailed description of regulations governing SPB.

  At March 31, 2000 and December 31, 1999, SPB had total deposits of approximately $1.7 billion and $1.6 billion, respectively. SPB solicits both individual and institutional depositors for new accounts through print advertisements and computerized referral networks. SPB currently maintains two deposit gathering facilities in Southern California. At these facilities, tellers provide banking services to customers such as accepting deposits and making withdrawals. Generally, SPB's certificates of deposit are offered for terms of one to 12 months. The average rate on SPB's deposits was 5.94% during the quarter ended March 31, 2000 as compared to 5.52% during the same period last year.

  SPB has historically increased its deposits as necessary so that deposits together with its cash, securities, liquid assets, and Federal Home Loan Bank borrowings have been sufficient to provide funds for all of SPB's lending activities. We track, on a daily basis, all new loan applications and, based on historical closing statistics, estimate expected fundings. Cash management systems at SPB allow it to anticipate both fundings and sales and adjust deposit levels and short-term investments against the demands of our lending activities. We believe that SPB's local marketing strategies and its use of domestic money markets have allowed SPB to acquire new deposits at levels consistent with management's financial targets.

  As an additional source of funds, SPB was approved in 1991 to become a member of the Federal Home Loan Bank of San Francisco. Currently, SPB is approved for borrowings from the Federal Home Loan Bank pursuant to a secured line of credit that is automatically adjusted subject to applicable regulations and available pledged collateral. At March 31, 2000, there were no outstanding FHLB advances to SPB.

Securitization Transactions and Loan Sales

  During the quarter ended March 31, 2000, we sold $34.7 million of income property loans, sold $51.4 million of loan participations, sold $7.5 million of consumer loans and securitized $28.2 million of equipment leases, generating gains (losses) of $271,000, ($400,000), zero and $261,000, respectively. During the quarter ended March 31, 1999, we sold $93.2 million of income property loans, $18.5 million of loan participations, and securitized $32.1 million of equipment leases generating gains (losses) of $1.9 million, ($135,000) and $1.0 million, respectively. The decrease in loan sales of income property loans during the quarter ended March 31, 2000 as compared to the same period last year is consistent with our strategy to retain certain multifamily loans originated by IPL in our loan portfolio.

ASSET QUALITY

Allowance for Loan and Lease Losses

  At March 31, 2000, the allowance for loan and lease losses was $49.4 million as compared to $31.8 million at December 31, 1999. The ratio of the allowance for loan and lease losses to non-accrual loans and leases at March 31, 2000 increased to 68.14% as compared to 53.64% at December 31, 1999. The ratio of the allowance for loan and lease losses to total non-accrual loans increased at March 31, 2000 as compared to December 31, 1999 due to the higher provision for loan and lease losses partially offset by an increase in non-performing loans.

  The provision for loan and lease losses for the quarter ended March 31, 2000 increased to $24.0 million as compared to $2.2 million for the same period last year. The increase from the prior year was primarily due to an increase in non-accrual loans and higher net charge-offs. Net charge-offs increased to $7.1 million for the quarter ended March 31, 2000 as compared to $2.5 million for the same period last year. The increase in charge-offs from the prior year primarily resulted from higher net charge-offs at CBC and IWF. Net charge-offs for CBC and IWF were $4.6 million and $1.4 million, respectively, for the quarter ended March 31, 2000 as compared to $713,000 and none, respectively, for the same period last year. The increase in CBC's non-accrual loans and charge-offs for the quarter ended March 31, 2000 resulted from regulatory guidance that prevents CBC from considering the liquidation value of certain intangible assets of its customers in determining a loan's accrual status or, if necessary, the required charge-off amount. The effect of this guidance resulted in CBC changing its charge-off policy in the second quarter of 1999, and charging off gross amounts of outstanding problem loans as opposed to CBC's previous practice of reserving for and, if necessary, ultimately charging off the net deficiency amount of problem loans.

  We review the allowance for loan and lease losses in connection with the overall loan and lease portfolio on a monthly basis. We believe the current balance of the allowance for loan and lease losses is sufficient in relation to the amount of risk in the loan and lease portfolio.

  Activity in our allowance for loan and lease losses was as follows:

                                                                                    For the Quarter ended
                                                                                    ---------------------
                                                                                          March 31,
                                                                                          ---------
                                                                                     2000          1999
                                                                                    -------       -------
                                                                                        (In thousands)
   Beginning balance as of January 1, 2000 and 1999..............................   $31,841       $24,880
   Provision for loan and lease losses...........................................    24,019         2,200
   Business acquisition..........................................................       628            --
                                                                                    -------       -------
                                                                                     56,488        27,080
                                                                                    -------       -------
   Loans and Leases charged off--Core Business Lines:
   Asset based loans.............................................................    (4,582)         (713)
   Loan Participations...........................................................      (303)           --
   Leases........................................................................      (157)         (586)
   Mortgage warehouse lines......................................................    (1,408)           --
   Commercial and industrial loans...............................................       (27)          (10)
   Autolend......................................................................      (119)          (70)
                                                                                    -------       -------
                                                                                     (6,596)       (1,379)
                                                                                    -------       -------
   Loans charged off--Non-Core Business Lines:
   Single family residential.....................................................    (1,079)       (1,213)
   Consumer loans................................................................      (282)           --
   Auto loans....................................................................        --          (243)
                                                                                    -------       -------
                                                                                     (1,361)       (1,456)
                                                                                    -------       -------
   Total Charge-offs.............................................................    (7,957)       (2,835)
                                                                                    -------       -------

   Recoveries on loans and leases previously charged off --Core Business Lines:
   Leases........................................................................       200           258
                                                                                    -------       -------
                                                                                        200           258
                                                                                    -------       -------
   Net charge-offs--Core Business Lines..........................................    (6,396)       (1,121)
                                                                                    -------       -------

   Recoveries on loans previously charged off --Non-Core Business Lines:
   Single family residential.....................................................        --             3
   Consumer......................................................................        26            --
   Auto loans....................................................................       620            43
                                                                                    -------       -------
                                                                                        646            46
                                                                                    -------       -------
   Total recoveries..............................................................       846           304
                                                                                    -------       -------
   Net charge-offs--Non-core business lines......................................      (715)       (1,410)
                                                                                    -------       -------
   Total net-charge-offs.........................................................    (7,111)       (2,531)
                                                                                    -------       -------

   Balance as of March 31, 2000 and 1999.........................................    49,377        24,549
                                                                                    -------       -------
   Allowance for loan losses at AMN as of March 31, 2000 and 1999................        72            48
                                                                                    -------       -------
   Total allowance for loan and lease losses.....................................   $49,449       $24,597
                                                                                    =======       =======
   Total allowance for loan and lease losses to non accrual loans and leases.....     68.14%        56.71%

Non-Performing Assets ("NPA") and Non-Accrual Loans and Leases

     Our NPA's consist of non-accruing loans, OREO and repossessed property. NPA's and non-accrual loans increased to $76.5 million and $72.6 million at March 31, 2000 as compared to $64.4 million and $59.4 million at December 31, 1999, respectively. The increase in NPA's was primarily related to LPIG and IWF loan portfolios partially offset by a decrease in CBC's non-accrual loans.

     Total NPA's as a percentage of loans, OREO and repossessed assets were 5.58% at March 31, 2000, as compared to 5.01% at December 31, 1999. The increase in NPA's and total NPA's as a percentage of loans, OREO and repossessed assets from December 31, 1999 to March 31, 2000 was primarily attributable to increases in non-accrual loans at LPIG and IWF partially offset by a decrease in NPA's at CBC. The non-performing loans at LPIG consist of two credits, which are collateralized by senior secured debt agreements. Accounts receivable and inventory collateralize the non-performing loans at CBC. The non-performing loans at IWF are collateralized by residential mortgage loans.

     The following table sets forth the amount of non-performing assets attributable to our core lending activities and our Exited Businesses.

                                                             March 31, 2000                  December 31, 1999
                                                       ---------------------------       ---------------------------
                                                       Core Lending       Exited         Core Lending       Exited
                                                        Activities      Businesses        Activities      Businesses
                                                       ------------     ----------       ------------     ----------
                                                                          (Dollars in thousands)
Non-accrual loans:
IPL...................................................   $    2,537     $       --       $        237     $       --
IWF...................................................       10,555             --              7,757             --
CBC...................................................       17,947             --             22,173             --
IBC...................................................           60             --                 77             --
Film and television production loans..................        8,904             --              8,161             --
LPIG..................................................       11,924             --                 --             --
One to four family....................................           --         15,639                 --         16,926
Consumer loans........................................           --            280                 --            633
Auto loans............................................           --          1,560                 --          1,803
Other commercial......................................          896          2,270                656            996
                                                         ----------     ----------       ------------     ----------
Total non-accrual loans...............................       52,823         19,749             39,061         20,358
                                                         ----------     ----------       ------------     ----------
OREO:
IPL...................................................           --             --                222             --
One to four family....................................           --          2,400                 --          3,220
Other commercial......................................           --            917                 --            771
                                                         ----------     ----------       ------------     ----------
Total OREO............................................           --          3,317                222          3,991
                                                         ----------     ----------       ------------     ----------
Repossessed property:
IBC...................................................          525             --                643             --
Auto Lending..........................................           --            113                 --            127
                                                         ----------     ----------       ------------     ----------
Total repossessed property............................          525            113                643            127
                                                         ----------     ----------       ------------     ----------
Total NPA's...........................................   $   53,348     $   23,179       $     39,926     $   24,476
                                                         ==========     ==========       ============     ==========
Total loans, OREO and repossessed property............   $1,587,634     $  129,039       $  1,431,996     $  148,033
Total NPA's as a percentage of loans, OREO
  and repossessed property............................         3.36%         17.96%              2.79%         16.53%

     The table presented above excludes non-accrual loans held for sale, which we carry at the lower of cost or market.

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

        Loans and leases held for investment consisted of the following at March 31, 2000 and December 31, 1999:

                                                        March 31, 2000     December 31, 1999
                                                        --------------     -----------------
                                                                 (In thousands)
        Loans secured by real estate:
           One-to-four family.........................  $       88,251     $          93,914
           Multi-family...............................          50,175                35,249
           Commercial.................................          56,055                14,022
                                                        --------------     -----------------
                                                               194,481               143,185
           Leases.....................................             770                 1,125
           Consumer and auto loans....................           6,268                 7,072
           Franchise loans............................          17,511                18,277
           Asset based loans..........................         810,346               748,122
           Loan participations........................         183,722               216,961
           Mortgage warehouse lines...................          69,521                78,068
           Film and television production loans.......          33,837                23,985
           Commercial loans...........................          52,399                48,853
                                                        --------------     -----------------
           Total......................................       1,368,855             1,285,648
           Loans in process...........................           4,737                (5,472)
           Unamortized premium........................           1,421                 1,389
           Deferred loan fees.........................          (9,474)               (8,492)
                                                        --------------     -----------------
           Total net loans............................       1,365,539             1,273,073
           Allowance for loan and lease losses........         (49,377)              (31,841)
                                                        --------------     -----------------
             Total....................................  $    1,316,162     $       1,241,232
                                                        ==============     =================

        Allowance for loan and lease losses
          to net loans and leases.....................            3.62%                 2.50%

     Our loans held for investment are primarily comprised of asset based loans to middle market companies mainly in California, participations in commercial loan syndications, first and second lien mortgages secured by income producing and residential real property in California, and mortgage warehouse lines secured by newly originated residential mortgage loans.

RECENT DEVELOPMENT

Additional Repurchases of Senior Notes, ROPES and Common Stock

     Subsequent to March 31, 2000, we repurchased $1.8 million of Senior Notes and $12.2 million of ROPES. The repurchases resulted in an extraordinary gain, net of taxes of approximately $1.1 million or $0.03 per diluted share, which we expect to report in the quarter ending June 30, 2000. As of May 5, 2000, we have repurchased 157,000 shares of our common stock at an average cost of $3.72 per common share.

REGULATORY MATTERS

SPB's Capital Ratios

     The following table presents SPB's actual capital ratios and the corresponding minimum adequate and well capitalized capital ratio requirements under the (i) FDIC Risk-based Capital and Tier 1 Capital regulations and (ii) the FDIC Leverage ratio regulation as of March 31, 2000.

                                                                 Minimum Well Capitalized
                                                                 ------------------------
                                  Actual         Requirement            Requirement
                                 --------        -----------            -----------
                              Amount   Ratio    Amount   Ratio     Amount          Ratio
                             --------  ------  --------  ------   --------         ------
                                             (Dollars in thousands)
Risk-based Capital.........  $218,590  10.31%  $169,646   8.00%   $212,057         10.00%
Risk-based Tier 1 Capital..   151,902   7.16     84,823    4.00    127,234          6.00
FDIC Leverage Ratio........   151,902   8.26     73,581    4.00     91,976          5.00

LIQUIDITY AND CAPITAL RESOURCES

     We generate liquidity at our holding company from a variety of sources, including interest income from loans and investments, income tax payments received from our subsidiaries, dividends from subsidiary earnings, and sales of non-core assets and investments. An industrial bank such as SPB may declare dividends only in accordance with California Industrial Banking Law and FDIC regulations, which impose legal limitations on the payment of dividends. Our holding company's primary cash requirements include income tax payments and interest payments on outstanding debt and preferred stock obligations. We also use available cash to make loans to our operating companies and investments in subsidiaries and asset management vehicles. At March 31, 2000 we held $36.0 million of cash and interest bearing deposits at our holding company as compared to $46.2 million of cash and interest bearing deposits at December 31, 1999.

     We have an ongoing need for capital to finance our lending activities. This need is expected to increase as the volume of our loan and lease originations and acquisitions increases. Our primary cash requirements include the funding of
(i) loan and lease originations and acquisitions, (ii) points and expenses paid in connection with the acquisition of wholesale loans, (iii) ongoing administrative and other operating expenses, (iv) the costs of our warehouse credit and repurchase facilities with certain financial institutions, (v) overcollateralization or reserve account requirements in connection with loans and leases pooled and sold and (vi) collateral pertaining to total return swaps and our investment in Pacifica.

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

     SPB obtains the liquidity necessary to fund its investing activities through deposits and, if necessary through borrowings under lines of credit and from the FHLB. At March 31, 2000 and December 31, 1999, SPB had maximum FHLB borrowings available equal to $32.3 million and $35.7 million, respectively. These borrowings must be fully collateralized by qualifying mortgage loans and may be in the form of overnight funds or term borrowings at SPB's option.

     There were no outstanding FHLB advances during the quarter ended March 31, 2000. The FHLB advances are secured by certain real estate loans with a carrying value of $44.9 million and $56.5 million at March 31, 2000 and December 31, 1999, respectively.

     For the quarter ended March 31, 2000, SPB's deposit portfolio, which consists primarily of certificates of deposit, increased $66.5 million to $1.7 billion from $1.6 billion at December 31, 1999.

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

Item 3.   Qualitative and Quantitative Disclosures about Market Risk
          ----------------------------------------------------------

     There have been no material changes to the quantitative and qualitative disclosures about market risk included in our annual report on Form 10-K for the year ended December 31, 1999.

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

     Our company is a defendant in a consolidated federal securities class action, In re Southern Pacific Funding Corporation Securities Litigation, Lead Case No. CV98-1239-MA, in the U.S. District Court for the District of Oregon. The action also names as defendants two current directors of ours, and others. This action was initially filed in October 1998. Plaintiffs allege that SPFC failed to properly mark down the value of its residual interests, failed to properly reflect increased levels of prepayments and actual prepayment and default rates on its loans and made false and misleading public statements concerning its financial condition. Following a number of motions to dismiss, defendants answered and alleged affirmative defenses to the second consolidated complaint on June 22, 1999. On July 21, 1999, the Court certified a class of persons who purchased the securities of SPFC during the period October 7, 1997 through October 1, 1998. On

September 10, 1999, plaintiffs filed a third consolidated complaint, alleging claims against our company and two of its directors (and others) under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 12 of the Securities Act of 1933. On December 7, 1999, the Court granted plaintiffs' motion to file a fourth amended consolidated complaint, and denied defendants' motions to dismiss except as to the Section 12 claim. On December 8, 1999, the Court set a pretrial conference for October 31, 2000 and trial for November 6, 2000. On January 13, 2000, defendants answered the Fourth Amended Complaint and asserted a number of affirmative defenses.

     Our company and three of its directors are defendants in a consolidated federal securities class action, In re Imperial Credit Industries, Inc. Securities Litigation, Case No. 98-8842 SVW, in the U.S. District Court for the Central District of California. This action, purportedly filed on behalf of a class of persons who purchased our company's securities during the period January 29, 1998 through October 1, 1998, was originally filed in November 1998. Plaintiffs allege that defendants made false and misleading statements and omitted to reveal the truth concerning the value of Imperial Credit Industries, Inc.'s investments in SPFC resulting in an artificial inflation of the price of our securities. On June 21, 1999, defendants moved to dismiss plaintiffs' complaints. The matter was fully briefed and the Court held a hearing on July 26, 1999. At the hearing, the Court granted defendants' motions to dismiss plaintiffs' complaints, with leave to amend. The Court subsequently issued a written order on September 7, 1999. Plaintiffs filed a consolidated amended class action complaint on October 4, 1999, alleging a claim against our company and three of its directors for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 22, 1999, defendants moved to dismiss the consolidated amended class action complaint. On November 22, 1999, the Court granted defendants' motion to dismiss but also granted plaintiffs leave to file a further amended class action complaint, which plaintiffs filed on December 13, 1999. On December 27, 1999, defendants moved to dismiss the second amended consolidated class action complaint. The Court held a hearing on defendants' motion to dismiss the second consolidated amended complaint on January 24, 2000. The motion was denied on February 22, 2000. On March 9, 2000, defendants answered the second amended consolidated class action complaint and asserted a number of affirmative defenses. On March 21, 2000, plaintiffs moved for class certification. Pursuant to a stipulation between the parties approved by the Court, the Court will hear the motion for class certification on July 10, 2000. The Court has set the pretrial conference for April 30, 2001 and trial for May 8, 2001.

     We are a defendant in Steadfast Insurance Company v. Auto Marketing Network Inc. and Imperial Credit Industries, Inc., filed on August 12, 1997 in the Northern District of Illinois, Case No. 97-C-5696. The plaintiff is seeking damages in the amount of $27 million allegedly resulting from the fraudulent inducement to enter into, and the subsequent breach of, a motor vehicle collateral enhancement insurance policy. In May 1998, we filed a counterclaim against the plaintiff for $54 million in damages based on the allegation that the underlying claim was filed in bad faith. In January 1999, the Court entered a preliminary injunction which enjoined us from transferring assets of Auto Marketing Network, Inc., in amounts that would cause the total assets of Auto Marketing Network to be less than $20 million in value. The injunction has since been removed and the parties are presently engaged in pretrial discovery. We moved to dismiss ICII from the lawsuit and, on April 17, 2000, the Court granted ICII's motion in part and found that ICII is not liable for any of Steadfast's losses arising from payments to Auto Marketing Network for defaulted loans.

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

     The complaint also alleges that certain of the directors have conflicts of interest because of their affiliation with us and that the merger will benefit us at the expense of ICCMIC's other stockholders. The complaint seeks certification of a class of all stockholders of ICCMIC whose stock will be acquired in connection with the merger and seeks injunctive relief that would, if granted, prevent the completion of the proposed merger. The complaint also seeks damages in an unspecified amount and other relief. On October 8, 1999, we filed a demurrer to plaintiff's complaint, which was set to be heard by the Court on November 22, 1999. On November 1, 1999, plaintiff served an amended class action complaint alleging the same claims but adding details from ICCMIC's preliminary proxy statement filed with the SEC. On November 3, 1999, ICCMIC's counsel received a letter from counsel for the plaintiff asserting their intent to seek a temporary restraining order, expedited discovery, and a date for a preliminary injunction hearing. By letter of November 10, 1999, counsel for the plaintiff stated that the plaintiff has decided not to move forward with a motion for a temporary restraining order or permanent injunction at this time. All defendants filed demurrers to the amended complaint, and on February 4, 2000, the Court granted ICII's demurrer and dismissed the action against ICII with prejudice and without leave to amend. The Court also dismissed the action against the individual ICII defendants with prejudice and without leave to amend with respect to their capacities as directors of ICII (although not as to their capacities as directors of ICCMIC). On February 14, 2000, the individual defendants answered the first amended complaint and asserted a number of affirmative defenses. On March 28, 2000, the merger closed without plaintiffs either seeking or obtaining injunctive relief against the merger. The Court has not certified a class, nor has plaintiff filed a motion for class certification. We and ICCMIC believe that the material allegations of the complaint are without merit.

     ICCMIC and three of its directors, one of whom is a director and one a former director of ICII, are defendants in a putative class action lawsuit filed on March 17, 2000 by John Huston in the United States District Court for the Central District of California, Case No. CV00-02751 ABC. The complaint alleges that ICCMIC's prospectus issued in connection with its initial public offering in October 1997 contained material omissions and misrepresentations concerning
(1) the expenses to be incurred by ICCMIC, (2) ICCMIC's ability to reduce the base management fee paid to ICCMIC's management company, (3) the management agreement termination fee payable to ICCMIC's management company in the event that ICCMIC terminated the management agreement, and (4) certain conflicts of interest. The complaint seeks the certification of a class of shareholders of ICCMIC who purchased shares of ICCMIC at any time between October 22, 1997 and October 21, 1999. On April 4, 2000, defendants moved to dismiss the complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. This motion has been fully briefed and the Court has set it for hearing on June 5, 2000. The Court has not certified a class, nor has plaintiff filed a motion for class certification. We and ICCMIC believe that the material allegations of the complaint are without merit.

     We intend to vigorously defend all of the above lawsuits.

Item 2.   Changes in Securities
          ---------------------
          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None

Item 5.   Other Information
          -----------------
          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          The registrant filed the following report on Form 8-K dated April 13, 2000:
          On March 28, 2000, we announced the consummation of our merger with Imperial Credit Commercial Mortgage Investment Corp.

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Imperial Credit Industries, Inc.

Date: May 15, 2000             By: /s/ Brad S. Plantiko
                                   --------------------------------------------
                                   Brad S. Plantiko
                                   Executive Vice President -Chief Financial
                                   Officer