Form 10-Q
period 2000-06-30
IMPERIAL CREDIT INDUSTRIES INC
filed 2000-08-18
CIK 883811

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)


                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2000


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

                             Yes  X             No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

             Class                     Shares Outstanding at July 31, 2000
             -----                     -----------------------------------
   Common Stock, no par value                       32,096,361


================================================================================

                        IMPERIAL CREDIT INDUSTRIES, INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS


                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

Item 1.    Financial Statements                                                                   Page
           --------------------
                                                                                                  ----
           Consolidated Balance Sheets - June 30, 2000 and December 31, 1999.....................     2
           Consolidated Statements of Operations and Comprehensive Income (Loss) - Three
              and six months ended June 30, 2000 and 1999........................................     3
           Consolidated Statements of Cash Flows - Six months ended June 30, 2000 and 1999.......     4
           Consolidated Statement of Changes in Shareholders' Equity
           -- Six months ended June 30, 2000.....................................................     5
           Notes to Consolidated Financial Statements............................................     6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operationss    18
           --------------------------------------------------------------------------------------

Item 3.    Qualitative and Quantitative Disclosures about Market Risk............................    35
           ----------------------------------------------------------

                                      PART II -- OTHER INFORMATION
                                      ----------------------------

Item 1.    Legal Proceedings....................................................................  36-37
Item 2.    Changes in Securities................................................................     37
Item 3.    Defaults Upon Senior Securities......................................................     37
Item 4.    Submission of Matters to a Vote of Security Holders..................................     37
Item 5.    Other Information....................................................................     37
Item 6.    Exhibits and Reports on Form 8-K.....................................................     37
           Signatures...........................................................................     38

Forward Looking Statements

     Certain statements contained herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995,
Section 27 of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as "may," "will," "intend," "should,"
"expect," "anticipate," "estimate" or "continue" or the negatives thereof or other comparable terminology. Our actual results could differ materially from those anticipated in such forward-looking statements due to a variety of factors. These factors include but are not limited to: the demand for our products; competitive factors in the businesses in which we compete; adverse changes in the securities markets; inflation and changes in the interest rate environment that reduce margins or the fair value of financial instruments; changes in national, regional or local business conditions or economic environments; government fiscal and monetary policies; legislative or regulatory changes that affect our business; factors inherent in the valuation and pricing of commercial loans; other factors generally understood to affect the value of commercial loans and commercial real estate; and the other risks detailed in our 8-K dated May 17, 1999 as filed with the Securities and Exchange Commission (the "SEC"); periodic reports on Forms 10-Q, 8-K and 10-K and any amendments with respect thereto filed with the SEC; and other filings made by our company with the SEC.

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                       IMPERIAL CREDIT INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (unaudited)

                                                                                          June 30,          December 31,
                                                                                          --------          ------------
                                                                                            2000                1999
                                                                                            ----                ----
                                    ASSETS
Cash................................................................................    $  124,749          $   33,898
Interest bearing deposits...........................................................       104,049             248,182
Investment in Federal Home Loan Bank stock..........................................         3,980               6,960
Securities held for trading, at market..............................................       156,971             160,805
Securities available for sale, at market............................................        74,190              74,374
Loans and leases held for sale, net.................................................       391,989             289,398
Loans and leases held for investment, net of unearned income and
 deferred loan fees.................................................................     1,371,986           1,273,073
 Less: Allowance for loan and lease losses..........................................       (50,142)            (31,841)
                                                                                        ----------          ----------
Loans held for investment, net......................................................     1,321,844           1,241,232

Real property.......................................................................        77,876                  --
Servicing rights....................................................................           847                 802
Retained interest in loan and lease securitizations.................................        12,099              10,220
Accrued interest receivable.........................................................        17,999               8,272
Premises and equipment, net.........................................................        13,046              13,576
Other real estate owned and other repossessed assets, net...........................         4,339               4,894
Goodwill............................................................................        35,124              34,961
Accrued income taxes receivable.....................................................         1,998                  --
Other assets........................................................................        25,076              36,549
Net assets of discontinued operations...............................................        37,320              37,492
                                                                                        ----------          ----------
                Total assets........................................................    $2,403,496          $2,201,615
                                                                                        ==========          ==========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits............................................................................    $1,826,507          $1,614,758
Borrowings from Federal Home Loan Bank..............................................        30,000                  --
Other borrowings....................................................................        69,313              74,309
Company obligated mandatorily redeemable preferred securities of
 subsidiary trust holding solely debentures of the company ("ROPES")................        48,305              61,750
Senior Notes........................................................................       176,945             185,185
Accrued interest payable............................................................        22,699              18,811
Accrued income taxes payable........................................................            --              16,101
Minority interest in consolidated subsidiaries......................................         3,607               2,684
Goodwill............................................................................        35,757                  --
Other liabilities...................................................................        24,886              22,637
                                                                                        ----------          ----------
                Total liabilities...................................................     2,238,019           1,996,235
                                                                                        ----------          ----------

Shareholders' equity:
Preferred stock, 8,000,000 shares authorized; none issued or outstanding............            --                  --
Common stock, no par value. Authorized 80,000,000 shares; 32,321,661 and 33,198,661 shares issued and outstanding at June 30, 2000 and
 December 31, 1999, respectively....................................................        94,257              97,220
Retained earnings...................................................................        63,735              98,437
Shares held in deferred executive compensation plan.................................         7,043               7,107
Accumulated other comprehensive income-
 unrealized gain on securities available for sale, net..............................           442               2,616
                                                                                        ----------          ----------
 Total shareholders' equity.........................................................       165,477             205,380
                                                                                        ----------          ----------
 Total liabilities and shareholders' equity.........................................    $2,403,496          $2,201,615
                                                                                        ==========          ==========

See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                     (In thousands, except per share data)
                                  (unaudited)

                                                                          Three Months Ended June 30,     Six Months Ended June 30,
                                                                          ---------------------------     -------------------------
                                                                               2000           1999           2000          1999
                                                                               -----          ----           ----          ----
Interest Income:
      Interest on loans and leases.......................................     $ 52,189       $ 42,128       $ 97,180      $ 89,705
      Interest on investments............................................        7,771          6,018         15,116        13,063
      Interest on other finance activities...............................          624            603          1,238         2,545
                                                                              --------       --------       --------      --------
      Total interest income..............................................       60,584         48,749        113,534       105,313

Interest Expense:
      Interest on deposits...............................................       27,016         19,974         51,244        42,608
      Interest on other borrowings.......................................        2,376            837          4,022         1,947
      Interest on long term debt.........................................        6,017          7,570         12,395        15,139
                                                                              --------       --------       --------      --------
          Total interest expense.........................................       35,409         28,381         67,661        59,694
                                                                              --------       --------       --------      --------
          Net interest income............................................       25,175         20,368         45,873        45,619
      Provision for loan and lease losses................................       63,156         22,255         87,175        24,455
                                                                              --------       --------       --------      --------
      Net interest (expense) income after provision for loan and lease
       losses............................................................      (37,981)        (1,887)       (41,302)       21,164
                                                                              --------       --------       --------      --------
Fee and Other Income:
      Gain on sale of loans and leases...................................          220            801            353         3,761
      Asset management fees..............................................          777          3,000          1,639         6,009
      Investment banking and brokerage activities........................        7,154          5,606         14,808        11,910
      Loan servicing income..............................................        1,453          1,481          2,979         3,439
      Gain on sale of securities.........................................       13,533            786         12,931         1,265
      Equity in net loss of Franchise Mortgage Acceptance Company........           --         (2,013)            --           (53)
      Mark to market on securities and loans held for sale...............       (1,961)       (21,881)        (3,734)      (25,255)
      Rental income......................................................        2,591             --          2,711            --
      Other income.......................................................        4,127            782          7,081         5,297
                                                                              --------       --------       --------      --------
      Total fee and other income (loss)..................................       27,894        (11,438)        38,768         6,373
                                                                              --------       --------       --------      --------
Noninterest Expenses:
      Personnel expense..................................................       12,336         11,578         24,255        24,675
      Commission expense.................................................        1,393          2,623          4,146         5,589
      Amortization of servicing rights...................................          142          1,307            278         4,038
      Occupancy expense..................................................        1,548          1,388          2,898         2,699
      Net expense of other real estate owned.............................          469            760          1,025           898
      Professional services..............................................        1,547          3,599          3,142         5,927
      Telephone and other communications.................................          779            948          1,650         1,932
      Real property expense..............................................        1,463             --          1,481            --
      Amortization of goodwill, net......................................       (1,290)           753           (659)        1,552
      General and administrative expense.................................        5,511          6,950         11,150        13,383
                                                                              --------       --------       --------      --------
          Noninterest expenses...........................................       23,898         29,906         49,366        60,693
      Acquisition costs..................................................           --             --          9,397            --
                                                                              --------       --------       --------      --------
      Total expenses.....................................................       23,898         29,906         58,763        60,693
                                                                              --------       --------       --------      --------
      Loss from continuing operations before income taxes,
         minority interest and extraordinary item........................      (33,985)       (43,231)       (61,297)      (33,156)
      Income taxes.......................................................      (14,579)       (17,177)       (25,414)      (13,984)
      Minority interest in income (loss) of consolidated subsidiaries....          519           (153)           912           (33)
                                                                              --------       --------       --------      --------
      Loss before extraordinary item.....................................      (19,925)       (25,901)       (36,795)      (19,139)
      Extraordinary item - Gain on early extinguishment of debt, net of
        income taxes.....................................................        1,146             --          2,093            --
                                                                              --------       --------       --------      --------
          Net loss.......................................................     $(18,779)      $(25,901)      $(34,702)     $(19,139)
                                                                              ========       ========       ========      ========
Comprehensive income (loss):
      Other comprehensive (loss) income, net.............................         (216)         1,883         (2,174)        3,024
                                                                              --------       --------       --------      --------
      Comprehensive loss.................................................     $(18,995)      $(24,018)      $(36,876)     $(16,115)
                                                                              ========       ========       ========      ========
Basic loss per share:
     Loss from continuing operations.....................................       $(0.61)        $(0.74)        $(1.11)       $(0.53)
      Extraordinary item - Gain on early extinguishment of debt,
        net of income taxes..............................................         0.03             --           0.06            --
                                                                              --------       --------       --------      --------
     Net loss per common share...........................................       $(0.58)        $(0.74)        $(1.05)       $(0.53)
                                                                              ========       ========       ========      ========
Diluted loss per share:
     Loss from continuing operations.....................................       $(0.61)        $(0.74)        $(1.11)       $(0.53)
      Extraordinary item-Gain on early extinguishment of debt,
        net of income taxes..............................................         0.03             --           0.06            --
                                                                              --------       --------       --------      --------
     Net loss per common share...........................................       $(0.58)        $(0.74)        $(1.05)       $(0.53)
                                                                              ========       ========       ========      ========

          See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                        Six Months Ended June 30,
                                                                                                       ---------------------------
                                                                                                         2000              1999
                                                                                                       ---------        ---------
                                                                                                             (In thousands)
Cash flows from operating activities:
   Loss before extraordinary item....................................................................  $ (36,795)       $ (19,139)
   Adjustments to reconcile loss before extraordinary item from continuing operations to net cash
     (used in) provided by operating activities:
       Cash provided by (used in) discontinued operations............................................        170           (8,460)
       Provision for loan and lease losses...........................................................     87,175           24,455
       Mark to market on securities and loans held for sale..........................................      3,734           25,255
       Depreciation..................................................................................        661            2,241
       Amortization of goodwill......................................................................       (659)           1,552
       Amortization of servicing rights..............................................................        278            4,038
       Accretion of discount.........................................................................     (2,802)          (2,545)
       Gain on sale of loans and leases..............................................................       (353)          (3,761)
       Gains on sale of securities...................................................................       (515)          (1,265)
       Gain on sale of AFG...........................................................................    (12,416)              --
       Equity in net loss of FMC.....................................................................         --               53
       Loss on sale of OREO..........................................................................         --              534
       Writedowns on OREO............................................................................        915              275
       Originations of loans held for sale...........................................................   (202,392)        (212,700)
       Sales and collections on loans held for sale..................................................    104,259          238,694
       Sales and collections on real property........................................................        515               --
       Purchase of trading securities................................................................    (44,081)          (5,044)
       Sale of trading securities....................................................................      7,356           95,299
       Net change in accrued interest receivable.....................................................     (9,545)           1,414
       Net change in retained interest in loan and lease securitizations.............................      2,231           (3,127)
       Other, net....................................................................................    (16,191)           6,571
                                                                                                       ---------        ---------
   Net cash (used in) provided by operating activities...............................................   (118,455)         144,340
                                                                                                       ---------        ---------
   Cash flows from investing activities:
       Net decrease (increase) in interest bearing deposits..........................................    145,250          (53,267)
       Purchases of securities available for sale....................................................    (51,953)         (13,222)
       Sale of securities available for sale.........................................................     20,910            4,875
       Proceeds from sale of Impac Mortgage Holdings stock...........................................         --            7,686
       Proceeds from sale of ICCMIC stock............................................................         --            5,437
       Net cash received from ICCMIC acquisition.....................................................     11,524               --
       Proceeds from sale of AFG stock...............................................................     21,610               --
       Purchase of stock in Federal Home Loan Bank...................................................         --           (1,983)
       Redemption of stock in Federal Home Loan Bank.................................................      3,179               --
       (Increase) decrease in loans held for investment..............................................   (165,006)          58,263
       Proceeds from sale of other real estate owned.................................................      4,451            5,767
       Purchase of other real estate owned...........................................................       (287)              --
       Purchases of premises and equipment...........................................................     (2,083)          (2,824)
                                                                                                       ---------        ---------
   Net cash (used in) provided by investing activities...............................................    (12,405)          10,732
                                                                                                       ---------        ---------
   Cash flows from financing activities:
       Net increase (decrease) in deposits...........................................................    211,749         (304,758)
       Advances from Federal Home Loan Bank..........................................................     30,000           30,000
       Repayments of advances from Federal Home Loan Bank............................................         --          (20,000)
       Net change in other borrowings................................................................        763         (101,050)
       Proceeds from issuance of mandatorily redeemable cumulative preferred stock...................         --           30,000
       Repurchase and retirement of ROPES............................................................    (12,000)              --
       Repurchase and retirement of senior notes.....................................................     (6,371)              --
       Repurchase and retirement of common stock.....................................................     (3,092)         (29,460)
       Net change in minority interest...............................................................        923             (136)
       Proceeds from exercise of stock options.......................................................         43              110
       Other, net....................................................................................       (304)              --
                                                                                                       ---------        ---------
   Net cash provided by (used in) financing activities...............................................    221,711         (395,294)
                                                                                                       ---------        ---------
   Net change in cash................................................................................     90,851         (240,222)
   Cash at beginning of period.......................................................................     33,898          297,772
                                                                                                       ---------        ---------
   Cash at end of period.............................................................................  $ 124,749        $  57,550
                                                                                                       =========        =========

          See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT INDUSTRIES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (unaudited)


                                                                                     Shares held      Unrealized
                                                                                     in deferred    gain (loss) on
                                                 Number of                            executive       securities        Total
                                                   Shares      Common    Retained   compensation      available     Shareholders'
                                                Outstanding     Stock    earnings       plan        for sale, net       equity
                                                -----------   --------   ---------  ------------    --------------  -------------
                                                                                  (In thousands)
Balance, December 31, 1999....................    33,199      $97,220    $ 98,437       $7,107         $ 2,616        $205,380
Exercise of stock options.....................        20           43          --           --              --              43
Retirement of stock...........................      (897)      (3,092)         --           --              --          (3,092)
Stock held for deferred
        executive compensation plan...........        --           64          --          (64)             --              --
Tax benefit from exercise of stock
        options...............................        --           22          --           --              --              22
Decrease in unrealized gain on
        securities available for sale, net....        --           --          --           --          (2,174)         (2,174)
Net loss for the six months ended
        June 30, 2000.........................        --           --     (34,702)          --              --         (34,702)
                                                  ------      -------    --------       ------         -------        --------
Balance, June 30, 2000........................    32,322      $94,257    $ 63,735       $7,043         $   442        $165,477
                                                  ======      =======    ========       ======         =======        ========

          See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Organization
     Imperial Credit Industries, Inc., is a diversified commercial lending, financial services, and investment banking holding company that was incorporated in 1991 in the State of California. The consolidated financial statements include Imperial Credit Industries, Inc. (''ICII''), and its wholly or majority owned consolidated subsidiaries (collectively, the ''Company''). The wholly owned subsidiaries include but are not limited to Southern Pacific Bank (''SPB''), Imperial Business Credit Inc. (''IBC''), and Imperial Credit Lender Services, Inc. ("ICLS"). Imperial Capital Group, LLC (''ICG'') is a majority owned consolidated subsidiary which is approximately 63% owned by our Company and approximately 37% owned by ICG's management. In addition to the wholly owned consolidated subsidiaries listed above, on March 28, 2000, we acquired all of the outstanding common shares of Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC") making it a consolidated subsidiary of ICII. Prior to the acquisition date we owned 9.0% of ICCMIC's outstanding common shares. All material inter-company balances and transactions with consolidated subsidiaries have been eliminated.

2.   Basis of Presentation
     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 1999.

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

3.   Net Loss Per Share Information
     The following table reconciles the number of shares used in the computations of basic and diluted loss per share for the quarter and six months ended June 30, 2000 and 1999:


                                                                              For the                For the Six Month
                                                                        Quarter ended June 30,      Period ended June 30,
                                                                          2000          1999          2000          1999
                                                                       ----------    ----------    ----------    ----------
   Weighted-average common shares outstanding used to compute
    basic loss per share...........................................    32,883,562    35,004,334    33,047,705    35,905,949
   Assumed common shares issued on exercise of stock
    Options........................................................            --            --            --            --
                                                                       ----------    ----------    ----------    ----------
   Number of common shares used to compute diluted
    loss per share.................................................    32,883,562    35,004,334    33,047,705    35,905,949
                                                                       ==========    ==========    ==========    ==========

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


4.   Recent Accounting Pronouncements
     In June 1998, the FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This Statement was originally scheduled to be effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No.137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.133" (SFAS), which extended the effective date to fiscal years beginning after June 30, 2000. In June 2000, the FASB also issued SFAS No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends SFAS No. 133. The Company uses interest rate swaps to manage interest rate exposure, which are accounted for as hedging activities. Management does not believe that the implementation will have a significant impact on the Corporation's financial position, net income or net comprehensive income.

5.   Discontinued Operations
     As of July 31, 1998, management decided to cease operations at Auto Marketing Network, Inc. ("AMN"). Accordingly, a disposal plan was formulated, whereby the daily operations of AMN were terminated over a two-month period. For the quarter and six months ended June 30, 2000 and for the same periods last year, AMN did not incur additional operating losses.

     The net assets of AMN's discontinued operations were as follows:

                                      At June 30,     At December 31,
                                         2000              1999
                                         ----              ----
                                             (In thousands)
Loans, net                            $ 2,883           $ 5,207
Securities held for sale                9,175             8,685
Retained interest in loan
 securitizations                       13,456            12,436
Income taxes receivable                 9,209             8,971
Other assets                            2,597             2,193
                                      -------           -------
 Total AMN net assets                 $37,320           $37,492
                                      =======           =======


     Total non-accrual AMN loans were $1.5 million at June 30, 2000 as compared to $1.6 million at December 31, 1999. AMN ceased originating loans during the third quarter of 1998.

6.   Loan and Lease Commitments
     At June 30, 2000, our consolidated lending commitments for CBC, LPIG, LHO and IWF were as follows:


                                     Commitment    Funded          Unfunded
Type of Lending Commitment             Amount      Amount         Commitment
-------------------------              ------      ------         ----------
                                               (In thousands)
Loan and line commitments          $2,188,487     $1,143,420     $1,045,067
Standby letters of credit              24,538             --         24,538
Commercial letters of credit              876             --            876
                                   ----------     ----------     ----------
                                   $2,213,901     $1,143,420     $1,070,481
                                   ==========     ==========     ==========

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



7.   Loans and Leases Held for Sale
     Loans and leases held for sale consisted of the following:

                                                 At June 30,     At December 31,
                                                    2000              1999
                                                    ----              ----
                                                        (In thousands)
        Loans secured by real estate:
            One-to-four family.................   $  7,397          $ 10,095
            Multi-family and commercial........    375,202           252,944
                                                  --------          --------
                                                   382,599           263,039

        Installment loans......................      6,236            14,058
        Leases.................................      3,154            12,301
                                                  --------          --------
                                                  $391,989          $289,398
                                                  ========          ========


     The lower of cost or market reserve for loans held for sale was $512,000 at June 30, 2000 as compared to $500,000 at December 31, 1999.

8.   Repurchase of Long Term Debt
     During the quarter and six months ended June 30, 2000, we repurchased $2.1 million and $8.3 million of our Senior Notes and $12.2 million and $13.4 million of our Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Debentures of the Company ("ROPES"), respectively. The repurchases resulted in extraordinary gains on the early extinguishment of debt of $1.1 million or $0.03 per share and $2.1 million or $0.07 per share for the quarter and six months ended June 30, 2000, respectively. During 1999 and through the quarter ended June 30, 2000, we have repurchased a total of $43.1 million of Senior Notes, $21.7 million of ROPES and $30.0 million of Preferred Stock.

9.   Deferred Executive Compensation Plan
     On July 1, 1998 we established a deferred executive compensation plan. During the six months ended June 30, 2000, our management and directors made investments of $1.1 million with the plan's trustee who acquired 244,670 shares of ICII common stock at an average price of $4.39 per share. From the plan's inception through June 30, 2000, our management and directors made net investments of $7.0 million with the plan's trustee who made net acquisitions of 928,933 shares of ICII common stock at an average price of $7.58 per share. All shares acquired by the plan's trustee are acquired for the benefit of our company's participating management and directors.

10. Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC") Transaction On March 28, 2000 we completed the acquisition of ICCMIC. We paid ICCMIC's stockholders (other than ICII) approximately $11.575 per share in cash. The total purchase price paid by our company was approximately $300.1 million. Our basis in shares of ICCMIC common stock owned prior to the merger was $25.1 million. The total cost basis of $325.2 million, combined with other estimated costs of the acquisition of $19.7 million, bring the total purchase price to $344.9 million. In addition to the costs of the acquisition, we incurred total severance and incentive costs of approximately $9.4 million. The merger was accounted for as a purchase, and resulted in the generation of negative goodwill of $40.1 million. Subsequent to the acquisition, the fair values of the assets acquired in the ICCMIC acquisition were adjusted, resulting in a $2.3 million reduction of negative goodwill. The negative goodwill generated by the acquisition is not subject to income taxes, and increased our tangible book value by $1.11 per share at June 30, 2000. We will accrete the negative goodwill into income over five years, at an annual rate of approximately $7.5 million, or $0.22 per share.

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     Proforma total (expenses) revenues, net loss and net loss per share are as follows, assuming the merger consummated at the beginning of each period:

                                 For the six months ended June 30,
                              (In thousands, except per share data)
                              -------------------------------------
                                   2000                   1999
                               ------------          --------------
Total (expenses) revenues        ($1,220)                $65,524
Net loss                         (33,063)                 (5,055)
Diluted loss per share            ($1.00)                 ($0.14)

11.  Repurchase of Common Stock
     On April 25, 2000, our Board of Directors authorized the repurchase of up to 5% of its outstanding common stock, or a total of 1,660,933 shares. As of July 31, 2000 we have repurchased 1,122,300 shares of our common stock at an average cost of $3.60 per common share under this authorization. Whether any further repurchases will be made, and the timing and number of shares so purchased, will depend on the availability of shares at acceptable price levels, existing market conditions and business needs.

                       IMPERIAL CREDIT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


12.  Business Segments
     Business segment financial information is reported on the basis that is used internally by management in making decisions related to resource allocation and segment performance. Our reportable segments are operated and managed as strategic business units and are organized based on products and services. Business units operated at different locations are aggregated for reporting purposes when their products and services are similar. Our operations are divided into eleven business segments as follows:


      1. Coast Business Credit                    7. Asset Management Activities
      2. Imperial Warehouse Finance               8. Imperial Capital Group, LLC
      3. Loan Participation and Investment Group  9. Other Core Operations
      4. The Lewis Horwitz Organization          10. Equity Interests
      5. Imperial Business Credit                11. De-emphasized/Discontinued/
      6. Income Property Lending Division            Exited Business

     The following is a summary of our results of operations by business line for the three and six months ended June 30, 2000 as compared to June 30, 1999.

                                              At or for the three months ended June 30,
                                                        (In thousands)

                                                          Net Revenue
                                                           (Expense)
                                 External Net              From Other
                                   Revenue               Operating Units         Net Income (Loss)            Total Assets
                                   -------               ---------------         -----------------            ------------
Business Line                  2000        1999         2000         1999        2000        1999          2000           1999
-------------                  ----        ----         ----         ----        ----        ----          ----           ----
Coast Business Credit      $(11,320)   $   (130)      $   --       $   --    $(11,223)   $ (3,353)   $  987,345     $  663,984
Imperial Warehouse Finance   (6,268)       (392)          --           --      (4,342)       (628)       79,598        153,756
Loan Participation and
    Investment Group        (13,029)        889           --           --      (8,013)         41       233,989        249,319
The Lewis Horwitz
    Organization                574          --           --           --        (277)         --       105,897             --
Imperial Business Credit      1,344       3,446           (7)        (322)       (484)        434        36,453         46,051
Income Property Lending
    Division                  3,543       2,229           --           --         872         (18)      435,379        199,465
Asset Management Activities     918       2,774          (71)         (70)         25         362         7,343          4,381
Imperial Capital Group, LLC   7,058       5,507           --           --         518        (285)       18,805          6,843
Other Core Operations         7,427      (3,251)         393         (190)      5,270      (3,194)      437,605        521,445
Equity Interests                 79      (1,188)          --           --           6        (945)        3,441         59,494
De-emphasized/Discontinued
    Exited Businesses          (413)    (23,423)        (315)         582      (1,577)    (18,519)      362,198        426,699
Eliminations                     --         214           --           --         446         204      (304,557)      (326,820)
                           --------    --------       ------        -----    --------    --------    ----------     ----------
Total                      $(10,087)   $(13,325)      $   --        $  --    $(18,779)   $(25,901)   $2,403,496     $2,004,617
                           ========    ========       ======        =====    ========    ========    ==========     ==========


                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                    At or for the six months ended June 30,
                                (In thousands)

                                                        Net Revenue
                                                         (Expense)
                                   External Net          From Other
                                     Revenue           Operating Units         Net Income (Loss)            Total Assets
                                     ------            ---------------         -----------------            ------------
Business Line                   2000        1999       2000       1999         2000         1999          2000          1999
-------------                   ----        ----       ----       ----         ----         ----          ----          ----
Coast Business Credit       $ (7,132)   $ 11,130    $    --    $    --    $ (12,591)    $    932    $  987,345    $  663,984
Imperial Warehouse Finance    (8,785)      1,045         --         --       (6,433)         (52)       79,598       153,756
Loan Participation and
  Investment Group           (21,253)      3,901         --         --      (13,175)       1,865       233,989       249,319
The Lewis Horwitz
  Organization                 1,512          --         --         --         (348)          --       105,897            --
Imperial Business Credit                                                                                36,453
  Division                     3,891       4,402        (14)      (570)        (499)        (904)                     46,051
Income Property Lending        6,407       6,571         --         --        1,385        1,285       435,379       199,465
Asset Management Activities    1,783       5,599       (140)      (125)          40          251         7,343         4,381
Imperial Capital Group, LLC   14,587      11,596         --         --          902         (140)       18,805         6,843
Other Core Operations          3,246      (4,155)       318        619        2,396       (4,898)      437,605       521,445
Equity Interests                 256       1,163         --         --           82          570         3,441        59,494
De-emphasized/Discontinued
   Exited Businesses           2,954     (13,500)      (164)        76       (6,461)     (17,962)      362,198       426,699
Eliminations                      --        (215)        --         --           --          (86)     (304,557)     (326,820)
                            --------    --------    -------    -------    ---------     --------    ----------    ----------

Total                       $ (2,534)   $ 27,537    $    --    $    --    $ (34,702)    $(19,139)   $2,403,496    $2,004,617
                            ========    ========    =======    =======    =========     ========    ==========    ==========

     Our parent company had provided outstanding inter-company subordinated debt to SPB of $45.0 million and ICG of $4.8 million at June 30, 2000. All inter-company receivables and payables including corresponding interest income and expense are eliminated in consolidation. Additionally, our investments in subsidiaries and inter-company management fees are included in eliminations.
The net income (loss) for each business line includes inter-company allocations for administrative expenses including human resources, legal, accounting and insurance.

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


13.  Consolidating Financial Information

     The following represents condensed consolidating financial information at June 30, 2000 and December 31, 1999, and for the six months ended June 30, 2000 and 1999, with respect to the financial position, results of operations and cash flows of our company and our wholly-owned and majority-owned subsidiaries. On January 17, 1997, we sold $200.0 million of 9.875% Senior Notes due 2007 and on June 9, 1997, we sold $70.0 million of 10.25% ROPES, of which $165.9 million and $48.3 million are outstanding as of June 30, 2000, respectively. As of June 30, 2000, the 9.875% Senior Notes and the ROPES are guaranteed by six of our wholly owned subsidiaries, IBC, ICAI, ICAM, ICLS, ICCMIC, and AMN (the "Guarantor Subsidiaries"). As of June 30, 2000, the non-guarantor subsidiaries are SPB,
ICG and Imperial Credit Capital Trust I ("ICCTI"). Each of the guarantees is full and unconditional and joint and several. The summarized consolidated financial information below is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors as we have determined that such information is not material to investors. None of the subsidiary guarantors is restricted from making distributions to our parent company.


                     CONSOLIDATING CONDENSED BALANCE SHEET
                                 JUNE 30, 2000

                                                                                          Non-
                                                                         Guarantor      Guarantor
                                                              ICII     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                            ---------  -------------  -------------  -------------  ------------
                                                                                       (In thousands)
                          ASSETS
                          ------
Cash.......................................................  $  1,176      $  2,578     $  122,710      $  (1,715)    $  124,749
Interest bearing deposits..................................    25,522             1         78,526             --        104,049
Investment in Federal Home Loan Bank stock.................        --            --          3,980             --          3,980
Trading and available for sale securities..................    58,682        39,185        133,294             --        231,161
Loans and leases held for sale.............................       891        10,704        380,394             --        391,989
Loans and leases held for investment, net..................    64,924        17,415      1,287,074        (47,569)     1,321,844
Real property..............................................        --        77,876             --             --         77,876
Servicing rights...........................................        --           847             --             --            847
Retained interest in loan and lease securitizations........        --        12,099             --             --         12,099
Investment in subsidiaries.................................   233,064            --             --       (233,064)            --
Goodwill...................................................    12,920         4,158         18,046             --         35,124
Other assets...............................................    16,340        19,307         66,680        (39,869)        62,458
Net assets of discontinued operations......................    44,225        (6,905)            --             --         37,320
                                                             --------      --------     ----------      ---------     ----------
      Total assets.........................................  $457,744      $177,265     $2,090,704      $(322,217)    $2,403,496
                                                             ========      ========     ==========      =========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits...................................................  $     --      $     18     $1,828,204      $  (1,715)    $1,826,507
Borrowings from FHLB.......................................        --            --         30,000             --         30,000
Other borrowings...........................................     9,343        62,539         45,000        (47,569)        69,313
Company obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely debentures
 of the company ("ROPES")..................................    49,799            --         (1,494)            --         48,305
Senior Notes...............................................   176,945            --             --             --        176,945
Minority interest in consolidated subsidiaries.............       103             4             --          3,500          3,607
Goodwill...................................................        --        35,757             --             --         35,757
Other liabilities..........................................    56,077         6,643         24,735        (39,870)        47,585
                                                             --------      --------     ----------      ---------     ----------
      Total liabilities....................................   292,267       104,961      1,926,445        (85,654)     2,238,019
                                                             --------      --------     ----------      ---------     ----------

Shareholders' equity:
Preferred stock............................................        --         1,009             --         (1,009)            --
Common stock...............................................    94,257       136,132        112,689       (248,821)        94,257
Retained earnings (deficit)................................    63,735       (71,880)        51,910         19,970         63,735
Shares held in executive deferred compensation plan........     7,043         7,043             --         (7,043)         7,043
Accumulated other comprehensive income (loss)..............       442            --           (340)           340            442
                                                             --------      --------     ----------      ---------     ----------
      Total shareholders' equity...........................   165,477        72,304        164,259       (236,563)       165,477
                                                             --------      --------     ----------      ---------     ----------
      Total liabilities and shareholders' equity...........  $457,744      $177,265     $2,090,704      $(322,217)    $2,403,496
                                                             ========      ========     ==========      =========     ==========

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                     CONSOLIDATING CONDENSED BALANCE SHEET
                               DECEMBER 31, 1999

                                                                                         Non-
                                                                        Guarantor      Guarantor
                                                             ICII     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                           ---------  -------------  -------------  -------------  ------------
                                                                                      (In thousands)
                         ASSETS
                         ------

Cash....................................................    $ 11,110      $  1,382     $   34,852      $ (13,446)    $   33,898
Interest bearing deposits...............................      35,049            --        213,133             --        248,182
Investments in Federal Home Loan Bank stock.............          --            --          6,960             --          6,960
Securities available for sale and trading...............      74,827        41,460        132,042        (13,150)       235,179
Loans held for sale.....................................       1,441        12,300        275,657             --        289,398
Loans held for investment, net..........................      55,721        17,105      1,211,862        (43,456)     1,241,232
Servicing rights........................................          --           802             --             --            802
Retained interest in loan and lease securitizations.....          --        10,220             --             --         10,220
Investment in subsidiaries..............................     255,024            --             --       (255,024)            --
Goodwill................................................      11,778         4,306         18,877             --         34,961
Other assets............................................      26,230        11,686         27,300         (1,925)        63,291
Net assets of discontinued operations...................      44,396        (6,904)            --             --         37,492
                                                            --------      --------     ----------      ---------     ----------
  Total assets..........................................    $515,576      $ 92,357     $1,920,683      $(327,001)    $2,201,615
                                                            ========      ========     ==========      =========     ==========
                     LIABILITIES AND
                     ---------------
                  SHAREHOLDERS' EQUITY
                  --------------------

Deposits................................................    $     --      $  2,050     $1,626,154      $ (13,446)    $1,614,758
Other borrowings........................................       7,911         8,456        103,323        (45,381)        74,309
Company obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 debentures of the company ("ROPES")....................      63,915            --         (2,165)            --         61,750
Senior notes............................................     185,185            --             --             --        185,185
Minority interest in consolidated subsidiaries..........         103             2            155          2,424          2,684
Other liabilities.......................................      53,082         4,340            127             --         57,549
                                                            --------      --------     ----------      ---------     ----------
  Total liabilities.....................................     310,196        14,848      1,727,594        (56,403)     1,996,235
                                                            --------      --------     ----------      ---------     ----------
Shareholders' equity:
Preferred stock.........................................          --        14,150             --        (14,150)            --
Common stock............................................      97,220       118,386        113,142       (231,528)        97,220
Retained earnings (deficit).............................      98,437       (64,640)        80,294        (15,654)        98,437
Shares held in deferred executive compensation plan.....       7,107         7,107             --         (7,107)         7,107
Accumulated other comprehensive income (loss)...........       2,616         2,506           (347)        (2,159)         2,616
                                                            --------      --------     ----------      ---------     ----------
  Total shareholders' equity............................     205,380        77,509        193,089       (270,598)       205,380
                                                            --------      --------     ----------      ---------     ----------
  Total liabilities and shareholders' equity............    $515,576      $ 92,357     $1,920,683      $(327,001)    $2,201,615
                                                            ========      ========     ==========      =========     ==========

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                        SIX MONTHS ENDED JUNE 30, 2000

                                                                                           Non-
                                                                          Guarantor      Guarantor
                                                               ICII     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                            ----------  -------------  -------------  -------------  -------------
                                                                                        (In thousands)
Interest income...........................................   $  9,816       $  5,199       $101,318   $     (2,799)      $113,534
Interest expense..........................................     14,281          1,705         54,474         (2,799)        67,661
                                                             --------       --------       --------   ------------       --------
Net interest (expense) income.............................     (4,465)         3,494         46,844             --         45,873
Provision for loan and lease losses.......................      1,000          7,065         79,110             --         87,175
                                                             --------       --------       --------   ------------       --------
     Net interest (expense) after provision for
      loan and lease losses...............................     (5,465)        (3,571)       (32,266)            --        (41,302)
                                                             --------       --------       --------   ------------       --------
Gain on sale of loans and leases..........................         --            481           (128)            --            353
Asset management fees.....................................         --          1,639             --             --          1,639
Investment banking and brokerage fees.....................         --             --         14,808             --         14,808
Loan servicing (expense) income...........................        (69)         2,379            669             --          2,979
Gain on sale of securities................................     11,814             --          1,117             --         12,931
Mark to market on securities and loans held for sale......     (1,826)          (627)        (1,281)            --         (3,734)
Rental income.............................................         --          2,711             --             --          2,711
Other (loss) income.......................................        (93)         1,460          5,714             --          7,081
                                                             --------       --------       --------   ------------       --------
     Total fee and other income...........................      9,826          8,043         20,899             --         38,768
                                                             --------       --------       --------   ------------       --------

Personnel and commission expense..........................      2,125          4,278         21,998             --         28,401
Amortization of servicing rights..........................         --            278             --             --            278
Occupancy expense.........................................        250            383          2,265             --          2,898
Net expense of other real estate owned....................        183            678            164             --          1,025
Professional services.....................................        604          1,188          1,350             --          3,142
Telephone and other communications........................         49            182          1,419             --          1,650
Amortization of goodwill, net.............................        425         (1,914)           830             --           (659)
General and administrative (income) expense...............         (4)         3,271          9,364             --         12,631
                                                             --------       --------       --------   ------------       --------
     Noninterest expenses.................................      3,632          8,344         37,390             --         49,366
Acquisition costs.........................................         --          9,397             --             --          9,397
                                                             --------       --------       --------   ------------       --------
     Total noninterest expenses...........................      3,632         17,741         37,390             --         58,763
                                                             --------       --------       --------   ------------       --------
 Income (loss) before income taxes, minority interest,
  and equity in undistributed income of subsidiaries......        729        (13,269)       (48,757)            --        (61,297)
Income taxes..............................................      1,383         (6,094)       (20,703)            --        (25,414)
Minority interest in income (loss) of Consolidated
  subsidiaries............................................         --             65             (9)           856            912
 Extraordinary item-gain on early extinguishment of debt,
  net of income taxes.....................................      2,093             --             --             --          2,093
 Equity in undistributed (loss) income of consolidated
  subsidiaries............................................    (36,141)            --             --         36,141             --
                                                             --------       --------       --------   ------------       --------
     Net (loss) income....................................   $(34,702)      $ (7,240)      $(28,045)  $     35,285       $(34,702)
                                                             ========       ========       ========   ============       ========

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                        SIX MONTHS ENDED JUNE 30, 1999

                                                                                              Non-
                                                                              Guarantor     Guarantor
                                                                 ICII       Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                                                 ----       ------------  ------------  ------------   ------------
                                                                                       (In thousands)
Interest income.............................................     $   9,469     $  6,088     $  91,900     $ (2,144)     $ 105,313
Interest expense............................................        15,282        1,018        45,538       (2,144)        59,694
                                                                 ---------     --------     ---------     --------      ---------
Net interest (expense) income...............................        (5,813)       5,070        46,362           --         45,619
Provision for loan and lease losses.........................           250          375        23,830           --         24,455
                                                                 ---------     --------     ---------     --------      ---------
  Net interest (expense) income after provision for
    loan and lease losses...................................        (6,063)       4,695        22,532           --         21,164
                                                                 ---------     --------     ---------     --------      ---------
Gain on sale of loans and leases............................            19        2,106         1,636           --          3,761
Asset management fees.......................................            --        6,009            --           --          6,009
Investment banking and brokerage fees.......................            --           --        11,910           --         11,910
Loan servicing (expense) income.............................           (57)       1,868         1,628           --          3,439
Gain (loss) on sale of securities...........................         1,343          137            --         (215)         1,265
Equity in net loss of FMC...................................           (53)          --            --           --            (53)
Mark to market on securities and loans held for sale........            87       (1,942)      (23,400)          --        (25,255)
Dividends received from subsidiaries........................         2,007           --            --       (2,007)            --
Other income................................................         1,230          989         3,078           --          5,297
                                                                 ---------     --------     ---------     --------      ---------
    Total fee and other income (loss).......................         4,576        9,167        (5,148)      (2,222)         6,373
                                                                 ---------     --------     ---------     --------      ---------

Personnel and commission expense............................         2,161        7,259        20,844           --         30,264
Amortization of servicing rights............................            --           74         3,964           --          4,038
Occupancy expense...........................................           303          456         1,940           --          2,699
Net (income) expense of other real estate owned.............           (27)         653           272           --            898
Professional services.......................................         2,024        1,263         2,640           --          5,927
Telephone and other communications..........................            61          333         1,538           --          1,932
Amortization of goodwill....................................            --          727           825           --          1,552
General and administrative (income) expense.................          (209)       2,233        11,359           --         13,383
                                                                 ---------     --------     ---------     --------      ---------
    Noninterest expenses....................................         4,313       12,998        43,382           --         60,693
                                                                 ---------     --------     ---------     --------      ---------
(Loss) income before income taxes, minority interest, and
  equity in undistributed income of subsidiaries............        (5,800)         864       (25,998)      (2,222)       (33,156)
Income taxes................................................        (3,929)         274       (10,242)         (87)       (13,984)
Minority interest in income (loss) of
  consolidated subsidiaries.................................            81           50           (18)        (146)           (33)
                                                                 ---------     --------     ---------     --------      ---------
(Loss) income before equity in undistributed
  income of subsidiaries....................................        (1,952)         540       (15,738)      (1,989)       (19,139)
Equity in undistributed (loss) income of consolidated
  subsidiaries..............................................       (17,187)          --            --       17,187             --
                                                                 ---------     --------     ---------     --------      ---------
    Net (loss) income.......................................     $ (19,139)    $    540     $ (15,738)    $ 15,198      $ (19,139)
                                                                 =========     ========     =========     ========      =========

                       IMPERIAL CREDIT INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                        SIX MONTHS ENDED JUNE 30, 2000

                                                                                              Non-
                                                                              Guarantor     Guarantor
                                                                 ICII       Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                                                 ----       ------------  ------------  ------------   ------------
                                                                                       (In thousands)
Net cash (used in) provided by operating activities.........     $ (28,932)    $ (5,395)    $ (100,616)   $  16,488     $ (118,455)
                                                                 ---------     --------     ----------    ---------     ----------

Cash flows from investing activities:
    Net decrease in interest bearing deposits...............         9,527        1,116        134,607           --        145,250
    Purchase of securities available for sale...............        (1,953)          --        (50,000)          --        (51,953)
    Sale of securities available for sale...................            --          939         17,472        2,499         20,910
    Net cash received from ICCMIC acquisition...............            --       11,524             --           --         11,524
    Net change in loans held for investment.................       (11,770)       1,632       (158,981)       4,113       (165,006)
    Proceeds from sale of AFG stock.........................        21,610           --             --           --         21,610
    Net change in investment in subsidiaries................        21,613           --             --      (21,613)            --
    Other, net..............................................          (415)         316          5,359           --          5,260
                                                                 ---------     --------     ----------    ---------     ----------
Net cash provided by (used in) investing activities.........        38,612       15,527        (51,543)     (15,001)       (12,405)
                                                                 ---------     --------     ----------    ---------     ----------

Cash flows from financing activities:
    Net (decrease) increase in deposits.....................            --       (2,032)       202,050       11,731        211,749
    Advances from FHLB......................................            --           --         30,000           --         30,000
    Net change  in other borrowings.........................         1,432       (6,556)         8,075       (2,188)           763
    Repurchase and retirement of Senior Notes...............        (6,371)          --             --           --         (6,371)
    Repurchase and retirement of company obligated
      mandatorily redeemable preferred securities of
      subsidiary trust holding solelydebentures of the
      company ("ROPES").....................................       (12,000)          --             --           --        (12,000)
    Capital contributions...................................           350         (350)            47          (47)
    Other, net..............................................        (3,025)           2           (155)         748         (2,430)
                                                                 ---------     --------     ----------    ---------     ----------
Net cash (used in) provided by financing activities.........       (19,614)      (8,936)       240,017       10,244        221,711
                                                                 ---------     --------     ----------    ---------     ----------

    Net change in cash......................................        (9,934)       1,196         87,858       11,731         90,851
    Cash at beginning of period.............................        11,110        1,382         34,852      (13,446)        33,898
                                                                 ---------     --------     ----------    ---------     ----------

    Cash at end of period...................................     $   1,176     $  2,578     $  122,710    $  (1,715)    $  124,749
                                                                 =========     ========     ==========    =========     ==========

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                        SIX MONTHS ENDED JUNE 30, 1999

                                                                                         Non
                                                                       Guarantor      Guarantor
                                                            ICII     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                          --------   ------------   ------------   ------------   ------------
                                                                                   (In thousands)

Net cash provided by (used in) operating  activities....  $ 61,713       $(16,977)     $  94,929       $  4,675      $ 144,340
                                                          --------       --------      ---------       --------      ---------
Cash flows from investing activities:
      Net (increase) decrease in interest bearing
        deposits........................................    (9,473)           423        (44,700)           483        (53,267)
      Sales of securities available for sale............     4,875             --             --             --          4,875
      Purchase of securities available for sale.........    (1,000)            --        (13,222)         1,000        (13,222)
      Proceeds from sale of IMH stock...................        --          7,686             --             --          7,686
      Proceeds from sale of ICCMIC stock................        --          5,437             --             --          5,437
      Net change in loans held for investment...........    (9,679)         3,962         63,591            389         58,263
      Net change in investment in subsidiaries..........    (2,031)            --             --          2,031             --
      Other, net........................................      (484)         3,673         (1,866)          (363)           960
                                                          --------       --------      ---------       --------      ---------
Net cash (used in) provided by investing activities.....   (17,792)        21,181          3,803          3,540         10,732
                                                          --------       --------      ---------       --------      ---------

Cash flows from financing activities:
      Net (decrease) increase in deposits...............        --             --       (305,765)         1,007       (304,758)
      Repayments of advances from Federal Home
       Loan Bank........................................        --             --        (20,000)            --        (20,000)
      Advances from the Federal Home Loan Bank..........        --             --         30,000             --         30,000
      Net change in other borrowings....................   (19,261)        (7,065)       (66,692)        (8,032)      (101,050)
      Proceeds from issuance of Preferred Stock.........    30,000             --             --             --         30,000
      Repurchase and retirement of common stock.........   (29,460)            --             --             --        (29,460)
      Other, net........................................     2,654          1,291         (3,787)          (184)           (26)
                                                          --------       --------      ---------       --------      ---------
Net cash used in financing activities...................   (16,067)        (5,774)      (366,244)        (7,209)      (395,294)
                                                          --------       --------      ---------       --------      ---------

      Net change in cash................................    27,854         (1,570)      (267,512)         1,006       (240,222)
      Cash at beginning of period.......................     3,224            725        296,259         (2,436)       297,772
                                                          --------       --------      ---------       --------      ---------

      Cash at end of period.............................  $ 31,078       $   (845)     $  28,747       $ (1,430)     $  57,550
                                                          ========       ========      =========       ========      =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  We are a diversified commercial lending, financial services, and investment banking holding company that was incorporated in 1991 in the State of California. Our headquarters are located in Torrance, California. Our business activities are primarily conducted through the following wholly owned subsidiaries: Southern Pacific Bank ("SPB"), Imperial Business Credit Inc. ("IBC"), and Imperial Credit Lender Services, Inc. ("ICLS"). Imperial Capital Group, LLC ("ICG") is a majority owned consolidated subsidiary which is approximately 63% owned by us and approximately 37% owned by ICG's management. In addition to the wholly-owned consolidated subsidiaries listed above, on March 28, 2000, we acquired all of the outstanding common shares of Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC") making it a consolidated subsidiary of our company. Prior to the acquisition date we owned 9% of ICCMIC's outstanding common shares. Our parent company, and our subsidiaries and affiliates offer a wide variety of deposit and commercial loan products, asset management, investment banking and brokerage, and loan documentation and closing services. Our core businesses originate loans and leases funded primarily by FDIC insured deposits.


Overview of Consolidated Operations

  At June 30, 2000, our total assets were $2.4 billion as compared to $2.2 billion at December 31, 1999. Our total net loans increased $183.2 million to $1.7 billion at June 30, 2000 as compared to $1.5 billion at December 31, 1999. The loan originations from Income Property Lending Division ("IPL") were $61.6 million, loan originations from our entertainment lending division at SPB, the Lewis Horwitz Organization ("LHO"), were $37.3 million, and lease originations from IBC were $7.1 million for the quarter ended June 30, 2000 as compared to $56.1 million, none, and $30.2 million for the same period last year. Fundings of new commitments at Coast Business Credit ("CBC") were $96.0 million for the quarter ended June 30, 2000 as compared to $29.4 million for the same period last year. Originations at IPL, LHO, IBC, and fundings of new commitments at CBC for the six months ended June 30, 2000 were $127.5 million, $48.0 million, $31.0 million, and $176.7 million, respectively.



  Our borrowings and long term debt decreased by $26.7 million for the six months ended June 30, 2000 as compared to December 31, 1999 due to the repurchase of $21.7 million of our Senior Notes and ROPES and a net decrease in other borrowings of $5.0 million. Our deposits at SPB increased $211.7 million or 13.1% during the six months ended June 30, 2000, which provided the liquidity for the growth in our loan portfolios.


  Our non-performing assets and non-accrual loans and leases increased to $105.5 million and $101.1 million at June 30, 2000 from $64.4 million and $59.4 million at December 31, 1999, respectively. The increase in non-performing assets and non-accrual loans occurred primarily in the CBC, Loan Participation and Investment Group ("LPIG") and Imperial Warehouse Finance ("IWF") portfolios. At June 30, 2000, the allowance for loan and lease losses was $50.1 million as compared to $31.8 million at December 31, 1999. The ratio of the allowance for loan and lease losses to total loans held for investment increased to 3.65% at June 30, 2000 as compared to 2.50% at December 31, 1999. The ratio of the allowance for loan and lease losses to non-accrual loans and leases decreased to 49.61% at June 30, 2000 as compared to 53.64% at December 31, 1999. Excluding the non-accrual loans acquired in connection with the LHO acquisition, the coverage ratio decreased to 55.21% at June 30, 2000 as compared to 62.12% at December 31, 1999.

Consolidated Results of Operations

  We reported a net loss for the quarter ended June 30, 2000 of $18.8 million or $0.58 diluted net loss per share including an extraordinary gain on the early extinguishment of debt of $1.1 million or $0.03 diluted net income per share. For the same period last year, we reported a net loss of $25.9 million or $0.74 diluted net loss per share. The net loss for the six months ended June 30, 2000 was $34.7 million or $1.05 diluted net loss per share including an extraordinary gain on the early extinguishment of debt of $2.1 million or $0.06 diluted net income per share. For the same period last year, we reported a net loss of $19.1 million or $0.53 diluted net loss per share.

  The results of operations for six months ended June 30, 2000 include $9.4 million of severance and other costs related to the Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC") acquisition. Excluding these costs, the net loss for the six months ended June 30, 2000 was $29.1 million or $0.88 diluted net loss per share.

  The operating results for the quarter and six months ended June 30, 2000 include $12.4 million, or $0.23 diluted net income per share from the sale of our interest in the Auction Finance Group.

  The net loss for the quarter and six months ended June 30, 2000, was primarily due to increased provision for loan and lease losses related to the increase in non-performing loans and net charge-offs in the CBC, LPIG and IWF portfolios. The increase in provision for loan and lease losses was partially offset by an increase in net interest income, gains on sale of securities, and investment banking and brokerage revenues as well as reduced noninterest expenses.

Net Interest Income

  During the quarter ended June 30, 2000, our interest income increased 24.3% to $60.6 million as compared to $48.7 million for the same period last year. For the six months ended June 30, 2000, interest income increased 7.8% to $113.5 million as compared to $105.3 million for the same period last year. Interest income increased primarily as a result of increases in the base rate and in average loans outstanding at CBC and LHO, partially offset by an increase in non-accrual loans. The average yield on loans at SPB increased to 11.59% during the quarter ended June 30, 2000 as compared to 10.60% in the same period last year. Our total net outstanding loans increased to $1.7 billion at June 30, 2000 as compared to $1.5 billion at June 30, 1999.

  Interest expense was $35.4 million for the quarter ended June 30, 2000 as compared to $28.4 million for the same period last year. The increase in interest expense primarily resulted from an increase in the average outstanding balance of the FDIC insured deposits of SPB. SPB's deposits increased to $1.8 billion at June 30, 2000 as compared to $1.4 billion at June 30, 1999. The average cost of deposits at SPB increased to 6.16% during the quarter ended June 30, 2000 as compared to 5.41% in the same period last year. The increase in the average cost of deposits at SPB primarily occurred as a result of general increases in the interest rate environment during the year. Interest on other borrowings also increased as a result of the ICCMIC acquisition, which was completed on March 28, 2000. As a result of the acquisition, we assumed $60.6 million of mortgage loan debt secured by $78.4 million of income producing commercial property. The interest expense on the mortgage loan debt was $796,000 as compared to net rental income on the commercial property of $1.1 million for the three months ended June 30, 2000. The increases in deposit and other interest expense were partially offset by a decrease in interest on long term debt. The decrease in interest on long term debt resulted from the repurchase of $64.8 million of long term debt during the previous twelve months. Interest expense for the six months ended June 30, 2000, increased to $67.7 million as compared to $59.7 million for the same period last year for the reasons discussed above.

  Net interest income for the quarter ended June 30, 2000 increased 23.6% to $25.2 million as compared to $20.4 million for the same period last year. Net interest income increased for the quarter ended June 30, 2000 as a result of the growth in our loan portfolios, partially offset by increased deposit and other borrowing costs. For the six months ended June 30, 2000, net interest income remained relatively unchanged at $45.9 million as compared to $45.6 million for the same period last year.

Provision for Loan and Lease Losses

     The provision for loan and lease losses for the quarter ended June 30, 2000 was $63.2 million as compared to $22.3 million for the same period last year. The provision for loan and lease losses for the six months ended June 30, 2000 was $87.2 million as compared to $24.5 million for the same period last year. The higher provision for loan and lease losses as compared to the same periods last year primarily resulted from the preliminary results of SPB's annual joint examination by the California Department of Financial Institutions and the Federal Deposit Insurance Corporation. The implementation of regulatory guidance related to the liquidation values of intangible assets and future viability of certain CBC customers has resulted in an increase in non-accrual loans and net charge-offs. Additionally, the higher provision for loan and lease losses was impacted by increases in non-performing loans and net charge-offs at LPIG and IWF. Increases in non-performing loans and net charge-offs at LPIG relate to an increase in non-performing nationally syndicated bank debt loans.

Fee and Other Income

  Our gain on sale of loans and leases decreased to $220,000 for the quarter ended June 30, 2000 as compared to $801,000 for the same period last year. The decrease was primarily due to the retention of a higher percentage of multifamily real estate loans originated by IPL in our loan portfolio.

  Asset management fees decreased to $777,000 for the quarter ended June 30, 2000 as compared to $3.0 million for the same period last year. Asset management fees decreased to $1.6 million for the six months ended June 30, 2000 as compared to $6.0 million for the same period last year. The decrease in both periods was primarily due to the termination of the ICCMIC asset management agreement and decreased average outstanding assets under management.

  Gain on sale of securities increased to $13.5 million for the quarter ended June 30, 2000 as compared to $786,000 for the same period last year. Gain on sale of securities increased to $12.9 million for the six months ended June 30, 2000 as compared to $1.3 million for the same period last year. The increase in both periods was primarily attributable to the sale of our minority interest in the Auction Finance Group ("AFG"), a majority owner of the Canadian Auto Auction Group ("CAAG"). The sale resulted in gross pre-tax cash proceeds to ICII of approximately $23.3 million, and a pre-tax gain on sale of securities totaling $12.4 million. Gain on sale of securities for the quarter ended June 30, 2000 also includes a $1.1 million gain on sale of securities from the exercise of warrants in the equity securities of a borrower and the subsequent sale of its stock. CBC obtains warrants from its customers in the ordinary course of its asset-based lending business.

  For the quarter ended June 30, 2000 investment banking and brokerage fees at Imperial Capital Group ("ICG") increased 27.6% to $7.2 million from $5.6 million for the same period last year. For the six months ended June 30, 2000, investment banking and brokerage fees increased 24.3% to $14.8 million as compared to $11.9 million for the same period last year. The increase in investment banking and brokerage revenues for the quarter and six months ended June 30, 2000 primarily resulted from the receipt of investment banking fees related to the AFG transaction. ICG acted as the investment banker for AFG and received gross compensation of approximately $4.0 million from the sale of AFG and CAAG.

  For the quarter ended June 30, 2000, net mark-to-market losses on loans and securities held for sale were $2.0 million as compared to mark-to-market losses of $21.9 million for the same period last year. For the six months ended June 30, 2000, net mark-to-market losses on loans and securities held for sale were $3.7 million as compared to mark-to-market losses of $25.3 million for the same period last year. The mark-to-market losses for the quarter and six months ended June 30, 2000 were primarily related to a $1.2 million decline in the value of our investment in Pacifica Partners I, L.P., and a $1.0 million decline in the value of the retained interests in lease securitizations at IBC. We wrote down these investments as a result of increased interest spreads, decreased estimated cash flows, and increased loss assumptions. In addition to the write-downs of these securities, we recognized a $420,000 mark-to-market loss on the value of $73.4 million of syndicated bank loans funded through total return swaps, and a $612,000 mark-to-market gain on trading securities. The mark-to-market adjustments in the quarter ended June 30, 1999 were primarily related to write-downs in sub-prime auto loans at SPB of $21.7 million.

  The quarter and six months ended June 30, 2000 include $2.6 million and $2.7 million of rental income from the real property obtained as a result of our acquisition of ICCMIC on March 28, 2000, respectively. There was no rental income in the same periods last year.

  Fee and other income for the prior year quarter ended June 30, 1999 includes $2.0 million of equity in the net loss of Franchise Mortgage Acceptance Company ("FMC") as a result of our former equity interest in FMC, which was sold in the fourth quarter of 1999. There was no equity pick up from FMC in the quarter ended June 30, 2000.

Noninterest Expense

  Total noninterest expenses during the quarter ended June 30, 2000 decreased 20.1% to $23.9 million as compared to $29.9 million for the same period last year. Total noninterest expenses during the six months ended June 30, 2000 decreased 18.7% to $49.4 million as compared to $60.7 million for the same period last year. During the quarter ended June 30, 2000, professional fees decreased 57.0% to $1.5 million as compared to $3.6 million for the same period last year. Professional fees decreased 47.0% to $3.1 million for the six months ended June 30, 2000 as compared to $5.9 million for the same period last year. The decrease in professional fees was attributed to lower consulting and litigation-related expenses. The decrease in expenses for the quarter and six months ended June 30, 2000 as compared to the same periods last year primarily resulted from the streamlining of operations and closure of non-core businesses.

  Our total personnel expense decreased $472,000 to $13.7 million for the quarter ended June 30, 2000 as compared to $14.2 million for the same period last year. The decrease in personnel expense was primarily related to our exit from non-core businesses and the related reduction of our full time equivalent ("FTE") employees to 566 at June 30, 2000 from 584 at June 30, 1999.

  Our amortization of servicing rights was $142,000 for the quarter ended June 30, 2000 as compared to $1.3 million for the same period last year. The decrease was primarily due to our decision to exit the third party multifamily and commercial mortgage loan servicing operations.

  Our telephone and other communications, and general and administrative expenses decreased 20.4% to $6.3 million for the quarter ended June 30, 2000 as compared to $7.9 million for the same period last year. The overall decrease was primarily attributable to the exit from non-core businesses and our related focus on increasing operating efficiencies at our core business operations.

CORE BUSINESS LINES

  The following table reflects average loans and leases outstanding and the average yields earned on our core business units for the quarter and six months ended June 30, 2000 and 1999:


                                For the quarter ended June 30,                 For the six month period ended June 30,
                                ------------------------------                 ---------------------------------------
                                   (Dollars in thousands)                             (Dollars in thousands)

                         Average Loans and Leases                           Average Loans and Leases
                               Outstanding          Average Yield                  Outstanding          Average Yield
                               -----------          -------------                  -----------          -------------

Business Line               2000        1999         2000    1999                2000       1999         2000     1999
-------------               ----        ----         ----    ----                ----       ----         ----     ----
CBC                       $850,755    $620,933      14.04%  13.36%             $794,505   $616,441      13.47%   13.57%
IWF                         77,615     138,166       9.80    7.98%               79,371    146,079       7.53     8.11%
LPIG                       191,394     239,612       7.55    7.79%              205,233    234,562       7.61     7.82%
LHO                         60,088          --      12.03      --                39,281         --      12.62       --
IBC                          1,808       8,850      13.01   11.40%                2,969      8,635      10.00    11.00%
IPL                        341,191     202,970       9.50    8.80%              314,917    189,674       9.41     8.75%

  Five of our core businesses are conducted though our largest subsidiary SPB. SPB is a $2.1 billion industrial bank that includes: CBC, an asset-based lender; IWF, which provides warehouse loans to third party residential mortgage loan originators; LPIG, an investor in syndicated bank loan participations; LHO, a commercial finance lender that provides financing for independent motion picture and television production; and IPL, a multifamily and commercial real estate lending business. The FDIC insured deposits of SPB primarily fund each of these businesses.

Coast Business Credit

  CBC's net revenues were ($11.3) million for the quarter and ($7.1) million for the six months ended June 30, 2000 as compared to ($130,000) and $11.1 million for the same periods last year, respectively. CBC's net loss was $11.2 million for the quarter and $12.6 million for the six months ended June 30, 2000 as compared to a net loss of $3.4 million and net income of $932,000 for the same periods last year, respectively.

  The decrease in CBC's net revenues and net income for the quarter and six months ended June 30, 2000 was primarily attributable to an increase in the provision for loan losses, partially offset by an increase in net interest income. Net revenues include a provision for loan losses of $33.4 million for the quarter and $45.3 million for the six months ended June 30, 2000 as compared to $14.7 million and $18.3 million for the same periods last year, respectively. See "Consolidated Results of Operations - Provision for Loan and Lease Losses."

  CBC increased its average outstanding loan balance for the quarter and six months ended June 30, 2000 to $850.8 million and $794.5 million as compared to $620.9 million and $616.4 million for the same periods last year, respectively.

  As a result of the increase in CBC's average loans outstanding, CBC's net interest income increased $4.8 million to $17.9 million during the quarter ended June 30, 2000 from $13.0 million for the same period last year. Net interest income increased to $32.1 million during the six months ended June 30, 2000 from $25.9 million for the same period last year. The yield on CBC's loans for the quarter ended June 30, 2000 increased to 14.04% as compared to 13.36% for the same period last year primarily resulting from an increase in the prime rate and increased loan fees. The yield on CBC's loans for the six months ended June 30, 2000 decreased to 13.47% as compared to 13.57% for the same period last year primarily resulting from decreased loan prepayment fees and an increase in CBC's non-accrual loans.

  CBC earned other income totaling $4.3 million during the quarter ended June 30, 2000 as compared to $1.6 million for the same period last year. CBC earned other income totaling $6.0 million during the six months ended June 30, 2000 as compared to $3.6 million for the same period last year. Other income for the quarter and six months ended June 30, 2000 includes $1.1 million in gain on sale of securities. CBC recorded the $1.1 million gain on sale of securities from the exercise of warrants in the equity securities of a borrower and the subsequent sale of its stock. CBC obtains warrants from its customers in the ordinary course of its asset-based lending business. The remaining balance of other income primarily consists of audit and other fees charged by CBC to its customers.

  CBC's total expenses were $7.4 million for the quarter ended June 30, 2000 as compared to $4.8 million for the same period last year. CBC's total expenses were $13.9 million for the six months ended June 30, 2000 as compared to $9.8 million for the same period last year. Total expenses increased for the quarter and six months ended June 30, 2000 as compared to the same period last year primarily due to higher personnel, occupancy and telephone and other communications, and general and administrative expenses associated with CBC's loan portfolio growth and geographic expansion into several major metropolitan areas of the United States.

  Fundings of new commitments at CBC were $96.0 million for the quarter ended June 30, 2000 as compared to $29.4 million for the same period last year. For the six months ended June 30, 2000, CBC's fundings of new commitments were $176.7 million as compared to $113.5 million for the same period last year.

  At June 30, 2000, CBC's non-accrual loans were $40.3 million as compared $22.2 million at December 31, 1999. At June 30, 2000, no CBC loans were 90 days delinquent and accruing interest. CBC incurred net charge-offs of $41.9 million for the quarter ended June 30, 2000 as compared to $4.6 million for the prior quarter ended March 31, 2000 and $13.0 million for the same period last year. For the six months ended June 30, 2000, net charge-offs were $46.4 million as compared to $13.7 million during the same period last year. Non-performing loans at CBC are collateralized by accounts receivable, inventory and other assets including FF&E and real estate. See "Consolidated Results of Operations - Provision for Loan and Lease Losses."

  CBC's FTE increased to 152 FTE at June 30, 2000 as compared to 135 FTE at June 30, 1999.

Imperial Warehouse Finance

  Imperial Warehouse Finance's, ("IWF") net revenues were ($6.3) million for the quarter and ($8.8) million for the six months ended June 30, 2000 as compared to ($392,000) and $1.0 million for the same periods last year, respectively. IWF's net loss was $4.3 million for the quarter and $6.4 million for the six months ended June 30, 2000 as compared to a net loss of $628,000 and a net loss of $52,000 for the same periods last year, respectively.

  The increase in IWF's negative revenues and net loss for the quarter and six months ended June 30, 2000 was primarily associated with the increased provision for loan losses coupled with a decrease in net interest income. Net revenues and net income were negatively affected by an increased provision for loan losses of $7.1 million for the quarter and $9.4 million for the six months ended June 30, 2000 as compared to $1.9 million and $2.0 million for the same periods last year, respectively. The increase in the provision for loan losses resulted from a higher level of net charge-offs and increased non-accrual loans at June 30, 2000 as compared to the same period last year.

  The decrease in IWF's net revenues and net income for the quarter and six months ended June 30, 2000 was also attributable to the decrease in IWF's average outstanding loan balance and corresponding net interest income. IWF's average loans outstanding for the quarter and six months ended June 30, 2000 decreased to $77.6 million and $79.4 million as compared to $138.2 million and $146.1 million for the same periods last year, respectively.

  As a result of the decrease in IWF's average loans outstanding, IWF's net interest income decreased $330,000 to $722,000 during the quarter ended June 30, 2000 from $1.1 million for the same period last year. Net interest income decreased to $461,000 during the six months ended June 30, 2000 from $2.1 million for the same period last year. The yield on IWF's loans for the quarter ended June 30, 2000 increased to 9.80% as compared to 7.98% for the same period last year. The yield on IWF's loans for the six months ended June 30, 1999 decreased to 7.53% as compared to 8.11% for the same period last year. The increase in yield during the quarter ended June 30, 2000 was primarily due to an increase in the prime rate of interest over the preceding twelve months. The decrease in yield during the six months ended June 2000 was primarily due to an increase in the balance of non-accrual loans as a percentage of IWF's total outstanding loans.

  IWF earned other income totaling $107,000 during the quarter and $187,000 for the six months ended June 30, 2000 as compared to $493,000 and $969,000 for the same periods last year, respectively. IWF's other income primarily consists of loan transaction fees.

  IWF's total expenses were $969,000 for the quarter ended June 30, 2000 as compared to $552,000 for the same period last year. IWF's total expenses were $1.9 million for the six months ended June 30, 2000 as compared to $1.1 million for the same period last year. Total expenses increased for the quarter and six months ended June 30, 2000 as compared to the same periods last year primarily due to higher personnel, occupancy and telephone and other communications, and general and administrative expenses associated with IWF's relocation to Torrance, California from its former headquarters in Voorhees, New Jersey.

  Fundings of commitments at IWF were $24.0 million for the quarter ended June 30, 2000 as compared to $5.0 million for the same period last year. For the six months ended June 30, 2000, IWF's fundings of commitments were $58.8 million as compared to $25.0 million for the same period last year.

  At June 30, 2000, IWF's non-accrual loans were $13.7 million as compared to $7.8 million at December 31, 1999. At June 30, 2000, no IWF loans were 90 days delinquent and accruing interest. IWF incurred net charge-offs of $5.1 million for the quarter ended June 30, 2000 as compared $715,000 for the same period last year. For the six months ended June 30, 2000, net charge-offs were $6.5 million as compared to $715,000 during the same period last year.

  During the quarter ended June 30, 2000, we charged off $4.4 million as a result of alleged fraud relating to one IWF customer. As of the end of June, IWF had advanced approximately $9.5 million to Island Mortgage Network ("Island") under its mortgage loan warehouse program. Subsequent to advancing funds in late June on several individual mortgage loans originated by Island, IWF was unable to obtain valid collateral relating to approximately $4.4 million of the total advance on this warehouse line. IWF became aware on June 30, 2000 that New York state banking regulators suspended Island's license. Island is a subsidiary of AppOnline.com. AppOnline.com is reported to have had an estimated $150 million in open mortgage loans on June 30 when New York state banking regulators suspended the license of its lending arm, Island. On July 19, 2000, AppOnline.com Inc. filed for Chapter 11 bankruptcy protection. We, along with other lenders, moved for appointment of a trustee, who was appointed recently. We are seeking recovery by all means possible, including legal action and insurance claims.

  IWF's FTE increased to 17 FTE at June 30, 2000 as compared to 16 FTE at June 30, 1999.

Loan Participation and Investment Group

  LPIG's net revenues were ($13.0) million for the quarter and ($21.3) million for the six months ended June 30, 2000 as compared to $889,000 and $3.9 million for the same periods last year, respectively. LPIG's net loss was $8.0 million for the quarter and $13.2 million for the six months ended June 30, 2000 as compared to net income of $41,000 and $1.9 million for the same periods last year, respectively.

  The decrease in LPIG's net revenues and increase in net loss for the quarter ended June 30, 2000 was primarily associated with an increased provision for loan losses. The decrease in LPIG's net revenues and net income for the six months ended June 30, 2000 was primarily associated with the increased provision for loan losses, partially offset by an increase in net interest income. Net revenues include a provision for loan losses of $14.6 million for the quarter and $23.8 million for the six months ended June 30, 2000 as compared to $2.2
million and $2.2 million for the same periods last year, respectively.   See
"Consolidated Results of Operations - Provision for Loan and Lease Losses."

  LPIG's average loans outstanding decreased for the quarter and six months ended June 30, 2000 to $191.4 million and $205.2 million as compared to $239.6 million and $234.6 million for the same periods last year, respectively.

  As a result of the decrease in LPIG's average loans outstanding and increase in non-accrual loans, LPIG's net interest income decreased $924,000 to $1.5 million during the quarter ended June 30, 2000 from $2.4 million for the same period last year. Net interest income decreased to $3.0 million during the six months ended June 30, 2000 from $4.3 million for the same period last year. The yield on LPIG's loans for the quarter ended June 30, 2000 decreased to 7.55% as compared to 7.79% for the same period last year. The yield on LPIG's loans for the six months ended June 30, 2000 decreased to 7.61% as compared to 7.82% for the same period last year. The decrease in both periods primarily resulted from an increase in non-accrual loans and decreased loan fees.

  LPIG earned other income totaling $56,000 during the quarter ended June 30, 2000 as compared to $698,000 for the same period last year. LPIG incurred a net other loss totaling $495,000 during the six months ended June 30, 2000 as compared to other income of $1.8 million for the same period last year. The decrease in other income for both periods was the result of increased mark-to-market losses on nationally syndicated bank loans funded through total return swaps and reduced fee income.

  LPIG's total expenses were $326,000 for the quarter ended June 30, 2000 as compared to $354,000 for the same period last year. LPIG's total expenses were $706,000 for the six months ended June 30, 2000 as compared to $680,000 for the same period last year. Total expenses increased for the six months ended June 30, 2000 as compared to the same period last year primarily due to increased occupancy and professional services expenses.

  Fundings of existing commitments at LPIG were $22.3 million for the quarter ended June 30, 2000 as compared to $50.1 million for the same period last year. For the six months ended June 30, 2000, LPIG's fundings of existing commitments were $54.6 million as compared to $99.4 million for the same period last year.

  LPIG's non-accrual loans were $18.8 million at June 30, 2000. There were no non-accrual LPIG loans at December 31, 1999. At June 30, 2000, no LPIG loans were 90 days delinquent and accruing interest. LPIG incurred $14.1 million of net charge-offs for the quarter ended June 30, 2000 as compared to none for the same period last year. For the six months ended June 30, 2000, net charge-offs were $14.4 million as compared to none during the same period last year. The increase in LPIG's non-accrual loans and net charge-offs was attributable to an increase in non-performing syndicated bank debt participations. See "Consolidated Results of Operations - Provision for Loan and Lease Losses."

  We are not originating any new commitments for LPIG at this time since we believe that the capital that is currently being deployed at SPB to support LPIG's business could be more profitably used in CBC's, LHO's, IWF's, and IPL's businesses. As such, we anticipate that the current outstanding balance of LPIG's loans will decrease over time as this portfolio runs-off.

  LPIG's FTE was unchanged with 4 FTE at June 30, 2000 and June 30, 1999.

The Lewis Horwitz Organization

  LHO was acquired by our company in October of 1999 and did not have any comparable net revenues, net income, or expenses for prior periods. LHO's net revenues were $574,000 for the quarter and $1.5 million for the six months ended June 30, 2000. LHO's net loss was $277,000 for the quarter and $348,000 for the six months ended June 30, 2000. Net revenues include a provision for loan losses of $655,000 for the quarter and $871,000 for the six months ended June 30, 2000.

  LHO's net interest income was $1.2 million for the quarter and $2.3 million for the six months ended June 30, 2000. LHO's average loans outstanding and average yields for the quarter ended June 30, 2000 were $60.1 million and 12.03%. LHO's average loans outstanding and average yields for the six months ended June 30, 2000 were $39.3 million and 12.62%.

  LHO's total expenses were $1.0 million for the quarter and $2.1 million for the six months ended June 30, 2000.

  Fundings of commitments at LHO were $37.3 million for the quarter and $48.0 million for the six months ended June 30, 2000.

  At June 30, 2000, LHO's non-accrual loans were $10.3 million as compared to $8.2 million at December 31, 1999. LHO has not incurred any charge-offs of non-accrual loans since the acquisition in October of 1999. Non-performing loans at LHO are supported by the existing and estimated value of all future distribution rights of the film or television production, and are carried at their estimated realizable values. All of LHO's non-accrual loans were acquired from Imperial Bank under the terms of the LHO purchase agreement.

  LHO had 16 FTE at June 30, 2000.

Imperial Business Credit

  During the second quarter of 2000, we decided to cease originations of all small ticket leases by IBC. During April 2000, we sold or closed IBC's remaining origination offices. Going forward, IBC's operations will primarily consist of servicing its remaining small ticket leases and the middle market leases originated and funded by the deposits of SPB.

  IBC's net revenues were $1.3 million for the quarter and $3.9 million for the six months ended June 30, 2000 as compared to $3.1 million and $3.8 million for the same periods last year, respectively. IBC incurred a net loss of $484,000 for the quarter and a net loss of $499,000 for the six months ended June 30, 2000 as compared to net income of $434,000 and a net loss of $904,000 for the same periods last year, respectively. IBC's net revenues decreased and net loss increased for the quarter ended June 30, 2000 as compared to same periods last year primarily due to reduced gain on sale revenues as a result of the cessation of small ticket lease originations, and ongoing mark-to-market losses on IBC's retained interest in lease securitizations. IBC's net revenues were relatively unchanged for the six months ended June 30, 2000 as compared to same period last year, while IBC's net loss decreased from the prior year due to reduced expenses as a result of the closure of IBC's lease origination offices.

  IBC originated $7.1 million and $31.0 million of leases for the quarter and six months ended June 30, 2000, as compared to $30.2 million and $60.1 million for the same periods last year, respectively. IBC securitized leases of $15.4 million and $43.6 million during the quarter and six months ended June 30, 2000, generating gain on sale revenue of $220,000 and $481,000, or 1.4% and 1.1% of the principal balance securitized, respectively. For the quarter and six months ended June 30, 1999, IBC securitized leases of $31.2 million and $66.7 million, generating gain on sale revenue of $1.1 million and $2.7 million, or 3.6% and 4.0% of the principal balance securitized.

  IBC's net interest income increased to $647,000 during the quarter ended June 30, 2000 as compared to $429,000 for the same period last year. IBC's net interest income increased to $1.2 million during the six months ended June 30, 2000 as compared to $798,000 for the same period last year. The increase in both periods was primarily due to a decrease in borrowings from ICII, partially offset by a decrease in the average outstanding balance of leases held for sale.

  IBC also earned other income, including primarily lease servicing fees from leases sold into its securitization facility and mark to market charges on its retained interest in lease securitizations of $690,000 for the quarter and $2.7 million for the six months ended June 30, 2000, as compared to $2.7 million and $3.0 million for the same periods last year, respectively.

  IBC's total expenses were $2.1 million for the quarter and $4.7 million for the six months ended June 30, 2000 as compared to $2.7 million and $5.4 million for the same periods last year, respectively. Total expenses decreased for the quarter and six months ended June 30, 2000 as compared to the same periods last year primarily due to reduced personnel expenses as a result of ceasing originations of all small ticket leases in the second quarter of 2000 and closing all of IBC's lease origination offices.

  At June 30, 2000, IBC's non-accruing leases were $49,000 as compared to $77,000 at December 31, 1999.

  IBC's FTE decreased to 52 FTE at June 30, 2000 compared to 98 FTE at June 30, 1999.

Income Property Lending Division

  IPL's net revenues were $3.5 million for the quarter and $6.4 million for the six months ended June 30, 2000 as compared to $2.2 million and $6.6 million for the same periods last year, respectively. Net income was $872,000 for the quarter and $1.4 million for the six months ended June 30, 2000 as compared to a net loss of $18,000 and net income of $1.3 million for the same periods last year, respectively. The increase in revenues and net income for the quarter ended June 30, 2000 as compared to the same period last year primarily resulted from increased net interest income and no loss on sale of loans. IPL's net revenues and net income were relatively unchanged for the six months ended June 30, 2000 as compared to the same period last year.

  IPL originated $61.6 million of loans for the quarter ended June 30, 2000 as compared to $56.1 million of loans for the same period last year. During the quarter ended June 30, 2000, IPL sold $2.1 million of its loans, generating a gain on sale of zero. IPL sold $59.8 million of its loans for the quarter ended June 30, 1999, generating a gain on sale of $1.3 million, or 2.1% of the principal balance of loans sold. IPL originated $127.5 million of loans for the six months ended June 30, 2000 as compared to $151.5 million of loans for the same period last year. IPL sold $36.9 million and $153.0 million of its loans during the six months ended June 30, 2000 and 1999, generating a gain on sale of $271,000 or .07% and $3.8 million or 2.0% of the principal balance of loans sold, respectively.

  Gain on sale of loan revenues as a percentage IPL's loans sold decreased for the six months ended June 30, 2000 as compared to the same periods last year due to decreased interest margins and a decrease in demand for small balance income property loans in the secondary market. The volume of loans sold in both periods decreased as a result of our strategy to retain for portfolio a higher level of multifamily real estate loans originated by IPL.

  IPL's net interest income was $3.2 million for the quarter and $5.7 million for the six months ended June 30, 2000, as compared to $2.2 million and $4.6 million for the same periods last year, respectively. The increase in both periods was primarily the result of an increased average balance of outstanding loans. IPL's average outstanding loan balance for the quarter and six months ended June 30, 2000, increased to $341.2 million and $314.9 million as compared to $203.0 million and $189.7 million for the same periods last year, respectively. The increase in both periods was primarily the result of our strategy to retain for portfolio a higher level of multifamily real estate loans originated by IPL. The increase in IPL's loan yields to 9.50% and 9.41% for the quarter and six months ended June 30, 2000 as compared to 8.80% and 8.75% for the same periods last year, respectively, was primarily due to an overall increase in LIBOR interest rates over the preceding twelve months.

  IPL earned total other revenues of $347,000 for the quarter and $773,000 for the six months ended June 30, 2000 as compared to $10,000 and $1.9 million for the same periods last year, respectively. The significant reduction in both periods was a result of decreased gain on sale of loans.

  IPL's total expenses were $2.1 million for the quarter and $4.1 million for the six months ended June 30, 2000 as compared to $2.1 million and $4.5 million for the same periods last year, respectively. Total expenses decreased for the six months ended June 30, 2000 as compared to the same period last year primarily due to lower personnel, telephone and other communications, and lower general and administrative expenses relating to our focus on increasing operating efficiencies, partially offset by higher professional fees.

  At June 30, 2000, IPL's non-accrual loans were $2.0 million or 0.5% of its outstanding loan portfolio, as compared to $237,000 or 0.09% of its outstanding loan portfolio at December 31, 1999.

  FTE decreased to 65 FTE at June 30, 2000 compared to 74 FTE at June 30, 1999.

Asset Management Activities ("AMA")

  AMA's net revenues were $847,000 for the quarter and $1.6 million for the six months ended June 30, 2000 as compared to $2.7 million and $5.5 million for the same periods last year, respectively. AMA's net income was $25,000 for the quarter and $40,000 for the six months ended June 30, 2000 as compared to $362,000 and $251,000 for the same periods last year, respectively. AMA's net revenues decreased primarily as a result of lower asset management fees due to the termination of the ICCMIC asset management agreement and decreased average outstanding other assets under management. The balance of assets under management decreased to $675.8 million at June 30, 2000 as compared to $1.3 billion at June 30, 1999. The decrease was primarily due to our acquisition of ICCMIC in the first quarter of 2000. At June 30, 2000, there were no ICCMIC assets under management as compared to $700.0 million at June 30, 1999. (See Footnote 10 - "Imperial Credit Commercial Mortgage Investment Corp. Transaction"). At June 30, 2000, our assets under management were $487.0 million at Pacifica Partners I L.P. ("Pacifica") and $188.9 million at the Cambria Investment Partnership I, L.P. ("Cambria"). At June 30, 1999, our assets under management were $459.0 million at Pacifica and $114.7 million at Cambria.

  Total expenses from AMA activities were $804,000 for the quarter and $1.6 million for the six months ended June 30, 2000 as compared to $2.1 million and $5.0 million for the same periods last year, respectively. The decrease in total expenses was primarily due to a decrease in personnel expenses at Imperial Credit Commercial Asset Management Corp. ("ICCAMC"), our wholly owned subsidiary, related to the termination of the ICCMIC asset management agreement. Employees and the related personnel expenses at ICCAMC were transferred to ICCMIC to manage the REIT operations once the asset management agreement was terminated.

  Total AMA FTE decreased to 6 FTE at June 30, 2000 compared to 28 FTE at June 30, 1999.

Imperial Capital Group

  ICG's net revenues increased to $7.1 million for the quarter and $14.6 million for the six months ended June 30, 2000 as compared to $5.5 million $11.6 million for the same periods last year, respectively. ICG's pre tax income increased to $1.4 million for the quarter and $2.4 million for the six months ended June 30, 2000 as compared to a pre tax loss of $600,000 and a pre tax loss of $261,000 for the same periods last year, respectively.

  ICG's net revenue primarily consists of investment banking and brokerage fees. The increase in net revenue and pre-tax income for the quarter and six months ended June 30, 2000 primarily resulted from increased fees received for successful corporate finance transactions completed by ICG through private placements and a lower level of negative mark-to-market adjustments on trading securities. For the six months ended June 30, 2000, ICG raised $184.5 million of total debt and equity proceeds for their customers as compared to $0 for the six months ended June 30, 1999.

  ICG's total expenses were $5.7 million for the quarter and $12.2 million for the six months ended June 30, 2000 as compared to $6.1 million and $11.9 million for the same periods last year, respectively. Total expenses decreased for the quarter ended June 30, 2000 as compared to the same period last year primarily due to lower personnel, commission, telephone and other communications, and general and administrative expenses resulting from our focus on increasing operating efficiencies. Total expenses increased for the six months ended June 30, 2000 primarily due to increased commission expense on corporate finance transactions.

  ICG's FTE decreased to 80 FTE at June 30, 2000 compared to 84 FTE at June 30, 1999.

Other Core Operations ("OCO")

  OCO provides support to our subsidiaries through executive management oversight and advice, accounting, audit, operations, legal services, merger and acquisitions advice, human resources administration, insurance programs, office services, premises administration, and management information systems support. OCO also includes but is not limited to interest and dividend income from parent company loans, interest expense on our long-term debt, mark-to-market charges on the securities we invested in at our holding company, and extraordinary items.

  The net revenues of OCO were $7.8 million for the quarter and $3.6 million for the six months ended June 30, 2000, as compared to ($3.4) million and ($3.5) million for the same periods last year, respectively. The net income of OCO was $5.3 million for the quarter and $2.4 million for the six months ended June 30, 2000, as compared to a net loss of $3.2 million and $4.9 million for the same periods last year, respectively. Net income for the quarter ended June 30, 2000 includes a $1.1 million extraordinary gain from the early extinguishment of debt. Net revenues include a $1.0 million provision for loan losses for the quarter and six months ended June 30, 2000.

  OCO incurred net interest expense of $2.8 million for the quarter and $5.9 million for the six months ended June 30, 2000, as compared to $3.6 million and $5.8 million for the same periods last year, respectively. The net interest expense is primarily the result of OCO's outstanding long term debt which decreased to $225.3 million at June 30, 2000 as compared to $319.9 million at June 30, 1999.

  The other income of OCO was $11.6 million for the quarter and $10.5 million for the six months ended June 30, 2000, as compared to $207,000 and $2.3 million for the same periods last year, respectively. Other income increased in both periods primarily as a result of the sale of our minority interest in the Auction Finance Group ("AFG"), a majority owner of the Canadian Auto Auction Group ("CAAG"). The sale resulted in gross pre-tax cash proceeds to ICII of approximately $23.3 million, and a pre-tax gain on sale of securities totaling $12.4 million, which is included in OCO's other income.

  Total expenses of OCO were $2.3 million for the quarter and $4.0 million for the six months ended June 30, 2000 as compared to $2.8 million and $5.3 million for the same periods last year, respectively. Total expenses decreased for the quarter and six months ended June 30, 2000 as compared to the same periods last year primarily due to lower personnel, telephone and other communications, and lower general and administrative expenses relating to our focus on increasing operating efficiencies.

  OCO's FTE decreased to 49 FTE at June 30, 2000 as compared to 56 FTE at June 30, 1999.

NON-CORE BUSINESS LINES

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

Equity Interests

  For the quarter ended June 30, 1999, Equity Interests primarily included our portion of the net income or loss of FMC. During the fourth quarter of 1999 we sold our investment in FMC. For the quarter ended June 30, 2000, Equity Interests generated net revenues of $79,000 as compared to a loss of $1.2 million for the same period last year. Equity Interests reported net income of $6,000 for the quarter ended June 30, 2000 as compared to a net loss of $945,000 for the same period last year. For the six months ended June 30, 2000, Equity Interests generated net revenues of $256,000 as compared to $1.2 million for the same period last year. Equity Interests reported net income of $82,000 for the six months ended June 30, 2000 as compared to a net income of $570,000 for the same period last year.

Exited Businesses

  Net revenues of the Exited Businesses were ($728,000) for the quarter and $2.8 million for the six months ended June 30, 2000, as compared to ($22.8) million and ($13.4) million in the same periods last year, respectively. The net loss of the Exited Businesses was $1.6 million for the quarter and $6.5 million for the six months ended June 30, 2000, as compared to net losses of $18.5 million and $18.0 million in the same periods last year, respectively. The increase in revenues and the decrease in net loss was primarily the result of significantly reduced mark-to-market charges, and the acquisition of ICCMIC on March 28, 2000.

  Total expenses of the Exited Businesses were $1.8 million for the quarter and $4.1 million for the six months ended June 30, 2000, as compared to $8.2 million and $16.8 million in the same periods last year, respectively. The decrease in both periods was primarily due to the closure of non-core businesses.

  The following table reflects the ending outstanding balances of the loans from our Exited Businesses:

                                                                 Loans and Leases
                                                              Outstanding at June 30,
                                                              ----------------------
                                                                  (In thousands)
              Exited Business Line                            2000             1999
              --------------------                          --------         --------
Auto Lending Division of SPB                                $  3,789         $ 39,522
Consumer Lending Division of SPB                               7,560           18,840
Alternative Residential Mortgage Division of SPB               6,185           11,747
Other exited loan portfolios                                 101,544          140,374
                                                            --------         --------
Total loans and leases from exited businesses               $119,078         $210,483
                                                            ========         ========

  The above table does not include net outstanding loans from the discontinued operations of AMN which were $2.9 million and $9.5 million at June 30, 2000 and 1999, respectively.

  For the quarter ended June 30, 1999, we sold $5.0 million of single-family loans and $3.4 million of auto loans generating a net loss on sale of $154,000. For the six months ended June 30, 2000, we sold $7.5 million of consumer loans generating a net gain of $272,000. For the six months ended June 30, 1999, we sold $28.4 million of single-family loans and $14.4 million of auto loans generating a net loss on sale of $1.1 million.

  At June 30, 2000, the outstanding balance of SPB's sub-prime auto loan portfolio was $3.8 million as compared to $39.5 million at June 30, 1999. There were no write-downs of SPB's auto loan portfolio for the quarter ended June 30, 2000 as compared to $21.7 million for the quarter ended June 30, 1999.

  FTE from our Exited Businesses decreased to 6 FTE at June 30, 2000 as compared to 21 FTE at June 30, 1999.

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

  At June 30, 2000 and December 31, 1999, SPB had total deposits of approximately $1.8 billion and $1.6 billion, respectively. SPB solicits both individual and institutional depositors for new accounts through print advertisements and computerized referral networks. SPB currently maintains two deposit gathering facilities in Southern California. At these facilities, tellers provide banking services to customers such as accepting deposits and making withdrawals. Generally, SPB's certificates of deposit are offered for terms of one to 12 months. The average rate on SPB's deposits was 6.16% during the quarter ended June 30, 2000 as compared to 5.41% during the same period last year.

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

  As an additional source of funds, SPB was approved in 1991 to become a member of the Federal Home Loan Bank of San Francisco. Currently, SPB is approved for borrowings from the Federal Home Loan Bank pursuant to a secured line of credit that is automatically adjusted subject to applicable regulations and available pledged collateral. At June 30, 2000, there were $30.0 million of outstanding FHLB advances to SPB.

Securitization Transactions and Loan Sales

  During the quarter ended June 30, 2000, we sold $2.1 million of income property loans and securitized $15.4 million of equipment leases, generating gains of $0 and $220,000, respectively. During the quarter ended June 30, 1999, we sold $59.8 million of income property loans, $3.3 million of loan participations, and securitized $30.3 million of equipment leases generating gains (losses) of $1.3 million, ($19,000) and $1.3 million, respectively.

  During the six months ended June 30, 2000, we sold $36.9 million of income property loans, $51.4 million of loan participations, $7.5 million of consumer loans and securitized $43.6 million of equipment leases, generating gains (losses) of $271,000, ($458,000), ($400,000) and $481,000, respectively. During the six months ended June 30, 1999, we sold $153.0 million of income property loans, $21.8 million of loan participations, and securitized $60.5 million of equipment leases generating gains (losses) of $3.1 million, ($154,000) and $2.2 million, respectively.

ASSET QUALITY

Allowance for Loan and Lease Losses

  At June 30, 2000, the allowance for loan and lease losses was $50.1 million as compared to $31.8 million at December 31, 1999. The ratio of the allowance for loan and lease losses to total loans held for investment increased to 3.65% at June 30, 2000 as compared to 2.50% at December 31, 1999 and 2.48% at June 30, 1999. The ratio of the allowance for loan and lease losses to non-accrual loans and leases ("coverage ratio") increased to 49.61% at June 30, 2000 as compared to 48.35% at June 30, 1999. Excluding the non-accrual loans acquired in connection with the LHO acquisition, the coverage ratio increased to 55.21% at June 30, 2000.

  For the six months ended June 30, 2000, the provision for loan and lease losses was $87.2 million as compared to $24.5 million for the same period last year. The increase was a result of higher levels of net charge-offs and an increase in non-accrual loans.

  See "Consolidated Results of Operations - Provision for Loan and Lease
Losses."

  Activity in our allowance for loan and lease losses was as follows:

                                                                                       For the six months ended June 30,
                                                                                              2000              1999
                                                                                              ----              ----
                                                                                              (Dollars in thousands)
       Beginning balance as of January 1, 2000 and 1999..............................     $ 31,841          $ 24,880
       Provision for loan and lease losses...........................................       87,175            24,455
       Business acquisition..........................................................          639                --
                                                                                          --------          --------
                                                                                           119,655            49,335
                                                                                          --------          --------
       Loans and Leases charged off--Core Business Lines:
       Multifamily and commercial real estate........................................          (32)               --
       Asset based loans.............................................................      (46,449)          (13,862)
       Mortgage warehouse lines......................................................       (6,514)             (715)
       Loan Participations...........................................................      (14,377)               --
       Leases........................................................................         (265)           (1,238)
       Commercial and industrial loans...............................................          (27)             (150)
       Autolend......................................................................         (902)             (184)
                                                                                          --------          --------
                                                                                           (68,566)          (16,149)
                                                                                          --------          --------
       Loans charged off--Non-Core Business Lines:
       Single family residential.....................................................       (1,811)           (1,915)
       Consumer loans................................................................         (359)             (372)
       Franchise loans...............................................................          (94)               --
       Auto loans....................................................................           --              (328)
                                                                                          --------          --------
                                                                                            (2,264)           (2,615)
                                                                                          --------          --------
       Total Charge-offs.............................................................      (70,830)          (18,764)
                                                                                          --------          --------

       Recoveries on loans and leases previously charged off --Core Business Lines:
       Asset based loans.............................................................           --               163
       Leases........................................................................          211               541
                                                                                          --------          --------
                                                                                               211               704
                                                                                          --------          --------
       Net charge-offs--Core Business Lines..........................................      (68,355)          (15,445)
                                                                                          --------          --------

       Recoveries on loans previously charged off --Non-Core Business Lines:
       Single family residential.....................................................          115                 3
       Consumer......................................................................           68                26
       Franchise loans...............................................................           34                --
       Auto loans....................................................................          889                43
                                                                                          --------          --------
                                                                                             1,106                72
                                                                                          --------          --------
       Total recoveries..............................................................        1,317               776
                                                                                          --------          --------
       Net charge-offs--Non-core business lines......................................       (1,158)           (2,543)
                                                                                          --------          --------
       Total net-charge-offs.........................................................      (69,513)          (17,988)
                                                                                          --------          --------

       Balance as of June 30, 2000 and 1999..........................................       50,142            31,347
       Allowance for loan losses at AMN as of June 30, 2000 and 1999.................           13               105
                                                                                          --------          --------
       Total allowance for loan and lease losses.....................................     $ 50,155          $ 31,452
                                                                                          ========          ========
       Total allowance for loan and lease losses to non accrual loans and leases.....        49.61%            48.35%

Non-Performing Assets ("NPA") and Non-Accrual Loans and Leases

  Our NPA's consist of non-accruing loans, OREO and repossessed property. NPA's and non-accrual loans increased to $105.5 million and $101.1 million at June 30, 2000 as compared to $64.4 million and $59.4 million at December 31, 1999, respectively. The increase in NPA's was primarily related to the CBC, LPIG and IWF loan portfolios partially offset by a decrease in non-core non-accrual loans.

  Total NPA's as a percentage of loans, OREO and repossessed assets were 5.94% at June 30, 2000, as compared to 4.08% at December 31, 1999. The increase in NPA's and total NPA's as a percentage of loans, OREO and repossessed assets from December 31, 1999 to June 30, 2000 was primarily attributable to increases in non-accrual loans at CBC, LPIG and IWF. The non-performing loans at LPIG are senior secured facilities. In general, accounts receivable, inventory, fixed assets, real estate, and intangibles collateralize the non-performing loans at CBC. The non-performing loans at IWF are generally collateralized by residential mortgage loans.

  The following table sets forth the amount of non-performing assets attributable to our core lending activities and our Exited Businesses.

                                                          June 30, 2000             December 31, 1999
                                                    --------------------------  --------------------------
                                                     Core Lending     Exited     Core Lending     Exited
                                                      Activities    Businesses    Activities    Businesses
                                                     -----------    ----------    ----------    ----------
                                                                     (Dollars in thousands)
Non-accrual loans:
IPL................................................   $    1,964   $       --     $      237     $     --
IWF................................................       13,700           --          7,757           --
CBC................................................       40,340           --         22,173           --
IBC................................................           49           --             77           --
Film and television production loans...............       10,258           --          8,161           --
LPIG...............................................       18,755           --             --           --
One to four family.................................           --       14,154             --       16,926
Consumer loans.....................................           --          355             --          633
Auto loans.........................................           --          451             --        1,803
Other commercial...................................           --        1,071            656          996
                                                      ----------     --------     ----------     --------
Total non-accrual loans............................       85,066       16,031         39,061       20,358
                                                      ----------     --------     ----------     --------
OREO:
IPL................................................           --           --            222           --
IWF................................................        1,331           --             --           --
One to four family.................................           --        1,485             --        3,220
Other commercial...................................           --        1,216             --          771
                                                      ----------     --------     ----------     --------
Total OREO.........................................        1,331        2,701            222        3,991
                                                      ----------     --------     ----------     --------
Repossessed property:
IBC................................................          307           --            643           --
Auto Lending.......................................           --           72             --          127
                                                      ----------     --------     ----------     --------
Total repossessed property.........................          307           72            643          127
                                                      ----------     --------     ----------     --------
Total NPA's........................................   $   86,704     $ 18,804     $   39,926     $ 24,476
                                                      ==========     ========     ==========     ========
Total loans, OREO and repossessed property.........   $1,653,191     $121,851     $1,431,996     $148,033
Total NPA's as a percentage of loans, OREO
   and repossessed property........................         5.24%       15.43%          2.79%       16.53%

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

  Loans deemed by us to be uncollectible are charged to the allowance for loan and lease losses. Recoveries on loans and leases previously charged off are credited to the allowance. Provisions for loan and lease losses are charged to expense and credited to the allowance in amounts deemed appropriate by us based upon our evaluation of the known and inherent risks in the loan portfolio. Based on current trends in non-performing assets, higher levels of provision for loan and lease losses and the related allowance for loan and lease losses may be necessary in future periods. See "Consolidated Results of Operations - Provision for Loan and Lease Losses."

Loans and leases held for investment consisted of the following at June 30, 2000 and December 31, 1999:

                                                                    June 30, 2000        December 31, 1999
                                                                    -------------        -----------------
                                                                           (Dollars in thousands)
        Loans secured by real estate:
           One-to-four family.................................       $    86,260           $     93,914
           Multi-family.......................................            49,816                 35,249
           Commercial.........................................            52,680                 14,022
                                                                     -----------           ------------
                                                                         188,756                143,185
           Leases.............................................               746                  1,125
           Consumer and auto loans............................             5,113                  7,072
           Franchise loans....................................            14,072                 18,277
           Asset based loans..................................           844,685                748,122
           Loan participations................................           172,860                216,961
           Mortgage warehouse lines...........................            52,058                 78,068
           Film and television production loans...............            86,075                 23,985
           Commercial loans...................................            14,277                 48,853
                                                                     -----------           ------------
               Total..........................................         1,378,642              1,285,648
           Loans in process...................................               903                 (5,472)
           Unamortized premium................................             1,245                  1,389
           Deferred loan fees.................................            (8,804)                (8,492)
                                                                     -----------           ------------
               Total net loans and leases.....................         1,371,986              1,273,073
           Allowance for loan and lease losses................           (50,142)               (31,841)
                                                                     -----------           ------------
               Total.........................................        $ 1,321,844           $  1,241,232
                                                                     ===========           ============

      Allowance for loan and lease losses
           to net loans and leases...........................               3.65%                  2.50%

     Our loans held for investment are primarily comprised of asset based loans to middle market companies mainly in California, participations in commercial loan syndications, first and second lien mortgages secured by income producing and residential real property in California, and mortgage warehouse lines secured by newly originated residential mortgage loans.

RECENT DEVELOPMENT

Additional Repurchases of Common Stock

     Subsequent to June 30, 2000 and as of July 31, 2000, we repurchased 225,300 shares of our common stock at an average cost of $4.30 per common share.

REGULATORY MATTERS

SPB's Capital Ratios

     The following table presents SPB's actual capital ratios and the corresponding minimum adequate and well capitalized capital ratio requirements under the (i) FDIC Risk-based Capital and Tier 1 Capital regulations and (ii) the FDIC Leverage ratio regulation as of June 30, 2000.

                                                                        Minimum "Adequate"        Minimum "Well -Capitalized"
                                                      Actual                 Requirement                 Requirement
                                                      ------                 -----------                 -----------
                                               Amount       Ratio        Amount       Ratio            Amount      Ratio
                                               ------       -----        ------       -----            ------      -----
                                                                      (Dollars in thousands)
Risk-based Capital........................   $202,127        9.31%      $173,779      8.00%          $217,223      10.00%
Risk-based Tier 1 Capital.................    129,769        5.97         86,889      4.00            130,334       6.00
FDIC Leverage Ratio.......................    129,769        6.51         79,794      4.00             99,742       5.00

      On August 18, 2000, SPB's parent company contributed $14.0 million of Tier II capital to SPB, which, in addition to earnings at SPB subsequent to June 30, 2000, restored SPB's capital to amounts above the "well-capitalized" minimums of 6% and 10%, respectively, as defined by banking regulations.

LIQUIDITY AND CAPITAL RESOURCES

     We generate liquidity at our holding company from a variety of sources, including interest income from loans and investments, income tax payments received from our subsidiaries, dividends from subsidiary earnings, and sales of non-core assets and investments. An industrial bank such as SPB may declare dividends only in accordance with California Industrial Banking Law and FDIC regulations, which impose legal limitations on the payment of dividends. Our holding company's primary cash requirements include income tax payments and interest payments on outstanding debt obligations. We also use available cash to make loans to our operating companies and investments in subsidiaries and asset management vehicles. At June 30, 2000 we held $26.7 million of cash and interest bearing deposits at our holding company as compared to $46.2 million of cash and interest bearing deposits at December 31, 1999. The decrease in cash since December 31, 1999 was primarily attributed to debt repurchase, common stock repurchase and interest payments on long term debt.

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

     SPB obtains the liquidity necessary to fund its investing activities through deposits and, if necessary, through borrowings under lines of credit and from the FHLB. At June 30, 2000 and December 31, 1999, SPB had maximum FHLB borrowings available equal to $63.1 million and $35.7 million, respectively. These borrowings must be fully collateralized by qualifying mortgage loans and may be in the form of overnight funds or term borrowings at SPB's option.

     There were $30.0 million of outstanding FHLB advances at June 30, 2000. The FHLB advances are secured by certain real estate loans with a carrying value of $101.8 million at June 30, 2000. There were no FHLB advances outstanding at December 31, 1999.

     For the six months ended June 30, 2000, SPB's deposit portfolio, which consists primarily of certificates of deposit, increased $211.7 million to $1.8 billion from $1.6 billion at December 31, 1999.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

     Our company is a defendant in a consolidated federal securities class action, In re Southern Pacific Funding Corporation Securities Litigation, Lead Case No. CV98-1239-MA, in the U.S. District Court for the District of Oregon. This action was initially filed in October 1998. Plaintiffs allege that SPFC failed to properly mark down the value of its residual interests, failed to properly reflect increased levels of prepayments and actual prepayment and default rates on its loans and made false and misleading public statements concerning its financial condition. Plaintiffs alleged claims against our company and two of our directors (and others) under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. Following a number of motions to dismiss, defendants answered and alleged affirmative defenses to the second consolidated complaint on June 22, 1999. On July 21, 1999, the Court certified a class of persons who purchased the securities of SPFC during the period October 7, 1997 through October 1, 1998. On December 8, 1999, the Court set a pretrial conference for October 31, 2000 and trial for November 6, 2000. On January 13, 2000, defendants answered the Fourth Amended Complaint and asserted a number of affirmative defenses. On July 24, 2000, we filed motions for summary judgment as to all claims. On July 31, 2000, all parties in the case (other than our company) reached a tentative settlement of the action. That settlement, which does not require payment of any consideration by our company, is subject to court approval. The claims remaining against our company are under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Section 15 of the Securities Act of 1933.

     Our company and three of our directors are defendants in a consolidated federal securities class action, In re Imperial Credit Industries, Inc. Securities Litigation. Case No. 98-8842 SVW, in the District Court for the Central District of California. This action, purportedly filed on behalf of a class of persons who purchased our company's securities during the period January 29, 1998 through October 1, 1998, was originally filed in November 1998. Plaintiffs allege that defendants made false and misleading statements and omitted to reveal the truth concerning the value of Imperial Credit Industries, Inc.'s investments in SPFC, resulting in an artificial inflation of the price of our securities. On defendants' motions, the Court dismissed, with leave to amend, plaintiffs' original complaint and their consolidated amended class action complaint. On February 22, 2000, the Court denied defendants' motion to dismiss plaintiffs' second amended consolidated class action complaint. On March 9, 2000, defendants answered the second amended consolidated class action complaint and asserted a number of affirmative defenses. On March 21, 2000, plaintiffs moved for class certification. On August 7, 2000, the Court granted plaintiffs' motion for class certification. The Court has set the pretrial conference for April 30, 2001 and trial for May 8, 2001.

     We are a defendant in Steadfast Insurance Company v. Auto Marketing Network Inc. and Imperial Credit Industries, Inc., filed on August 12, 1997 in the Northern District of Illinois, Case No. 97-C-5696. The plaintiff is seeking damages in the amount of $27 million allegedly resulting from the fraudulent inducement to enter into, and the subsequent breach of, a motor vehicle collateral enhancement insurance policy. In May 1998, we filed a counterclaim against the plaintiff for $54 million in damages based on the allegation that the underlying claim was filed in bad faith. In January 1999, the Court entered a preliminary injunction which enjoined us from transferring assets of Auto Marketing Network, Inc., in amounts that would cause the total assets of Auto Marketing Network to be less than $20 million in value. The injunction has since been removed and the parties are presently engaged in pretrial discovery. We moved to dismiss ICII from the lawsuit and, on April 17, 2000, the Court granted ICII's motion in part and found that ICII is not liable for any of Steadfast's losses arising from payments to Auto Marketing Network for defaulted loans. The Court has pending a motion for partial summary judgment, filed by the plaintiff.

     ICCMIC and its former directors are defendants in a putative class action lawsuit filed on July 22, 1999 by Riviera-Enid, a Florida limited partnership, in Los Angeles Superior Court, Case No. BC213902. The complaint alleges that the proposed merger between a subsidiary of ours and ICCMIC constitutes a breach of fiduciary duty by the defendants in that, allegedly, the merger price is unfair to stockholders, the merger price is less than the liquidation value of ICCMIC's assets and the termination fee for the management contract is excessive.

     The complaint also alleges that certain of the directors have conflicts of interest because of their affiliation with us and that the merger will benefit us at the expense of ICCMIC's other stockholders. The complaint seeks certification of a class of all stockholders of ICCMIC whose stock will be acquired in connection with the merger and seeks injunctive relief that would, if granted, prevent the completion of the proposed merger. The complaint also seeks damages in an unspecified amount and other relief. On October 8, 1999, we filed a demurrer to plaintiff's complaint, which was set to be heard by the Court on November 22, 1999. On November 1, 1999, plaintiff served an amended class action complaint alleging the same claims but adding details from ICCMIC's preliminary proxy statement filed with the SEC. All defendants filed demurrers to the amended complaint, and on February 4, 2000, the Court granted ICII's demurrer and dismissed the action against ICII with prejudice and without leave to amend. The Court also dismissed the action against the individual ICII defendants with prejudice and without leave to amend with respect to their capacities as directors of ICII (although not as to their capacities as directors of ICCMIC). On February 14, 2000, the individual defendants answered the first amended complaint and asserted a number of affirmative defenses. On March 28, 2000, the merger closed without plaintiffs either seeking or obtaining injunctive relief against the merger. The Court has not certified a class, nor has plaintiff filed a motion for class certification. On July 21, 2000, ICCMIC and other defendants moved for summary judgment. That motion is set for hearing on September 13, 2000.

     ICCMIC and three of its directors, one of whom is a director and one a former director of ICII, are defendants in a putative class action lawsuit filed on March 17, 2000, by John Huston in the United States District Court for the Central District of California, Case No. CV00-02751 ABC. The complaint alleges that ICCMIC's prospectus issued in connection with its initial public offering in October 1997 contained material omissions and misrepresentations concerning
(1) the expenses to be incurred by ICCMIC, (2) ICCMIC's ability to reduce the base management fee paid to ICCMIC's management company, (3) the management agreement termination fee payable to ICCMIC's management company in the event that ICCMIC terminated the management agreement, and (4) certain conflicts of interest. The complaint alleges a claim under Section 11 of the Securities Act of 1933 and seeks the certification of a class of shareholders of ICCMIC who purchased shares of ICCMIC at any time between October 22, 1997 and October 21, 1999. On April 4, 2000, defendants moved to dismiss the complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. On June 9, 2000, the Court issued an order denying defendants' motion to dismiss. On June 23, 2000, defendants answered the complaint and asserted a number of affirmative defenses. On July 31, 2000, plaintiff moved for class certification. Pursuant to a stipulation between the parties, the motion for class certification is set for hearing on September 11, 2000.

     We believe that the material allegations of the above complaints are without merit and intend to vigorously defend all of the above lawsuits.

Item 2.  Changes in Securities
         ---------------------
         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The 2000 Annual Meeting of Shareholders was held on June 28, 2000.

PROPOSAL 1.         Election of Board of Directors to serve for the ensuing year
                                      FOR          WITHHELD
                                      ---          --------
H.Wayne Snavely                    29,628,583       116,767
Brad S. Plantiko                   29,628,583       116,767
Stephen J. Shugerman               29,628,583       116,767
Perry Lerner                       29,628,583       116,767
Robert Muehlenbeck                 29,628,583       116,767
James P. Staes                     29,628,583       116,767


PROPOSAL 2.  To consider and act upon a proposal to ratify the appointment of
             KPMG LLP as our independent accountants for the year ending December 31, 2000.

      FOR            AGAINST          ABSTAIN
      ---            -------          -------
  29,595,647         145,230           4,473

Item 5.  Other Information
         -----------------
         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         The registrant filed the following report on Form 8-K dated April 13, 2000:
         On March 28, 2000, we announced the consummation of our acquisition of Imperial Credit Commercial Mortgage Investment Corp.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Imperial Credit Industries, Inc.

Date:  August  18, 2000            By:  /s/ Brad S. Plantiko
       ----------------                 --------------------------
                                        Brad S. Plantiko
                                        Executive Vice President - Chief Financial Officer