Form 10-Q
period 2000-09-30
IMPERIAL CREDIT INDUSTRIES INC
filed 2000-11-14
CIK 883811

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000
               -------------------------------------------------

                        Commission File number: 0-19861

                       IMPERIAL CREDIT INDUSTRIES, INC.

          CALIFORNIA                                           95-4054791
     --------------------                           ----------------------------
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

                                Yes  X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

                Class                   Shares Outstanding at October 31, 2000
                -------                 --------------------------------------
      Common Stock, no par value                       32,096,361

================================================================================

                       IMPERIAL CREDIT INDUSTRIES, INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS
                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

Item 1.      Financial Statements                                                                                       Page
             --------------------                                                                                       ----
             Consolidated Balance Sheets - September 30, 2000 and December 31, 1999.............................           2
             Consolidated Statements of Operations and Comprehensive Income (Loss) - Quarter
                 and Nine Months Ended September 30, 2000 and 1999..............................................           3
             Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2000 and 1999..............           4
             Consolidated Statement of Changes in Shareholders' Equity-Nine Months Ended September 30, 2000.....           5
             Notes to Consolidated Financial Statements.........................................................           6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations..............          20
             -------------------------------------------------------------------------------------

Item 3.      Qualitative and Quantitative Disclosures about Market Risk.........................................          37
             ----------------------------------------------------------

                                                PART II -- OTHER INFORMATION
                                                ----------------------------

Item 1.      Legal Proceedings..................................................................................       38-39
Item 2.      Changes in Securities..............................................................................          39
Item 3.      Defaults Upon Senior Securities....................................................................          39
Item 4.      Submission of Matters to a Vote of Security Holders................................................          39
Item 5.      Other Information..................................................................................          39
Item 6.      Exhibits and Reports on Form 8-K...................................................................          39
             Signatures.........................................................................................          40

Forward Looking Statements

     Certain statements contained herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27 of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward- looking terminology, such as "may," "will," "intend," "should," "expect," "anticipate," "estimate" or "continue" or the negatives thereof or other comparable terminology. Our actual results could differ materially from those anticipated in such forward-looking statements due to a variety of factors. These factors include but are not limited to: the demand for our products; competitive factors in the businesses in which we compete; adverse changes in the securities markets; inflation and changes in the interest rate environment that reduce margins or the fair value of financial instruments; changes in national, regional or local business conditions or economic environments; government fiscal and monetary policies; legislative or regulatory changes that affect our business; factors inherent in the valuation and pricing of commercial loans; other factors generally understood to affect the value of commercial loans and commercial real estate; and the other risks detailed in our 8-K dated May 17, 1999 as filed with the Securities and Exchange Commission (the "SEC"); periodic reports on Forms 10-Q, 8-K and 10-K and any amendments with respect thereto filed with the SEC; and other filings made by our company with the SEC.

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                       IMPERIAL CREDIT INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (unaudited)

                                                                                                     September 30,   December 31,
                                                                                                         2000           1999
                                                                                                         ----           ----
                                        ASSETS
Cash...............................................................................................     $   79,707     $   33,898
Interest bearing deposits..........................................................................         96,744        248,182
Investment in Federal Home Loan Bank stock.........................................................          4,076          6,960
Securities held for trading, at market.............................................................        152,770        160,805
Securities available for sale, at market...........................................................         66,796         74,374
Loans and leases held for sale, net................................................................        400,593        289,398
Loans and leases held for investment, net of unearned income and deferred loan fees................      1,299,876      1,273,073
   less: allowance for loan and lease losses.......................................................        (57,830)       (31,841)
                                                                                                        ----------     ----------
Loans held for investment, net.....................................................................      1,242,046      1,241,232

Real property......................................................................................         71,075             --
Servicing rights...................................................................................            731            802
Retained interest in loan and lease securitizations................................................          9,956         10,220
Accrued interest receivable........................................................................         17,191          8,272
Premises and equipment, net........................................................................         11,861         13,576
Other real estate owned and other repossessed assets, net..........................................          1,849          4,894
Goodwill...........................................................................................         31,286         34,961
Accrued income taxes receivable....................................................................         17,767             --
Other assets.......................................................................................         27,504         36,549
Net assets of discontinued operations..............................................................         31,802         37,492
                                                                                                        ----------     ----------
       Total assets................................................................................     $2,263,754     $2,201,615
                                                                                                        ==========     ==========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits...........................................................................................     $1,699,310     $1,614,758
Borrowings from Federal Home Loan Bank.............................................................         50,000             --
Other borrowings...................................................................................         67,412         74,309
Company obligated mandatorily redeemable preferred securities of
   subsidiary trust holding solely debentures of the company ("ROPES").............................         47,005         61,750
Senior Notes.......................................................................................        176,878        185,185
Accrued interest payable...........................................................................         19,140         18,811
Accrued income taxes payable.......................................................................             --         16,096
Minority interest in consolidated subsidiaries.....................................................          3,695          2,684
Goodwill...........................................................................................         26,429             --
Other liabilities..................................................................................         30,480         22,642
                                                                                                        ----------     ----------
       Total liabilities...........................................................................      2,120,349      1,996,235
                                                                                                        ----------     ----------

Shareholders' equity:
Preferred stock, 8,000,000 shares authorized; none issued or outstanding...........................             --             --
Common stock, no par value. Authorized 80,000,000 shares:  32,096,361, and 33,198,661 shares
Issued and outstanding at September 30, 2000 and December 31, 1999, respectively...................         96,471         97,220
Retained earnings..................................................................................         39,737         98,437
Shares held in deferred executive compensation plan................................................          6,942          7,107
Accumulated other comprehensive income-unrealized gain on securities available for sale, net.......            255          2,616
                                                                                                        ----------     ----------
   Total shareholders' equity......................................................................        143,405        205,380
                                                                                                        ----------     ----------
   Total liabilities and shareholders' equity......................................................     $2,263,754     $2,201,615
                                                                                                        ==========     ==========

          See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                     (In thousands, except per share data)
                                  (unaudited)

                                                                                            Quarter Ended       Nine Months Ended
                                                                                            September 30,          September 30,
                                                                                         -------------------    ------------------
                                                                                           2000       1999        2000      1999
                                                                                         --------    -------    --------  --------
Interest Income:
  Interest on loans and leases........................................................   $ 49,315    $43,416    $146,494  $133,121
  Interest on investments.............................................................      7,378      5,445      22,494    18,507
  Interest on other finance activities................................................        580        617       1,818     3,163
                                                                                         --------    -------    --------  --------
     Total interest income............................................................     57,273     49,478     170,806   154,791

Interest Expense:
  Interest on deposits................................................................     28,586     21,278      79,829    63,886
  Interest on other borrowings........................................................      2,683        824       6,706     2,771
  Interest on long term debt..........................................................      5,876      8,294      18,271    23,433
                                                                                         --------    -------    --------  --------
     Total interest expense...........................................................     37,145     30,396     104,806    90,090
                                                                                         --------    -------    --------  --------
     Net interest income..............................................................     20,128     19,082      66,000    64,701
  Provision for loan and lease losses.................................................     27,500      3,675     114,675    28,130
                                                                                         --------    -------    --------  --------
  Net interest (expense) income after provision for loan and lease losses.............     (7,372)    15,407     (48,675)   36,571
                                                                                         --------    -------    --------  --------
Fee and Other Income:
  (Loss) gain on sale of loans and leases.............................................     (2,264)     1,159      (1,911)    4,919
  Asset management fees...............................................................        821      2,479       2,459     8,489
  Investment banking and brokerage fees...............................................      6,249      7,956      21,057    19,867
  Loan servicing income...............................................................      1,506      1,489       4,485     4,928
  Gain on sale of securities..........................................................        161      1,833      13,092     3,098
  Equity in net loss of Franchise Mortgage Acceptance Company.........................         --         --          --       (53)
  Mark to market losses on securities and loans held for sale.........................     (4,289)      (422)     (8,022)  (25,677)
  Rental income.......................................................................      2,877         --       5,588        --
  Other income........................................................................      2,750      4,803       9,831    10,100
                                                                                         --------    -------    --------  --------
     Total fee and other income.......................................................      7,811     19,297      46,579    25,671
                                                                                         --------    -------    --------  --------

Noninterest Expenses:
  Personnel expense...................................................................      9,756     11,822      34,010    36,497
  Commission expense..................................................................      1,820      2,397       5,966     7,986
  Amortization of servicing rights....................................................        132         78         410     4,116
  Occupancy expense...................................................................      1,328      1,347       4,226     4,046
  Net expense of other real estate owned..............................................        227        240       1,252     1,138
  Legal and professional services.....................................................      2,373      2,261       5,628     7,495
  Legal settlements (recoveries)......................................................      7,005       (120)      6,892       573
  Telephone and other communications..................................................        819        890       2,469     2,821
  Real property expense...............................................................      1,566         --       3,047        --
  Amortization of goodwill, net.......................................................      2,918        753       2,259     2,306
  General and administrative expense..................................................      5,506      5,565      16,656    18,948
                                                                                         --------    -------    --------  --------
     Noninterest expenses.............................................................     33,450     25,233      82,815    85,926
  Acquisition costs...................................................................         --         --       9,397        --
                                                                                         --------    -------    --------  --------
  Total expenses......................................................................     33,450     25,233      92,212    85,926
                                                                                         --------    -------    --------  --------
  (Loss) income from continuing operations before income taxes,
    minority interest and extraordinary item..........................................    (33,011)     9,471     (94,308)  (23,684)
  Income taxes........................................................................     (9,986)     3,530     (35,400)  (10,453)
  Minority interest in income of consolidated subsidiaries............................        180        646       1,092       613
                                                                                         --------    -------    --------  --------
  (Loss) income from continuing operations............................................    (23,205)     5,295     (60,000)  (13,844)
  Operating loss from discontinued operations of AMN, net of income taxes.............     (1,105)      (722)     (1,105)     (722)
                                                                                         --------    -------    --------  --------
  (Loss) income before extraordinary item.............................................    (24,310)     4,573     (61,105)  (14,566)
  Extraordinary item--Gain on early extinguishment of debt, net of income taxes.......        312      3,670       2,405     3,670
                                                                                         --------    -------    --------  --------
     Net (loss) income................................................................   $(23,998)   $ 8,243    $(58,700) $(10,896)
                                                                                         ========    =======    ========  ========
Comprehensive income:
    Other comprehensive (loss) income, net............................................       (187)       352      (2,361)    3,376
                                                                                         --------    -------    --------  --------
    Comprehensive (loss) income.......................................................   $(24,185)   $ 8,595    $(61,061) $ (7,520)
                                                                                         ========    =======    ========  ========
Basic income per share:
  (Loss) income from continuing operations............................................   $  (0.73)   $  0.16    $  (1.83) $  (0.40)
  Operating loss from discontinued operations, net of income taxes....................      (0.03)     (0.02)      (0.03)    (0.02)
  Extraordinary item--Gain on early extinguishment of debt, net of income taxes.......       0.01       0.11        0.07      0.11
                                                                                         --------    -------    --------  --------
  Net (loss) income per common share..................................................   $  (0.75)   $  0.25    $  (1.79) $  (0.31)
                                                                                         ========    =======    ========  ========
Diluted income per share:
  (Loss) income from continuing operations............................................   $  (0.73)   $  0.16    $  (1.83) $  (0.40)
  Operating loss from discontinued operations, net of income taxes....................      (0.03)     (0.02)      (0.03)    (0.02)
    Extraordinary item--Gain on early extinguishment of debt, net of income taxes.....       0.01       0.10        0.07      0.11
                                                                                         --------    -------    --------  --------
  Net (loss) income per common share..................................................   $  (0.75)   $  0.24    $  (1.79) $  (0.31)
                                                                                         ========    =======    ========  ========

          See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                     Nine Months Ended September 30,
                                                                                                         2000             1999
                                                                                                      ---------         ---------
                                                                                                            (In thousands)
Cash flows from operating activities:
  Loss from continuing operations..................................................................   $ (60,000)        $ (13,844)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Cash provided by (used in) discontinued operations.............................................         879            (6,075)
    Provision for loan and lease losses............................................................     114,675            28,130
    Mark to market on securities and loans held for sale...........................................       8,022            25,677
    Depreciation...................................................................................       2,606             3,300
    Amortization of goodwill.......................................................................       2,259             2,306
    Amortization of servicing rights...............................................................         410             4,116
    Accretion of discount..........................................................................      (5,467)           (3,163)
    Loss (gain) on sale of loans and leases........................................................       1,911            (4,919)
    Gain on sale of securities.....................................................................     (13,092)           (3,098)
    Equity in net loss of FMC......................................................................          --                53
    (Gain) loss on sale of OREO....................................................................         (12)              631
    Writedowns on OREO.............................................................................         943               236
    Originations of loans held for sale............................................................    (258,601)         (336,200)
    Sales and collections on loans held for sale...................................................     142,023           322,319
    Purchase of trading securities.................................................................     (45,546)           (5,000)
    Sale of trading securities.....................................................................      11,228           100,089
    Sales of real property.........................................................................       7,427                --
    Net change in accrued interest receivable......................................................      (8,700)            1,434
    Net change in retained interest in loan and lease securitizations..............................       3,323            (4,306)
    Other, net.....................................................................................     (18,314)            8,242
                                                                                                      ---------         ---------
  Net cash (used in) provided by operating activities..............................................    (114,026)          119,928
                                                                                                      ---------         ---------
  Cash flows from investing activities:
    Net (increase) decrease in interest bearing deposits...........................................     152,554            (4,393)
    Purchases of securities available for sale.....................................................     (51,953)          (13,222)
    Sale of securities.............................................................................      44,695             4,875
    Proceeds from sale of Impac Mortgage Holdings stock............................................          --            10,364
    Proceeds from ICCMIC acquisition/sale of ICCMIC stock..........................................      11,524             5,437
    (Redemption) Purchase of stock in Federal Home Loan Bank.......................................       3,179            (1,983)
    Increase in loans held for investment..........................................................    (129,392)          (14,968)
    Proceeds from sale of other real estate owned..................................................       5,953             8,399
    Purchases of premises and equipment............................................................      (2,181)           (2,855)
                                                                                                      ---------         ---------
  Net provided by (used in) in investing activities................................................      34,379            (8,346)
                                                                                                      ---------         ---------
  Cash flows from financing activities:
    Net (decrease) increase in deposits............................................................      84,552          (139,596)
    Advances from Federal Home Loan Bank...........................................................      50,000            30,000
    Repayments of advances from Federal Home Loan Bank.............................................          --           (50,000)
    Net change in other borrowings.................................................................      10,293          (101,050)
    Proceeds from issuance of mandatorily redeemable cumulative preferred stock....................          --            30,000
    Repurchase of common stock.....................................................................      (4,062)          (29,460)
    Repurchase of Senior Notes.....................................................................      (6,419)          (17,308)
    Repurchase of company obligated mandatorily redeemable preferred securities of subsidiary
    trust holding solely debentures of the company.................................................     (12,823)           (6,628)
    Net change in minority interest................................................................       1,095            (1,685)
    Proceeds from exercise of stock options........................................................          43               110
    Issuance of warrants...........................................................................       3,080                --
    Other, net.....................................................................................        (303)               --
                                                                                                      ---------         ---------
  Net cash (used in) provided by financing activities..............................................     125,456          (285,617)
                                                                                                      ---------         ---------
  Net change in cash...............................................................................      45,809          (174,035)
  Cash at beginning of period......................................................................      33,898           297,772
                                                                                                      ---------         ---------
  Cash at end of period............................................................................   $  79,707         $ 123,737
                                                                                                      =========         =========

          See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT INDUSTRIES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (unaudited)

                                                                                        Shares held     Unrealized
                                                                                        in Deferred   Gain (loss) on
                                                     Number of                           Executive      Securities        Total
                                                       Shares      Common   Retained   Compensation      Available    Shareholders'
                                                    Outstanding    Stock    Earnings       Plan        For Sale, net      Equity
                                                    ------------  --------  ---------  -------------  --------------- -------------
                                                                                      (In thousands)
Balance, December 31, 1999........................       33,199   $97,220   $ 98,437         $7,107          $ 2,616       $205,380
Exercise of stock options.........................           20        43         --             --               --             43
Retirement of stock...............................       (1,123)   (4,062)        --             --               --         (4,062)
Stock held for deferred executive compensation
  plan............................................           --       165         --           (165)              --             --
Tax benefit from exercise of stock options........           --        23         --             --               --             23
Warrants pending issuance.........................           --     3,082         --             --               --          3,082
Decrease in unrealized gain on securities
  available for sale, net.........................           --        --         --             --           (2,361)        (2,361)
Net loss for the nine months ended September
  30, 2000........................................           --        --    (58,700)            --               --        (58,700)
                                                         ------   -------   --------         ------          -------       --------
Balance, September 30, 2000.......................       32,096   $96,471   $ 39,737         $6,942          $   255       $143,405
                                                         ======   =======   ========         ======          =======       ========

          See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  Organization

    Imperial Credit Industries, Inc., is a diversified commercial lending, financial services, and investment banking holding company that was incorporated in 1991 in the State of California. The consolidated financial statements include Imperial Credit Industries, Inc. ("ICII"), and its wholly or majority owned consolidated subsidiaries (collectively, the "Company"). The wholly owned subsidiaries include but are not limited to Southern Pacific Bank ("SPB"), Imperial Business Credit Inc. ("IBC"), and Imperial Credit Lender Services, Inc. ("ICLS"). Imperial Capital Group, LLC ("ICG") is a majority owned consolidated subsidiary which is approximately 63% owned by our Company and approximately 37% owned by ICG's management. In addition to the wholly owned consolidated subsidiaries listed above, on March 28, 2000, we acquired all of the outstanding common shares of Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC") making it a consolidated subsidiary of ICII. Prior to the acquisition date we owned 9.0% of ICCMIC's outstanding common shares. All material inter-company balances and transactions with consolidated subsidiaries have been eliminated.

2.  Basis of Presentation

    The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 1999.

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

3.  Net (Loss) Income Per Share Information

    The following table reconciles the number of shares used in the computations of basic and diluted (loss) income per share for the quarter and nine months ended September 30, 2000 and 1999:

                                                                                             For the                 For the
                                                                                         Quarter Ended,         Nine Months Ended
                                                                                          September 30,           September 30,
                                                                                          -------------           -------------
                                                                                       2000          1999        2000        1999
                                                                                    ----------    ----------  ----------  ----------
Weighted-average common shares outstanding used to compute
 basic (loss) income per share.................................................     32,111,022    33,142,832  32,733,198  34,974,789
Assumed common shares issued on exercise of stock
 Options.......................................................................             --       992,742          --          --
                                                                                    ----------    ----------  ----------  ----------
Number of common shares used to compute diluted
 (loss) income per share.......................................................     32,111,022    34,135,574  32,733,198  34,974,789
                                                                                    ==========    ==========  ==========  ==========

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

4.  Recent Accounting Pronouncements

    In June 1998, the FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This Statement was originally scheduled to be effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No.137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.133" (SFAS), which extended the effective date to fiscal years beginning after September 30, 2000. In June 2000, the FASB also issued SFAS No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends SFAS No. 133. We use interest rate swaps to manage interest rate exposure, which are accounted for as hedging activities. Management does not believe that the implementation will have a significant impact on the Corporation's financial position, net income or net comprehensive income.

    On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44). This interpretation provides guidance for issues that have arisen in applying APB Opinion No. 25 Accounting for Stock Issued to Employees. FIN 44 applies prospectively to new awards, exchanges of awards in business combinations, modification of outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are for awards modified after January 12, 2000. The new interpretation is not expected to have a material impact upon the Company's financial statements.

    September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" as a replacement of SFAS 125 effective for disclosure in financial statements issued subsequent to December 15, 2000, and for transactions entered after March 31, 2001. Management does not expect that the adoption of SFAS 140 will have a material impact on the financial statements.

5.  Trading Securities

    The following table provides a summary of trading securities as of September 30, 2000 and December 31, 1999:

                                                                                       September 30,  December 31,
                                                                                           2000          1999
                                                                                         --------      --------
                                                                                            (In thousands)
U.S. Treasury Securities............................................                      $     --      $ 66,997
FLRT 1996-A interest-only securities................................                         5,284         6,349
SPTL 1997 C-1 interest-only securities..............................                         4,973         3,351
SPTL 1996 C-1 interest-only securities..............................                         5,156         2,279
IBC 1997-2 B-1 and C-1 securities...................................                        10,411        12,201
Commercial mortgage-backed securities...............................                        33,472         1,722
Investment in total return swap--Pacifica Partners I LP.............                        45,186        38,151
Collateral for total return swap--syndicated loans..................                        35,966        18,750
Other...............................................................                        12,322        11,005
                                                                                          --------      --------
                                                                                          $152,770      $160,805
                                                                                          ========      ========

6.  Securities Available for Sale

    The following table provides a summary of securities available for sale as of September 30, 2000 and December 31, 1999:

                                                                                        September 30,  December 31,
                                                                                            2000          1999
                                                                                          --------      --------
                                                                                              (In thousands)
ICCMIC common stock....................................................                    $    --       $29,234
Cambria Investment Partnership leveraged bank debt.....................                      9,196        11,581
Preferred Stock--Auction Finance Group.................................                         --         6,500
Avalon total return fund...............................................                        789         1,330
Government guaranteed residential mortgage-backed securities...........                     55,709        12,828
IBC 1997-2 Class A-2 securities........................................                         --        12,000
Other..................................................................                      1,102           901
                                                                                           -------       -------
                                                                                           $66,796       $74,374
                                                                                           =======       =======

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

7.  Loan and Lease Commitments

    At September 30, 2000, our consolidated lending commitments for Coast Business Credit ("CBC"), the Loan Participation and Investment Group ("LPIG"), the Lewis Horwitz Organization ("LHO"), and Imperial Warehouse Finance, ("IWF") were as follows:

                                                          Commitment             Funded              Unfunded
Type of Lending Commitment                                  Amount               Amount             Commitment
--------------------------                                  ------               ------             ----------
                                                                             (In thousands)
Loan and line commitments...........................      $2,077,361           $1,092,269           $  985,092
Standby letters of credits..........................          30,342                   --               30,342
Commercial letters of credits.......................             460                   --                  460
                                                          ----------           ----------           ----------
                                                          $2,108,163           $1,092,269           $1,015,894
                                                          ==========           ==========           ==========

8.  Loans and Leases Held for Sale

    Loans and leases held for sale consisted of the following:

                                                                  At                        At
                                                          September 30, 2000        December 31, 1999
                                                          ------------------        -----------------
                                                                         (In thousands)
Loans secured by real estate:
  One-to-four family..................................              $  5,980                  $ 10,095
  Multi-family and commercial.........................               388,866                   252,944
                                                                    --------                  --------
                                                                     394,846                   263,039

Installment loans.....................................                 5,747                    14,058
Leases................................................                    --                    12,301
                                                                    --------                  --------
                                                                    $400,593                  $289,398
                                                                    ========                  ========

    The lower of cost or market reserve for loans held for sale was $512,000 at September 30, 2000 as compared to $500,000 at December 31, 1999.

9.  Discontinued Operations

    As of July 31, 1998, management decided to cease operations at Auto Marketing Network, Inc. ("AMN"). Accordingly, a disposal plan was formulated, whereby the daily operations of AMN were terminated over a two-month period.
For the quarter and nine months ended September 30, 2000 AMN incurred additional losses, net of income taxes, of $1.1 million, as compared to $722,000 for the quarter and nine months ended September 30, 1999.

    The net assets of AMN's discontinued operations were as follows:

                                                                        At                       At
                                                                September 30, 2000        December 31, 1999
                                                                ------------------        -----------------
                                                                               (In thousands)
Loans, net..................................................              $ 2,600                  $ 5,207
Securities held for sale....................................                9,479                    8,685
Retained interest in loan securitizations...................               13,522                   12,436
Income taxes receivable.....................................                5,216                    8,971
Other assets................................................                  985                    2,193
                                                                          -------                  -------
Total AMN net assets........................................              $31,802                  $37,492
                                                                          =======                  =======

    Total non-accrual AMN loans were $834,000 at September 30, 2000 as compared to $1.6 million at December 31, 1999.

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

10.  Repurchase of Long Term Debt

     During the quarter and nine months ended September 30, 2000, we repurchased $75,000 and $8.4 million of our Senior Notes and $1.3 million and $14.7 million of our Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Debentures of the Company ("ROPES"), respectively. The repurchases resulted in extraordinary gains on the early extinguishment of debt of $312,000 or $0.01 per share and $2.4 million or $0.07 per share for the quarter and nine months ended September 30, 2000, respectively.

11.  Income Taxes

     During the quarter and nine months ended September 30, 2000, we recorded an income tax benefit of $10.0 million and $35.4 million, respectively. At September 30, 2000, our net income taxes receivable of $17.8 million consisted of a gross deferred tax asset of approximately $58.7 million, a gross deferred tax liability of approximately $45.4 million and a current tax receivable of approximately $4.5 million.

     In order to realize the deferred tax asset, our company will need to generate future taxable income of approximately $150 million. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the entire balance of the deferred tax asset. In reaching this conclusion, we anticipate that our company should be able to generate the required amount of future taxable income. We expect to accomplish this as our earnings improve from our recent history as a result of reduced credit losses, which are expected to occur from the recent changes made to our credit underwriting and credit administration function.

12.  Deferred Executive Compensation Plan

     On July 1, 1998 we established a deferred executive compensation plan. During the nine months ended September 30, 2000, our management and directors made investments of $1.2 million with the plan's trustee who made acquisitions of 284,128 shares of ICII common stock at an average price of $4.22 per share. From the plan's inception through September 30, 2000, our management and directors made net investments of $6.9 million with the plan's trustee who made net acquisitions of 931,285 shares of ICII common stock at an average price of $7.45 per share. All shares acquired by the plan's trustee are acquired for the benefit of our company's participating management and directors.

13.  Imperial Credit Commercial Mortgage Investment Corp. Transaction

     On March 28, 2000 we completed the acquisition of ICCMIC. The acquisition was accounted for as a purchase, and initially resulted in the generation of negative goodwill of $40.1 million. Subsequent to the acquisition, the fair values of the assets acquired in the ICCMIC acquisition were adjusted, resulting in a $9.7 million reduction of negative goodwill. The remaining negative goodwill generated by the acquisition is not subject to income taxes, and increased our tangible book value by $0.95 per share at September 30, 2000. We will accrete the remaining negative goodwill into income over four and one half years, at an annual rate of approximately $5.9 million, or $0.18 per share.

     Proforma total revenues, net (loss) income and diluted net (loss) income per share are as follows, assuming the merger consummated at the beginning of each period:

                                                      For the Nine Months Ended September 30,
                                                      ---------------------------------------
                                                       (In thousands, except per share data)
                                                            2000              1999
                                                          --------          --------
Total revenues.................................           $  2,791          $115,387
Net (loss) income..............................            (54,826)            8,599
Diluted (loss) income per share................             ($1.68)         $   0.37

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

14.  Repurchase of Common Stock

     On April 25, 2000, our Board of Directors authorized the repurchase of up to 5% of our company's outstanding common stock, or a total of 1,660,933 shares. As of September 30, 2000 we have repurchased 1,122,300 shares of our company's common stock at an average cost of $3.62 per common share under this authorization. Whether any further repurchases will be made, and the timing and number of shares so purchased, will depend on the availability of shares at acceptable price levels, existing market conditions and business needs.

15.  Issuance of Warrants to Purchase Common Stock

     In October 2000, we reached an agreement with the plaintiffs to settle the securities class action litigation identified as In re Southern Pacific Funding Corporation Securities Litigation, Lead Case No. CV98-1239-MA, in the U.S. District Court for the District of Oregon. As a part of the settlement, ICII agreed to issue warrants to purchase three million shares of ICII Common Stock with an exercise price of $3.00 per share. The warrants will have a term of seven years from the date of issuance. The Common Stock to be issued upon the exercise of the warrants will be registered and freely tradable and have the same rights as ICII's existing Common Stock. The warrants will have change of control and typical anti-dilution and adjustment features. The warrants were valued using the Black-Scholes option pricing model and have an estimated value of $1.03 per warrant. The issuance of the warrants resulted in a charge to operations, and a credit to shareholders' equity of $3.1 million.

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

16.  Business Segments

     Business segment financial information is reported on the basis that is used internally by management in making decisions related to resource allocation and segment performance. Our reportable segments are operated and managed as strategic business units and are organized based on products and services. Business units operated at different locations are aggregated for reporting purposes when their products and services are similar. Our operations are divided into eleven business segments as follows:

    1. Coast Business Credit                      7.   Asset Management Activities
    2. Imperial Warehouse Finance                 8.   Imperial Capital Group, LLC
    3. Loan Participation and Investment Group    9.   Other Core Operations
    4. The Lewis Horwitz Organization             10.  Equity Interests
    5. Imperial Business Credit                   11.  De-emphasized/Discontinued/ Exited Business
    6. Income Property Lending Division

    The following is a summary of our results of operations by business line for the quarter and nine months ended September 30, 2000 as compared to September 30, 1999.

                                                      At or for the Quarter Ended September 30,
                                                                   (In thousands)

                                                     Net Revenue           Net Income (Loss)
                                External Net         From Other            From Continuing
                                   Revenue         Operating Units            Operations                Total Assets
                                   -------         ---------------            ----------                ------------
Business Line                   2000       1999      2000     1999          2000         1999         2000         1999
-------------                   ----       ----      ----     ----          ----         ----         ----         ----
Coast Business Credit        $ 4,162    $13,072     $  --    $  --      $ (1,380)     $ 3,891   $  957,739   $  707,640
Imperial Warehouse Finance    (5,945)     2,270        --       --        (4,900)         888       60,976      154,985
Loan Participation and
 Investment Group             (6,905)    (1,906)       --       --        (5,402)      (1,347)     197,553      272,696
The Lewis Horwitz
 Organization                  1,928         --        --       --           480           --      108,611           --
Imperial Business Credit        (359)     1,545               (343)       (1,168)        (876)      30,655       44,293
Income Property Lending
 Division                      3,556      2,496        --       --         1,287          159      459,180      284,900
Asset Management Activities      679      2,473       (61)     (66)           77           61        7,304        3,096
Imperial Capital Group, LLC    6,339      7,873        --       --           225          920       16,932        9,139
Other Core Operations           (740)     2,107       265     (224)       (8,789)        (438)     177,457      208,557
Equity Investments                --         --        --       --            --           --           --       56,182
De-emphasized/Discontinued
 /Exited Businesses           (2,276)     4,561      (204)     633        (3,202)       1,951      335,176      425,587
Eliminations                      --        213        --       --          (433)          86      (87,829)     (56,575)
                             -------    -------     -----    -----      --------      -------   ----------   ----------
Total                        $   439    $34,704     $  --    $  --      $(23,205)     $ 5,295   $2,263,754   $2,110,500
                             =======    =======     =====    =====      ========      =======   ==========   ==========

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                 At or for the Nine Months Ended September 30,
                                (In thousands)

                                                      Net Revenue
                                   External Net       From Other             Income (Loss)
                                     Revenue        Operating Units   From Continuing Operations        Total Assets
                                     -------        ---------------   --------------------------        ------------
Business Line                    2000       1999      2000     1999        2000          1999         2000         1999
-------------                    ----       ----      ----     ----        ----          ----         ----         ----
Coast Business Credit        $ (8,637)   $24,202     $  --    $  --      $(17,144)     $  4,663   $  957,739   $  707,640
Imperial Warehouse Finance    (14,730)     3,315        --       --       (11,242)          832       60,976      154,985
Loan Participation and
 Investment Group             (28,158)     1,995        --       --       (18,390)          514      197,553      272,696
The Lewis Horwitz
 Organization                   3,440         --        --       --           137            --      108,611           --
Imperial Business Credit        3,532      5,947       (14)    (913)       (1,660)       (1,781)      30,655       44,293
Income Property Lending
 Division                       9,963      9,067        --       --         2,652         1,355      459,180      284,900
Asset Management Activities     2,462      8,073      (201)    (191)          117           313        7,304        3,096
Imperial Capital Group, LLC    20,926     19,468        --       --         1,114           780       16,932        9,139
Other Core Operations           2,761       (833)      583      395        (8,958)       (4,922)     177,457      208,557
Equity Interests                   --        (53)       --       --            --           (30)          --       56,182
De-emphasized/Discontinued
 /Exited Businesses             6,345     (8,939)     (368)     709        (6,193)      (15,568)     335,176      425,587
Eliminations                       --         --        --       --          (433)           --      (87,829)     (56,575)
                             --------    -------     -----    -----      --------      --------   ----------   ----------
Total                        $ (2,096)   $62,242     $  --    $  --      $(60,000)     $(13,844)  $2,263,754   $2,110,500
                             ========    =======     =====    =====      ========      ========   ==========   ==========

    Our parent company had provided outstanding inter-company subordinated debt to SPB of $59.0 million and ICG of $4.8 million at September 30, 2000. All inter-company receivables and payables including corresponding interest income and expense are eliminated in consolidation. Additionally, our investments in subsidiaries and inter-company management fees are included in eliminations. The net income (loss) for each business line includes inter-company allocations for administrative expenses including human resources, legal, accounting and insurance.

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

17.  Consolidating Financial Information

     The following represents condensed consolidating financial information at September 30, 2000 and December 31, 1999, and for the nine months ended September 30, 2000 and 1999, with respect to the financial position, results of operations and cash flows of our company and our wholly-owned and majority-owned subsidiaries. On January 17, 1997, we sold $200.0 million of 9.875% Senior Notes due 2007 and on June 9, 1997, we sold $70.0 million of 10.25% ROPES, of which $165.9 million and $47.0 million are outstanding as of September 30, 2000, respectively. As of September 30, 2000, the 9.875% Senior Notes and the ROPES are guaranteed by six of our wholly owned subsidiaries, IBC, Imperial Credit Advisor's Inc. ("ICAI"), Imperial Credit Asset Management ("ICAM"), ICLS, ICCMIC, and AMN (the "Guarantor Subsidiaries"). As of September 30, 2000, the non-guarantor subsidiaries are SPB, ICG and Imperial Credit Capital Trust I ("ICCTI"). Each of the guarantees is full and unconditional and joint and several. The summarized consolidated financial information below is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors as we have determined that such information is not material to investors. None of the subsidiary guarantors is restricted from making distributions to our parent company.

                     CONSOLIDATING CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2000

                                                                                               Non-
                                                                              Guarantor      Guarantor
                                                                   ICII     Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                                 ---------  ------------   ------------   ------------  ------------
                                                                                            (In thousands)
                             ASSETS
                             ------
Cash............................................................  $ 11,301      $  1,941     $   77,524      $ (11,059) $   79,707
Interest bearing deposits.......................................    14,486            --         82,258             --      96,744
Investment in Federal Home Loan Bank stock......................        --            --          4,076             --       4,076
Trading and available for sale securities.......................    57,957        34,078        127,531             --     219,566
Loans and leases held for sale..................................       889            --        399,704             --     400,593
Loans and leases held for investment, net.......................    78,536         6,065      1,216,445        (59,000)  1,242,046
Real property...................................................        --        71,075             --             --      71,075
Servicing rights................................................        --           731             --             --         731
Retained interest in loan and lease securitizations.............        --         9,956             --             --       9,956
Investment in subsidiaries......................................   203,659            --             --       (203,659)         --
Goodwill........................................................    13,655            --         17,631             --      31,286
Other assets....................................................     2,843        38,627         73,050        (38,348)     76,172
Net assets of discontinued operations...........................    39,811        (8,009)            --             --      31,802
                                                                  --------      --------     ----------      ---------  ----------
  Total assets..................................................  $423,137      $154,464     $1,998,219      $(312,066) $2,263,754
                                                                  ========      ========     ==========      =========  ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Deposits........................................................  $     --      $     --     $1,710,369      $ (11,059) $1,699,310
Borrowings from FHLB............................................        --            --         50,000             --      50,000
Other borrowings................................................     1,372        66,040         59,000        (59,000)     67,412
Company obligated mandatorily redeemable preferred
 Securities of subsidiary trust holding solely debentures
 Of the company ("ROPES").......................................    48,499            --         (1,494)            --      47,005
Senior Notes....................................................   176,878            --             --             --     176,878
Minority interest in consolidated subsidiaries..................       103            29             --          3,563       3,695
Goodwill........................................................        --        26,429             --             --      26,429
Other liabilities...............................................    52,880        10,919         23,755        (37,934)     49,620
                                                                  --------      --------     ----------      ---------  ----------
  Total liabilities.............................................   279,732       103,417      1,841,630       (104,430)  2,120,349
                                                                  --------      --------     ----------      ---------  ----------
Shareholders' equity:
Preferred stock.................................................        --         1,009             --         (1,009)         --
Common stock....................................................    96,471       122,215        112,634       (234,849)     96,471
Retained earnings (deficit).....................................    39,737       (79,119)        44,297         34,822      39,737
Shares held in executive deferred compensation plan.............     6,942         6,942             --         (6,942)      6,942
Accumulated other comprehensive income (loss)...................       255            --           (342)           342         255
                                                                  --------      --------     ----------      ---------  ----------
  Total shareholders' equity....................................   143,405        51,047        156,589       (207,636)    143,405
                                                                  --------      --------     ----------      ---------  ----------
  Total liabilities and shareholders' equity....................  $423,137      $154,464     $1,998,219      $(312,066) $2,263,754
                                                                  ========      ========     ==========      =========  ==========

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                     CONSOLIDATING CONDENSED BALANCE SHEET
                               DECEMBER 31, 1999


                                                                                             Non-
                                                                            Guarantor      Guarantor
                                                                  ICII    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                                  ----    ------------   ------------   ------------   ------------
                                                                                        (In thousands)
                             ASSETS
                             ------
Cash..........................................................  $ 11,110      $  1,382     $   34,852      $ (13,446)  $   33,898
Interest bearing deposits.....................................    35,049            --        213,133             --      248,182
Investments in Federal Home Loan Bank stock...................        --            --          6,960             --        6,960
Securities available for sale and trading.....................    74,827        41,460        132,042        (13,150)     235,179
Loans held for sale...........................................     1,441        12,300        275,657             --      289,398
Loans held for investment, net................................    55,721        17,105      1,211,862        (43,456)   1,241,232
Servicing rights..............................................        --           802             --             --          802
Retained interest in loan and lease securitizations...........        --        10,220             --             --       10,220
Investment in subsidiaries....................................   255,024            --             --       (255,024)          --
Goodwill......................................................    11,778         4,306         18,877             --       34,961
Other assets..................................................    26,230        11,686         27,300         (1,925)      63,291
Net assets of discontinued operations.........................    44,396        (6,904)            --             --       37,492
                                                                --------      --------     ----------      ---------   ----------
  Total assets................................................  $515,576      $ 92,357     $1,920,683      $(327,001)  $2,201,615
                                                                ========      ========     ==========      =========   ==========



          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Deposits......................................................  $     --      $  2,050     $1,626,154      $ (13,446)  $1,614,758
Other borrowings..............................................     7,911         8,456        103,323        (45,381)      74,309
Company obligated mandatorily redeemable preferred
 Securities of subsidiary trust holding solely
 Debentures of the company ("ROPES")..........................    63,915            --         (2,165)            --       61,750
Senior notes..................................................   185,185            --             --             --      185,185
Minority interest in consolidated subsidiaries................       103             2            155          2,424        2,684
Other liabilities.............................................    53,082         4,340            127             --       57,549
                                                                --------      --------     ----------      ---------   ----------
  Total liabilities...........................................   310,196        14,848      1,727,594        (56,403)   1,996,235
                                                                --------      --------     ----------      ---------   ----------
Shareholders' equity:
Preferred stock...............................................        --        14,150             --        (14,150)          --
Common stock..................................................    97,220       118,386        113,142       (231,528)      97,220
Retained earnings (deficit)...................................    98,437       (64,640)        80,294        (15,654)      98,437
Shares held in deferred executive compensation plan...........     7,107         7,107             --         (7,107)       7,107
Accumulated other comprehensive income (loss).................     2,616         2,506           (347)        (2,159)       2,616
                                                                --------      --------     ----------      ---------   ----------
  Total shareholders' equity..................................   205,380        77,509        193,089       (270,598)     205,380
                                                                --------      --------     ----------      ---------   ----------
  Total liabilities and shareholders' equity..................  $515,576      $ 92,357     $1,920,683      $(327,001)  $2,201,615
                                                                ========      ========     ==========      =========   ==========

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                     NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                                                             Non-
                                                                            Guarantor     Guarantor
                                                                  ICII    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                                  ----    ------------  -------------   ------------   ------------
                                                                                        (In thousands)
Interest income...............................................  $ 14,080      $  6,880       $154,234        $(4,388)      $170,806
Interest expense..............................................    20,747         3,012         85,435         (4,388)       104,806
                                                                --------      --------       --------        -------       --------
Net interest (expense) income.................................    (6,667)        3,868         68,799             --         66,000
Provision for loan and lease losses...........................        --        12,015        102,660             --        114,675
                                                                --------      --------       --------        -------       --------
 Net interest (expense) after provision for
         loan and lease losses................................    (6,667)       (8,147)       (33,861)            --        (48,675)
                                                                --------      --------       --------        -------       --------
Gain (loss) on sale of loans and leases.......................        --           563         (2,474)            --         (1,911)
Asset management fees.........................................        --         2,459             --             --          2,459
Investment banking and brokerage fees.........................        --            --         21,057             --         21,057
Loan servicing (expense) income...............................      (150)        3,533          1,102             --          4,485
Gain on sale of securities....................................    11,976            --          1,116             --         13,092
Mark to market on securities and loans held for sale..........    (2,023)       (3,410)        (2,589)            --         (8,022)
Rental income.................................................        --         5,588             --             --          5,588
Other (loss) income...........................................      (450)        2,137          8,144             --          9,831
                                                                --------      --------       --------        -------       --------
  Total fee and other income..................................     9,353        10,870         26,356             --         46,579
                                                                --------      --------       --------        -------       --------
Noninterest expenses:
Personnel and commission expense..............................     3,547         5,420         30,329            680         39,976
Amortization of servicing rights..............................        --           410             --             --            410
Occupancy expense.............................................       220           529          3,477             --          4,226
Net expense of other real estate owned........................       172           858            222             --          1,252
Legal and professional expense, including settlements
  and recoveries..............................................     8,301         1,728          2,491             --         12,520
Telephone and other communications............................        81           260          2,127              1          2,469
Real property expense.........................................        --         3,047             --             --          3,047
Amortization of goodwill, net.................................       663           350          1,246             --          2,259
General and administrative (income) expense...................      (159)        2,505         14,302              8         16,656
                                                                --------      --------       --------        -------       --------
  Noninterest expenses........................................    12,825        15,107         54,194            689         82,815
Acquisition costs.............................................        --         9,397             --             --          9,397
                                                                --------      --------       --------        -------       --------
  Total noninterest expenses..................................    12,825        24,504         54,194            689         92,212
                                                                --------      --------       --------        -------       --------
Loss before income taxes, minority interest,
 and equity in undistributed income of subsidiaries...........   (10,139)      (21,781)       (61,699)          (689)       (94,308)
Income taxes..................................................      (559)       (8,505)       (26,060)          (276)       (35,400)
Minority interest in income (loss) of consolidated
 subsidiaries.................................................        --            97             (9)         1,004          1,092
                                                                --------      --------       --------        -------       --------
Loss from continuing operations...............................    (9,580)      (13,373)       (35,630)        (1,417)       (60,000)
Operating loss from discontinued operations of AMN, (net of
 income taxes)................................................        --        (1,105)            --             --         (1,105)
Extraordinary item-gain on early extinguishment of debt,
 net of income taxes..........................................     2,405            --             --             --          2,405
Equity in undistributed (loss) income of consolidated
 subsidiaries.................................................   (51,525)           --             --         51,525             --
                                                                --------      --------       --------        -------       --------
Net (loss) income.............................................  $(58,700)     $(14,478)      $(35,630)       $50,108       $(58,700)
                                                                ========      ========       ========        =======       ========

                        IMPERIAL CREDIT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                                          Non-
                                                                         Guarantor      Guarantor
                                                              ICII     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                              ----     ------------   ------------   ------------   ------------
                                                                                       (In thousands)
Interest income...........................................  $ 12,962        $ 8,003       $137,337        $(3,511)      $154,791
Interest expense..........................................    23,767          1,292         68,542         (3,511)        90,090
                                                            --------        -------       --------        -------       --------
Net interest (expense) income.............................   (10,805)         6,711         68,795             --         64,701
Provision for loan and lease losses.......................       210             90         27,830             --         28,130
                                                            --------        -------       --------        -------       --------
  Net interest (expense) income after provision for
           loan and lease losses..........................   (11,015)         6,621         40,965             --         36,571
                                                            --------        -------       --------        -------       --------
Gain on sale of loans and leases..........................        20          3,117          1,782             --          4,919
Asset management fees.....................................        --          8,489             --             --          8,489
Investment banking and brokerage fees.....................        --             --         19,867             --         19,867
Loan servicing (expense) income...........................       (69)         2,947          2,050             --          4,928
Gain on sale of securities................................     1,343            148          1,607             --          3,098
Equity in net loss of FMC.................................       (53)            --             --             --            (53)
Mark to market on securities and loans held for sale......     6,373         (7,371)       (24,679)            --        (25,677)
Dividends received from subsidiaries......................     2,007             --             --         (2,007)            --
Other income..............................................     1,473          2,428          6,199             --         10,100
                                                            --------        -------       --------        -------       --------
  Total fee and other income..............................    11,094          9,758          6,826         (2,007)        25,671
                                                            --------        -------       --------        -------       --------

Noninterest expenses:
Personnel and commission expense..........................     1,324         10,877         32,282             --         44,483
Amortization of servicing rights..........................        --            152          3,964             --          4,116
Occupancy expense.........................................       491            660          2,895             --          4,046
Net expense of other real estate owned....................         6            654            478             --          1,138
Legal and professional expense, including settlements
 and recoveries...........................................     2,425          1,947          3,696             --          8,068
Telephone and other communications........................        91            461          2,269             --          2,821
Amortization of goodwill..................................        --          1,068          1,238             --          2,306
General and administrative expense........................     1,791          2,616         14,541             --         18,948
                                                            --------        -------       --------        -------       --------
  Total noninterest expenses..............................     6,128         18,435         61,363             --         85,926
                                                            --------        -------       --------        -------       --------
Loss before income taxes, minority interest, and equity
 in undistributed income of subsidiaries..................    (6,049)        (2,056)       (13,572)        (2,007)       (23,684)
Income taxes..............................................    (3,274)          (985)        (6,194)            --        (10,453)
Minority interest in income (loss) of
  consolidated subsidiaries...............................       703            (49)           (21)           (20)           613
                                                            --------        -------       --------        -------       --------
Loss before discontinued operations.......................    (3,478)        (1,022)        (7,357)        (1,987)       (13,844)
Loss from discontinued operations.........................        --           (722)            --             --           (722)
Extraordinary item-gain on early extinguishment of debt,
 Net of income taxes......................................     3,670             --             --             --          3,670
Equity in undistributed (loss) income of consolidated
 Subsidiaries.............................................   (11,088)            --             --         11,088             --
                                                            --------        -------       --------        -------       --------
  Net (loss) income.......................................  $(10,896)       $(1,744)      $ (7,357)       $ 9,101       $(10,896)
                                                            ========        =======       ========        =======       ========

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                     NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                                       Non-
                                                                      Guarantor     Guarantor
                                                           ICII      Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                           ----      ------------  ------------  ------------  ------------
                                                                                      (In thousands)
Net cash (used in) provided by operating activities....  ($29,599)     ($9,422)     ($106,734)     $31,729       ($114,026)
                                                         --------      -------      ---------      -------       ---------

Cash flows from investing activities:

  Net change in interest bearing deposits..............    20,563        1,116        130,875            0         152,554
  Purchase of securities available for sale............    (1,953)           0        (50,000)           0         (51,953)
  Sale of securities available for sale................     2,174          939         17,473        2,499          23,085
  Net change in loans held for investment..............   (24,602)       2,315       (111,218)       4,113        (129,392)
  Proceeds from sale of AFG............................    21,610            0              0            0          21,610
  Net cash received in ICCMIC acquisition..............         0       11,524              0            0          11,524
  Net change in investment in subsidiaries.............    37,001            0              0      (37,001)              0
  Other, net...........................................      (258)       1,115          6,094            0           6,951
                                                         --------      -------      ---------     --------       ---------

Net cash provided by (used in) investing activities....    54,535       17,009         (6,776)     (30,389)         34,379
                                                         --------      -------      ---------     --------       ---------

Cash flows from financing activities:

  Net change in deposits...............................         0       (2,050)        84,215        2,387          84,552
  Advances from FHLB...................................         0            0         50,000            0          50,000
  Net change in other borrowings.......................    (6,539)      (3,055)        22,075       (2,188)         10,293
  Repurchase of Senior Notes...........................    (6,419)           0              0            0          (6,419)
  Repurchase of company obligated mandatorily
   redeemable preferred securities of subsidiary trust
   holding solely debentures of the company ("ROPES")..   (12,823)           0              0            0         (12,823)
  Other, net...........................................     1,036       (1,923)          (108)         848            (147)
                                                         --------      -------      ---------     --------       ---------

Net cash (used in) provided by financing activities....   (24,745)      (7,028)       156,182        1,047         125,456
                                                         --------      -------      ---------     --------       ---------

  Net change in cash...................................       191          559         42,672        2,387          45,809
  Cash at beginning of period..........................    11,110        1,382         34,852      (13,446)         33,898
                                                         --------      -------      ---------     --------       ---------
  Cash at end of period................................   $11,301       $1,941        $77,524     ($11,059)        $79,707
                                                         ========      =======      =========     ========       =========

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                     NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                                             Non-
                                                                             Guarantor     Guarantor
                                                                   ICII    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                                 --------- ------------- -------------  ------------- ------------
                                                                                          (In thousands)
Net cash provided by (used in) operating activities............. $ 57,243       $(7,515)    $  63,468       $  6,732     $ 119,928
                                                                 --------       -------     ---------       --------     ---------
Cash flows from investing activities:
  Net change in interest bearing deposits.......................   (4,115)          423            --           (701)       (4,393)
  Sales of securities available for sale........................    4,875            --            --             --         4,875
  Purchase of securities available for sale.....................       --            --       (13,222)            --       (13,222)
  Proceeds from sale of IMH stock...............................    1,515         8,849            --             --        10,364
  Proceeds from sale of ICCMIC stock............................    5,437            --            --             --         5,437
  Net change in loans held for investment.......................      (37)       (3,411)      (11,666)           146       (14,968)
  Net change in investment in subsidiaries......................   (2,106)           --            --          2,106            --
  Other, net....................................................      847         3,455          (838)            97         3,561
                                                                 --------       -------     ---------       --------     ---------
Net cash provided by (used in) investing activities.............    6,416         9,316       (25,726)         1,648        (8,346)
                                                                 --------       -------     ---------       --------     ---------

Cash flows from financing activities:
  Net decrease in deposits......................................       --            --      (121,286)       (18,310)     (139,596)
  Advances from Federal Home Loan Bank..........................       --            --        30,000             --        30,000
  Repayments to the Federal Home Loan Bank......................       --            --       (50,000)            --       (50,000)
  Net change in other borrowings................................  (19,261)       (7,396)      (67,742)        (6,651)     (101,050)
  Proceeds from issuance of mandatorily redeemable cumulative
   preferred stock                                                 30,000            --            --             --        30,000
  Repurchase and retirement of common stock.....................  (29,460)           --            --             --       (29,460)
  Repurchase of Senior Notes....................................  (17,308)           --            --             --       (17,308)
  Repurchase of company obligated mandatorily redeemable
   preferred securities of subsidiary trust holding solely
   debentures of the company ("ROPES")..........................   (6,628)           --            --             --        (6,628)
  Other, net....................................................     (421)        4,366        (3,789)        (1,731)       (1,575)
                                                                 --------       -------     ---------       --------     ---------
Net cash used in financing activities...........................  (43,078)       (3,030)     (212,817)       (26,692)     (285,617)
                                                                 --------       -------     ---------       --------     ---------
  Net change in cash............................................   20,581        (1,229)     (175,075)       (18,312)     (174,035)
  Cash at beginning of period...................................    3,224           725       296,259         (2,436)      297,772
                                                                 --------       -------     ---------       --------     ---------
  Cash at end of period......................................... $ 23,805       $  (504)    $ 121,184       $(20,748)    $ 123,737
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

Overview of Consolidated Operations

     At September 30, 2000, our total assets were $2.3 billion as compared to $2.2 billion at December 31, 1999. Our total net loans increased $112.0 million to $1.6 billion at September 30, 2000 as compared to $1.5 billion at December 31, 1999.

     Our borrowings and long term debt decreased by $29.9 million for the nine months ended September 30, 2000 as compared to December 31, 1999 due to the repurchase of $23.1 million of our Senior Notes and ROPES and a net decrease in other borrowings of $6.9 million. Our deposits at SPB increased $90.4 million or 5.58% during the nine months ended September 30, 2000, which provided the majority of the liquidity for the growth in our loan portfolios.

     Our non-performing assets and non-accrual loans and leases increased to $93.2 million and $91.3 million at September 30, 2000 from $105.5 million and $101.1 million at June 30, 2000, and $64.4 million and $59.4 million at December 31, 1999, respectively. The increase in non-performing assets and non-accrual loans occurred primarily in the CBC, Loan Participation and Investment Group ("LPIG") and Imperial Warehouse Finance ("IWF") portfolios. At September 30, 2000, the allowance for loan and lease losses was $57.8 million as compared to $31.8 million at December 31, 1999. The ratio of the allowance for loan and lease losses to total loans held for investment increased to 4.45% at September 30, 2000 as compared to 2.50% at December 31, 1999. The ratio of the allowance for loan and lease losses to non-accrual loans and leases increased to 63.37% at September 30, 2000 as compared to 53.64% at December 31, 1999. Excluding the non-accrual loans acquired in connection with the LHO acquisition, the coverage ratio increased to 71.13% at September 30, 2000 as compared to 62.12% at December 31, 1999.

Consolidated Results of Operations

     We reported a net loss for the quarter ended September 30, 2000 of $24.0 million or $0.75 diluted net loss per share including a loss from discontinued operations of $1.1 million or $0.03 diluted net loss per share and an extraordinary gain on the early extinguishment of debt of $312,000 or $0.01 diluted net income per share. The operating results for the quarter ended September 30, 2000 were primarily impacted by continued high levels of non-performing loans resulting in an increased provision for loan and lease losses of $27.5 million, a loss on sales of problem loans of $2.9 million, and foregone interest income of approximately $2.6 million. Additionally during the quarter we incurred litigation settlement costs of $7.0 million and goodwill write-offs of $4.1 million. For the same period last year, we reported net income of $8.2 million or $0.24 diluted net income per share including an operating loss from discontinued operations of $722,000 or $0.02 diluted net loss per share and an extraordinary gain on the early retirement of debt of $3.7 million or $0.10 diluted net income per share.

     The net loss for the nine months ended September 30, 2000 was $58.7 million or $1.79 diluted net loss per share including an operating loss from discontinued operations of $1.1 million or $0.03 diluted net loss per share and an extraordinary gain on the early extinguishment of debt of $2.4 million or $0.07 diluted net income per share. Our operations for the nine months ended September 30, 2000 were similarly impacted by the factors described above. For the same period last year, we reported a net loss of $10.9 million or $0.31 diluted net loss per share including a loss from discontinued operations of $722,000 or $0.02 diluted net loss per share after an extraordinary gain on the early retirement of debt of $3.7 million or $0.11 diluted net income per share.

Interest Income, Interest Expense and Net Interest Income

     During the quarter ended September 30, 2000, interest income increased 16% to $57.3 million as compared to $49.5 million for the same period last year. For the nine months ended September 30, 2000, interest income increased 10% to $170.8 million as compared to $154.8 million for the same period last year. Interest income increased primarily as a result of increases in both the portfolio base rate and the average balance of outstanding loans at CBC, IPLD, and LHO, partially offset by an increase in non-accrual loans. The average yield on loans at SPB increased to 11.05% during the quarter ended September 30, 2000 as compared to 10.60% in the same period last year. The Company's total net outstanding loans increased to $1.6 billion at September 30, 2000 as compared to $1.5 billion at December 31, 1999 and $1.6 billion at September 30, 1999. Average non-accrual loans and foregone interest income were approximately $99.0 million and $2.6 million for the quarter ended September 30, 2000 as compared to approximately $60.3 million and $1.6 million for the same period last year.

     Interest expense was $37.1 million for the quarter ended September 30, 2000 as compared to $30.4 million for the same period last year. The increase in interest expense primarily resulted from an increase in both the cost and the average outstanding balance of the Federal Deposit Insurance Corporation ("FDIC") insured deposits of SPB. SPB's deposits increased to $1.7 billion at September 30, 2000 as compared to $1.6 billion at September 30, 1999. The average cost of deposits at SPB increased to 6.49% during the quarter ended September 30, 2000 as compared to 5.47% in the same period last year. The increase in the average cost of deposits at SPB primarily occurred as a result of several increases in the interest rate environment during the year. Interest on other borrowings also increased as a result of the ICCMIC acquisition, which was completed on March 28, 2000. Outstanding debt at ICCMIC totaled $66.0 million at September 30, 2000. The interest expense on ICCMIC's debt was $1.2 million for the quarter ended September 30, 2000. The increases in interest on deposits and other borrowings were partially offset by a decrease in interest on long-term debt. Interest on long-term debt decreased 29% to $5.9 million for the quarter ended September 30, 2000 as compared to $8.3 million for the same period last year. The decrease in interest on long-term debt resulted from the repurchase of long-term debt and preferred stock during the previous twelve months. Interest expense for the nine months ended September 30, 2000, increased to $104.8 million as compared to $90.1 million for the same period last year.

     Net interest income for the quarter ended September 30, 2000 increased 5% to $20.1 million as compared to $19.1 million for the same period last year. Net interest income increased for the quarter ended September 30, 2000 as a result of the growth in the Company's loan portfolio, partially offset by an increase in non-accrual loans and increased deposit costs. For the nine months ended September 30, 2000, net interest income increased to $66.0 million as compared to $64.7 million for the same period last year for reasons similar to those of the most recent quarter.

Provision for Loan and Lease Losses

     The provision for loan and lease losses for the quarter ended September 30, 2000 was $27.5 million as compared to $3.7 million for the same period last year. Net charge-offs for the quarter ended September 30, 2000 were $19.9 million as compared to $6.6 million in the same period last year. During the quarter ended September 30, 2000, net charge offs were $7.1 million at CBC, $1.5 million at LPIG, $7.7 million at IWF, and $3.6 million in all other portfolios. During the quarter and nine months ended September 30, 2000, the Company charged off $2.6 million and $7.1 million, respectively, as a result of alleged fraud relating to one customer of IWF. For the nine months ended September 30, 2000, the provision for loan and lease losses was $114.7 million as compared to $28.1 million for the same period last year. The higher provision for loan and lease losses is primarily related to increased non-performing assets and management's decision to aggressively work out or dispose of increased levels of non-accrual and potential problem loans.

Fee and Other Income

     Our loss on sale of loans and leases was $2.3 million for the quarter ended September 30, 2000 as compared to a gain on sale of loans and leases of $1.2 million for the same period last year. Our loss on sale of loans and leases was $1.9 million for the nine months ended September 30, 2000 as compared to a gain on sale of loans and leases of $4.9 million for the same period last year. The decrease was primarily due to the retention of a higher percentage of multifamily real estate loans originated by IPLD in our loan portfolio and the sale of potential problem loans.

     Sales of IPLD loans during the quarter ended September 30, 2000 were $37.9 million, generating a gain on sale of $604,000. For the nine months ended September 30, 2000, the Company sold $71.4 million of loan participations, $74.8
million of IPLD loans and $7.5 million of consumer loans.   During the quarter
ended September 30, 1999, the Company sold $16.8 million of IPLD loans generating a gain of $7,000. For the nine months ended September 30, 1999, the Company sold $170.9 million of IPLD loans and $21.8 million of loan participations generating gains (losses) of $3.1 million and ($154,000), respectively.

     During the quarter ended September 30, 2000, the Company sold $7.7 million of non-performing and $20.8 million of potential problem credits resulting in charge offs of $2.7 million and a loss on sale of $2.9 million. The loans sold were comprised of $20.0 million of SPB's participations in nationally syndicated loans (included in the $71.4 million discussed above) and $8.5 million of single family residential loans. Sales of non-accrual or potential problem loans may continue in the fourth quarter of 2000.

     Asset management fees decreased to $821,000 for the quarter ended September 30, 2000 as compared to $2.5 million for the same period last year. Asset management fees decreased to $2.5 million for the nine months ended September 30, 2000 as compared to $8.5 million for the same period last year. The decrease in both periods was primarily due to the termination of the ICCMIC asset management agreement and decreased average outstanding assets under management.

     For the quarter ended September 30, 2000 investment banking and brokerage fees at ICG decreased to $6.2 million from $8.0 million for the same period last year. For the nine months ended September 30, 2000, investment banking and brokerage fees increased to $21.1 million as compared to $19.9 million for the same period last year. The increase in investment banking and brokerage revenues for the nine months ended September 30, 2000 primarily resulted from the receipt of investment banking fees related to the Auto Finance Group ("AFG") transaction. ICG acted as the investment banker for AFG and received gross compensation of approximately $4.0 million from the sale of AFG and the Canadian Auto Auction Group ("CAAG").

     Gain on sale of securities decreased to $161,000 for the quarter ended September 30, 2000 as compared to $1.8 million for the same period last year. Gain on sale of securities increased to $13.1 million for the nine months ended September 30, 2000 as compared to $3.1 million for the same period last year. The increase for the nine months ended September was primarily attributable to the sale of our minority interest in AFG, a majority owner of CAAG. The sale resulted in gross pre-tax cash proceeds to our parent company of approximately $23.3 million, and a pre-tax gain on sale of securities totaling $12.4 million. Gain on sale of securities for the nine months ended September 30, 2000 also includes a $1.1 million gain on sale of securities from the exercise of warrants in the equity securities of a CBC borrower and the subsequent sale of its stock. CBC obtains warrants from its customers in the ordinary course of its asset-based lending business.

     For the quarter ended September 30, 2000, net mark-to-market losses on loans and securities held for sale were $4.3 million as compared to mark-to-market losses of $422,000 for the same period last year. For the nine months ended September 30, 2000, net mark-to-market losses on loans and securities held for sale were $8.0 million as compared to mark-to-market losses of $25.7 million for the same period last year. The mark-to-market losses for the quarter ended September 30, 2000 were primarily related to a $2.6 million decline in the value of the retained interests in lease securitizations at IBC, a $614,000 decline in the value of $70.8 million of outstanding syndicated bank loans funded through total return swaps, and a $1.1 million mark-to-market loss on all other trading securities, including retained interests in mortgage backed securities. The mark to market adjustments are primarily the result of increased loan and lease defaults, volatility in the secondary market for nationally syndicated loans, and increased discount rates. The mark-to-market losses for the nine months ended September 30, 2000 were primarily related to a $1.2 million decline in the value of our investment in Pacifica Partners I, L.P., and a $3.6 million decline in the value of the retained interests in lease securitizations at IBC, and a $1.2 million decline in the value of $70.8 million of outstanding syndicated bank loans funded through total return swaps. We wrote down these investments as a result of increased spreads, decreased estimated cash flows, and increased loss assumptions.

     The quarter and nine months ended September 30, 2000 include $2.9 million and $5.6 million of rental income from the real property obtained as a result of our acquisition of ICCMIC on March 28, 2000, respectively. There was no rental income in the same periods last year.

Noninterest Expense

     Total noninterest expenses during the quarter ended September 30, 2000 increased 33% to $33.5 million as compared to $25.2 million for the same period last year. The increase in expenses for the quarter ended September 30, 2000 as compared to the same period in the prior year primarily resulted from increased legal and professional fees related to litigation settlements, real property expenses, and the write off of goodwill. Excluding these items, noninterest expenses were $20.7 million, an 18% decrease from the same period last year. Total noninterest expenses during the nine months ended September 30, 2000 increased 7% to $92.2 million as compared to $85.9 million for the same period last year. The increase was primarily the result of litigation settlements and real property expense. Excluding the same items listed above, and the ICCMIC acquisition costs, noninterest expenses were $68.8 million, a 20% decrease from the same period last year.

     The decrease in noninterest expenses excluding litigation settlement costs, real property expense, and the write-off of goodwill primarily related to reductions in personnel expenses. At September 30, 2000, we had 537 Full Time Equivalent Employees ("FTE") as compared to 644 FTE at September 30, 1999. As a result of the significant decrease in FTE, our personnel expenses have decreased to $9.8 million for the quarter ended September 30, 2000 as compared to $11.8 million for the same period last year.

     In October 2000, we reached an agreement with the plaintiffs to settle the securities class action litigation identified as In re Southern Pacific Funding Corporation Securities Litigation, Lead Case No. CV98-1239-MA, in the U.S. District Court for the District of Oregon. Our company was the sole remaining defendant in the case which, as a result of this settlement, is expected to be dismissed in the near future by the Court. Our parent company has paid $3.0 million to the plaintiffs' settlement fund and agreed to issue warrants to purchase three million shares of our company's Common Stock with an exercise price of $3.00 per share. The warrants will have a term of seven years from the date of issuance. The Common Stock to be issued upon the exercise of the warrants will be registered and freely tradable and have the same rights as our company's existing Common Stock. The warrants will have change of control and typical anti-dilution and adjustment features. The settlement of this, and other litigation resulted in charges totaling approximately $7.0 million during the quarter ended September 30, 2000.

          As a result of the ICCMIC acquisition in the first quarter of 2000, we incurred property expenses related to the income producing properties owned at ICCMIC. Real property expenses totaled $1.6 million for the quarter and $3.0 million for the nine months ended September 30, 2000. There were no real property expenses incurred in 1999.

     During the quarter ended September 30, 2000, we wrote off the remaining $4.1 million balance of goodwill related to our loan documentation and signing business as this business unit has not been profitable since its acquisition, and was not anticipated to be profitable in the near future.

     During the quarter and nine months ended September 30, 2000, we recorded an income tax benefit of $10.0 million and $35.4 million, respectively. At September 30, 2000, our net income taxes receivable of $17.8 million consisted of a gross deferred tax asset of approximately $58.7 million, a gross deferred tax liability of approximately $45.4 million and a current tax receivable of approximately $4.5 million.

     In order to realize the deferred tax asset, our company will need to generate future taxable income of approximately $150 million. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the entire balance of the deferred tax asset. In reaching this conclusion, we anticipate that our company should be able to generate the required amount of future taxable income. We expect to accomplish this as our earnings improve from our recent history as a result of reduced credit losses, which are expected to occur from the recent changes made to our credit underwriting and credit administration function.

CORE BUSINESS LINES

     The following table reflects average loans and leases outstanding and the average yields earned on our core business units for the quarter and nine months ended September 30, 2000 and 1999:

                  For the Quarter Ended September 30,      For the Nine Months Ended September 30,
                  -----------------------------------      ---------------------------------------
                        (Dollars in thousands)                      (Dollars in thousands)

               Average Loans and Leases                    Average Loans and Leases
                     Outstanding          Average Yield          Outstanding          Average Yield
                     -----------          -------------          -----------          -------------

Business Line
-------------

                    2000         1999      2000    1999        2000      1999         2000    1999
                    ----         ----      ----    ----        ----      ----         ----    ----
CBC               $841,448     $689,771   12.94%  12.90%     810,161   $641,153       13.29%  13.33%
IWF                 62,648      127,821    7.95    9.63       73,555    139,926        7.62    8.58%
LPIG               172,219      256,787    7.67    6.94%     194,096    242,052        7.58    7.51%
LHO                 75,566           --   12.46      --       51,638         --       12.42      --%
IBC                  1,125       24,375   13.33   14.62        4,947     28,358       13.15   14.91
IPLD               392,717      244,315    9.36    8.95      344,499    208,088        9.28    8.82

     Six of our core businesses are conducted though our largest subsidiary
SPB. SPB is a $1.9 billion industrial bank that includes: CBC, an asset-based lender; IWF, which provides warehouse loans to third party residential mortgage loan originators; LPIG, an investor in syndicated bank loan participations; LHO, a commercial finance lender that provides financing for independent motion picture and television production; IPLD, a multifamily and commercial real estate lending business; and SP Bancapital, our middle-market leasing business. The FDIC insured deposits of SPB primarily fund each of these businesses.

Coast Business Credit

     CBC's net revenues were $4.2 million for the quarter and ($8.6) million for the nine months ended September 30, 2000 as compared to $13.1 million and $24.2 million for the same periods last year, respectively. CBC's net income was $1.4 million for the quarter and net loss was $17.1 million for the nine months ended September 30, 2000 as compared to a net income of $3.9 million and $4.7 million for the same periods last year, respectively.

     The decrease in CBC's net revenues and net income for the quarter ended September 30, 2000 was primarily attributable to an increase in the provision for loan losses partially offset by an increase in net interest income. The decrease in CBC's net revenues and net income for the nine months ended September 30, 2000 was primarily attributable to an increase in the provision for loan losses and total expenses, partially offset by an increase in net interest income. Net revenues include a provision for loan losses of $12.7 million for the quarter and $64.1 million for the nine months ended September 30, 2000 as compared to $3.2 million and $21.5 million for the same periods last year, respectively.

     CBC increased its average outstanding loan balance for the quarter and nine months ended September 30, 2000 to $841.4 million and $810.2 million as compared to $689.8 million and $641.2 million for the same periods last year, respectively.

     As a result of the increase in CBC's average loans outstanding, CBC's net interest income increased $1.8 million to $15.3 million during the quarter ended September 30, 2000 from $13.4 million for the same period last year. Net interest income increased to $47.9 million during the nine months ended September 30, 2000 from $39.3 million for the same period last year. The yield on CBC's loans for the quarter ended September 30, 2000 increased to 12.94% as compared to 12.90% for the same period last year primarily resulting from an increase in the prime rate and increased loan fees, partially offset by an increase in non-accrual loans. The yield on CBC's loans for the nine months ended September 30, 2000 decreased to 13.29% as compared to 13.33% for the same period last year primarily resulting from decreased loan prepayment fees and an increase in CBC's non-accrual loans.

     CBC earned other income totaling $1.6 million during the quarter ended September 30, 2000 as compared to $2.8 million for the same period last year. CBC earned other income totaling $7.6 million during the nine months ended September 30, 2000 as compared to $6.4 million for the same period last year. Other income for the nine months ended September 30, 2000 includes $1.1 million in gain on sale of securities. CBC recorded the $1.1 million gain on sale of securities from the exercise of warrants in the equity securities of a borrower and the subsequent sale of its stock in the second quarter of 2000. CBC obtains warrants from its customers in the ordinary course of its asset-based lending business. The remaining balance of other income primarily consists of audit and other fees charged by CBC to its customers.

     CBC's total expenses were $4.8 million for the quarter ended September 30, 2000 as compared to $6.2 million for the same period last year. CBC's total expenses were $18.6 million for the nine months ended September 30, 2000 as compared to $16.0 million for the same period last year. Total expenses decreased for the quarter ended September 30, 2000 as compared to the same period last year primarily due to reduced personnel costs. Personnel costs decreased as a result of reduced CBC executive management bonus expense. Total expenses increased for the nine months ended September 30, 2000 as compared to the same period last year primarily due to higher personnel, occupancy and general and administrative expenses associated with CBC's loan portfolio growth.

     At September 30, 2000, CBC's non-accrual loans were $37.6 million as compared $22.2 million at December 31, 1999. At September 30, 2000, no CBC loans were 90 days delinquent and accruing interest. CBC incurred net charge offs of $7.1 million for the quarter ended September 30, 2000 as compared to $41.9 million for the prior period ended June 30, 2000 and $2.1 million for the same period last year. For the nine months ended September 30, 2000, net charge offs were $53.5 million as compared to $15.2 million during the same period last year. Non-performing loans at CBC are collateralized by accounts receivable, inventory and other assets including FF&E and real estate. See "Consolidated Results of Operations - Provision for Loan and Lease Losses."

     CBC's FTE increased to 149 FTE at September 30, 2000 as compared to 144 FTE at September 30, 1999.

Imperial Warehouse Finance

     IWF's net revenues were ($5.9) million for the quarter and ($14.7) million for the nine months ended September 30, 2000 as compared to $2.3 million and $3.3 million for the same periods last year, respectively. IWF's net loss was $4.9 million for the quarter and $11.2 million for the nine months ended September 30, 2000 as compared to net income of $888,000 and $832,000 for the same periods last year, respectively.

     The decrease in IWF's revenues and increase in net loss for the quarter and nine months ended September 30, 2000 was primarily associated with the increased provision for loan losses coupled with a decrease in net interest income. Net revenues and net income were negatively affected by an increased provision for loan losses of $6.1 million for the quarter and $15.6 million for the nine months ended September 30, 2000 as compared to a recovery for loan losses of $433,000 and a provision of $1.6 million for the same periods last year, respectively. The increase in the provision for loan losses resulted from a higher level of net charge offs and increased non-accrual loans at September 30, 2000 as compared to the same period last year.

     The decrease in IWF's net revenues and net income for the quarter and nine months ended September 30, 2000 was also attributable to the decrease in IWF's average outstanding loan balance, increase in non-accrual loans, and corresponding decreased net interest income. IWF's average loans outstanding for the quarter and nine months ended September 30, 2000 decreased to $62.6 million and $73.6 million as compared to $127.8 million and $139.9 million for the same periods last year, respectively.

     As a result of the decrease in IWF's average loans outstanding, IWF's net interest income decreased $1.3 million to $154,000 during the quarter ended September 30, 2000 compared to $1.5 million for the same period last year. Net interest income decreased to $615,000 during the nine months ended September 30, 2000 compared to $3.6 million for the same period last year. The yield on IWF's loans for the quarter ended September 30, 2000 decreased to 7.95% as compared to 9.63% for the same period last year. The yield on IWF's loans for the nine months ended September 30, 2000, decreased to 7.62% as compared to 8.58% for the same period last year. The decrease in yield during the quarter and nine months ended September 30, 2000 was primarily due to an increase in the balance of non-accrual loans as a percentage of IWF's total outstanding loans.

     IWF earned other income totaling $35,000 during the quarter and $222,000 for the nine months ended September 30, 2000 as compared to $379,000 and $1.3 million for the same periods last year, respectively. IWF's other income primarily consists of loan transaction fees. Loan transaction fees decreased as a result of decreased loan commitments and loans funded on IWF's warehouse lines.

     IWF's total expenses were $1.2 million for the quarter ended September 30, 2000 as compared to $713,000 for the same period last year. IWF's total expenses were $3.1 million for the nine months ended September 30, 2000 as compared to $1.9 million for the same period last year. Total expenses increased for the quarter and nine months ended September 30, 2000 as compared to the same periods last year primarily due to higher personnel and legal and professional expenses. The increase in personnel expenses for the nine months ended September 30, 2000 was primarily associated with IWF's relocation to Torrance, California from its former headquarters in Voorhees, New Jersey. The increase in professional and legal expenses for the quarter and nine months ended September 30, 2000 was primarily associated with increased legal costs which occurred as a result of increased collection efforts by IWF of its non performing loans.

     At September 30, 2000, IWF's non-accrual loans were $11.5 million as compared to $7.8 million at December 31, 1999. At September 30, 2000, no IWF loans were 90 days delinquent and accruing interest. IWF incurred net charge offs of $3.8 million for the quarter ended September 30, 2000 as compared $1.6 million for the same period last year. For the nine months ended September 30, 2000, net charge offs were $10.3 million as compared to $1.6 million during the same period last year.

     As of the end of June 2000, IWF had advanced approximately $9.5 million to Island Mortgage Network ("Island") under its mortgage loan warehouse program. IWF became aware on June 30, 2000 that New York state banking regulators suspended Island's license. Island is a subsidiary of AppOnline.com. AppOnline.com is reported to have had an estimated $150 million in open mortgage loans on June 30 when New York state banking regulators suspended the license of its lending arm, Island. On July 19, 2000, AppOnline.com Inc. filed for Chapter 11 bankruptcy protection. We, along with other lenders, moved for appointment of a trustee, who was appointed recently. During the nine months ended June 30, 2000, we charged off $7.1 million of the Island warehouse advance. During the second quarter ended June 30, 2000, IWF charged off $4.4 million of the total advance on this line as IWF was unable to obtain valid collateral. During the quarter ended September 30, 2000, IWF charged off an additional $2.7 million of advances under this line when it became apparent that the collateral that was held by IWF was fraudulently submitted to IWF. We are seeking recovery by all means possible, including legal action and insurance claims.

     In October 2000, we hired a new President of IWF. The new President has 15 years of mortgage banking experience including retail, wholesale, bulk acquisitions and warehouse lending.

     IWF's FTE decreased to 11 FTE at September 30, 2000 as compared to 25 FTE at September 30, 1999. IWF's FTE during September 30, 1999 temporarily increased as a result of the relocation of IWF's headquarters to Torrance, California from its former headquarters in Voorhees, New Jersey. At October 31, 1999, IWF had 15 FTE employees.

Loan Participation and Investment Group

     LPIG's net revenues were ($6.9) million for the quarter and ($28.2) million for the nine months ended September 30, 2000 as compared to ($1.9) million and $2.0 million for the same periods last year, respectively. LPIG's net loss was $5.4 million for the quarter and $18.4 million for the nine months ended September 30, 2000 as compared to a net loss of $1.3 million and net income of $514,000 for the same periods last year, respectively.

     The decrease in LPIG's net revenues and increase in net loss for the quarter and nine months ended September 30, 2000 were primarily associated with an increased provision for loan losses. Net revenues include a provision for loan losses of $5.1 million for the quarter and $28.9 million for the nine months ended September 30, 2000 as compared to $3.1 million and $5.3 million for the same periods last year, respectively.

     LPIG's average loans outstanding decreased for the quarter and nine months ended September 30, 2000 to $172.2 million and $194.1 million as compared to $256.8 million and $242.1 million for the same periods last year, respectively.

     As a result of the decrease in LPIG's average loans outstanding and increase in non-accrual loans, LPIG's net interest income decreased to $935,000 during the quarter ended September 30, 2000 compared to $1.8 million for the same period last year. Net interest income decreased to $4.0 million during the nine months ended September 30, 2000 compared to $6.2 million for the same period last year. The yield on LPIG's loans for the quarter ended September 30, 2000 increased to 7.67% as compared to 6.94% for the same period last year. The yield on LPIG's loans for the nine months ended September 30, 2000 increased to 7.58% as compared to 7.51% for the same period last year.

     LPIG's other income totaled ($2.7) million during the quarter ended September 30, 2000 as compared to ($630,000) for the same period last year. LPIG's other income totaled ($3.2) million during the nine months ended September 30, 2000 as compared to other income of $1.2 million for the same period last year. The decrease in other income for both periods was primarily the result of increased mark-to-market losses on nationally syndicated bank loans funded through total return swaps and losses on sales of potential problem LPIG loans.

     LPIG's total expenses were relatively unchanged at $377,000 for the quarter ended September 30, 2000 as compared to $413,000 for the same period last year. LPIG's total expenses were unchanged at $1.1 million for the nine months ended September 30, 2000 and the same period last year.

     We are not originating any new commitments for LPIG at this time since we believe that the capital that is currently being deployed at SPB to support LPIG's business could be better utilized in our other core businesses. As such, we anticipate that the current outstanding balance of LPIG's loans will decrease over time as this portfolio runs-off.

     LPIG's FTE was unchanged with 4 FTE at September 30, 2000 and September 30, 1999.

The Lewis Horwitz Organization

     LHO was acquired by our company in October of 1999 and did not have any comparable net revenues, net income, or expenses for prior periods. LHO's net revenues were $1.9 million for the quarter and $3.4 million for the nine months ended September 30, 2000. LHO's net income was $480,000 for the quarter and $137,000 for the nine months ended September 30, 2000.

     LHO's net interest income was $1.3 million for the quarter and $3.5 million for the nine months ended September 30, 2000. LHO's average loans outstanding and average yields for the quarter ended September 30, 2000 were $75.6 million and 12.46%. LHO's average loans outstanding and average yields for the nine months ended September 30, 2000 were $51.6 million and 12.42%.

     LHO's total expenses were $1.1 million for the quarter and $3.2 million for the nine months ended September 30, 2000.

     At September 30, 2000, LHO's non-accrual loans were $9.9 million as compared to $8.2 million at December 31, 1999. LHO has not incurred any charge offs of non-accrual loans since the acquisition in October of 1999. Non-performing loans at LHO are supported by the existing and estimated value of all future distribution rights of the film or television production. All of LHO's non-accrual loans were acquired from Imperial Bank under the terms of the LHO purchase agreement, and are carried at their estimated realizable values.

     LHO had 16 FTE at September 30, 2000.

Imperial Business Credit

     During the second quarter of 2000, we decided to cease originations of all small ticket leases by IBC. During April 2000, we sold or closed IBC's remaining origination offices. IBC's future operations will primarily consist of servicing its remaining small ticket leases and the new originations of SPB's middle market leasing group.

     IBC's net revenues were ($359,000) for the quarter and $3.5 million for the nine months ended September 30, 2000 as compared to $1.2 million and $5.0 million for the same periods last year, respectively. IBC incurred a net loss of $1.2 million for the quarter and a net loss of $1.7 million for the nine months ended September 30, 2000 as compared to net loss of $876,000 and a net loss of $1.8 million for the same periods last year, respectively. IBC's net revenues decreased and net loss increased for the quarter ended September 30, 2000 as compared to same periods last year primarily due to reduced gain on sale revenues as a result of the cessation of small ticket lease originations, and ongoing mark-to-market losses on IBC's retained interest in lease securitizations. IBC's net revenues were relatively unchanged for the nine months ended September 30, 2000 as compared to same period last year, while IBC's net loss decreased from the prior year due to reduced expenses as a result of the closure of IBC's lease origination offices.

     IBC originated $0 and $30.9 million of leases for the quarter and nine months ended September 30, 2000, as compared to $31.2 million and $91.3 million for the same periods last year, respectively. IBC securitized leases of $3.4 million and $47.0 million during the quarter and nine months ended September 30, 2000, generating gain on sale revenue of $81,000 and $563,000, or 2.4% and 1.2% of the principal balance securitized, respectively. For the quarter and nine months ended September 30, 1999, IBC securitized leases of $31.5 million and $91.4 million, generating gain on sale revenue of $1.0 million and $3.2 million, or 3.2% and 2.5% of the principal balance securitized.

     IBC's net interest income increased to $577,000 during the quarter ended September 30, 2000 as compared to $346,000 for the same period last year. IBC's net interest income increased to $1.8 million during the nine months ended September 30, 2000 as compared to $1.1 million for the same period last year. The increase in both periods was primarily due to a decrease in borrowings from our parent company.

     IBC also generated other income, including primarily lease servicing fees from leases sold into its securitization facility and mark to market charges on its retained interest in lease securitizations, of ($895,000) for the quarter and $1.8 million for the nine months ended September 30, 2000, as compared to $506,000 and $3.5 million for the same periods last year, respectively. The ongoing mark to market adjustments of $2.6 million during the quarter and $3.6 million for the nine months ended September 30, 2000, are primarily the result of increased lease defaults.

     IBC's total expenses were $1.4 million for the quarter and $6.2 million for the nine months ended September 30, 2000 as compared to $2.8 million and $8.2 million for the same periods last year, respectively. Total expenses decreased for the quarter and nine months ended September 30, 2000 as compared to the same periods last year primarily due to reduced personnel expenses as a result of ceasing originations of all small ticket leases in the second quarter of 2000 and closing all of IBC's lease origination offices.

     At September 30, 2000, IBC's non-accruing leases were $64,000 as compared to $77,000 at December 31, 1999.

     IBC's FTE decreased to 53 FTE at September 30, 2000 compared to 91 FTE at September 30, 1999.

Income Property Lending Division

     IPLD's net revenues were $3.6 million for the quarter and $10.0 million for the nine months ended September 30, 2000 as compared to $2.5 million and $9.1 million for the same periods last year, respectively. Net income was $1.3 million for the quarter and $2.7 million for the nine months ended September 30, 2000 as compared to $159,000 and $1.4 million for the same periods last year, respectively. The increase in revenues and net income for the quarter and nine months ended September 30, 2000 as compared to the same period last year primarily resulted from increased net interest income, partially offset by reduced gain on sale of loans.

     IPLD originated $56.2 million of loans for the quarter ended September 30, 2000 as compared to $92.3 million of loans for the same period last year. During the quarter ended September 30, 2000, IPLD sold $37.9 million of its loans, generating a gain on sale of $604,000 or 1.6% of the principal balance of loans sold. IPLD sold $16.8 million of its loans for the quarter ended September 30, 1999, generating a gain on sale of $7,000, or 0.04% of the principal balance of loans sold. IPLD originated $183.7 million of loans for the nine months ended September 30, 2000 as compared to $243.8 million of loans for the same period last year. IPLD sold $74.8 million of its loans during the nine months ended September 30, 2000, generating a gain on sale of $875,000 or 1.2% of the principal balance of loans sold. IPLD sold $169.8 million of its loans during the nine months ended September 30, 1999, generating a gain on sale of $3.1 million or 1.8% of the principal balance of loans sold, respectively.

     Gain on sale of loans as a percentage IPLD's loans sold decreased for the nine months ended September 30, 2000 as compared to the same periods last year due to decreased interest margins and a decrease in demand for small balance income property loans in the secondary market. The volume of loans sold in both periods decreased as a result retaining for portfolio a higher level of multifamily real estate loans originated by IPLD. Although our recent strategy has called for the retention of a higher level of loans originated by IPLD, we anticipate increased sales volumes of IPLD originated loans for the next several quarters in an effort to manage the total loan portfolio of SPB.

     IPLD's net interest income was $3.0 million for the quarter and $8.7 million for the nine months ended September 30, 2000, as compared to $2.2 million and $6.9 million for the same periods last year, respectively. The increase in both periods was primarily the result of an increased average balance of outstanding loans and increased average yield. IPLD's average outstanding loan balance for the quarter and nine months ended September 30, 2000, increased to $392.7 million and $344.5 million as compared to $244.3 million and $208.1 million for the same periods last year, respectively. The increase in both periods was primarily the result of our recent strategy to retain for portfolio a higher level of multifamily real estate loans originated by IPLD. The increase in IPLD's loan yields to 9.36% and 9.28% for the quarter and nine months ended September 30, 2000 as compared to 8.95% and 8.82% for the same periods last year, respectively, was primarily due to an overall increase in LIBOR interest rates over the preceding twelve months.

     IPLD earned total other revenues of $776,000 for the quarter and $1.5 million for the nine months ended September 30, 2000 as compared to $418,000 and $2.3 million for the same periods last year, respectively. The significant reduction in the nine months ended September 30, 2000 was a result of decreased gain on sale of loans.

     IPLD's total expenses were $1.6 million for the quarter and $5.7 million for the nine months ended September 30, 2000 as compared to $2.2 million and $6.7 million for the same periods last year, respectively. Total expenses decreased for the quarter and nine months ended September 30, 2000 as compared to the same period last year primarily due to lower personnel, telephone and other communications, and lower general and administrative expenses relating to decreased personnel and loan origination volumes.

     At September 30, 2000, IPLD's non-accrual loans were $2.4 million or 0.06% of its outstanding loan portfolio, as compared to $237,000 or 0.09% of its outstanding loan portfolio at December 31, 1999.

     FTE decreased to 58 FTE at September 30, 2000 compared to 73 FTE at September 30, 1999.

Asset Management Activities ("AMA")

     AMA's net revenues were $618,000 for the quarter and $2.3 million for the nine months ended September 30, 2000 as compared to $2.4 million and $7.9 million for the same periods last year, respectively. AMA's net income was $77,000 for the quarter and $117,000 for the nine months ended September 30, 2000 as compared to $61,000 and $313,000 for the same periods last year, respectively. AMA's net revenues decreased primarily as a result of lower asset management fees due to the termination of the ICCMIC asset management agreement and decreased average outstanding other assets under management. The balance of assets under management decreased to $552.0 million at September 30, 2000 as compared to $1.3 billion at September 30, 1999. The decrease was primarily due to our acquisition of ICCMIC in the first quarter of 2000. At September 30, 2000, there were no

ICCMIC assets under management as compared to $688.0 million at September 30, 1999. (See Footnote 13 - "Imperial Credit Commercial Mortgage Investment Corp. Transaction"). At September 30, 2000, our assets under management were $482.0 million at Pacifica Partners I L.P. ("Pacifica") and $70.0 million at the Cambria Investment Partnership I, L.P. ("Cambria"). At September 30, 1999, our assets under management were $484.2 million at Pacifica and $134.3 million at Cambria.

     Total expenses from AMA activities were $500,000 for the quarter and $2.1 million for the nine months ended September 30, 2000 as compared to $2.3 million and $7.3 million for the same periods last year, respectively. The decrease in total expenses was primarily due to a decrease in personnel expenses at Imperial Credit Commercial Asset Management Corp. ("ICCAMC"), our wholly owned subsidiary, related to the termination of the ICCMIC asset management agreement.

     Total AMA FTE decreased to 7 FTE at September 30, 2000 compared to 33 FTE at September 30, 1999.

Imperial Capital Group

     ICG's net revenues decreased to $6.3 million for the quarter and increased to $20.9 million for the nine months ended September 30, 2000 as compared to $7.9 million $19.5 million for the same periods last year, respectively. ICG's pre tax income decreased to $415,000 for the quarter and increased to $2.8 million for the nine months ended September 30, 2000 as compared to $2.3 million and $2.0 million for the same periods last year, respectively.

     ICG's net revenue primarily consists of investment banking and brokerage fees. The decrease in net revenue and pre-tax income for the quarter ended September 30, 2000 primarily resulted from decreased fees received for successful corporate finance transactions completed by ICG through private placements, partially offset by increased trading gains. The increase in net revenue and pre-tax income for the nine months ended September 30, 2000 primarily resulted from increased fees received for successful corporate finance transactions completed by ICG through private placements and increased trading gains, partially offset by decreased trading commission revenues. For the nine months ended September 30, 2000, ICG raised $184.5 million of total debt and equity proceeds for their customers as compared to $128.0 million for the nine months ended September 30, 1999.

     ICG's total expenses were $5.9 million for the quarter and $18.2 million for the nine months ended September 30, 2000 as compared to $5.6 million and $17.4 million for the same periods last year, respectively. Total expenses increased for the quarter and nine months ended September 30, 2000 as compared to the same period last year primarily due to increased personnel, and general and administrative expenses resulting from increased corporate finance transactions.

     ICG's FTE decreased to 73 FTE at September 30, 2000 compared to 82 FTE at September 30, 1999.

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

     The net revenues of OCO were ($475,000) for the quarter and $3.3 million for the nine months ended September 30, 2000, as compared to $1.9 million and ($438,000) for the same periods last year, respectively. The net loss of OCO was $8.5 million for the quarter and $6.6 million for the nine months ended September 30, 2000, as compared to net income of $3.2 million and a net loss of $1.3 million for the same periods last year, respectively. Net income for the quarter ended September 30, 2000 includes a $312,000 extraordinary gain from the early extinguishment of debt. OCO incurred net interest expense of $6.0 million for the quarter and $18.6 million for the nine months ended September 30, 2000, as compared to $8.4 million and $23.6 million for the same periods last year, respectively. The net interest expense is primarily related to our company's outstanding long term debt which decreased to $223.9 million at September 30, 2000 as compared to $259.6 million at September 30, 1999.

     The other income of OCO was $391,000 for the quarter and $10.9 million for the nine months ended September 30, 2000, as compared to $6.9 million and $10.2 million for the same periods last year, respectively. Other income decreased for the quarter ended September 30, 2000 as compared to the same period last year primarily as a result of a decrease in mark-to-market gains related to our company's investment in total return swaps related to the Pacifica Partners I Collateralized Loan Obligation ("CLO"). Other income increased in the nine months ended September 30, 2000 as compared to the same period last year primarily as a result of the sale of our minority interest in AFG, a majority owner of CAAG. The sale resulted in gross pre-tax cash proceeds to ICII of approximately $23.3 million, and a pre-tax gain on sale of securities totaling $12.4 million, which is included in OCO's other income.

     Total expenses of OCO were $13.5 million for the quarter and $17.6 million for the nine months ended September 30, 2000 as compared to $2.8 million and $8.2 million for the same periods last year, respectively. Total expenses increased for the quarter and nine months ended September 30, 2000 as compared to the same periods last year primarily due to increased personnel, legal and professional, and goodwill amortization expenses. The increase in expenses for the quarter and the nine months ended September 30, 2000 as compared to the same periods in the prior year primarily resulted from increased legal and professional fees related to litigation settlements and the write off of goodwill.

     OCO's FTE decreased to 49 FTE at September 30, 2000 as compared to 56 FTE at September 30, 1999.

NON-CORE BUSINESS LINES

     We also operate "non-core" businesses, which consist of businesses that we've decided to de-emphasize. We group these businesses into the following categories:

Equity Interests - Represents our equity investments in other publicly traded companies. Effective July 1, 1999, we began accounting for our equity investment in Franchise Mortgage Acceptance Company ("FMC") under the cost method of accounting. Prior to July 1, 1999, we accounted for our investment in FMC under the equity method of accounting. From January 1, through October 31, 1999, we owned an equity interest of 38.3% in FMC. We changed our method of accounting for FMC since we determined that we did not have the ability to exercise significant influence over FMC, and the quarterly results of FMC were not made available to our company. In November 1999 we sold substantially all of our shares of the Bay View Capital Corporation ("Bay View") common stock we received in the FMC/Bay View merger resulting in a gain of approximately $30.1 million. This segment's source of revenue includes our common stock ownership percentage in the equity interests' reported net income or loss in addition to our gains on sales of the equity interests' stock.

De-emphasized/Discontinued/Exited Businesses - Represents our business units we decided to either de-emphasize, discontinue, or exit. We decided to de-emphasize, discontinue or exit these business lines because they were not meeting our expectations. Our exit from these non-core businesses will allow our management to focus on our core business lines that have proven to be our most profitable businesses. Exited Businesses' principal sources of net revenue are interest earned on mortgage and consumer loans and mark-to-market valuations on loan portfolios. Exited Businesses' principal expenses are the merger and other operational costs incurred as a result of the ICCMIC acquisition, interest expense allocations incurred from deposits and inter-company borrowings, and general and administrative expenses.

Equity Interests

     For the quarter and nine months ended September 30, 2000, Equity Interests had no revenues or net income as the result of the sale of our investment in FMC in the fourth quarter of 1999. For the quarter ended September 30, 1999, Equity Interests generated no net revenues or net income. For the nine months ended September 30, 1999, Equity Interests generated revenues of ($53,000) and a net loss of $31,000.

Exited Businesses

     Net revenues of the Exited Businesses were ($2.5) million for the quarter and $6.0 million for the nine months ended September 30, 2000, as compared to $5.2 million and ($8.2) million in the same periods last year, respectively. The net loss of the Exited Businesses was $4.3 million for the quarter and $7.3 million for the nine months ended September 30, 2000, as compared to net income of $1.2 million and a net loss of $16.3 million in the same periods last year, respectively. The decrease in revenues and the increase in the net loss for the quarter ended September 30, 2000 was primarily the result of an increase in the provision for loan and lease losses. The increase in revenues and the decrease in net loss for the nine months ended September 30, 2000 was primarily the result of reduced mark-to-market charges, and the operations of ICCMIC, which was acquired on March 28, 2000.

     Total expenses of the Exited Businesses were $2.3 million for the quarter and $15.7 million for the nine months ended September 30, 2000, as compared to $2.3 million and $19.1 million in the same periods last year, respectively. The decrease in both periods was primarily due to the closure of non-core businesses. Total expenses of the Exited Businesses for the nine months ended September 30, 2000 include $9.4 million in acquisition costs related the ICCMIC transaction.

     The following table reflects the ending outstanding balances of the loans from our Exited Businesses:

                                                                                        Loans and leases
                                                                                  Outstanding at September 30,
                                                                                  ----------------------------
                                                                                         (In thousands)
       Exited Business Line                                                            2000           1999
       --------------------                                                            ----           ----
Auto Lending Division of SPB                                                         $ 2,954        $  9,218
Consumer Lending Division of SPB                                                       1,502          17,112
Alternative Residential Mortgage Division of SPB                                       4,293           8,590
Other exited loan portfolios                                                          91,173         119,931
                                                                                     -------        --------
Total loans and leases from exited businesses                                        $99,922        $154,851
                                                                                     =======        ========

     The above table does not include net outstanding loans from the discontinued operations of AMN which were $2.6 million and $6.0 million at September 30, 2000 and 1999, respectively.

     For the quarter ended September 30, 2000, there were no sales of single-family loans and auto loans. For the quarter ended September 30, 1999, we sold $2.5 million of single-family loans and $30.8 million of auto loans generating a net loss on sale of $15,000. For the nine months ended September 30, 2000, we sold $7.5 million of consumer loans generating a net loss of $458,000. For the nine months ended September 30, 1999, we sold $45.3 million of auto loans, $32.7 million of single family loans, $7.6 million of consumer loans, and the remaining Argentine mortgage loan portfolio of $22.4 million, generating a net gain on sale of $432,000.

     FTE from our Exited Businesses decreased to 4 FTE at September 30, 2000 as compared to 5 FTE at September 30, 1999.

FUNDING

     Our liquidity requirements are met primarily by SPB deposits and to a much lesser extent warehouse lines and loan securitizations or sales. Business operations conducted through the divisions of SPB are primarily financed through FDIC insured deposits, Federal Home Loan Bank (FHLB") borrowings, and capital contributions from our parent company.

Southern Pacific Bank Deposits

     SPB is an FDIC insured industrial bank that is regulated by the California Department of Financial Institutions and the FDIC. See "--Regulatory Matters" for a more detailed description of regulations governing SPB.

     At September 30, 2000 and December 31, 1999, SPB had total deposits of approximately $1.7 billion and $1.6 billion, respectively. SPB solicits both individual and institutional depositors for new accounts through print advertisements and computerized referral networks. During the third quarter of 2000, SPB offered a new deposit product to its customers-money market accounts. SPB began offering money market accounts in an effort to diversify its deposit base, and reduce its overall deposit costs. SPB's average rate on its money market accounts was 5.96% during the quarter ended September 30, 2000. SPB currently maintains two deposit gathering facilities in Southern California. At these facilities, tellers provide banking services to customers such as accepting deposits and making withdrawals. Generally, SPB's certificates of deposit are offered for terms of one to 12 months. The average rate on SPB's deposits was 6.49% during the quarter ended September 30, 2000 as compared to 5.47% during the same period last year.

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

     As an additional source of funds, SPB was approved in 1991 to become a member of the Federal Home Loan Bank of San Francisco. Currently, SPB is approved for borrowings in the amount of $96.9 million from the Federal Home Loan Bank pursuant to a secured line of credit that is automatically adjusted subject to applicable regulations and available pledged collateral. At September 30, 2000, there were $50.0 million of outstanding FHLB advances to SPB.

Securitization Transactions and Loan Sales

     During the quarter ended September 30, 2000, we sold $37.9 million of income property loans and securitized $3.4 million of equipment leases, generating gains of $604,000 and $81,000, respectively. During the quarter ended September 30, 1999, we sold $16.8 million of income property loans and securitized $31.5 million of equipment leases generating gains of $7,000 and $1.0 million, respectively.

     During the nine months ended September 30, 2000, we sold $74.8 million of income property loans, $71.4 million of loan participations, $7.5 million of consumer loans and securitized $47.0 million of equipment leases, generating gains (losses) of $875,000, ($3.5) million, ($458,000) and $563,000, respectively. During the nine months ended September 30, 1999, we sold $169.8 million of income property loans, $21.8 million of loan participations, and securitized $91.4 million of equipment leases generating gains (losses) of $3.1 million, ($154,000) and $3.2 million, respectively.

ASSET QUALITY

Allowance for Loan and Lease Losses

     At September 30, 2000, the allowance for loan and lease losses was $57.8 million as compared to $31.8 million at December 31, 1999. The ratio of the allowance for loan and lease losses to total loans held for investment increased to 4.45% at September 30, 2000 as compared to 2.50% at December 31, 1999 and 2.13% at September 30, 1999. The ratio of the allowance for loan and lease losses to non-accrual loans and leases ("coverage ratio") increased to 63.37% at September 30, 2000 as compared to 48.49% at September 30, 1999. Excluding the non-accrual loans acquired in connection with the LHO acquisition, the coverage ratio increased to 71.13% at September 30, 2000.

     For the quarter ended September 30, 2000, the provision for loan and lease losses was $27.5 million as compared to $3.7 million for the same period last year. The increase was a result of higher levels of net charge offs and an increase in non-accrual loans. As a result of the increase in non-accrual loans, we have decided to aggressively work out or dispose of current non-accrual and potential problem loans, which has also resulted in increased provisions for loan losses. For the nine months ended September 30, 2000, the provision for loan and lease losses was $114.7 million as compared to $28.1 million for the same period last year. The increase was a result of higher levels of net charge offs and an increase in non-accrual loans.

Activity in our allowance for loan and lease losses was as follows:

                                                                                                    For the Nine Months Ended
                                                                                                          September 30,
                                                                                                      2000              1999
                                                                                                    --------          --------
                                                                                                      (Dollars in thousands)
      Beginning balance as of January 1, 2000 and 1999..................................            $ 31,841          $ 24,881
      Provision for loan and lease losses...............................................             114,675            28,130
      Business acquisition..............................................................                 719                --
                                                                                                    --------          --------
                                                                                                     147,235            53,011
                                                                                                    --------          --------
      Loans and Leases charged off--Core Business Lines:
      Multifamily and commercial real estate............................................                (273)             (770)
      Asset based loans.................................................................             (53,892)          (15,371)
      Mortgage warehouse lines..........................................................             (14,446)           (1,625)
      Loan Participations...............................................................             (16,437)           (2,882)
      Leases............................................................................                (349)           (1,699)
      Commercial and industrial loans...................................................                 (27)               --
      Autolend..........................................................................                (950)               --
                                                                                                    --------          --------
                                                                                                     (86,374)          (22,347)
                                                                                                    --------          --------
      Loans charged off--Non-Core Business Lines:
      Single family residential.........................................................              (4,337)           (2,177)
      Consumer loans....................................................................                (416)           (1,266)
      Franchise loans...................................................................                (634)               --
      Auto loans........................................................................                 (32)               --
                                                                                                    --------          --------
                                                                                                      (5,419)           (3,443)
                                                                                                    --------          --------
      Total Charge offs.................................................................             (91,793)          (25,790)
                                                                                                    --------          --------
      Recoveries on loans and leases previously charged off --Core Business Lines:
      Asset based loans.................................................................                 362               163
      Loan Participations...............................................................                 541                --
      Leases............................................................................                 211               842
      Multifamily and commercial loans..................................................                  --                94
                                                                                                    --------          --------
                                                                                                       1,114             1,099
                                                                                                    --------          --------
      Net charge offs--Core Business Lines..............................................             (85,260)          (21,248)
                                                                                                    --------          --------

      Recoveries on loans previously charged off --Non-Core Business Lines:
      Single family residential.........................................................                 213                 3
      Consumer..........................................................................                  98               121
      Franchise loans...................................................................                  34                --
      Auto loans........................................................................                 929                --
                                                                                                    --------          --------
                                                                                                       1,274               124
                                                                                                    --------          --------
      Total recoveries..................................................................               2,388             1,223
                                                                                                    --------          --------
      Net charge offs--Non-core business lines..........................................              (4,145)           (3,319)
                                                                                                    --------          --------
      Total net charge offs.............................................................             (89,405)          (24,567)
                                                                                                    --------          --------
      Balance as of September 30, 2000 and 1999.........................................            $ 57,830          $ 28,444
                                                                                                    --------          --------
      Allowance for loan losses at AMN as of September 30, 2000 and 1999................                   9                --
                                                                                                    --------          --------
      Total allowance for loan and lease losses.........................................            $ 57,839          $ 28,444
                                                                                                    ========          ========
      Total allowance for loan and lease losses to non-accrual loans and leases.........               63.37%            48.49%

Non-performing Assets ("NPA") and Non-accrual Loans and Leases

     Our NPA's consist of non-accruing loans, Other Real Estate Owned ("OREO") and repossessed property. NPA's and non-accrual loans increased to $93.2 million and $91.3 million at September 30, 2000 as compared to $64.4 million and $59.4 million at December 31, 1999, respectively. The increase in NPA's was primarily related to the CBC, LPIG and IWF loan portfolios partially offset by a decrease in non-core non-accrual loans.

     Total NPA's as a percentage of loans, OREO and repossessed assets were 5.47% at September 30, 2000, as compared to 4.08% at December 31, 1999. The increase in NPA's and total NPA's as a percentage of loans, OREO and repossessed assets from December 31, 1999 to September 30, 2000 was primarily attributable to increases in non-accrual loans at CBC, LPIG and IWF. The non-performing loans at LPIG are senior secured facilities. In general, accounts receivable, inventory, fixed assets, real estate, and intangibles collateralize the non-performing loans at CBC. The non-performing loans at IWF are generally collateralized by residential mortgage loans.

The following table sets forth the amount of non-performing assets attributable to our core lending activities and our Exited Businesses:

                                                                September 30, 2000          December 31, 1999
                                                                ------------------          -----------------
                                                             Core Lending    Exited      Core Lending    Exited
                                                              Activities   Businesses     Activities   Businesses
                                                              ----------   ----------     ----------   ----------
                                                                            (Dollars in thousands)
Non-accrual loans:
IPLD......................................................    $    2,351     $     --     $      237     $     --
IWF.......................................................        11,471           --          7,757           --
CBC.......................................................        37,634           --         22,173           --
IBC.......................................................            64           --             77           --
Film and television production loans......................         9,948           --          8,161           --
LPIG......................................................        17,925           --             --           --
One to four family........................................            --        3,189             --       16,926
Consumer loans............................................            --          118             --          633
Auto loans................................................            --          865             --        1,803
Other commercial..........................................            --        7,685            656          996
                                                              ----------     --------     ----------     --------
Total non-accrual loans...................................        79,393       11,857         39,061       20,358
                                                              ----------     --------     ----------     --------

OREO:
IPLD......................................................            --           --            222           --
IWF.......................................................            --           --             --           --
One to four family........................................            --        1,586             --        3,220
Other commercial..........................................            --           61             --          771
                                                              ----------     --------     ----------     --------
Total OREO................................................            --        1,647            222        3,991
                                                              ----------     --------     ----------     --------

Repossessed property:
IBC.......................................................           179           --            643           --
Auto Lending..............................................            --           79             --          127
                                                              ----------     --------     ----------     --------
Total repossessed property................................           179           79            643          127
                                                              ----------     --------     ----------     --------
Total NPA's...............................................    $   79,572     $ 13,583     $   39,926     $ 24,476
                                                              ==========     ========     ==========     ========
Total loans, OREO and repossessed property................    $1,602,393     $101,648     $1,432,495     $147,534
Total NPA's as a percentage of loans, OREO and
 repossessed property.....................................          4.97%       13.37%          2.79%       16.53%

     The table presented above excludes non-accrual loans held for sale, which we carry at the lower of cost or market.

     The following table sets forth the amounts of and changes in non-performing assets attributable to our core lending activities:

                                                                      (In thousands)
                                                                                             Other
                                      CBC       LPIG        IWF      IPLD     LHO     IBC    Comm'l    Total
                                   --------   --------   --------   ------   ------  -----   ------   --------
December 31, 1999..............    $ 22,173   $     --   $  7,757   $   237   $8,161  $  77   $   656  $ 39,061
New nonaccrual loans...........      69,815     32,830     23,632     6,834    2,497      8       945   136,561
Gross charge offs..............     (53,892)   (16,437)   (14,446)     (273)      --     --    (1,326)  (86,374)
Reinstatements and paydowns....      (3,901)      (129)    (2,601)   (1,147)    (710)   (21)     (275)   (8,784)
Other, net.....................       3,439      1,661     (2,871)   (3,300)      --     --        --    (1,071)
                                   --------   --------   --------   -------   ------  -----   -------  --------
September 30, 2000.............    $ 37,634   $ 17,925   $ 11,471   $ 2,351   $9,948  $  64   $    --  $ 79,393
                                   ========   ========   ========   =======   ======  =====   =======  ========

Number of non-accrual
 loans at September 30, 2000...          11          3         20       11       25              --
Principal balance of
 smallest non accrual loan.....    $    482   $  3,791   $     26   $   10   $   26
Principal balance of
 largest non accrual loan......    $ 10,879   $  8,206   $  2,164   $  744   $2,700

     On an ongoing basis, we monitor each of our loan portfolios and evaluate the adequacy of the allowance for loan and lease losses. In determining the adequacy of the allowance for loan and lease losses, we consider such factors as historical loan loss experience, underlying collateral values, evaluations made by bank regulatory authorities, assessment of economic conditions and other appropriate data to identify the risks in the loan portfolio.

     Loans deemed by us to be uncollectible are charged to the allowance for loan and lease losses. Recoveries on loans and leases previously charged off are credited to the allowance. Provisions for loan and lease losses are charged to expense and credited to the allowance in amounts deemed appropriate by us based upon our evaluation of the known and inherent risks in the loan portfolio.

Loans and leases held for investment consisted of the following at September 30, 2000 and December 31, 1999:

                                                                                               September 30,           December 31,
                                                                                                    2000                    1999
                                                                                                    ----                    ----
                                                                                                       (Dollars in thousands)
          Loans secured by real estate:
            One-to-four family.......................................................            $   72,425             $   93,914
            Multi-family.............................................................                46,832                 35,249
            Commercial...............................................................                44,336                 14,022
                                                                                                 ----------             ----------
                                                                                                    163,593                143,185

            Leases...................................................................                 3,437                  1,125
            Consumer and auto loans..................................................                 4,456                  7,072
            Franchise loans..........................................................                11,314                 18,277
            Asset based loans........................................................               832,883                748,122
            Loan participations......................................................               150,580                216,961
            Mortgage warehouse lines.................................................                33,816                 78,068
            Film and television production loans.....................................                87,009                 23,985
            Commercial loans.........................................................                14,455                 48,853
                                                                                                 ----------             ----------
              Total..................................................................             1,301,543              1,285,648

            Loans in process.........................................................                 4,994                 (5,472)
            Unamortized premium......................................................                 1,012                  1,389
            Deferred loan fees.......................................................                (7,673)                (8,492)
                                                                                                 ----------             ----------
              Total net loans and leases.............................................             1,299,876              1,273,073
            Allowance for loan and lease losses......................................               (57,830)               (31,841)
                                                                                                 ----------             ----------
              Total..................................................................            $1,242,046             $1,241,232
                                                                                                 ==========             ==========

          Allowance for loan and lease losses to net loans and leases................                  4.45%                  2.50%

     Our loans held for investment are primarily comprised of asset based loans to middle market companies mainly in California, participations in commercial loan syndications, first and second lien mortgages secured by income producing and residential real property in California, and mortgage warehouse lines secured by newly originated residential mortgage loans.

REGULATORY MATTERS

SPB's Capital Ratios

     The following table presents SPB's actual capital ratios and the corresponding minimum adequate and well capitalized capital ratio requirements under the (i) FDIC Risk-based Capital and Tier 1 Capital regulations and (ii) the FDIC Leverage ratio regulation as of September 30, 2000.

                                                           Minimum "Adequate"      Minimum "Well - Capitalized"
                                            Actual             Requirement                  Requirement
                                            ------             -----------                  -----------
                                        Amount   Ratio       Amount     Ratio              Amount         Ratio
                                        ------   -----       ------     -----              ------         -----
                                                          (Dollars in thousands)
Risk-based Capital...................  $193,280   9.35%      $165,315    8.00%            $206,643        10.00%
Risk-based Tier 1 Capital............   108,152   5.23         82,657    4.00              123,986         6.00
FDIC Leverage Ratio..................   108,152   5.47         78,982    4.00               98,727         5.00

     On August 18, 2000, ICII contributed $14.0 million of Tier II capital to SPB in the form of 12% subordinated debt. In November 2000, our parent company invested $13.0 million of additional equity capital in SPB and converted $ million of its subordinated debt to non-cumulative perpetual preferred stock, in order to insure that SPB's capital base exceeded "well capitalized" level minimums of 6% and 10%, respectively, as defined by banking regulations.

Other Potential Regulatory Actions

     As a result of the joint examination by the FDIC and the California Department of Financial Institutions ("DFI"), management expects to receive a joint order from the FDIC and the DFI. If received, an order may include several restrictions on SPB including, but not limited to, restrictions on asset growth, maintaining minimum capital levels in excess of the "well capitalized" minimums as defined by banking regulations, dividend restrictions, maximum classified asset limitations, and other such restrictions. Management believes it has addressed many of the factors that may have led to the issuance of a potential order, including: the recent additions of new credit and risk management personnel, the re-capitalization of SPB, the reduction of SPB's outstanding assets, increasing the allowance for loan and lease losses, and the reduction of non-performing assets. The company's management is committed to cooperating with the FDIC and DFI in addressing any comments, suggestions, or restrictions that may be received by SPB.

LIQUIDITY AND CAPITAL RESOURCES

     We generate liquidity at our holding company from a variety of sources, including interest income from loans and investments, income tax payments received from our subsidiaries, dividends from subsidiary earnings, and sales of non-core assets and investments. An industrial bank such as SPB may declare dividends only in accordance with California Industrial Banking Law and FDIC regulations, which impose legal limitations on the payment of dividends. Our holding company's primary cash requirements include income tax payments and interest payments on outstanding debt obligations. We also use available cash to make loans to our operating companies and investments in subsidiaries. At September 30, 2000 we held $25.8 million of cash and interest bearing deposits at our holding company as compared to $46.2 million of cash and interest bearing deposits at December 31, 1999. The current amount of cash and interest bearing deposits held at our parent company is significantly less than the $223.9 million of outstanding Senior Notes and ROPES. The ability of our parent company to repay these obligations in accordance with their stated maturities is dependent on the cash flows generated by our parent company and other guarantor subsidiaries, in addition to future dividend payments from SPB to our parent company. The decrease in cash since December 31, 1999 was primarily attributed to investments in SPB, debt repurchases, common stock repurchases and interest payments on long term debt.

     We have an ongoing need for capital to finance our lending activities. This need is expected to increase as the volume of our loan and lease originations and acquisitions increase. Our primary cash requirements include the funding of
(i) loan and lease originations and acquisitions, (ii) points and expenses paid in connection with the acquisition of wholesale loans, (iii) ongoing administrative and other operating expenses, (iv) the costs of our warehouse credit and repurchase facilities with certain financial institutions, (v) overcollateralization or reserve account requirements in connection with loans and leases pooled and sold and (vi) collateral pertaining to total return swaps and our investment in Pacifica.

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

     SPB obtains the liquidity necessary to fund its investing activities through deposits available at SPB and, if necessary, through borrowings under lines of credit and from the FHLB. At September 30, 2000 and December 31, 1999, SPB had maximum FHLB borrowings available equal to $97.8 million and $35.7 million, respectively. These borrowings must be fully collateralized by qualifying mortgage loans and may be in the form of overnight funds or term borrowings at SPB's option.

     There were $96.9 million of available FHLB advances, of which $50.0 million was outstanding, at September 30, 2000. The FHLB advances are secured by certain real estate loans with a carrying value of $166.6 million at September 30, 2000. There were no FHLB advances outstanding at December 31, 1999.

     For the nine months ended September 30, 2000, SPB's deposit portfolio, which consists primarily of certificates of deposit, increased $84.2 million to $1.7 billion from $1.6 billion at December 31, 1999.

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

Item 3.  Qualitative and Quantitative Disclosures about Market Risk
         -----------------------------------------------------------

     There have been no material changes to the quantitative and qualitative disclosures about market risk included in our annual report on Form 10-K for the year ended December 31, 1999.

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          ------------------

     Our company is a defendant in a consolidated federal securities class action, In re Southern Pacific Funding Corporation Securities Litigation, Lead Case No. CV98-1239-MA, in the U.S. District Court for the District of Oregon. This action was initially filed in October 1998. Plaintiffs allege that SPFC failed to properly mark down the value of its residual interests, failed to properly reflect increased levels of prepayments and actual prepayment and default rates on its loans and made false and misleading public statements concerning its financial condition. Plaintiffs allege claims against our company and two of our directors (and others) under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. On July 21, 1999, the Court certified a class of persons who purchased the securities of SPFC during the period October 7, 1997 through October 1, 1998. On December 8, 1999, the Court set a pretrial conference for October 31, 2000 and trial for November 6, 2000. On July 31, 2000, all parties in the case (other than our company) reached a tentative settlement of the action. That settlement, which does not require payment of any consideration by our company, is subject to court approval. Subsequently, agreement was reached on October 10, 2000 to settle all remaining claims against our company, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Section 15 of the Securities Act of 1933, for a cash payment by our company of $3 million and issuance of warrants to purchase three million shares of ICII common stock, at an exercise price of $3 per share, to members of the class. The warrants, which expire in seven years, will be freely tradable. The settlement is subject to court approval.

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

     Our company is a defendant in Steadfast Insurance Company v. Auto Marketing Network Inc. and Imperial Credit Industries, Inc. ("ICII"), filed on August 12, 1997 in the Northern District of Illinois, Case No. 97-C-5696. The plaintiff is seeking damages in the amount of $27 million allegedly resulting from the fraudulent inducement to enter into, and the subsequent breach of, a motor vehicle collateral enhancement insurance policy. In May 1998, we filed a counterclaim against the plaintiff for $54 million in damages based on the allegation that the underlying claim was filed in bad faith. In January 1999, the Court entered a preliminary injunction which enjoined us from transferring assets of Auto Marketing Network, Inc., in amounts that would cause the total assets of Auto Marketing Network to be less than $20 million in value. The injunction has since been removed and the parties are presently engaged in pretrial discovery. We moved to dismiss ICII from the lawsuit and, on April 17, 2000, the Court granted ICII's motion in part and found that ICII is not liable for any of Steadfast's losses arising from payments to Auto Marketing Network for defaulted loans. The Court has pending a motion for partial summary judgment, filed by the plaintiff, and a motion for summary judgment filed by ICII on its counterclaim against Steadfast.

     ICCMIC and three of its directors, one of whom is a director and one a former director of ICII, are defendants in a putative class action lawsuit filed on March 17, 2000, by John Huston in the United States District Court for the Central District of California, Case No. CV00-02751 ABC. The complaint alleges that ICCMIC's prospectus issued in connection with its initial public offering in October 1997 contained material omissions and misrepresentations concerning
(1) the expenses to be incurred by ICCMIC, (2) ICCMIC's ability to reduce the base management fee paid to ICCMIC's management company, (3) the management agreement termination fee payable to ICCMIC's management company in the event that ICCMIC terminated the management agreement, and (4) certain conflicts of interest. The complaint alleges a claim under Section 11 of the Securities Act of 1933 and seeks the certification of a class of shareholders of ICCMIC who purchased shares of ICCMIC at any time between October 22, 1997 and October 21, 1999. On April 4, 2000, defendants moved to dismiss the complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. On June 9, 2000, the Court issued an order denying defendants' motion to dismiss. On June 23, 2000, defendants answered the complaint and asserted a number of affirmative defenses. On July 31, 2000, plaintiff moved for class certification. On October 17, 2000, the Court stayed all proceedings and certified for interlocutory appeal to the Ninth Circuit Court of Appeals its order denying defendants' motion to dismiss.

     Our company and two of our directors, among others, are defendants in an adversary proceeding filed by the liquidating trustee of the Southern Pacific Funding Corp. liquidating trust on October 5, 2000, in the U.S. Bankruptcy Court for the District of Oregon, In re Southern Pacific Funding Corp. Case No. 398-37613-elp 11, Beck v. Imperial Credit Industries, Inc., et al, Adv. Proc. No. 00-03337-elp. The trustee seeks to recover damages in excess of $238.5 million for losses alleged to have been incurred by SPFC in connection with its subprime lending and securitization program during the years 1995-1998. The trustee alleges that the losses were caused by defendants' breaches of fiduciary duties and negligence. In addition, the trustee seeks equitable recharacterization of certain ICII claims against the SPFC bankruptcy estate and also asserts a right of setoff against all defendants' various claims against the bankruptcy estate for the wrongs alleged in the breach of fiduciary duties and negligence claims. Defendants' motions or answers to the complaint are to be filed during the first half of November, and a pretrial conference with respect to the complaint is scheduled for November 13, 2000.


Item 2.   Changes in Securities
          ----------------------
          None

Item 3.   Defaults Upon Senior Securities
          --------------------------------
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ----------------------------------------------------
          None

Item 5.   Other Information
          -----------------
          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          None

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Imperial Credit Industries, Inc.

Date:  November 14, 2000        By: /s/ Paul B. Lasiter
       -----------------            --------------------------------------------
                                    Paul B. Lasiter
                                    Senior Vice President - Corporate Controller