Form 10-Q/A
period 2000-09-30
IMPERIAL CREDIT INDUSTRIES INC
filed 2000-11-16
CIK 883811

================================================================================

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

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                       IMPERIAL CREDIT INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (unaudited)

                                                                                                     September 30,   December 31,
                                                                                                         2000           1999
                                                                                                         ----           ----
                                        ASSETS
Cash...............................................................................................     $   79,707     $   33,898
Interest bearing deposits..........................................................................         96,744        248,182
Investment in Federal Home Loan Bank stock.........................................................          4,076          6,960
Securities held for trading, at market.............................................................        152,770        160,805
Securities available for sale, at market...........................................................         66,796         74,374
Loans and leases held for sale, net................................................................        400,593        289,398
Loans and leases held for investment, net of unearned income and deferred loan fees................      1,299,876      1,273,073
   less: allowance for loan and lease losses.......................................................        (57,830)       (31,841)
                                                                                                        ----------     ----------
Loans held for investment, net.....................................................................      1,242,046      1,241,232

Real property......................................................................................         71,075             --
Servicing rights...................................................................................            731            802
Retained interest in loan and lease securitizations................................................          9,956         10,220
Accrued interest receivable........................................................................         17,191          8,272
Premises and equipment, net........................................................................         11,861         13,576
Other real estate owned and other repossessed assets, net..........................................          1,849          4,894
Goodwill...........................................................................................         31,286         34,961
Accrued income taxes receivable....................................................................         17,767             --
Other assets.......................................................................................         27,504         36,549
Net assets of discontinued operations..............................................................         31,802         37,492
                                                                                                        ----------     ----------
       Total assets................................................................................     $2,263,754     $2,201,615
                                                                                                        ==========     ==========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits...........................................................................................     $1,699,310     $1,614,758
Borrowings from Federal Home Loan Bank.............................................................         50,000             --
Other borrowings...................................................................................         67,412         74,309
Company obligated mandatorily redeemable preferred securities of
   subsidiary trust holding solely debentures of the company ("ROPES").............................         47,005         61,750
Senior Notes.......................................................................................        176,878        185,185
Accrued interest payable...........................................................................         19,140         18,811
Accrued income taxes payable.......................................................................             --         16,096
Minority interest in consolidated subsidiaries.....................................................          3,695          2,684
Goodwill...........................................................................................         26,429             --
Other liabilities..................................................................................         30,480         22,642
                                                                                                        ----------     ----------
       Total liabilities...........................................................................      2,120,349      1,996,235
                                                                                                        ----------     ----------

Shareholders' equity:
Preferred stock, 8,000,000 shares authorized; none issued or outstanding...........................             --             --
Common stock, no par value. Authorized 80,000,000 shares:  32,096,361, and 33,198,661 shares
   issued and outstanding at September 30, 2000 and December 31, 1999, respectively................         96,471         97,220
Retained earnings..................................................................................         39,737         98,437
Shares held in deferred executive compensation plan................................................          6,942          7,107
Accumulated other comprehensive income-unrealized gain on securities available for sale, net.......            255          2,616
                                                                                                        ----------     ----------
   Total shareholders' equity......................................................................        143,405        205,380
                                                                                                        ----------     ----------
   Total liabilities and shareholders' equity......................................................     $2,263,754     $2,201,615
                                                                                                        ==========     ==========

          See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                     (In thousands, except per share data)
                                  (unaudited)

                                                                                            Quarter Ended       Nine Months Ended
                                                                                            September 30,          September 30,
                                                                                         -------------------    ------------------
                                                                                           2000       1999        2000      1999
                                                                                         --------    -------    --------  --------
Interest Income:
  Interest on loans and leases........................................................   $ 49,315    $43,416    $146,494  $133,121
  Interest on investments.............................................................      7,378      5,445      22,494    18,507
  Interest on other finance activities................................................        580        617       1,818     3,163
                                                                                         --------    -------    --------  --------
     Total interest income............................................................     57,273     49,478     170,806   154,791

Interest Expense:
  Interest on deposits................................................................     28,586     21,278      79,829    63,886
  Interest on other borrowings........................................................      2,683        824       6,706     2,771
  Interest on long term debt..........................................................      5,876      8,294      18,271    23,433
                                                                                         --------    -------    --------  --------
     Total interest expense...........................................................     37,145     30,396     104,806    90,090
                                                                                         --------    -------    --------  --------
     Net interest income..............................................................     20,128     19,082      66,000    64,701
  Provision for loan and lease losses.................................................     27,500      3,675     114,675    28,130
                                                                                         --------    -------    --------  --------
  Net interest (expense) income after provision for loan and lease losses.............     (7,372)    15,407     (48,675)   36,571
                                                                                         --------    -------    --------  --------
Fee and Other Income:
  (Loss) gain on sale of loans and leases.............................................     (2,264)     1,159      (1,911)    4,919
  Asset management fees...............................................................        821      2,479       2,459     8,489
  Investment banking and brokerage fees...............................................      6,249      7,956      21,057    19,867
  Loan servicing income...............................................................      1,506      1,489       4,485     4,928
  Gain on sale of securities..........................................................        161      1,833      13,092     3,098
  Equity in net loss of Franchise Mortgage Acceptance Company.........................         --         --          --       (53)
  Mark to market losses on securities and loans held for sale.........................     (4,289)      (422)     (8,022)  (25,677)
  Rental income.......................................................................      2,877         --       5,588        --
  Other income........................................................................      2,750      4,803       9,831    10,100
                                                                                         --------    -------    --------  --------
     Total fee and other income.......................................................      7,811     19,297      46,579    25,671
                                                                                         --------    -------    --------  --------

Noninterest Expenses:
  Personnel expense...................................................................      9,756     11,822      34,010    36,497
  Commission expense..................................................................      1,820      2,397       5,966     7,986
  Amortization of servicing rights....................................................        132         78         410     4,116
  Occupancy expense...................................................................      1,328      1,347       4,226     4,046
  Net expense of other real estate owned..............................................        227        240       1,252     1,138
  Legal and professional services.....................................................      2,373      2,261       5,628     7,495
  Legal settlements (recoveries)......................................................      7,005       (120)      6,892       573
  Telephone and other communications..................................................        819        890       2,469     2,821
  Real property expense...............................................................      1,566         --       3,047        --
  Amortization of goodwill, net.......................................................      2,918        753       2,259     2,306
  General and administrative expense..................................................      5,506      5,565      16,656    18,948
                                                                                         --------    -------    --------  --------
     Noninterest expenses.............................................................     33,450     25,233      82,815    85,926
  Acquisition costs...................................................................         --         --       9,397        --
                                                                                         --------    -------    --------  --------
  Total expenses......................................................................     33,450     25,233      92,212    85,926
                                                                                         --------    -------    --------  --------
  (Loss) income from continuing operations before income taxes,
    minority interest and extraordinary item..........................................    (33,011)     9,471     (94,308)  (23,684)
  Income taxes........................................................................     (9,986)     3,530     (35,400)  (10,453)
  Minority interest in income of consolidated subsidiaries............................        180        646       1,092       613
                                                                                         --------    -------    --------  --------
  (Loss) income from continuing operations............................................    (23,205)     5,295     (60,000)  (13,844)
  Operating loss from discontinued operations of AMN, net of income taxes.............     (1,105)      (722)     (1,105)     (722)
                                                                                         --------    -------    --------  --------
  (Loss) income before extraordinary item.............................................    (24,310)     4,573     (61,105)  (14,566)
  Extraordinary item--Gain on early extinguishment of debt, net of income taxes.......        312      3,670       2,405     3,670
                                                                                         --------    -------    --------  --------
     Net (loss) income................................................................   $(23,998)   $ 8,243    $(58,700) $(10,896)
                                                                                         ========    =======    ========  ========
Comprehensive income:
    Other comprehensive (loss) income, net............................................       (187)       352      (2,361)    3,376
                                                                                         --------    -------    --------  --------
    Comprehensive (loss) income.......................................................   $(24,185)   $ 8,595    $(61,061) $ (7,520)
                                                                                         ========    =======    ========  ========
Basic (loss) income per share:
  (Loss) income from continuing operations............................................   $  (0.73)   $  0.16    $  (1.83) $  (0.40)
  Operating loss from discontinued operations, net of income taxes....................      (0.03)     (0.02)      (0.03)    (0.02)
  Extraordinary item--Gain on early extinguishment of debt, net of income taxes.......       0.01       0.11        0.07      0.11
                                                                                         --------    -------    --------  --------
  Net (loss) income per common share..................................................   $  (0.75)   $  0.25    $  (1.79) $  (0.31)
                                                                                         ========    =======    ========  ========
Diluted (loss) income per share:
  (Loss) income from continuing operations............................................   $  (0.73)   $  0.16    $  (1.83) $  (0.40)
  Operating loss from discontinued operations, net of income taxes....................      (0.03)     (0.02)      (0.03)    (0.02)
    Extraordinary item--Gain on early extinguishment of debt, net of income taxes.....       0.01       0.10        0.07      0.11
                                                                                         --------    -------    --------  --------
  Net (loss) income per common share..................................................   $  (0.75)   $  0.24    $  (1.79) $  (0.31)
                                                                                         ========    =======    ========  ========

          See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                     Nine Months Ended September 30,
                                                                                                         2000             1999
                                                                                                      ---------         ---------
                                                                                                            (In thousands)
Cash flows from operating activities:
  Loss from continuing operations..................................................................   $ (60,000)        $ (13,844)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Cash provided by (used in) discontinued operations.............................................         879            (6,075)
    Provision for loan and lease losses............................................................     114,675            28,130
    Mark to market on securities and loans held for sale...........................................       8,022            25,677
    Depreciation...................................................................................       2,606             3,300
    Amortization of goodwill.......................................................................       2,259             2,306
    Amortization of servicing rights...............................................................         410             4,116
    Accretion of discount..........................................................................      (5,467)           (3,163)
    Loss (gain) on sale of loans and leases........................................................       1,911            (4,919)
    Gain on sale of securities.....................................................................     (13,092)           (3,098)
    Equity in net loss of FMC......................................................................          --                53
    (Gain) loss on sale of OREO....................................................................         (12)              631
    Writedowns on OREO.............................................................................         943               236
    Originations of loans held for sale............................................................    (258,601)         (336,200)
    Sales and collections on loans held for sale...................................................     142,023           322,319
    Purchase of trading securities.................................................................     (45,546)           (5,000)
    Sale of trading securities.....................................................................      11,228           100,089
    Sales of real property.........................................................................       7,427                --
    Net change in accrued interest receivable......................................................      (8,700)            1,434
    Net change in retained interest in loan and lease securitizations..............................       3,323            (4,306)
    Other, net.....................................................................................     (18,314)            8,242
                                                                                                      ---------         ---------
  Net cash (used in) provided by operating activities..............................................    (114,026)          119,928
                                                                                                      ---------         ---------
  Cash flows from investing activities:
    Net decrease (increase) in interest bearing deposits...........................................     152,554            (4,393)
    Purchases of securities available for sale.....................................................     (51,953)          (13,222)
    Sale of securities.............................................................................      44,695             4,875
    Proceeds from sale of Impac Mortgage Holdings stock............................................          --            10,364
    Proceeds from ICCMIC acquisition/sale of ICCMIC stock..........................................      11,524             5,437
    Redemption (purchase) of stock in Federal Home Loan Bank.......................................       3,179            (1,983)
    Increase in loans held for investment..........................................................    (129,392)          (14,968)
    Proceeds from sale of other real estate owned..................................................       5,953             8,399
    Purchases of premises and equipment............................................................      (2,181)           (2,855)
                                                                                                      ---------         ---------
  Net provided by (used in) in investing activities................................................      34,379            (8,346)
                                                                                                      ---------         ---------
  Cash flows from financing activities:
    Net increase (decrease) in deposits............................................................      84,552          (139,596)
    Advances from Federal Home Loan Bank...........................................................      50,000            30,000
    Repayments of advances from Federal Home Loan Bank.............................................          --           (50,000)
    Net change in other borrowings.................................................................      10,293          (101,050)
    Proceeds from issuance of mandatorily redeemable cumulative preferred stock....................          --            30,000
    Repurchase of common stock.....................................................................      (4,062)          (29,460)
    Repurchase of Senior Notes.....................................................................      (6,419)          (17,308)
    Repurchase of company obligated mandatorily redeemable preferred securities of subsidiary
      trust holding solely debentures of the company ("ROPES").....................................     (12,823)           (6,628)
    Net change in minority interest................................................................       1,095            (1,685)
    Proceeds from exercise of stock options........................................................          43               110
    Issuance of warrants...........................................................................       3,080                --
    Other, net.....................................................................................        (303)               --
                                                                                                      ---------         ---------
  Net cash (used in) provided by financing activities..............................................     125,456          (285,617)
                                                                                                      ---------         ---------
  Net change in cash...............................................................................      45,809          (174,035)
  Cash at beginning of period......................................................................      33,898           297,772
                                                                                                      ---------         ---------
  Cash at end of period............................................................................   $  79,707         $ 123,737
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

     In order to realize the deferred tax asset, our company will need to generate future taxable income of approximately $150 million. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the entire balance of the deferred tax asset. In reaching this conclusion, we anticipate that our company should be able to generate the required amount of future taxable income. We expect to accomplish this as our earnings improve from our recent history as a result of reduced credit losses, which are expected to occur from the recent changes made to our credit underwriting and credit administration function. Management expects to recover the net deferred tax asset within the next three years, although the carry-forward period is 20 years.

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

                                                      At or for the Quarter Ended September 30,
                                                                   (In thousands)

                                                     Net Revenue             Income (Loss)
                                External Net         From Other            From Continuing
                                   Revenue         Operating Units            Operations                Total Assets
                                   -------         ---------------            ----------                ------------
Business Line                   2000       1999      2000     1999          2000         1999         2000         1999
-------------                   ----       ----      ----     ----          ----         ----         ----         ----
Coast Business Credit        $ 4,162    $13,072     $  --    $  --      $ (1,380)     $ 3,891   $  957,739   $  707,640
Imperial Warehouse Finance    (5,945)     2,270        --       --        (4,900)         888       60,976      154,985
Loan Participation and
 Investment Group             (6,905)    (1,906)       --       --        (5,402)      (1,347)     197,553      272,696
The Lewis Horwitz
 Organization                  1,928         --        --       --           480           --      108,611           --
Imperial Business Credit        (359)     1,545               (343)       (1,168)        (876)      30,655       44,293
Income Property Lending
 Division                      3,556      2,496        --       --         1,287          159      459,180      284,900
Asset Management Activities      679      2,473       (61)     (66)           77           61        7,304        3,096
Imperial Capital Group, LLC    6,339      7,873        --       --           225          920       16,932        9,139
Other Core Operations           (740)     2,107       265     (224)       (8,789)        (438)     177,457      208,557
Equity Interests                  --         --        --       --            --           --           --       56,182
De-emphasized/Discontinued
 /Exited Businesses           (2,276)     4,561      (204)     633        (3,202)       1,951      335,176      425,587
Eliminations                      --        213        --       --          (433)          86      (87,829)     (56,575)
                             -------    -------     -----    -----      --------      -------   ----------   ----------
Total                        $   439    $34,704     $  --    $  --      $(23,205)     $ 5,295   $2,263,754   $2,110,500
                             =======    =======     =====    =====      ========      =======   ==========   ==========

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                 At or for the Nine Months Ended September 30,
                                (In thousands)

                                                      Net Revenue
                                   External Net       From Other             Income (Loss)
                                     Revenue        Operating Units   From Continuing Operations        Total Assets
                                     -------        ---------------   --------------------------        ------------
Business Line                    2000       1999      2000     1999        2000          1999         2000         1999
-------------                    ----       ----      ----     ----        ----          ----         ----         ----
Coast Business Credit        $ (8,637)   $24,202     $  --    $  --      $(17,144)     $  4,663   $  957,739   $  707,640
Imperial Warehouse Finance    (14,730)     3,315        --       --       (11,242)          832       60,976      154,985
Loan Participation and
 Investment Group             (28,158)     1,995        --       --       (18,390)          514      197,553      272,696
The Lewis Horwitz
 Organization                   3,440         --        --       --           137            --      108,611           --
Imperial Business Credit        3,532      5,947       (14)    (913)       (1,660)       (1,781)      30,655       44,293
Income Property Lending
 Division                       9,963      9,067        --       --         2,652         1,355      459,180      284,900
Asset Management Activities     2,462      8,073      (201)    (191)          117           313        7,304        3,096
Imperial Capital Group, LLC    20,926     19,468        --       --         1,114           780       16,932        9,139
Other Core Operations           2,761       (833)      583      395        (8,958)       (4,922)     177,457      208,557
Equity Interests                   --        (53)       --       --            --           (31)          --       56,182
De-emphasized/Discontinued
 /Exited Businesses             6,345     (8,939)     (368)     709        (6,193)      (15,567)     335,176      425,587
Eliminations                       --         --        --       --          (433)           --      (87,829)     (56,575)
                             --------    -------     -----    -----      --------      --------   ----------   ----------
Total                        $ (2,096)   $62,242     $  --    $  --      $(60,000)     $(13,844)  $2,263,754   $2,110,500
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
                                                            ========        =======       ========        =======       ========

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                     NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                                       Non-
                                                                      Guarantor     Guarantor
                                                           ICII      Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                           ----      ------------  ------------  ------------  ------------
                                                                                      (In thousands)
Net cash (used in) provided by operating activities....  ($29,599)     ($9,422)     ($106,734)     $31,729       ($114,026)
                                                         --------      -------      ---------      -------       ---------

Cash flows from investing activities:

  Net change in interest bearing deposits..............    20,563        1,116        130,875          --          152,554
  Purchase of securities available for sale............    (1,953)          --        (50,000)         --          (51,953)
  Sale of securities available for sale................     2,174          939         17,473        2,499          23,085
  Net change in loans held for investment..............   (24,602)       2,315       (111,218)       4,113        (129,392)
  Proceeds from sale of AFG............................    21,610           --             --           --          21,610
  Net cash received in ICCMIC acquisition..............        --        1,524             --           --          11,524
  Net change in investment in subsidiaries.............    37,001           --             --      (37,001)             --
  Other, net...........................................      (258)       1,115          6,094           --           6,951
                                                         --------      -------      ---------     --------       ---------

Net cash provided by (used in) investing activities....    54,535       17,009         (6,776)     (30,389)         34,379
                                                         --------      -------      ---------     --------       ---------

Cash flows from financing activities:

  Net change in deposits...............................        --       (2,050)        84,215        2,387          84,552
  Advances from FHLB...................................        --           --         50,000           --          50,000
  Net change in other borrowings.......................    (6,539)      (3,055)        22,075       (2,188)         10,293
  Repurchase of Senior Notes...........................    (6,419)          --             --           --          (6,419)
  Repurchase of company obligated mandatorily
   redeemable preferred securities of subsidiary trust
   holding solely debentures of the company ("ROPES")..   (12,823)          --             --           --         (12,823)
  Other, net...........................................     1,036       (1,923)          (108)         848            (147)
                                                         --------      -------      ---------     --------       ---------

Net cash (used in) provided by financing activities....   (24,745)      (7,028)       156,182        1,047         125,456
                                                         --------      -------      ---------     --------       ---------

  Net change in cash...................................       191          559         42,672        2,387          45,809
  Cash at beginning of period..........................    11,110        1,382         34,852      (13,446)         33,898
                                                         --------      -------      ---------     --------       ---------
  Cash at end of period................................   $11,301       $1,941        $77,524     ($11,059)        $79,707
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

Fee and Other Income

     Our loss on sale of loans and leases was $2.3 million for the quarter ended September 30, 2000 as compared to a gain on sale of loans and leases of $1.2 million for the same period last year. Our loss on sale of loans and leases was $1.9 million for the nine months ended September 30, 2000 as compared to a gain on sale of loans and leases of $4.9 million for the same period last year. The decrease was primarily due to the retention of a higher percentage of multifamily real estate loans originated by the Income Property Lending Division ("IPLD") in our loan portfolio and the sale of potential problem loans.

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

     For the quarter ended September 30, 2000, net mark-to-market losses on loans and securities held for sale were $4.3 million as compared to mark-to-market losses of $422,000 for the same period last year. For the nine months ended September 30, 2000, net mark-to-market losses on loans and securities held for sale were $8.0 million as compared to mark-to-market losses of $25.7 million for the same period last year. The mark-to-market losses for the quarter ended September 30, 2000 were primarily related to a $2.6 million decline in the value of the retained interests in lease securitizations at IBC, a $614,000 decline in the value of $70.8 million of outstanding syndicated bank loans funded through total return swaps, and a $1.1 million mark-to-market loss on all other trading securities, including retained interests in mortgage backed securities. The mark to market adjustments are primarily the result of increased loan and lease defaults, volatility in the secondary market for nationally syndicated loans, and increased discount rates. The mark-to-market losses for the nine months ended September 30, 2000 were primarily related to a $1.2 million decline in the value of our investment in Pacifica Partners I, L.P., a $3.6 million decline in the value of the retained interests in lease securitizations at IBC, and a $1.2 million decline in the value of $70.8 million of outstanding syndicated bank loans funded through total return swaps. We wrote down these investments as a result of increased spreads, decreased estimated cash flows, and increased loss assumptions.

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

     In order to realize the deferred tax asset, our company will need to generate future taxable income of approximately $150 million. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the entire balance of the deferred tax asset. In reaching this conclusion, we anticipate that our company should be able to generate the required amount of future taxable income. We expect to accomplish this as our earnings improve from our recent history as a result of reduced credit losses, which are expected to occur from the recent changes made to our credit underwriting and credit administration function. Management expects to recover the net deferred tax asset within the next three years, although the carry-forward period is 20 years.

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

     As of the end of June 2000, IWF had advanced approximately $9.5 million to Island Mortgage Network ("Island") under its mortgage loan warehouse program. IWF became aware on June 30, 2000 that New York state banking regulators suspended Island's license. Island is a subsidiary of AppOnline.com. AppOnline.com is reported to have had an estimated $150 million in open mortgage loans on June 30 when New York state banking regulators suspended the license of its lending arm, Island. On July 19, 2000, AppOnline.com Inc. filed for Chapter 11 bankruptcy protection. We, along with other lenders, moved for appointment of a trustee, who was appointed recently. During the nine months ended September 30, 2000, we charged off $7.1 million of the Island warehouse advance. During the second quarter ended June 30, 2000, IWF charged off $4.4 million of the total advance on this line as IWF was unable to obtain valid collateral. During the quarter ended September 30, 2000, IWF charged off an additional $2.7 million of advances under this line when it became apparent that the collateral that was held by IWF was fraudulently submitted to IWF. We are seeking recovery by all means possible, including legal action and insurance claims.

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

     IBC originated $0 and $30.9 million of leases for the quarter and nine months ended September 30, 2000, as compared to $31.2 million and $91.3 million for the same periods last year, respectively. IBC securitized leases of $3.4 million and $47.0 million during the quarter and nine months ended September 30, 2000, generating gain on sale revenue of $81,000 and $563,000, or 2.4% and 1.2% of the principal balance securitized, respectively. For the quarter and nine months ended September 30, 1999, IBC securitized leases of $31.5 million and $91.4 million, generating gain on sale revenue of $1.0 million and $3.2 million, or 3.2% and 3.5% of the principal balance securitized.

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

ASSET QUALITY

Allowance for Loan and Lease Losses

     At September 30, 2000, the allowance for loan and lease losses was $57.8 million as compared to $31.8 million at December 31, 1999. The ratio of the allowance for loan and lease losses to total loans held for investment increased to 4.45% at September 30, 2000 as compared to 3.65% at June 30, 2000 and 2.50% at December 31, 1999. The ratio of the allowance for loan and lease losses to non-accrual loans and leases ("coverage ratio") increased to 63.37% at September 30, 2000 as compared to 49.60% at June 30, 2000 and 53.59% at December 31, 1999.
Excluding the non-accrual loans acquired in connection with the LHO acquisition, the coverage ratio increased to 71.13% at September 30, 2000.

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

The following table sets forth the amount of non-performing assets attributable to our core lending activities and our Exited Businesses:

                                                                September 30, 2000          December 31, 1999
                                                                ------------------          -----------------
                                                             Core Lending    Exited      Core Lending    Exited
                                                              Activities   Businesses     Activities   Businesses
                                                              ----------   ----------     ----------   ----------
                                                                            (Dollars in thousands)
Non-accrual loans:
IPLD......................................................    $    2,351     $     --     $      237     $     --
IWF.......................................................        11,471           --          7,757           --
CBC.......................................................        37,634           --         22,173           --
IBC.......................................................            64           --             77           --
Film and television production loans......................         9,948           --          8,161           --
LPIG......................................................        17,925           --             --           --
One to four family........................................            --        3,189             --       16,926
Consumer loans............................................            --          118             --          633
Auto loans................................................            --          865             --        1,803
Other commercial..........................................            --        7,685            656          996
                                                              ----------     --------     ----------     --------
Total non-accrual loans...................................        79,393       11,857         39,061       20,358
                                                              ----------     --------     ----------     --------

OREO:
IPLD......................................................            --           --            222           --
IWF.......................................................            --           --             --           --
One to four family........................................            --        1,586             --        3,220
Other commercial..........................................            --           61             --          771
                                                              ----------     --------     ----------     --------
Total OREO................................................            --        1,647            222        3,991
                                                              ----------     --------     ----------     --------

Repossessed property:
IBC.......................................................           179           --            643           --
Auto Lending..............................................            --           79             --          127
                                                              ----------     --------     ----------     --------
Total repossessed property................................           179           79            643          127
                                                              ----------     --------     ----------     --------
Total NPA's...............................................    $   79,572     $ 13,583     $   39,926     $ 24,476
                                                              ==========     ========     ==========     ========
Total loans, OREO and repossessed property................    $1,602,393     $101,648     $1,432,495     $147,534
Total NPA's as a percentage of loans, OREO and
 repossessed property.....................................          4.97%       13.36%          2.79%       16.59%

     The table presented above excludes non-accrual loans held for sale, which we carry at the lower of cost or market.

     The following table sets forth the changes in non-accrual loans attributable to our core lending activities:

                                                                      (In thousands)
                                                                                             Other
                                      CBC       LPIG        IWF      IPLD     LHO     IBC    Comm'l    Total
                                   --------   --------   --------   ------   ------  -----   ------   --------
December 31, 1999..............    $ 22,173   $     --   $  7,757   $   237   $8,161  $  77   $   656  $ 39,061
New nonaccrual loans...........      69,815     32,830     23,632     6,834    2,497      8       945   136,561
Gross charge offs..............     (53,892)   (16,437)   (14,446)     (273)      --     --    (1,326)  (86,374)
Reinstatements and paydowns....      (3,901)      (129)    (2,601)   (1,147)    (710)   (21)     (275)   (8,784)
Sales, advances, transfers to
 OREO, and other, net..........       3,439      1,661     (2,871)   (3,300)      --     --        --    (1,071)
                                   --------   --------   --------   -------   ------  -----   -------  --------
September 30, 2000.............    $ 37,634   $ 17,925   $ 11,471   $ 2,351   $9,948  $  64   $    --  $ 79,393
                                   ========   ========   ========   =======   ======  =====   =======  ========

Number of non-accrual
 loans at September 30, 2000...          11          3         20       11       25      16        --        86
Principal balance of
 smallest non accrual loan.....    $    482   $  3,791   $     26   $   10   $   26   $  --   $    --   $    --
Principal balance of
 largest non accrual loan......    $ 10,879   $  8,206   $  2,164   $  744   $2,700   $   7   $    --   $10,879

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

     On August 18, 2000, ICII contributed $14.0 million of Tier II capital to SPB in the form of 12% subordinated debt. In November 2000, our parent company invested $13.0 million of additional common equity capital in SPB and our parent company's and SPB's board of directors approved the conversion of up to $15.0 million of subordinated debt to either common equity or non-cumulative perpetual preferred stock. These actions will insure that SPB's capital base exceeds "well capitalized" level minimums of 6% and 10%, respectively, as defined by banking regulations.

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


Item 2.   Changes in Securities
          ----------------------
          None

Item 3.   Defaults Upon Senior Securities
          --------------------------------
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ----------------------------------------------------
          None

Item 5.   Other Information
          -----------------
          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          * Financial Data Schedule - Exhibit 27.1

--------
* Previously filed.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Imperial Credit Industries, Inc.

Date:  November 16, 2000        By: /s/ Paul B. Lasiter
       -----------------            --------------------------------------------
                                    Paul B. Lasiter
                                    Senior Vice President - Corporate Controller