Form 10-K
period 2000-12-31
IMPERIAL CREDIT INDUSTRIES INC
filed 2001-04-10
CIK 883811

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

  For the fiscal year ended December 31, 2000

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

   Title of each class        Name of each exchange on which registered
Common Stock, no par value          NASDAQ National Market System

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing sales price of its Common Stock on March 30, 2001 on the NASDAQ National Market was approximately $30,090,338.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

   The number of shares of Common Stock outstanding as of March 30, 2001:
32,096,361

             DOCUMENTS INCORPORATED BY REFERENCE (not applicable)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       IMPERIAL CREDIT INDUSTRIES, INC.

                         2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                      PART I

 ITEM 1.  BUSINESS......................................................    3

 ITEM 2.  PROPERTIES....................................................   41

 ITEM 3.  LEGAL PROCEEDINGS.............................................   41

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   42

                                      PART II

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS...........................................   43

 ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA..........................   45

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................   46

 ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK....   85

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   85

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................  150

                                     PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............  150

 ITEM 11. EXECUTIVE COMPENSATION........................................  151

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................  157

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................  158

                                      PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K......................................................  162

Forward-Looking Statements

   Certain statements contained herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1955, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as "may", "will", "intend", "should", "expect", "anticipate", "estimate", or "continue" or the negatives thereof or other comparable terminology. The Company's actual results could differ materially from those anticipated in such forward-looking statements due to a variety of factors. These factors include but are not limited to, the demand for our products; competitive factors in the businesses in which we compete; adverse changes in the securities markets; inflation and changes in the interest rate environment that reduce margins or the fair value of financial instruments; changes in national, regional or local business conditions or economic environments; government fiscal and monetary policies; legislative or regulatory changes that affect our business; factors inherent to the valuation and pricing of commercial and real estate loans; other factors generally understood to affect the value of commercial and real estate loans; and the other risks detailed in the Company's 8-K dated May 17, 1999 as filed with the

Securities and Exchange Commission (the "SEC"); periodic reports on Forms 10-Q, 8-K and 10-K and any amendments with respect thereto filed with the SEC; and other filings made by the Company with the SEC.

   We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

ITEM 1. BUSINESS

General

   Imperial Credit Industries, Inc. ("ICII"or the "Company") primarily conducts its business activities through its commercial banking subsidiary, Southern Pacific Bank ("SPB"). SPB was undercapitalized at December 31, 2000. See Item 1. Business--Regulation and Note 4 of Notes to Consolidated Financial Statements. Our core business is commercial lending to corporate borrowers that include lines of credit, term loans, leases, as well as real estate loans on commercial properties.

Business Strategy

   For an explanation of our current business strategy, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--General."

   The Company's operations are divided into several operating segments segregated by product line. See "Imperial Credit Industries, Inc., Notes to Consolidated Financial Statements", Note 2--Operating Activities for a description of each of our business segments.

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

     Investment Banking and Brokerage Services
     Imperial Capital Group, LLC

     We also segregate certain business segments as:
     Other Core Operations
     Equity Interests, and
     De-emphasized/Discontinued/Exited Businesses

Business Finance Lending

Coast Business Credit

 General

   Coast Business Credit ("CBC") is the asset-based and cash stream lending division of our principal subsidiary, SPB, that makes revolving lines of credit and term loans available to growth companies in equipment leasing, aircraft transportation, manufacturing, distribution, technology, service, telecommunications and retail industries. CBC is headquartered in Los Angeles, California, and conducts its lending throughout the United States. In addition to the Los Angeles office, CBC has 16 loan production and satellite offices located in the following cities at December 31, 2000:

     Atlanta           Chicago                  Minneapolis               San Francisco
     Baltimore*        Cleveland                New York City             Santa Clara
     Boston            Irvine                   Phoenix*                  Seattle*
     Charlotte*        Kansas City*             Portland*                 Stamford*

--------
* Satellite office

 CBC's Loan Portfolio

   CBC's principal business is asset-based and cash stream lending to middle market businesses with annual revenues ranging from approximately $10 million to $100 million. Typically, revolving lines of credit are secured by accounts receivable and inventory. Term loans are usually secured by real property, equipment or other fixed assets. CBC's primary niche is the high-technology sector, which includes businesses involved in computer hardware and software, telecommunications, internet services, industrial automation and office equipment. These customers provide CBC with opportunities for long-term relationships in industries with above average growth prospects.

   Over the past two years CBC diversified its originations from traditional asset-based loans to include cash stream loans, aircraft financing, term loans, and participations purchased. SPB has recently decided to refocus the majority of CBC's future originations in the traditional asset-based and cash stream lending area. Most of CBC's asset-based and cash stream loans are originated on a formula basis. CBC typically advances up to 80% of eligible accounts receivable, 25-75% of inventory value (raw material and finished goods), a maximum of 80% of the liquidation value of equipment and 70% of the FMV of real estate. The only exceptions to these general rules occur when there is a recurring cash stream with a diversified base of customers and/or subscribers which lends itself to a collections multiple limited by an earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiplier of two to four and 80% of the appraised value of the subscriber base or licenses outstanding.

   CBC intends to put less emphasis on telecommunications and transportation (including Aircraft and Aviation lending) in 2001, and as a result, expects CBC's portfolio to become more diversified. CBC's lending to technology and software companies, semiconductor companies, electronic equipment manufacturers, computer peripheral manufacturers, and wireless device companies will be focused in its traditional asset-based lending product. CBC expects to focus more effort on business services, distribution, retail, consumer products, rental equipment, vending, and general manufacturing during 2001.

   Set forth below is a table showing CBC's outstanding loan and commitment balances by industry at December 31, 2000 and 1999:

                                  At December 31, 2000                   At December 31, 1999
                          -------------------------------------  -------------------------------------
                          Outstanding  % of   Commitment  % of   Outstanding  % of   Commitment  % of
                            Balance   Total    Balance   Total     Balance   Total    Balance   Total
                          ----------- ------  ---------- ------  ----------- ------  ---------- ------
                                                   (Dollars in thousands)
Aircraft and related
 loans..................   $131,351    17.45% $  179,099  12.89%  $ 60,760     8.12% $   84,150   6.05%
Public utilities........     99,321    13.19     215,535  15.51    154,905    20.71     287,230  20.63
Equipment leasing.......     75,616    10.04      98,800   7.11     43,341     5.79      82,900   5.96
Transportion equipment..     45,080     5.99      67,915   4.89     22,075     2.95      26,250   1.89
Wholesale trade--durable
 goods..................     43,436     5.77      75,800   5.45     57,075     7.63     100,600   7.23
Electronic and
 electrical equipment
 manufacturing..........     33,007     4.38      73,500   5.29     44,045     5.89      94,793   6.81
Paper products,
 printing, publishing...     31,050     4.12      65,000   4.68        --       --          --     --
Retail stores...........     27,468     3.65      39,775   2.86     44,861     6.00      85,500   6.14
Primary metals..........     20,691     2.75      34,903   2.51        --       --          --     --
Mining..................     20,332     2.70      25,000   1.80        --       --          --     --
Health services.........     20,004     2.66      25,000   1.80     16,665     2.23      20,000   1.44
Fabricated metal
 products...............     18,878     2.51      29,900   2.15     36,357     4.86      48,000   3.45
Industrial & commercial
 equipment..............     18,456     2.45      70,868   5.10     23,133     3.09      54,867   3.94
Rubber, plastics,
 leather, stone, clay
 glass..................     18,157     2.41      34,850   2.51        --       --          --     --
Computer software.......     16,480     2.19      43,925   3.16     31,318     4.19      44,000   3.16
Management services.....     15,084     2.00      30,000   2.16     16,110     2.15      41,500   2.98
Computer systems
 design.................     10,835     1.44      30,000   2.16     22,131     2.96      43,000   3.09
Wholesale trade--
 nondurable goods.......      7,276     0.97      14,000   1.01     18,559     2.48      42,000   3.02
Food product
 manufacturing..........      6,136     0.82      20,000   1.44     20,326     2.72      42,500   3.05
Other...................     94,225    12.51     215,867  15.52    136,461    18.23     294,678  21.16
                           --------   ------  ---------- ------   --------   ------  ---------- ------
  Total.................   $752,883   100.00% $1,389,737 100.00%  $748,122   100.00% $1,391,968 100.00%
                           ========   ======  ========== ======   ========   ======  ========== ======

   Set forth below is a summary of CBC's loan portfolio at December 31, 2000, 1999 and 1998:

                                                   At December 31,
                                           ----------------------------------
                                              2000        1999        1998
                                           ----------  ----------  ----------
                                                (Dollars in thousands)
   Commitments............................ $1,389,737  $1,391,968  $1,050,426
   Outstanding loans......................    752,883     748,122     633,299
   Outstanding loans to technology
    companies (1).........................    250,273     293,521     208,800
   Outstanding unfunded commitments.......    636,854     643,846     417,127
   Average outstanding balance per
    customer..............................      4,903       4,310       3,700
   Average commitment per customer........      9,020       8,019       6,137
   Weighted average yield.................      11.82%      13.17%      13.09%

--------
(1) Technology companies primarily include long distance resellers, paging companies, semiconductor manufacturers, software developers, wireless communications companies, and computer business services.

 Loan Products and Originations

   CBC's loans typically have maturities of one to three years, providing borrowers with greater flexibility to manage their borrowing needs. These loans have a renewal provision for an additional extension year at the end of the contract term and annual renewals thereafter unless terminated by either party (usually requiring 90 days written notice prior to the end of the term). Loans are categorized based on the type of collateral securing the loan.

   Accounts Receivable Loans. These loans are revolving lines of credit that are secured by accounts receivable from their customers. Each borrower's customers normally make their payments to a blocked account, lockbox or directly to CBC. CBC deposits the payments daily and applies the funds to the borrower's loan balances. CBC typically lends up to 80% of the principal balance of accounts receivable that meet its eligibility requirements. However, advance rates vary depending on the borrower's dilution, concentrations, and historical performance with CBC. CBC's internal auditors conduct quarterly examinations of the collateral and financial condition of each borrower.

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

   Term Loans. CBC also originates term loans secured by real property, equipment or other fixed assets. These loans typically have three-to-five year amortization periods, but are due and payable upon termination of the master loan and security agreement. A small percentage of term loans are stand-alone and do not include a revolving facility. These loans are usually related to larger equipment financing arrangements, such as large aircraft.

   Participation Loans. Participation loans consist of both term loans and revolving lines of credit which CBC and other lenders (banks or other asset-based lenders) jointly lend to borrowers under one loan agreement.

   Cash Stream Loans. CBC also originates loans based on a multiple of recurring cash streams. Such loans are typically made to companies that generate a consistent stream of recurring collections. These companies include internet service providers, alarm companies, furniture rental companies, and other companies where regular, consistent payments are made for providing a particular product or service. Cash stream loans are generally limited to no more than four times the borrowers EBITDA. CBC also obtains an independent appraisal of the customer base providing the cash stream to determine the underlying value of the relationships generating the future cash streams. Cash stream loans are also subject to lending limits relative to the appraised value of the borrower's customer base, enterprise value, or subscriber base.

   Set forth below is a table showing the principal amount of CBC's outstanding loans and the percentage of CBC's portfolio of each loan type at December 31, 2000, 1999 and 1998:

                          December 31, 2000  December 31, 1999  December 31, 1998
                          -----------------  -----------------  -----------------
                          Outstanding % of   Outstanding % of   Outstanding % of
                            Balance   Total    Balance   Total    Balance   Total
                          ----------- -----  ----------- -----  ----------- -----
                                         (Dollars in thousands)
Accounts receivable/cash
 stream loans...........    $383.5     50.9%   $411.2     55.0%   $520.4     82.2%
Inventory loans.........      42.8      5.7      61.4      8.2      94.5     14.9
Term loans..............     196.1     26.0     162.9     21.8       N/A      N/A
Participation loans
 purchased..............     174.2     23.1     152.2     20.3      50.0      7.9
Participation loans
 sold...................     (43.7)    (5.7)    (39.6)    (5.3)    (31.6)    (5.0)
                            ------    -----    ------    -----    ------    -----
  Total.................    $752.9    100.0%   $748.1    100.0%   $633.3    100.0%
                            ======    =====    ======    =====    ======    =====

 Underwriting

   Before a credit line proposal letter is approved and a line of credit is established, CBC conducts a due diligence review of the prospective client that includes all or part of the following:

  . An audit of the company's records which include verification of its accounts receivable and inventory, along with reviews of its financial statements, management information systems, accounts payable and reporting capability

  . Independent appraisals of inventory, equipment or real estate

  . Background checks on the principals and investors of the company

  . Extensive research on the prospective client, its industry, suppliers, competitors and products

  . Detailed analysis of the prospective client's audited or reviewed financial statements including ratio analysis, trend analysis, comparison to budget projections, interim results and multi-year analysis

  . Uniform Commercial Code searches and filings, and

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

   The underwriting process begins after a proposal letter is issued. At that time, CBC requires the prospective borrower to provide a deposit for the due diligence and audit. If the prospective borrower is providing inventory, equipment or real estate as collateral for the loan, then CBC will order appraisals for the various types of collateral. CBC's auditing staff conducts an audit generally consisting of a due diligence review of the prospective borrower's accounting and financial records, including a statistical review of accounts receivable and charge off history. CBC auditors then submit their reports and work papers to CBC's credit committee along with the other due diligence being conducted by the underwriting department and appraisals by an outside appraisal firm.

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

 Credit Monitoring and Controls

   Each CBC credit is assigned to an individual account executive who monitors each borrower's credit, collateral and advances. CBC account executives monitor borrowers' accounts receivable using three reports. The first is an accounts receivable aging analysis report prepared monthly by the loan processor and reviewed by the account executive. This report includes details pertaining to account concentrations and aging trends. The second is an accounts receivable activity summary prepared weekly by the loan processor and reviewed by the account executive, summarizing borrowings, repayments and pledged collateral. The third is a daily report prepared by the borrower and reviewed by the account executive to determine credit availability for a particular day. If liquidation is required for a borrower to repay an outstanding loan, then CBC attempts to effect a consensual possession of the collateral property and joint collection of accounts receivable. In certain instances, court action may be required to ensure collection of receivables and to obtain possession of pledged assets.

   CBC monitors cash stream loans in five ways. The first way is monitoring of the recurring monthly collections deposited into a lock box that is swept daily. At the end of each month the borrowings are adjusted upward or downward based on the amount of recurring collections received in the prior month (and usually adjusted for a 3-12 month moving average). The second loan limit that is monitored is a covenant which creates an event of default if collections in a given month fall below approximately 20% of the projected collections of the prior period's collections. Another monitoring tool is the EBITDA covenant that restricts the amount of debt that can be borrowed on the basis of a cap on Debt/EBITDA. As EBITDA increases or decreases in a given time frame, the amount of allowable CBC debt also may be limited or increased. The Debt / EBITDA covenant is also usually based on a 3-12 month moving average and usually provides a cap at approximately two to four times EBITDA.

   The fourth metric that is used to monitor cash stream loans is the requirement for the borrower periodically to re-appraise the subscriber base or revenue stream that underlies the recurring collections. CBC's loans generally require the loan amount not to exceed 80% of the appraised value of the revenue stream from the subscriber base or rental contracts or monthly fees calculated on the basis of an orderly liquidation value. Finally, the fifth method for monitoring cash stream loans is maintaining up-to-the-minute data about comparable sales of other companies, subscribers, or routes that are similar to those of our borrowers. Current comparable sales data allows CBC to value its borrowers' assets on an ongoing basis.

 Pricing and Funding

   CBC typically charges its customers prime plus 1% to 3% (exclusive of loan fees) on the outstanding balance of their loans depending upon the credit quality of the borrower. In addition, CBC attempts to be flexible in the structuring of its revolving credit lines and to provide prompt service in order to gain an advantage over its competitors. When competing against more traditional lenders, CBC competes less on price and more on flexibility and speed of funding. CBC strives to fund its initial loan advance within four to five weeks of receiving the required information and completing its due diligence review. CBC also charges fees for prepayments, letter of credit facilities, loan originations and renewals, and may charge other special fees.

 Asset Quality

   The amounts of non-performing assets attributable to CBC's business at December 31, 2000, 1999 and 1998 were $31.8 million, $22.2 million and $1.1 million, respectively. The amount of net charge-offs relating to CBC's loans for 2000, 1999 and 1998 were $88.9 million, $17.4 million and $67,000, respectively. The increase in CBC's non-accrual loans and charge-offs for the year ended December 31, 2000 resulted from a problem asset work-out strategy deployed by CBC's previous management, compounded by a slowing economy. During the course of the previous two years, CBC's management made the decision to advance unsecured funds to problem borrowers in an attempt to rehabilitate the borrower. This strategy resulted in significant unsecured overadvances to CBC's borrowers. The increases in charge-offs and provision for loan losses related to these credits combined with an economic slowdown in the technology and telecommunications industries have been a significant cause of CBC's recent poor financial performance. Additionally, the deterioration of collateral value and the beginning of a general economic turndown in the telecommunications and technology sectors have resulted in increased non-performing assets and charge-offs.

   See Item 7. "Management's Discussion and Analysis--Asset Quality," for more information about CBC's non-performing assets and non-accrual loans.

   SPB has made significant changes to CBC's operating structure, credit underwriting, and credit administration functions to ensure the CBC loan portfolio is more stringently managed.

   The additional changes to CBC's underwriting, credit administration, and workout strategies include:

  . All new credits must include the approval of SPB's chief credit officer,

  . CBC's over-advance approval authority has been terminated,

  . All covenant waivers or amendments require the approval of SPB's Chief
    Credit Officer,

  . All customer covenant violations must be reported to SPB's Chief Credit
    Officer within 24 hours of discovery,

  . A new risk monitoring system for CBC has been introduced based on a review of several risk-rating factors,

  . Quarterly meetings will take place between field audit, portfolio administration, and SPB's Risk Management Department to review all CBC accounts,

  . Customer risk ratings will be updated regularly,

  . Under new management from SPB, CBC has been more proactive in identifying potential problem credits,

  . Industry papers will be prepared and updated annually for all syndicated national credit categories with $100 million or above of credit exposure, and

  . Credit guidelines will be reviewed semi-annually for technology and telecommunications--based lending, which together account for a significant portion of CBC's loan portfolio.

 Marketing

   CBC obtains business through referrals from:

   . banks                . existing borrowers              . investment banks
   . venture capitalists  . other finance companies         . mezzanine funds
   . accounting firms     . independent brokers
   . management
     consultants          . other affiliates of our company

   CBC's marketing officers call on CBC's referral sources to identify and receive introductions to potential clients. CBC also identifies potential clients from database searches. CBC's marketing efforts also include in-house telemarketing, magazine and newspaper advertising, attendance at and sponsorship of seminars and trade shows, banner ads and internet advertising. CBC pays its marketing personnel competitive base salaries and commissions based on funded transactions. Commissions can be a significant portion of the total compensation paid to CBC's marketing personnel. CBC believes that this will motivate and reward the creation of new business and the retention of existing business. CBC's marketing personnel do not have credit decision authority.

Imperial Warehouse Finance, Inc.

 General

   Imperial Warehouse Finance, Inc. ("IWF") is a wholly owned subsidiary of SPB which provides nationwide short-term repurchase lines of credit to mortgage lenders ("Sellers"), who are in search of a reliable Warehouse Lender. IWF's repurchase lines of credit provide Sellers with the ability to do same day closings and sell such residential mortgage loans in the secondary market.

 IWF's Loan Portfolio

   IWF has entered into a participation agreement with SPB pursuant to which SPB funds 100% of IWF's warehouse loans to Sellers.

   IWF generates revenues by charging an interest rate based on Prime plus a percentage, along with a transaction fee for each loan purchased.

   The following table sets forth certain information regarding IWF's warehouse lines at December 31, 2000, 1999 and 1998:

                                                        At December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
                                                     (Dollars in thousands)
   Commitments.................................... $154,855  $300,415  $401,500
   Outstanding warehouse lines....................   50,639    78,068   181,001
   Outstanding unfunded commitments...............  104,216   222,347   220,499
   Average outstanding balance per customer.......    1,160       940     1,602
   Average commitment per customer................    3,520     3,617     3,554
   Weighted average yield.........................     9.72%     8.28%     9.94%

   IWF's outstanding balances to customers by geographic location were as follows at December 31, 2000, 1999 and 1998:

                                            At December 31,
                         ------------------------------------------------------
                               2000              1999               1998
                         ----------------- ----------------- ------------------
                                   % of              % of               % of
                                 Loans in          Loans in           Loans in
                         Amount  Portfolio Amount  Portfolio  Amount  Portfolio
                         ------- --------- ------- --------- -------- ---------
                                         (Dollars in thousands)
   New York............. $ 4,774    9.35%  $24,720   31.66%  $ 41,177   22.75%
   Maryland.............   8,790   17.22    22,188   28.42     26,865   14.84
   California...........  22,978   45.03     6,140    7.86        241    0.13
   Michigan.............      89    0.17     4,780    6.12     40,854   22.57
   Florida..............   8,641   16.93     3,369    4.32     25,844   14.28
   New Jersey...........     217    0.43     2,915    3.73     14,700    8.12
   Indiana..............     --      --        128    0.16     10,757    5.94
   Other................   5,150   10.87    13,828   17.73     20,563   11.37
                         -------  ------   -------  ------   --------  ------
     Total.............. $50,639  100.00%  $78,068  100.00%  $181,001  100.00%
                         =======  ======   =======  ======   ========  ======

   As a result of the relocation in the fourth quarter of 1999, none of the employees of IWF made the move from New Jersey to California. We believe that as a result of the personal contacts that IWF's former employees had with the existing client base, a substantial number of customers have paid off their warehouse lines and moved their relationships to the new employers of our former IWF employees. However, several positive changes have transpired during the fourth quarter of 2000 which will reflect on IWF's production and performance in 2001. In the fourth quarter of 2000, we changed the management team of IWF, who has restructured the company's contractual documentation, underwriting guidelines, sellers requirements and daily operational procedures, with the intent of minimizing its risk exposure. IWF has terminated several business relationships that were unable to comply with the new requirements. Since the change in management, IWF has added $38.6 million in new commitments and $16.3 million in new outstanding balances through December 31, 2000 from new business relationships under more stringent underwriting guidelines.

 Loan Products and Originations

   Under our new Master Repurchase Agreement, IWF purchases first and/or second trust deed mortgage loans secured by real estate properties from approved Sellers that are later sold to the approved secondary marketing investors.

 Underwriting

   During the fourth quarter of 2000, we implemented changes to our underwriting policies. In general, these new policies require Sellers to maintain a higher company net worth. We have also implemented margin accounts, which are held by SPB and managed by IWF for any possible purchase deficiencies. The new policy includes Seller's performance reviews, which are conducted on a quarterly basis to ensure continuing business relationships. Purchased loans are underwritten in accordance with both IWF's and SPB's policies and procedures. Several changes have been made to IWF's application and approval process that requires detailed information on the prospective applicant. After evaluating the application and independently verifying the applicant's credit history, business relationships, investor approvals, licensing status (among other critical credit verification), the application is submitted to SPB's loan committee for final disposition. After final approval, IWF personnel will conduct an on-site visit with the approved Seller to confirm the information provided in the application. IWF will confirm Seller's organizational structure, operational personnel, type of business conducted, along with a walk through on their operational procedures from processing through credit file shipment to the investor.

   All mortgage loans purchased by IWF on behalf of the approved Seller are secured by 1-4 family real estate properties. Upon the release of funds to close a real estate transaction, IWF holds all rights and interest to the mortgage loan. The repurchase line may also be secured by a personal guaranty executed by the principals of the mortgage company. Typically the loans are to be repurchased from IWF within 60 days of its initial purchase date.

 Credit Monitoring and Controls

   IWF has implemented daily purchase operational procedures with the intent of minimizing its risk exposure and ensure the quality of the purchased mortgage loans. IWF has also implemented quarterly reviews on all active Sellers to ensure that the Seller is maintaining its contractual obligations with IWF and to establish and maintain long term profitable business relationships. IWF has implemented the following changes:

  . Approved Sellers are required to execute a Master Repurchase Agreement,
    Sellers Warranties Agreement and UCC filings, as well as having IWF recorded as a loss payee on their Errors and Omissions Insurance and Fidelity Bond.

  . All margin accounts (to cover margin deficits) are held with IWF's parent company, Southern Pacific Bank, and monitored by IWF.

  . Sellers are required to provide evidence of underwriting approvals from either internal underwriters if the Seller has been approved for delegated underwriting by the ultimate purchaser of the mortgage loan, or from the ultimate investor in the mortgage loan, prior to each purchase transaction.

  . Repurchase wires are received directly from an approved third party investor.

  . Detailed status of the outstanding loans are required if a loan has not been repurchased after its permissible period.

 Pricing and Funding

   IWF typically charges its Sellers Prime minus 0.50% to Prime plus 2% for each loan purchased, along with transaction fees ranging from $50 to $120 per transaction.

 Asset Quality

   The amount of non-performing assets attributable to IWF's business at December 31, 2000, 1999 and 1998 were $9.4 million, $7.8 million, and $4.1 million, respectively. The amount of net charge-offs relating to IWF's loans during the year ended December 31, 2000 was $16.4 million. IWF experienced $1.6 million and $0 in charge-offs for the years ended December 31, 1999 and 1998. The increases in NPL's and charge-offs during 2000 was the result of fraud and from enforcing stricter underwriting and collection policies on IWF's customers.

   See Item 7. "Management's Discussion and Analysis--Asset Quality," for more information about IWF's non-performing assets and non-accrual loans.

 Marketing

   IWF expects to continue developing its business relationships nationwide. IWF markets its business by attending industry tradeshows, advertising in such publications as the Mortgage Banker, the National Mortgage Professional and the National Mortgage News and by direct mail.

Loan Participation and Investment Group

 General

   SPB formed the Loan Participation and Investment Group ("LPIG") in September 1995 to invest in and purchase senior secured debt of other companies (referred to as a "participation") offered by commercial banks in the secondary market. We stopped originating new commitments for LPIG during 1998 as we believe that the capital that is currently being deployed at SPB to support LPIG's business could be better utilized in our other core businesses. As such, we anticipate that the current outstanding balance of LPIG's loans will decrease over time as this portfolio runs-off. The principal types of loans acquired by LPIG are senior-secured bank loans, in the form of revolving lines of credit and long-term loans or letters of credit. As a part of its business, LPIG invested in loan participations through both on and off balance sheet financing arrangements. The on balance sheet investments are funded by the FDIC insured deposits of SPB, while LPIG's off balance sheet financing is primarily conducted through a trust and total return swap instrument.

   During the year ended December 31, 1999, we entered into total rate of return swap contracts for investment purposes with various investment bank counter parties, the provisions of which entitle our company to receive the total return on various nationally syndicated bank loans and pay for a floating payment of one month LIBOR plus a spread. These contracts are off balance sheet instruments, and are managed by SPB's LPIG division. As of December 31, 2000 and 1999, we were party to total rate of return swap contracts with a total notional amount of syndicated bank loans of $65.2 million and $83.6 million, respectively, under which we were obligated to pay one month LIBOR plus a weighted average spread of 0.88%. The weighted average remaining life of these contracts was 51.2 months and 60.0 months at December 31, 2000 and 1999. For the years ended December 31, 2000 and 1999, we recognized $2.7 million and $2.9 million in interest income on these total return swaps and ($3.8) million and $197,000 in net mark-to-market gains or (losses), respectively. The cash flows from these swaps are generated by investments in nationally syndicated bank loans which have experienced high default rates in the year ended December 31, 2000. Additionally, credits in the swaps are subject to market price risk, and as such could result in significant gains or losses to our company.

 LPIG's On Balance Sheet Loan Portfolio

   The following table sets forth certain information regarding LPIG's commitments and outstanding balances at December 31, 2000, 1999 and 1998 as follows:

                                                        At December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
                                                     (Dollars in thousands)
   Commitments.................................... $289,110  $459,533  $523,300
   Loans outstanding..............................  123,471   216,961   222,100
   Average outstanding balance per loan...........    4,410     6,027     4,936
   Average commitment per loan....................   10,325    12,765    11,929
   Weighted average yield.........................     7.84%     7.55%     8.21%

 Underwriting/Credit Monitoring and Controls

   By purchasing loan participations, LPIG built its loan portfolio without loan origination costs or ongoing loan servicing costs and with minimal administrative costs. LPIG attempted to minimize the risk of investing in loan participations by performing a comprehensive analysis of a borrower's creditworthiness including analysis of operating performance, cash flow, capital structure, collateral, customers, suppliers, industry and competition. Loans are monitored on at least a quarterly basis for performance against projections and compliance with loan covenants.

   Set forth below is a table showing LPIG's outstanding loan and commitment balances by industry at December 31, 2000 and 1999:

                                  At December 31, 2000                   At December 31, 1999
                          -------------------------------------  -------------------------------------
                          Outstanding  % of   Commitment  % of   Outstanding  % of   Commitment  % of
                            Balance   Total    Balance   Total     Balance   Total    Balance   Total
                          ----------- ------  ---------- ------  ----------- ------  ---------- ------
                                                   (Dollars in thousands)
Manufacturing...........   $  3,682     2.98%  $ 24,647    8.53%  $ 26,469    12.20%  $ 63,189   13.75%
Television
 broadcasting...........     14,044    11.37     33,790   11.69     13,773     6.35     44,483    9.68
Entertainment...........     11,477     9.30     11,641    4.03     36,332    16.74     43,453    9.46
Packaging...............     11,212     9.08     19,394    6.71     19,432     8.96     31,545    6.86
Hotels..................     10,134     8.21     26,407    9.13     18,135     8.36     28,774    6.26
Automobile rentals .....        --       --      15,000    5.19        --       --      25,000    5.44
Telecommunications......     22,688    18.38     25,000    8.65     20,238     9.33     25,000    5.44
Mining..................        --       --      16,000    5.53      7,000     3.23     23,000    5.00
Food processing ........      5,857     4.74     10,000    3.46     11,216     5.17     18,697    4.07
Waste disposal
 services...............      4,452     3.61     10,245    3.54      8,433     3.89     18,643    4.06
Party goods
 distribution...........      5,166     4.18     14,886    5.15      3,780     1.74     14,940    3.25
Office products.........      8,809     7.13     10,627    3.68      6,624     3.05     14,725    3.20
Defense.................      3,098     2.51     13,388    4.63      4,131     1.90     14,421    3.14
Air carrier.............        --       --         --      --       9,106     4.20     13,400    2.92
Park management.........      3,324     2.69      6,278    2.17      7,636     3.52     13,091    2.85
Rail transportation.....     10,100     8.18     10,100    3.49     12,360     5.70     12,600    2.74
Chemicals...............        634      .51     10,557    3.65        --       --      10,557    2.30
Healthcare..............      6,600     5.35      6,750    2.33      9,687     4.46      9,835    2.14
Automobile parts........        643      .52      9,000    3.11        --       --       9,000    1.96
Electronics.............      1,551     1.26      7,143    2.47        --       --       7,143    1.55
Equipment rentals.......        --       --         --      --         --       --       6,750    1.47
Garment.................        --       --       5,400    1.87        --       --       5,400    1.18
Paper...................        --       --         --      --       2,323     1.07      3,030    0.66
Ecological..............        --       --       2,857     .99        286     0.13      2,857    0.62
                           --------   ------   --------  ------   --------   ------   --------  ------
 Total..................   $123,471   100.00%  $289,110  100.00%  $216,961   100.00%  $459,533  100.00%
                           ========   ======   ========  ======   ========   ======   ========  ======

 Pricing and Funding

   LPIG loans are typically priced based on the 1, 2 and 3 month LIBOR rate plus a spread on the outstanding balance of loans.

 Asset Quality

   At December 31, 2000, 1999, and 1998, LPIG had non-performing assets of $26.2 million, $0 and $0, respectively. During the years ended December 31, 2000, 1999 and 1998, LPIG experienced $32.3 million, $3.9 million and $0 in net loan charge-offs, respectively.

   See Item 7. "Management's Discussion and Analysis--Asset Quality," for more information about LPIG's non-performing assets and non-accrual loans.

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

 Loan Products and Originations

   LHO provides loans (with a typical term of 12 to 18 months) and letters of credit for the production of motion pictures and television shows or series that have a predictable market worldwide, and therefore, a predictable level of revenue arising from licensing of the distribution rights throughout the world. LHO also provides various types of credit facilities to creditworthy companies in the film and television industry. LHO is a widely-recognized leader in film financing with over 30 years of experience. LHO's lending officers have a combined total of over 100 years in financing experience. LHO believes it has a competitive advantage due to its extensive worldwide contacts among sales agents, distributors and independent producers in an industry where name recognition and personal contacts are crucial to success. LHO's experience has allowed it to rapidly adapt to changing industry standards in order to maintain its competitive position.

   LHO lends to independent producers of film and television, many of which are located in California. LHO, however, has borrowing clients based all over the world. Independent producers tend to be those producers that do not have major studio distribution outlets for their product. Large film and television studios generally maintain their own distribution outlets and finance their projects with internally generated financing. In addition to funding production loans against a number of distribution contracts, LHO has pioneered a conservative valuation of selected unsold rights to cover a portion of the production budget (gap).

 LHO's Loan Portfolio

   The following table sets forth certain information regarding LHO's commitments and outstanding balances at December 31, 2000 and 1999 as follows:

                                                              At December 31,
                                                              -----------------
                                                                2000     1999
                                                              --------  -------
                                                                (Dollars in
                                                                 thousands)
   Commitments............................................... $101,350  $23,132
   Outstanding loans.........................................   83,688   15,824
   Outstanding unfunded commitments..........................   17,662    7,308
   Average outstanding balance per loan......................    1,391    1,582
   Average outstanding commitment per loan...................    1,469      731
   Weighted average production gap per loan..................    10.40%   17.97%

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

 Asset Quality

   The amount of non-performing assets attributable to the LHO division at December 31, 2000 and 1999 were $8.0 million and $8.2 million, respectively. All but one of these assets were acquired as part of the LHO acquisition, and were on non-accrual status at the time of their purchase. The balance of these non-performing assets represents the estimated value of a film library consisting of 34 films. Subsequent to December 31, 2000, we purchased an additional 14 non-performing loans/assets with an estimated value of $4.9 million in satisfaction of the LHO purchase agreement. These purchases completed our obligation under the LHO acquisition agreement in full.

   See Item 7. "Management's Discussion and Analysis--Asset Quality," for more information about LHO's non-performing assets and non-accrual loans.

Imperial Business Credit, Inc.

 General

   Imperial Business Credit, Inc. ("IBC") is a wholly owned subsidiary located in San Diego, California. IBC ceased originating new business in April, 2000. At that time IBC sold its origination office in Atlanta and closed the Denver origination office. IBC is continuing as a lease portfolio servicing entity by servicing its existing portfolio and a new portfolio originated by an affiliated division of SPB.

 Servicing Activities

   IBC provides lease portfolio servicing activities for SPB. IBC and SPB are parties to a master servicing agreement that enumerates the responsibilities and obligations of IBC in servicing the leases originated by SPB. In general, SPB originates leases that are funded by SPB and IBC is contracted as the servicer. The servicer duties include; generation of invoices, tax compliance, cash application, accounting, reporting and collection activity. In exchange for services performed, IBC receives a fee of 0.40% per annum based on the gross receivables of the lease portfolio being serviced for SPBC and 1.15% for the leases previously funded through IBC's securitization facility, respectively. In addition, IBC is generally entitled to receive all late fees and other miscellaneous fees related to the entire serviced portfolio.

 IBC's Lease Portfolio

   The focus of IBC's lease activities had historically been equipment lease financing to small and medium-sized businesses. During the first quarter of 2000, defaults on leases originated through IBC's broker and small-ticket lease programs continued at a high level. It was determined that IBC could not make the returns necessary to continue in business as an originator of new leases and the origination offices were closed or sold.

   Generally, IBC funded the origination or acquisition of its leases through its short term warehouse credit facilities with third party lenders and SPB and subsequently sold its receivables in the private asset securities market through its securitization program (the "1997-2 Trust"). The following table sets forth the lease activity for IBC for the years ended December 31, 2000, 1999 and 1998:

                                                          At December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
                                                           (In thousands)
   Leases funded.................................... $ 30,933 $125,202 $114,318
   Lease securitizations............................   43,598  132,359  117,724
   Leases serviced for others.......................  170,823  243,463  242,624

 Lease Finance Operations

   Through June 2000, IBC specialized in originating, acquiring, selling, securitizing and servicing non-cancelable, full-payout equipment leases for small and medium-sized business in various industries throughout the United States. Subsequent to this date, IBC's efforts have been focused solely on the servicing of its leases funded through the securitization facility, and servicing leases on behalf of SPB. IBC had historically focused on small-ticket leases with contract amounts between $5,000 and $75,000. IBC derived its earnings from gains recognized on the securitization or sale of leases, from the spread on portfolios held for investment and loans held for sale during the warehouse period and from servicing and related ancillary fees on its servicing portfolio. In each securitization, IBC received advances based on a percentage which is less than the aggregate present value of cash flows from an undifferentiated pool of leases, effectively over collateralizing lease-backed notes or certificates. Over the life of the lease pool securitized, IBC is eligible to receive the excess cash flow resulting from the difference between the lease payments received and the payment of (i) principal and interest to investors in lease-backed notes or certificates and
(ii) backup servicing and trustee fees and other securitization expenses.

   As a result of the recent credit downgrades on our Senior Notes by Moody's and Standard and Poor's ratings services, IBC is in technical default of the terms of the 1997-2 Trust. As such, the insurer of the Class A certificates may cause the 1997-2 Trust to go into "Turbo" amortization. Under Turbo amortization, virtually all cash flows generated in the 1997-2 Trust would be used to pay off the outstanding balance of the Class A certificates, while the Class B and C Certificates, a majority of which are owned by IBC, would receive virtually no cash flows for principal and interest payments until the Class A certificates have been paid in full. IBC received a waiver of this technical default in March 2001. The waiver will be renewed monthly by the insurer, at its option. There can be no assurance given that the insurer will continue to grant the monthly waiver to IBC. If the waiver were not to be granted, IBC's monthly cash flow would decrease by approximately $1.0 million per month, and cash flow to our parent company would decrease by approximately $500,000 per month. The outstanding balances of the securities and retained interests in the 1997-2 Trust owned by IBC were $9.0 million and $4.2 million, at December 31, 2000, respectively.

 Lease Products and Originations

   IBC historically emphasized full payout leases with terms of 24 to 60 months. Generally, these leases were categorized as direct finance leases.

   IBC used a standard, non-cancelable, full-payment finance lease. The substantial majority of the leases originated by IBC provided that the lessee may purchase the equipment for $1.00 at the expiration of the lease, with the remainder of the leases calling for either a mandatory 10% of original cost price buy-out or an optional fair market value buy-out.

   The following table sets forth IBC's lease originations by equipment type for the periods presented:

                          Year Ended December 31, 2000       Year Ended December 31, 1999       Year Ended December 31, 1998
                       ---------------------------------- ---------------------------------- ----------------------------------
                       Number of  Principal               Number of  Principal               Number of  Principal
                         Leases     Amount    % of Total    Leases     Amount    % of Total    Leases     Amount    % of Total
                       Originated Originated Originations Originated Originated Originations Originated Originated Originations
                       ---------- ---------- ------------ ---------- ---------- ------------ ---------- ---------- ------------
                                                                (Dollars in thousands)
Computers........          232     $ 5,350       17.3%        910     $ 19,016      15.2%      1,130     $ 22,990      20.1%
Automotive.......          344       3,929       12.7       1,465       16,092      12.9       1,574       17,474      15.3
Furniture and
 fixtures........          161       3,460       11.2         778       16,778      13.4         522       12,232      10.7
Heavy equipment..          149       3,247       10.5         549       12,829      10.2         524       10,775       9.4
Restaurant.......          213       3,401       11.0         770       11,762       9.4         864       10,074       8.8
Manufacturing/Machine
 work............          100       2,917        9.4         323        8,226       6.6         178        5,174       4.5
Health/Sports
 equipment.......           27       1,143        3.7         104        3,131       2.5         117        3,719       3.3
Print/Typeset
 equipment.......           11         461        1.5          89        2,403       1.9         107        2,337       2.0
Dry
 cleaning/Washing..         11         314        1.0          32          875       0.7          34        1,235       1.1
Clothing
 manufacture.....           10         327        1.1          41        1,533       1.2          10          520       0.5
Radio and
 television
 production
 equipment.......          241       2,224        7.2         896        7,756       6.2         527        7,277       6.4
Other............          195       4,160       13.4       1,234       24,801      19.8       1,092       20,511      17.9
                         -----     -------      -----       -----     --------     -----       -----     --------     -----
 Total...........        1,694     $30,933      100.0%      7,191     $125,202     100.0%      6,679     $114,318     100.0%
                         =====     =======      =====       =====     ========     =====       =====     ========     =====

 Underwriting

   While IBC originated leases, it screened its origination sources by checking personal references and financial and credit information. Broker and certain vendor originators were compensated by IBC on a commission basis. Origination sources generally retained liability for leases only insofar as there was any fraud or misrepresentation in the applications or documentation, unless a special recourse obligation was negotiated with the originator.

   Upon receipt of an application, IBC began an investigation of the creditworthiness of the applicant. IBC credit underwriting procedures were based upon the use of, among other things, pre-screened broker referrals, standardized lease application documents, credit investigations, and in certain transactions, tax returns, financial statements and other relevant credit information concerning the lessee. IBC focused on the time the business has been owned and operated, type of business and the applicant's credit requirements.

   Once a lease had been approved, a standardized lease agreement and other documents were prepared. Lease approvals were applicable for 90 days and with quoted rates for 60 days. When the equipment was shipped and installed, IBC verified that the lessee had received and accepted the equipment before paying the vendor's invoice.

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

  . taking all necessary action to maintain the security interest granted in the leased equipment

  . investigating delinquencies and taking appropriate action

  . communicating with the lessee to obtain timely payments

  . repossessing and reselling the collateral when necessary and

  . generally monitoring each lease

   IBC believes that its ability to monitor lessee performance and collect payments is primarily a function of its collection and support systems. IBC's collections policy is designed to identify payment problems early to permit IBC to quickly address delinquencies and, when necessary, to act to preserve equity in the equipment leased. Collection procedures are intended to commence immediately upon payments becoming 11 days past due.

 Pricing

   IBC typically charged its customers a fixed rate of 10.5% to 17.0% on the original equipment cost financed.

 Asset Quality

   On balance sheet non-performing assets attributable to IBC's leasing operations at December 31, 2000 and 1999 were $9,000 and $720,000, respectively.

   See Item 7. "Management's Discussion and Analysis--Asset Quality," for more information about IBC's non-performing assets and non-accrual loans.

   The following table sets forth the amount and delinquency status for IBC's lease servicing portfolio at December 31, 2000, 1999 and 1998.

                                          At December 31,
                    -----------------------------------------------------------
                           2000                1999                1998
                    ------------------- ------------------- -------------------
                     Amount  % of Total  Amount  % of Total  Amount  % of Total
                    -------- ---------- -------- ---------- -------- ----------
                                      (Dollars in thousands)
   Current......... $164,434    96.3%   $235,884    96.9%   $233,535    96.3%
   30-60 days......    2,502     1.5       2,925     1.2       3,534     1.5
   60-90 days......    1,438     0.8       1,508     0.6       2,037     0.8
   90+ days........    2,449     1.4       3,146     1.3       3,519     1.4
                    --------   -----    --------   -----    --------   -----
     Total......... $170,823   100.0%   $243,463   100.0%   $242,625   100.0%
                    ========   =====    ========   =====    ========   =====

Multifamily and Commercial Mortgage Lending

   We conduct our commercial mortgage lending operations through the Income Property Lending Division of SPB.

Income Property Lending Division

 General

   The Income Property Lending Division ("IPL") of SPB was formed in February 1994. As of December 31, 2000, IPL had six loan origination offices in California, Utah, Illinois and Florida.

 Loan Portfolio

   The focus of IPL's lending activities is the small loan market for 5+ unit multifamily apartments and commercial buildings.

   The following table sets forth the loan activity for IPL for the years ended December 31, 2000, 1999 and 1998:

                                                          At December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
                                                           (In thousands)
   Loans funded..................................... $235,890 $339,666 $366,074
   Average loan size................................      447      442      394
   Whole loan sales.................................  141,926  283,674  304,169
   Gross loans outstanding..........................  364,176  254,140  145,456
   Loans serviced for others........................      --    25,110  759,247

 Loan Products and Originations

   IPL generally seeks to make 70% of its loans secured by apartment buildings and 30% of its loans secured by commercial properties. Most of IPL's business is generated through in-house loan representatives who market the loans directly to mortgage brokers and borrowers. IPL also uses direct mailing, referrals from brokers and real estate developers. Most of IPL's loans have been secured by properties in California. Margins vary over the 6-month LIBOR index ranging from 2.15% to 4.0% depending on product type, property location and credit history of the borrower. IPL's loan programs include 30-year adjustable rate loans tied to the 6-month LIBOR and Bank of America prime indexes. IPL also originates fixed rate loans which accounted for approximately 20% and 42% of IPL's loan production in 2000 and 1999. During 2000 and 1999, 65% and 50.3% of IPL's total loan originations were secured by property located in California. IPL sells the majority of its loan production to third parties.

   Substantially all of IPL's loans contain prepayment restrictions. Such restrictions may prohibit prepayments in whole or in part during a specified period of time and/or require the payment of a prepayment fee. Such prepayment restrictions can, but do not necessarily, provide a deterrent to prepayments.

   IPL may from time to time originate loans with a balloon payment due at maturity. The ability of a borrower to pay such amount will normally depend on its ability to fully refinance the loan or sell the related property at a price sufficient to make the required loan payments.

 Underwriting

   IPL generally uses underwriting criteria that generally require a maximum loan-to-value ratio of 80% and minimum debt coverage ratio of 1.2x on all loans. Loan originations not following this criteria may be funded based on other mitigating factors such as down payment size, strength of borrower, etc. With respect to apartment loans, IPL uses standard government agency documentation and approved independent appraisers. IPL's underwriting is intended to assess the economic value of the mortgaged property and the financial capabilities, credit standing and managerial ability of the borrower. Appraisals and field inspections, performed by SPB approved appraisers and certified inspectors, and title insurance are required for each loan. With respect to the loans secured by commercial properties, IPL's policies typically require that usage comply with local zoning and use ordinances and the use of the commercial space is compatible with the property and neighborhood. The property must have a stable occupancy history, be located in a good market and have adequate parking. IPL reviews the state of repairs of the property, whether there are any unacceptable covenants, if the property is built to code, and any environmental hazards. IPL also looks at the borrower's financial statements to determine the borrower's equity in the property. IPL analyzes whether the borrower will be able to meet all of the mortgaged property's loan obligations and if the borrower holds other property and how those other properties are performing. IPL also looks at the borrower's other income as a possible source of repayment for the loan.

 Pricing

   IPL establishes loan pricing at least once each week based on prevailing interest rates and general market conditions. The standard pricing is based on factors such as the anticipated price IPL would receive upon sale or securitization of the loan, the anticipated interest spread realized during the period of accumulating loans, the targeted profit margin and the anticipated costs associated with sale or securitization.

 Credit Monitoring and Controls

   SPB services all loans held for investment or available for sale. These servicing activities consist of:

   . collecting, accounting for and posting  . communicating with the borrowers to
     all payments received,                    obtain timely payments,

   . responding to inquires,                 . repossessing and reselling the
                                               collateral when necessary, and

   . investigating delinquencies and taking  . generally monitoring each loan.
     appropriate action,

 Asset Quality

   Non-performing assets attributable to IPL's operations at December 31, 2000 and 1999 were $1.7 million and $459,000, respectively.

   See Item 7. "Management's Discussion and Analysis--Asset Quality," for more information about IPL's non-performing assets and non-accrual loans.

Asset Management Activities

   We conduct advisory and asset management services through our wholly owned subsidiary Imperial Credit Asset Management, Inc. Through October 22, 1999, we also conducted asset management services through Imperial Credit Commercial Asset Management Corp.

 Imperial Credit Asset Management, Inc.

   Imperial Credit Asset Management, Inc. ("ICAM") was formed in April 1998. ICAM manages Pacifica Partners I L.P., and Cambria Investment Partnership I, L.P. Pacifica Partners I is a $500 million collateralized loan obligation fund we launched in August 1998. Pacifica Partners I's assets consist of approximately $400 million in nationally syndicated bank loans and approximately $100 million in high yield bonds. We have invested net cash of $51.3 million through a total return swap in the subordinated and equity interests of Pacifica Partners I at December 31, 2000. The recoverability of this asset is dependent upon the future cash flows from Pacifica Partners I. These cash flows come from investments in nationally syndicated bank loans and high yield bonds which have experienced high default rates in the year ended December 31, 2000. Pacifica Partners I's actual cash flows from August 1998 through December 31, 2000 have been greater than originally projected. The average yield from all of the assets in Pacifica Partners I was 9.33% in 2000 and 8.52% in 1999. Additionally, we received net management fees of approximately 60 basis points on total assets under management. For the year ended December 31, 2000 and 1999, ICAM earned net management fees before expenses of $3.1 million and $3.1 million, respectively, from managing Pacifica Partners I.

   At December 31, 2000 and 1999, we had also invested $6.0 million and $10.0 million, respectively, in Cambria which is a hedge fund that invests in syndicated bank loans. During the third quarter of 2000, we decided to liquidate the assets in Cambria. At December 31, 2000 and 1999, Cambria had total assets under management of approximately $58.3 million and $134.9 million, respectively. The return on our investment was 8.00% for the year ended December 31, 2000 and 14.0% for the year ended December 31, 1999. ICAM earns fees equal to one percent of assets under management plus a 20% incentive fee for positive returns for each calendar year. For the years ended December 31, 2000 and 1999, ICAM earned management fees of $159,000 and $833,000 from managing Cambria.

 Imperial Credit Commercial Asset Management Corp.

   Imperial Credit Commercial Asset Management Corp. ("ICCAMC") was formed in 1997. See "Item 13. Certain Relationships and Certain Transactions-- Relationships with ICCMIC--ICCMIC Management Agreement". ICCMIC was a publicly traded corporation which elected to be taxed as a real estate investment trust that invested primarily in performing multifamily and commercial real estate loans, direct investments in real estate and commercial mortgage-backed securities.

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

   On March 28, 2000, we acquired all of the outstanding shares of ICCMIC (consisting of 25,930,000 shares not already owned by us and certain of our affiliates and subsidiaries) for a cash purchase price of $11.575 per share. See "Liquidity and Capital Resources--The ICCMIC Acquisition," for further details.

Investment Banking and Brokerage

 Imperial Capital Group, LLC

   Imperial Capital Group, LLC ("ICG") formed in July 1997 was a majority owned subsidiary through the fourth quarter of 2000. During the fourth quarter of 2000, we sold a portion of our ICG holdings to ICG and to certain members of ICG's management. The Company currently owns 38.5% of ICG as compared to 63.2% prior to the sale. As a result of the sale, beginning with the fourth quarter of 2000, we will report future ICG results of operations as equity in the operations of ICG. ICG together with its subsidiaries, Imperial Capital, LLC and Imperial Asset Management, LLC, offer individual and institutional investors financial products and services. Imperial Capital, LLC, is a registered broker/dealer with the United States Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc. It provides investment opportunities and research to individual and institutional investors, raises private and public capital for middle market companies, and trades debt, equity and asset backed securities. Imperial Asset Management, LLC, is an investment advisor registered with the United States Securities and Exchange Commission, and provides investment management services to high net worth individuals and institutional clients. ICG raised total debt and equity proceeds of $184.5 million through September 30, 2000 and $137.3 million in the year ended December 31, 1999 for its corporate clients through private placement offerings. Through the nine months ended September 30, 2000 (the period in which we consolidated the operations of ICG) ICG generated $30.0 million in investment banking and brokerage fee revenues and $27.2 million and $18.5 million in the years ended December 31, 1999 and 1998, respectively. Through the nine months ended September 30, 2000 (the period in which we consolidated the operations of ICG) ICG generated $4.0 million in net income and net income of $2.5 million and a net loss of ($3.9) million in the years ended December 31, 1999 and 1998, respectively.

   ICG has been engaged by our company to provide investment banking services in connection with our recapitalization transaction. Under the terms of the engagement, ICG may earn fees of up to $5.6 million upon the successful completion of the recapitalization transaction. ICG has entered into a separate agreement with our company that requires the prepayment of $2.6 million of principal amount of subordinated debt owed to our company by ICG upon the payment of the fees earned as a result of the recapitalization transaction. See Item 7. "Management's Discussion and Analysis--Results of Operations--Recapitalization Transaction" for more information.

Other Core Operations

 Imperial Credit Lender Services, Inc.

   In July 1998, ICII acquired the assets of Imperial Credit Lender Services, Inc. ("ICLS") formerly Statewide Documentation, Inc., for a purchase price of $5.0 million worth of ICII common stock. ICLS initially began its operations in 1981. Its primary business is providing loan documentation preparation and loan closing services nationwide. Additionally, ICLS provides national notary and recording services.

   For the year ended December 31, 2000, 1999 and the period from our acquisition in July of 1998 through December 31, 1998, ICLS earned loan closing fees of $1.4 million, $1.4 million and $845,000, respectively. ICLS's net losses were $4.8 million, $694,000 and $135,000 for the years ended December 31, 2000, 1999 and the period from our acquisition in July 1998 through December 31, 1998, respectively.

   The loss of $4.8 million in 2000 is attributable to the $4.1 million write-off of goodwill during the third quarter of 2000. In February of 2001, the Company disposed of ICLS for its remaining net book value.

 Total Return Swaps

   As a part of the Pacifica Partners I LP collateralized loan obligation ("CLO") fund we launched in August 1998, we delivered subordinate bonds of approximately $51.3 million into a total rate of return swap with the Canadian Imperial Bank of Commerce ("CIBC"). The provisions of the swap currently entitle us to receive the total return on the subordinate bonds delivered and pay CIBC a floating payment of LIBOR plus a weighted average spread of 0.75%. Prior to October, 2000 the provisions of the swap entitled us to receive the total return on the subordinate bonds delivered and pay CIBC a floating payment of LIBOR plus a weighted average spread of 1.36%. We posted cash collateral of $51.3 million at December 31, 2000 and $25.9 million at December 31, 1999 to CIBC as collateral for the swap. These amounts are classified as Trading Securities on the consolidated balance sheet at December 31, 2000 and 1999. The assets in the swaps are subject to market price risk, and as such, sales of assets in the swaps could result in significant gains or losses to our company.

Non Core Business Lines

   We also operate "non-core" businesses, which consist of businesses that we've decided to de-emphasize or exit. We call these businesses Equity Interests and De-emphasized/Discontinued/Exited Businesses. Our exit from these non-core businesses will allow our management to focus on our core business lines.

Equity Interests

   At December 31, 2000 and 1999, we had no equity interests in publicly traded entities. During the years ended December 31, 1998 and 1997, we held equity interests in three publicly traded entities, Franchise Mortgage Acceptance Company ("FMC"), Impac Mortgage Holdings, Inc. ("IMH") and Southern Pacific Funding Corporation ("SPFC"). During the fourth quarter of 2000, the Company reduced its ownership percentage in ICG from 63.2% to 38.5% through the sale of a part of its equity interest to ICG and certain management members of ICG. As a result, we began to consider ICG as an Equity Interest beginning in the fourth quarter of 2000. The income from ICG is accounted for by the equity method of accounting beginning with the fourth quarter of 2000.

 FMC

   FMC was a publicly traded company through November 1, 1999 that originated and serviced loans and equipment leases to small businesses. We sponsored FMC's initial public offering in November 1997. As part of the initial public offering of FMC, we recorded a total gain on sale of FMC common stock of $92.1 million in 1997. Our investment in FMC contributed $30.0 million, $3.2 million and $41.8 million to our revenues in 1999, 1998 and 1997, respectively. During the fourth quarter of 1999, FMC was acquired by Bay View Capital Corporation ("BVC") and we sold our 38.3% common stock ownership interest resulting in a pre-tax gain on sale of $30.1 million for the year ended December 31, 1999. As of December 31, 1999 and 1998, we owned none and 11,023,492 shares or 38.3% of the outstanding common stock of FMC, respectively. For the year ended December 31, 1998, our investment in FMC was reflected on our consolidated balance sheet as "Equity Interest in Franchise Mortgage Acceptance Company" and was accounted for pursuant to the equity method of accounting until the third quarter of 1999. During the third quarter we determined that we did not have the ability to exercise significant influence over FMC and, therefore, we changed to the cost method of accounting for this investment.

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

 ICG

   During the fourth quarter of 2000, we sold a portion of our ICG holdings to ICG and to certain members of ICG's management. The Company currently owns 38.5% of ICG as compared to 63.2% prior to the sale. As a result of the sale, we will no longer consolidate the operations of ICG. Beginning with the fourth quarter of 2000, we consider ICG to be an Equity Interest and will report future ICG results of operations as equity in the operations of ICG. ICG together with its subsidiaries, Imperial Capital, LLC and Imperial Asset Management, LLC, offer individual and institutional investors financial products and services. Imperial Capital, LLC, is a registered broker/dealer with the United States Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc. It provides investment opportunities and research to individual and institutional investors, raises private and public capital for middle market companies, and trades debt, equity and asset backed securities. Imperial Asset Management, LLC, is an investment advisor registered with the United States Securities and Exchange Commission, and provides investment management services to high net worth individuals and institutional clients. For the nine months ended September 30, 2000, ICG raised total debt and equity proceeds of $184.5 million and $137.3 million in 1999 for its corporate clients through private placement offerings. During the three months ended December 31, 2000 (the period in which we began to account for our investment in ICG as an Equity Interest) ICG generated $479,000 in equity in the net income of ICG.

Discontinued/De-emphasized Operations/Exited Businesses

   De-emphasized/Discontinued/Exited Businesses--represents those business units we decided to either de-emphasize, discontinue, or exit. We decided to de-emphasize, discontinue or exit these business lines because they were not meeting our expectations for a variety of reasons. These reasons included: significant credit losses, insufficient loan production volumes, inadequate gross profit margins, and risks associated with international lending operations. We include the following significant operations in Exited
Businesses: Auto Marketing Network, Inc., the Auto Lending, the Alternative Residential Mortgage, and the Consumer Loan Divisions of SPB, and Credito Imperial Argentina ("CIA"), our residential loan production business in Argentina.

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

   Losses from AMN's discontinued operations, net of taxes were as follows:

                                                                    Disposition
                                  For the           For the         Period from      Period from
                                Year Ended        Year Ended     August 1, 1998 to January 1, 1998
                             December 31, 2000 December 31, 1999 December 31, 1998 to July 31, 1998
                             ----------------- ----------------- ----------------- ----------------
                                                         (In thousands)
   Loss from discontinued
    operations.............       $5,218             $899             $   --            $3,232
   Loss on disposal of
    AMN....................          --               --               11,276              --
                                  ------             ----             -------           ------
   Net loss from
    discontinued
    operations.............       $5,218             $899             $11,276           $3,232
                                  ======             ====             =======           ======

   For the year ended December 31, 2000, AMN incurred additional operating losses from discontinued operations of $5.2 million, net of income taxes, primarily related to the establishment of a $3.5 million deferred tax asset valuation allowance, loan loss provisions of $1.1 million, $574,000 in mark-to-market write downs on securities and professional fee expenses of $756,000. For the year ended December 31, 1999, AMN incurred additional operating losses from discontinued operations of $899,000, net of income taxes, primarily related to legal expenses and mark-to-market adjustments on AMN securities. In 1998 we recorded a loss on disposal of AMN totaling $11.3 million including charges (net of taxes) of $5.6 million for securities valuation, $1.2 million for disposition of furniture and equipment and other assets, $5.6 million for estimated future servicing obligations to a third party servicer, $1.3 million in liquidation allowances for non-accrual loans and repossessed autos, $2.1 million in severance costs, occupancy and general and administrative expenses. These charges were partially offset by the estimated net interest income on loans and securities for the next year (disposition period) of $4.5 million. The remaining assets of AMN are subject to mark-to-market adjustments based on prepayment, credit loss, and interest rate fluctuations. AMN may incur additional write downs in future periods if the performance of the remaining securities at AMN do not meet our current projections. Additionally, AMN could be subject to increased expenses as a result of litigation costs in connection with the Steadfast Insurance Company v. Auto Marketing Network Inc. and Imperial Credit Industries, Inc. case. (See Item 3.--"Legal Proceedings.")

   At December 31, 2000 and 1999, AMN had no outstanding warehouse lines of credit. The net assets of AMN's discontinued operations were as follows:

                                                                At December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                (In thousands)
   Loans......................................................  $ 2,310 $ 5,207
   Securities.................................................      --    8,685
   Retained interests in securitization.......................   14,002  12,436
   Income taxes receivable....................................      --    8,971
   Other net assets...........................................    1,318   2,193
                                                                ------- -------
                                                                $17,630 $37,492
                                                                ======= =======

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

   Total CCD loans outstanding were $7.1 million at December 31, 2000, $18.7 million at December 31, 1999 and $30.5 million at December 31, 1998. We sold $7.5 million, $11.7 million and $14.6 million of these loans in

2000, 1999 and 1998, respectively. At December 31, 2000, 1999 and 1998 we held $5.8 million, $14.1 million and $29.4 million of these loans for sale. At December 31, 2000, 1999 and 1998, CCD had $686,000, $633,000, and $253,000 in
non-accrual loans, respectively.

 Auto Lending Division

   The Auto Lending Division ("ALD"), a division of SPB, closed its operations in February 1999 due to significant losses on non-performing assets in 1998. We made the decision to close the operations of ALD in the fourth quarter of 1998. ALD offered loans primarily to finance automobile purchases by sub-prime borrowers. ALD also purchased automobile loans from other independent loan originators. The costs of closing this division were immaterial. During the years ended December 31, 2000, 1999, and 1998, we incurred additional losses on the existing auto loan portfolio and wrote-down the value of the portfolio by $0, $24.3 million, and $21.5 million, respectively. At December 31, 2000 and 1999, we held $2.3 million and $6.0 million of ALD loans. During the years ended December 31, 2000, 1999 and 1998, we sold $0, $45.3 million and $71.6 million of ALD's loans, respectively. The amount of non-performing assets attributable to ALD at December 31, 2000 and 1999 were $0 and $245,000, respectively.

 Imperial Credit Worldwide, Ltd.

   Imperial Credit Worldwide ("ICW") closed its operations in October 1998. ICW was the holding company for our international finance activities and was the majority owner of Credito Imperial Argentina ("CIA"), our former mortgage banking company conducting residential mortgage business in Argentina. Due to the decline in the Latin American financial markets, CIA ceased originating loans for its portfolio in October 1998. In May 1999, we sold the remaining balance of CIA's net mortgage loan portfolio totaling $22.8 million, for a loss of $112,000. Total CIA loans held for sale at December 31, 1999 and 1998 were $0 and $30.0 million, respectively. These loans were carried on our company's books at their estimated fair value of $22.8 million at December 31, 1998.

Loans and Leases Held for Investment

   The following table sets forth certain information regarding our loans and leases held for investment. Substantially all of our company's loans and leases held for investment are held by Southern Pacific Bank and are funded by FDIC insured deposits:

                                                At December 31,
                             ----------------------------------------------------------
                                2000        1999        1998        1997        1996
                             ----------  ----------  ----------  ----------  ----------
                                                 (In thousands)
   Loans secured by real
    estate:
   One to four family......  $   72,502  $   93,914  $  125,616  $  205,788  $  375,476
   Multifamily.............      42,695      35,249      56,229      17,261       2,527
   Commercial..............      14,025      14,022      25,677      13,202      11,011
                             ----------  ----------  ----------  ----------  ----------
                                129,222     143,185     207,522     236,251     389,014
   Leases..................      10,431       1,125       1,048       7,745      99,717
   Consumer and auto
    loans..................       3,480       7,072      26,511     147,603      34,248
   Franchise loans.........       8,797      18,277      50,520      62,219     115,910
   Asset-based and cash
    stream loans...........     752,883     748,122     633,299     484,828     288,528
   Loan participations.....     123,471     216,961     222,106     196,420     160,672
   Mortgage warehouse
    lines..................      50,639      78,068     181,001     122,488         --
   Film and television
    production loans.......      83,688      15,824         --          --          --
   Commercial loans........      18,223      48,853      34,509      35,861      13,260
                             ----------  ----------  ----------  ----------  ----------
                              1,180,834   1,277,487   1,356,516   1,293,415   1,101,349
   Loans in process........      11,860      (5,472)     (5,636)     (7,081)         --
   Unamortized premium
    (discount).............       1,341       1,389       3,109       2,211      (6,336)
   Deferred loan fees......      (7,916)     (8,492)     (9,014)     (9,104)     (6,415)
                             ----------  ----------  ----------  ----------  ----------
                              1,186,119   1,264,912   1,344,975   1,279,441   1,088,598
   Allowance for loan and
    lease losses...........     (63,625)    (31,841)    (24,880)    (26,954)    (19,999)
                             ----------  ----------  ----------  ----------  ----------
     Total.................  $1,122,494  $1,233,071  $1,320,095  $1,252,487  $1,068,599
                             ==========  ==========  ==========  ==========  ==========

   Our loans and leases held for investment are primarily:

  . asset-based and cash stream loans to middle market companies mainly in California,

  . syndicated commercial loan participations,

  . first and second lien mortgages secured by residential and income producing real property mainly in California,

  . warehouse loans to residential mortgage loan brokers, and

  . television and motion picture production loans to independent producers.

   Although we continue to diversify our portfolio, a substantial portion of our debtors' ability to honor their contracts is dependent upon the economy of California. A decline in California real estate values may adversely affect certain underlying loan collateral. SPB's single largest loan was $23.5 million at December 31, 2000 and $27.4 million at December 31, 1999. SPB's ten largest loans and outstanding commitments aggregated $177.4 million and $225.5 million at December 31, 2000, respectively. See "Item 1. Business" for more information on SPB's average loan size by division. Also see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset Quality" for more information about non-performing assets, non-accrual loans, and our allowance for loan and lease losses.

Funding

   Our liquidity requirements are met primarily by SPB. Business operations conducted through divisions of SPB are primarily financed through deposits, our capital contributions, and Federal Home Loan Bank borrowings.

Southern Pacific Bank Deposits

   SPB is an FDIC insured industrial bank which is regulated by the California Department of Financial Institutions and the FDIC. See "--Regulation" for a more detailed description of regulations governing SPB.

   At December 31, 2000 and 1999, SPB had total deposits of approximately $1.6 billion and $1.6 billion, respectively (amounts in both years exclude our deposits maintained with SPB). SPB solicits both individual and institutional depositors for new accounts through print advertisements and computerized referral networks. SPB currently maintains two deposit gathering facilities in Southern California. At these facilities, tellers provide banking services to customers such as accepting deposits and making withdrawals. However, customers are not offered check writing services or comparable demand deposit accounts. Generally, certificates of deposit are offered for terms of one month-36 months. See "--Regulation--Industrial Bank Operations--Limitations on Types of Deposits" for a description of limitations on types of deposits that SPB, as an industrial bank, can accept.

   The following table sets forth the distribution of SPB's deposit accounts (prior to eliminating inter-company transactions) and the weighted average nominal interest rates on each category of deposits:

                                                             At December 31,
                          --------------------------------------------------------------------------------------
                                      2000                         1999                         1998
                          ---------------------------- ---------------------------- ----------------------------
                                              Weighted                     Weighted                     Weighted
                                              Average                      Average                      Average
                                       % of   Interest              % of   Interest              % of   Interest
                            Amount   Deposits   Rate     Amount   Deposits   Rate     Amount   Deposits   Rate
                          ---------- -------- -------- ---------- -------- -------- ---------- -------- --------
                                                          (Dollars in thousands)
Savings accounts .......  $   56,150    3.4%    4.94%  $   66,415    4.1%    4.79%  $   57,249    3.3%    4.27%
Money market accounts ..      25,020    1.5     5.74          --     --       --           --     --       --
Time deposits of less
 than $100,000 .........   1,147,201   70.0     6.66    1,235,468   76.0     5.82    1,199,825   69.9     5.61
Time deposits of
 $100,000 and over .....     409,712   25.1     6.79      324,271   19.9     5.49      459,614   26.8     5.62
                          ----------  -----     ----   ----------  -----     ----   ----------  -----     ----
 Total .................  $1,638,083  100.0%    6.62%  $1,626,154  100.0%    5.71%  $1,716,688  100.0%    5.57%
                          ==========  =====     ====   ==========  =====     ====   ==========  =====     ====

   The following table sets forth the dollar amount of deposits by time remaining to maturity:

                                                   At December 31
                             -----------------------------------------------------------
                                    2000                1999                1998
                             ------------------- ------------------- -------------------
                                          % of                % of                % of
                               Amount   Deposits   Amount   Deposits   Amount   Deposits
                             ---------- -------- ---------- -------- ---------- --------
                                               (Dollars in thousands)
   Three months or less ...  $  501,051   30.6%  $  461,128   28.3%  $  552,077   32.2%
   Over three months
    through six months ....     402,033   24.5      353,999   21.8      452,782   26.4
   Over six months through
    twelve months .........     597,254   36.5      583,338   35.9      478,000   27.8
   Over twelve months .....     137,745    8.4      227,689   14.0      233,829   13.6
                             ----------  -----   ----------  -----   ----------  -----
    Total .................  $1,638,083  100.0%  $1,626,154  100.0%  $1,716,688  100.0%
                             ==========  =====   ==========  =====   ==========  =====

   The following table sets forth the time certificates $100,000 and over by time remaining to maturity:

                                                At December 31
                             -----------------------------------------------------
                                   2000              1999              1998
                             ----------------- ----------------- -----------------
                                        % of              % of              % of
                              Amount  Deposits  Amount  Deposits  Amount  Deposits
                             -------- -------- -------- -------- -------- --------
                                            (Dollars in thousands)
   Three months or less ...  $ 81,194   19.8%  $ 95,964   29.6%  $129,479   28.1%
   Over three months
    through six months ....   129,850   31.7     75,403   23.2    148,832   32.4
   Over six months through
    twelve months .........   166,818   40.7    103,129   31.8    114,803   25.0
   Over twelve months .....    31,850    7.8     49,847   15.4     66,500   14.5
                             --------  -----   --------  -----   --------  -----
    Total .................  $409,712  100.0%  $324,343  100.0%  $459,614  100.0%
                             ========  =====   ========  =====   ========  =====

   Interest expense associated with certificates of deposit of $100,000 and over was approximately $28.1 million for the year ended December 31, 2000, $18.2 million for the year ended December 31, 1999 and $24.2 million for the year ended December 31, 1998.

   SPB has historically increased its deposits as necessary so that deposits together with its cash, liquid assets, Federal Home Loan Bank ("FHLB") borrowings and warehouse borrowings, have been sufficient to provide funds for all of SPB's lending activities. At December 31, 2000, there were $65.0 million in outstanding FHLB borrowings.

Repurchase and Warehouse Facilities

   We use repurchase facilities and warehouse lines of credit in order to fund certain loan and lease originations and purchases. As of December 31, 2000, we had the following warehouse lines, reverse repurchase facilities and notes payable:

                          Interest                         Index (basis
                            Rate   Commitment Outstanding    points)      Expiration Date
                          -------- ---------- ----------- -------------- -----------------
                                               (Dollars in thousands)
Lehman Brothers (Corona
 Film Finance Fund)(1)..    6.60%   $39,044     $39,044     Fixed rate    January 5, 2001
Imperial Bank
 (ICII)(2)..............   10.00     10,000      10,000   Prime plus 100   June 18, 2001
Cap Mark Services
 (ICCMIC)...............    8.50     10,508      10,508     Fixed rate   December 11, 2027
Orix Real Estate Capital
 (ICCMIC)...............    7.37     23,346      23,346     Fixed rate    January 2, 2013
Other notes payable
 (ICII).................    8.00        --        1,220     Fixed rate         None
                                    -------     -------
                                    $82,898     $84,118
                                    =======     =======

--------
(1) The borrowings from Lehman Brothers were repaid on January 5, 2001.
(2) The borrowings from Imperial Bank were repaid on February 23, 2001.

Securitization Transactions and Loan Sales

 Securitizations of Assets

   As a fundamental part of our business and financing strategy prior to 1998, we sold a significant amount of our loans and leases through securitization, except for loans held for investment by SPB. Securitizations were performed historically by our prior divisions and subsidiaries: FMC, SPFC and AMN. We have, however, de-emphasized the use of securitizations as part of our refocused business strategy. During 2000, 1999 and 1998, IBC was the only subsidiary that sold assets through securitizations. During 2000, IBC ceased originating new equipment leases.

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

   When we sell loans and leases in a securitization, we recognize a gain to the extent that the selling price in cash exceeds the carrying value of the loans and leases sold based on the estimated relative fair values of the loans and leases sold, any assets we obtain and any liabilities we incur in the securitization. When we securitize loans and leases, we generally retain an interest in the securitized assets which may be one or more of the bonds, servicing assets and/or call options created through the securitization. The liabilities we incur when we securitize loans and leases include, generally, recourse obligations, put options and servicing liabilities. The retained interest in a securitization represents, generally, a credit enhancement for the investors in that this interest is either subordinated to the other bonds sold or represents an over collateralization amount. In either case, as holder of the retained interest, we incur the risk of loss and prepayment on the underlying loans and leases and will be last to receive the cash flows apportioned to such retained interests.

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

   We evaluate the carrying value of the retained interests and servicing assets on a quarterly basis by re-estimating their fair values using updated assumptions for prepayments, default and loss rates, and discount rate. When the estimated fair value of these assets is less than their carrying value, we take a loss for the deficiency by writing down the carrying value of the asset. Based on our comparison of the carrying values of these assets to their estimated fair values, we realized a loss of $5.4 million, $15.0 million and $4.4 million during 2000, 1999 and 1998, respectively. Similar losses could occur in the future and may have a material adverse effect on our net income. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations".

   At December 31, 2000 and 1999, our consolidated balance sheets include the following interest-only securities, subordinated bonds, servicing assets, and retained interests:

                                                                 December 31,
                                                                ---------------
   Retained Interest and Servicing Assets                        2000    1999
   --------------------------------------                       ------- -------
                                                                (In thousands)
   Interest only securities included with trading securities... $10,019 $11,978
   Subordinated bonds.......................................... $20,973 $12,201
   Servicing rights............................................     600     802
   Retained interest in loan and lease securitizations.........   6,330  10,220

   For further information, see notes 1, 6 and 10 of Notes to Consolidated Financial Statements.

   During 2000, 1999 and 1998, we only securitized leases originated by IBC. For the years ended December 31, 2000, 1999 and 1998, we securitized loans and leases totaling $43.6 million, $132.4 million and $117.7 million, respectively. We sold $141.7 million and $283.7 million of loans in 2000 and 1999, respectively through whole loan sale transactions. Most of the loans sold through whole loan sales were originated by IPL.

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

Regulation

   During 2000, SPB entered into regulatory orders with the FDIC and the DFI in response to credit losses and losses from operations. Such orders specify certain actions and regulatory capital targets with which the Bank must comply. At December 31, 2000, the Bank was considered "undercapitalized" by the banking regulators. Banks so categorized are subject to certain restrictions, including prohibitions on the payment of dividends, restrictions on compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed by the regulators including requirements to raise additional capital, sell assets or sell the entire bank. On March 30, 2001, the Company contributed to the Bank $21.2 million in cash in the form of new equity capital and converted $22.0 million of subordinated debt into perpetual preferred stock of the Bank. Such capital infusions, in addition to Bank earnings subsequent to December 31, 2000, restored the Bank's capital to amounts above the "adequately capitalized" regulatory minimums cited in banking regulations. Management believes that the Bank will not meet any of the required target capital ratios required by the regulatory orders during 2001. At this time, the financial impact, if any, of regulatory actions that may result from the failure of the Bank to meet minimum capital requirements of the Orders cannot be determined. Each regulatory agency has available various remedies, including enforcement actions and sanctions. Among other sanctions, if the Bank is unable to meet its regulatory capital requirements, or is determined to have other serious regulatory or supervisory problems, the FDIC and/or the DFI could place the Bank in conservatorship or receivership. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. For further information, see Note 4 of Notes to Consolidated Financial Statements.

   We are subject to extensive Federal and State regulation in the United States. Among other things, regulations affect our:

  . warehouse lending business,

  . maximum interest rates, finance and other charges,

  . loan origination and credit activities,

  . disclosure to customers,

  . terms of secured transactions,

  . collection, repossession and claims handling procedures,

  . multiple qualification and licensing requirements for doing business in various jurisdictions, and

  . other trade practices.

   Our affiliate ICG's operating companies are registered as a broker-dealer with the Securities and Exchange Commission ("SEC") and state securities regulatory agencies, and with the SEC as an investment advisor. We are also a member of the National Association of Securities Dealers.

   Banks and their subsidiaries and affiliates are extensively regulated under both federal and state law. The following is not intended to be a complete description of the statutes and regulations applicable to Southern

Pacific Bank's business. The description of statutory and regulatory provisions is qualified in its entirety by reference to the particular statute or regulation. A number of changes to laws and regulations affecting SPB have occurred in the past several years and can be expected to occur in the future. The nature, timing and impact of new and amended laws and regulations cannot be accurately predicted.

   ICII and its non-bank subsidiaries are affiliates of SPB within the meaning of the Federal Reserve Act. Under the Federal Reserve Act, there are certain restrictions on loans by SPB to ICII and to its non-bank affiliates and all such affiliates in the aggregate, on investments by SPB in any affiliate's securities and on SPB taking any affiliate's securities as collateral for loans to any borrower. SPB is subject to certain restrictions with respect to engaging in the issue, flotation, underwriting, public sale or distribution of certain types of securities. We are also prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of any property or the furnishing of services.

   SPB is supervised by California's Department of Financial Institutions ("DFI"), and is a member of the Federal Deposit Insurance Corporation ("FDIC"). It is subject to the provisions of the Federal Deposit Insurance Act and to regular examinations by the DFI and the FDIC. SPB is not a member of the Federal Reserve System ("Fed"), although it is subject to reserve requirements of the Fed. There are various requirements and restrictions under the laws of the State of California and of the United States affecting SPB in its operations, and these laws and extensive administrative regulations cover many aspects of SPB's business such as investments, branching, municipal securities and other activities, including restrictions on the nature and amount of loans which may be made.

   As SPB's primary regulator, the DFI has broad supervisory and enforcement authority over SPB and its subsidiaries. The DFI may impose penalties for and seek correction of violations of laws or regulations or unsafe or unsound practices by: (1) assessing monetary penalties; (2) issuing cease and desist or removal and prohibition orders against a company, its directors, officers or employees and other persons; (3) initiating injunctive actions; or (4) taking possession of the business and property of an industrial bank. Certain provisions of the California Financial Code provide for the institution of civil or criminal actions against industrial banks and their officers, directors, employees and affiliates for violations of the law and related regulations.

   SPB's investment certificates (also referred to as "deposits") are insured by the Bank Insurance Fund of the FDIC to the full extent permissible by law. As an insurer of deposits, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally regulates the operations of institutions to which it provides deposit insurance, including SPB. Either notice to or approval by the FDIC and the DFI is required before any merger, consolidation or change in control, or the establishment, relocation or closing of a branch office of SPB. However, only the DFI's approval is required to establish a loan production office limited to the solicitation of loans.

   Among other things, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provided authority for special assessments and required the FDIC to develop a general risk-based assessment system. The amount of FDIC assessments paid by insured depository institutions is based on their relative risk as measured by regulatory capital ratios and certain other factors. Under this system, in establishing the insurance premium assessment for each bank, the FDIC takes into consideration the probability that the Bank Insurance Fund ("BIF") will incur a loss with respect to the bank, and charges a bank with perceived higher inherent risks a higher insurance premium. The FDIC will also consider the different categories and concentrations of assets and liabilities of the institution, the likely amount of any such loss, the revenue needs of the BIF, and any other factors the FDIC deems relevant.

 Capital

   FDIC regulations contain risk-based capital adequacy standards applicable to financial institutions like SPB whose deposits are insured by the FDIC. These guidelines provide a measure of capital adequacy and are intended to reflect the degree of risk associated with both on and off balance sheet items, including residential loans sold with recourse, legally binding loan commitments and standby letters of credit. Unlike SPB, ICII, because it is not directly regulated by any bank regulatory agency, is not subject to any minimum capital requirements. See "--Holding Company Regulations."

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

   The aggregate amount of term subordinated debt and intermediate term preferred stock that may be treated as Tier 2 capital is limited to 50% of Tier 1 capital. Certain other limitations and restrictions apply as well. At December 31, 2000 and 1999, the Tier 2 capital of SPB consisted of a portion of its allowance for loan losses and $42.0 million in term subordinated indebtedness.

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

   Prior to the enactment of the Budget Act, FDIC assessments for interest payments on bond obligations issued by the Financing Corporation ("FICO") were solely paid by SAIF member institutions. Under the Budget Act, both BIF and SAIF members now share in the cost of the FICO bond interest payments. Beginning January 1, 1997 and continuing through December 31, 1999, partial sharing occurred. During this initial period, SAIF member institutions paid 0.0630% of domestic deposits while BIF member institutions, such as SPB, paid 0.0126% of domestic deposits. Full pro rata sharing of the FICO bond interest payments took effect on January 1, 2000.

   FDICIA also requires each insured depository institution to prepare annual financial statements in accordance with generally accepted accounting principles which must be audited by an independent public accountant. Each institution must also prepare a management report stating management's responsibility for preparing the institution's annual financial statements, for complying with designated safety and soundness laws and regulations and for other related matters. In addition, the report must contain an assessment by management of the effectiveness of internal controls and procedures over financial and regulatory reporting and of the institution's compliance with designated laws and regulations. The institution's independent public accountant must examine, attest to, and report separately on, assertions of management concerning internal controls and procedures. SPB is complying with these requirements.

   FDICIA requires the establishment of minimum acceptable operational and managerial standards, and standards for asset quality, earnings, and valuation of publicly traded shares for depository institutions and their holding companies. The operational standards must cover internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and employee compensation.

   The Federal bank regulatory agencies have adopted final regulations which require institutions to adopt written real estate lending policies that, among other things, must be consistent with guidelines adopted by the agencies. Among the guidelines adopted are maximum loan-to-value ratios for land loans (65%), development loans (75%), construction loans (80- 85%), loans on owner occupied 1-4 family property, including home equity loans (no limit, but loans at or above 90% require private mortgage insurance), and loans on other improved property (85%). The guidelines permit institutions to make loans in excess of the supervisory loan-to-value limits if such loans are supported by other credit factors, but the aggregate of such nonconforming loans should not exceed the institution's risk-based capital, and the aggregate of non-conforming loans secured by real estate other than 1-4 family property should not exceed 30% of risk-based capital.

   In 1995, Federal bank regulatory agencies determined that the allowance for loan losses established pursuant to Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("SFAS No. 114") should be characterized as a general allowance (created against unidentified losses) rather than a specific allowance (created against identified losses). As a general allowance, the SFAS No. 114 allowance is includable in Tier 2 capital, subject to existing regulatory capital limitations.

   SPB is subject to the Community Reinvestment Act of 1977 as amended ("CRA"). CRA requires SPB to ascertain and meet the credit needs of the communities it serves, including low and moderate income neighborhoodsSPB's compliance with CRA is monitored by the FDIC, which assigns SPB a publicly available CRA rating. An assessment of CRA compliance is required by the FDIC in connection with applications for approval of certain activities, such as mergers with or acquisitions of other banks. In April 1995, the Federal regulatory agencies issued a comprehensive revision to the rules governing CRA compliance. In assigning a CRA rating to a bank, the new regulations place greater emphasis on measurements of performance in the areas of lending (specifically, the bank's home mortgage, small business, small farm and community development loans), investment (the bank's community development investments) and service (the bank's community development services), although examiners are still given a degree of flexibility in taking into account unique characteristics and needs of the bank's community and its capacity and constraints in meeting such needs. The new regulations also require increased collection and reporting of data regarding certain kinds of loans. Although the new regulations became generally effective on July 1, 1995, various provisions have different effective dates, and the new CRA evaluation criteria went into effect for examinations beginning on July 1, 1997. Although management cannot project the impact of the substantial changes in the new rules on the Bank's CRA rating, it will continue to take steps to comply with the requirements in all respects. The most recent examination under the current regulations found the Bank to be rated Satisfactory.

 Capital Adequacy Guidelines

   Risk-adjusted capital guidelines, issued by bank regulatory authorities, assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The guidelines currently require a minimum Tier I capital ratio of 4% and a total risk weighted capital ratio of 8% in order for an institution to be classified as adequately capitalized. Institutions which maintain a Tier I ratio of 6% and total capital ratio of 10% are defined as well capitalized. Tier I capital basically consists of common shareholders' equity and non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries minus intangible assets. At December 31, 2000, SPB was undercapitalized with Tier 1 leverage and total risk-weighted ratios of 3.46% and 6.59%, respectively. Banks such as SPB categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with the primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the bank either by its primary regulator or by the FDIC, including requirements to raise additional capital, sell assets, or sell the entire bank. Once a bank becomes "critically undercapitalized" it must generally be placed in receivership or conservatorship within 90 days.

   SPB, in December 2000, consented to the issuance by the FDIC of an order (the "FDIC Order") to cease and desist from what the FDIC alleges to be certain unsafe and unsound practices relating to SPB's operations. SPB also has consented to the DFI's similar, though not identical, order (the "DFI Order" and together with the FDIC Order, the "Orders"). SPB has not admitted or denied the claimed basis of the FDIC or DFI for the Orders, but intends to comply fully with their respective requirements.

   The Orders set forth certain requirements with which SPB must comply, including the following:

  . SPB is required to have and maintain qualified management, including a chief executive officer and other persons experienced in lending, collection and improving asset quality and earnings. Further, during the effectiveness of the Orders, SPB must obtain the prior approval of the FDIC and DFI to the appointment of any new director or senior executive officer for SPB, and the DFI has the right to determine whether present members of SPB's management are acceptable.

  . Under the FDIC Order, SPB must increase its equity capital by $19 million by March 31, 2001, and by an additional $20 million in stages through December 31, 2001. SPB must also attain a total risk based capital ratio of 10.50% and a Tier 1 capital ratio of 8.00% by March 31, 2001 and must increase those ratios, in stages through December 31, 2001, to 12.00% and 9.00%, respectively. Under the DFI Order, SPB is required by March 31, 2001 to increase its adjusted tangible shareholder's equity by $29 million and by an additional $15 million by June 30, 2001. Also, by March 31, 2001, SPB must attain an adjusted tangible shareholder's equity of at least 7.00% of its adjusted tangible total assets, and must increase this ratio by 0.50% each quarter to 8.50% at December 31, 2001. The DFI Order limits the maximum amount of SPB's deferred tax assets that may be included in the adjusted tangible shareholder's equity calculation to the lesser of (x) the amount of deferred tax assets that are dependent upon future taxable income expected to be realized within one year or (y) 10% of adjusted tangible shareholder's equity existing before any disallowed deferred tax assets. SPB was not in compliance with this requirement at March 31, 2001.

  . The required increases in capital may be accomplished through capital contributions by ICII to SPB, the sale of common stock or noncumulative perpetual preferred stock of SPB, the exchange of Bank debt held by ICII for such preferred stock, or any other means acceptable to the FDIC and the DFI. SPB must adopt and implement a capital plan acceptable to the FDIC and the DFI to achieve and maintain these capital requirements.

  . Within 10 days of the effective dates of the Orders, SPB must eliminate all assets that were classified as "Loss" and one-half of the assets that were classified "Doubtful" as of March 31, 2000, or as of June 26, 2000 under the FDIC Order, and reduce by March 31, 2001 its assets that were classified as "Substandard" or "Doubtful", as of June 26, 2000, to not more than $90 million. SPB has already satisfied the requirements of March 31, 2001 by charging off or collecting certain of those assets. SPB also must reduce by June 30, 2001 and September 30, 2001 its assets that were classified "Substandard" or "Doubtful", as of June 26, 2000, to not more than $70,000,000 and $50,000,000, respectively.

  . Under the FDIC Order, SPB may not extend additional credit to any borrower that has a loan or other credit from SPB that has been charged off or classified "Loss" or "Doubtful", in whole or part, and is uncollected. With certain exceptions, SPB is restricted from extending additional credit to any borrower with a Bank loan or other credit that has been charged off or classified "Substandard", in whole or part, and is uncollected.

  . SPB must revise, adopt and implement policies acceptable to the FDIC and the DFI regarding its lending and loan review procedures, transactions with insiders and affiliates, and its requirements for reporting lending practices and other strategies to SPB's chief executive officer. SPB's Board must also review the adequacy of SPB's allowances for loan and lease losses and adopt a policy for regularly determining the adequacy of such allowances.

  . SPB must develop and adopt a detailed business plan acceptable to the FDIC and the DFI to control overhead and other expenses and restore SPB to a sound condition.

  . SPB must provide quarterly progress reports to the FDIC and DFI regarding its actions to comply with the Orders.

  . SPB may not pay any cash dividends, make any other shareholder distributions or pay bonuses to its executive officers without the prior approval of its regulators, nor may it engage in any new lines of business without the prior approval of the FDIC and the DFI.

   SPB and ICII already have taken a number of actions that were intended to enable SPB to comply with the requirements of the Orders. However, these actions did not succeed in enabling SPB to comply with all such requirements at March 31, 2001 and SPB's ability to comply may be subject to events outside the control of SPB and ICII, such as capital market trends and general economic conditions. The actions undertaken include:

  . ICII exchanged $9.0 million of SPB's subordinated debt and contributed
    $5.0 million in cash in exchange for 50,000 shares of SPB's Series A noncumulative perpetual preferred stock. Also, on March 30, 2001, ICII exchanged an additional $22.0 million of SPB's subordinated debt and contributed $14.0 million in cash in exchange for 36,000 shares of SPB's Series B noncumulative perpetual preferred stock and also on that date made a capital contribution of $7.2 million in cash to SPB.

  . ICII and SPB have developed a capital plan intended to achieve the FDIC and DFI capital requirements by selling certain non-core assets of SPB and ICII, reducing the assets of SPB, exchanging additional Bank subordinated debt held by ICII for noncumulative perpetual preferred stock of SPB, and the making by ICII of additional capital contributions to SPB. Part of this capital plan includes the transactions contemplated in the Master Recapitalization Agreement described below in "Recapitalization Transaction" that describes the recapitalization transactions and status to date.

  . SPB has made changes in its management to address the requirements of the Orders and contemplates further changes as required. These changes included: (1) the resignation of several Bank executive officers, including its president and chief executive officer, chief credit officer, risk management department head, and the executive management of CBC, (ii) the assumption by SPB's chairman of the duties as president of SPB and (iii) the addition of various new personnel to positions with SPB, including an experienced chief credit officer, who has a major commercial banking background, and a head of the Risk Management Department of SPB, who was an FDIC examiner, and other appointments of personnel to handle credit administration and risk management functions. Also, CBC has been more fully integrated into SPB's management reporting structure and several individual managers within CBC have been assigned increased responsibility.

  . SPB has adopted and implemented new policies and procedures in its lending, credit administration and lending review areas.

  . SPB has developed detailed business plans which address marketing, asset diversification, credit administration, management oversight, non-accrual and classified assets and operating efficiencies among other items.

   ICII and SPB are in the process of revising their capital plan that was submitted to the FDIC and the DFI. Such capital plan has not yet been approved by the FDIC and the DFI. The plan indicates that the Bank will not meet any of the above cited capital ratio targets at the indicated dates. However, the preliminary revised plan indicates that SPB's capital ratios at December 31, 2001, will qualify it to be categorized as "Well Capitalized" at that time. At this time, the financial impact, if any, of regulatory actions that may result from the failure of SPB to meet the minimum capital requirements of the orders cannot be determined. Although such capital infusions and conversions caused the Bank's capital ratios to be above those required by statute to be considered "adequately capitalized," the Bank does not meet the capital ratio targets specified by the Orders. An additional approximately $38 million would have had to be contributed to cause the Bank to meet the capital ratio targets specified by the Orders at March 31, 2001. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   Achievement of the capital plan depends on future events and circumstances, the outcome of which cannot be assured. Nevertheless, management believes, at this time, that SPB will meet all the provisions of the preliminary revised capital plan and that SPB will qualify to be classified as "Well Capitalized" at December 31, 2001. The preliminary revised capital plan includes the following elements determined by management to be necessary to meet the regulatory capital requirements cited above:

  . Cash capital contributions by ICII;

  . Conversion of Bank subordinated debt owned by ICII into preferred stock;

  . Restoration of a portion of SPB's deferred tax asset as allowed by regulations;

  . Reductions in problem assets and related loan loss provisions; and

  . Return to profitable operations.

   On March 30, 2001, SPB's parent company, ICII contributed $21.2 million in cash, all of which was in the form of Tier 1 capital. Additionally, ICII converted $22.0 million of SPB's subordinated debt into non cumulative perpetual preferred stock of SPB. These capital infusions and conversions, in addition to earnings at SPB subsequent to December 31, 2000, restored SPB's capital to amounts above the "adequately capitalized" minimums of 4% and 8%, respectively, as defined by banking regulations.

 Transactions With Affiliates

   Under California and Federal law, loans to and obligations of directors and executive officers and their related companies must be on terms and under conditions that are substantially the same, or at least as favorable to SPB, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. In addition, SPB is prohibited from engaging in "covered transactions" with an affiliate if the aggregate amount of such transactions with any one affiliate would exceed 10% of SPB's capital stock and surplus, or in the case of all affiliates, if the aggregate amount of such transactions exceeds 20% of SPB's capital stock and surplus. "Covered transactions" include loans or extensions of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate (subject to certain exemptions), the acceptance of securities issued by an affiliate as collateral security for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. For certain "covered transactions," collateral requirements in specified amounts will be applicable. SPB also is prohibited from purchasing low-quality assets from its affiliates, except under limited circumstances. SPB engages in certain transactions which involve its affiliates, including our company and our other subsidiaries. As such, many of the transactions between ICII, our affiliates and SPB are subject to Federal and state affiliate transaction regulations. Further, under Federal law, a transaction by SPB with any person shall be deemed to be a transaction with an affiliate to the extent that the proceeds of the transaction are used for the benefit of, or transferred to that affiliate.

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

 Prompt Corrective Action

   The FDIC regulations contain a prompt corrective action rule which was adopted in response to requirements under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA requires the Federal banking regulators to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. The FDIC's rules provide that an institution is "well capitalized" if its risk-based capital ratio is 10% or greater; its Tier 1 risk-based capital ratio is 6% or greater; its leverage ratio is 5% or greater; and the institution is not subject to a capital directive of a federal bank regulatory agency. A bank is "adequately capitalized" if its risk-based capital ratio is 8% or greater; its Tier 1 risk-based capital ratio is 4% or greater; and its leverage ratio is 4% or greater (3% or greater for the highest rated institutions).

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

   Undercapitalized institutions are required to submit a capital restoration plan for improving capital. In order to be accepted, such plan must include a financial guaranty from the institution's holding company that the institution will return to capital compliance. If such a guarantee were deemed to be a commitment to maintain capital under the Federal Bankruptcy Code, a claim for a subsequent breach of the obligations under such guarantee in a bankruptcy proceeding involving the holding company would be entitled to a priority over third party general unsecured creditors of the holding company. Undercapitalized institutions: are prohibited from making capital distributions or paying management fees to controlling persons; may be subject to growth limitations; are restricted from ongoing acquisitions, branching and entering into new lines of business; and are limited in the appointment of additional directors or senior executive officers. Finally, the institution's regulatory agency has discretion to impose certain of the restrictions generally applicable to significantly undercapitalized institutions.

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

   SPB's Capital Ratios. The following tables indicate SPB's capital ratios under (1) the FDIC risk-based capital requirements, and (2) the FDIC minimum leverage ratio at December 31, 2000 and 1999.

                                                              At December 31,
                         ----------------------------------------------------------------------------------------------
                                             2000                                            1999
                         ----------------------------------------------  ----------------------------------------------
                                                              Well                                            Well
                                            Minimum       Capitalized                       Minimum       Capitalized
                             Actual       Requirement     Requirement        Actual       Requirement     Requirement
                         --------------  --------------  --------------  --------------  --------------  --------------
                          Amount  Ratio   Amount  Ratio   Amount  Ratio   Amount  Ratio   Amount  Ratio   Amount  Ratio
                         -------- -----  -------- -----  -------- -----  -------- -----  -------- -----  -------- -----
                                                          (Dollars in thousands)
Risk-based Capital...... $121,833 6.59%  $147,997 8.00%  $184,997 10.00% $219,278 10.67% $164,445 8.00%  $205,557 10.00%
Risk-based Tier 1
 Capital................   65,497 3.54     73,999 4.00    110,998  6.00   160,018  7.78    82,223 4.00    123,334  6.00
FDIC Leverage Ratio.....   65,497 3.46     75,789 4.00     94,736  5.00   160,018  8.94    71,610 4.00     89,512  5.00

   SPB was undercapitalized at December 31, 2000. Management has taken action to improve the capital ratios. At March 31, 2001, SPB met the requirements for "adequately capitalized", however, this was not sufficient to meet the requirements of the regulatory orders. See Item 7. "Managements Discussion and Analysis--Agreements Entered Into With Southern Pacific Bank's Regulators and Recapitalization Transaction" and Note 4 of Notes to Consolidated Financial Statements.

 Lending Laws

   We are required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), which prohibits creditors from discriminating against applicants on the basis of race, color, religion, sex, age or marital status. ECOA also prohibits creditors from discriminating based on the fact that all or part of the applicant's income derives from a public assistance program or the fact that the applicant has in good faith exercised any right under the Consumer Credit Protection Act. Regulation B under ECOA restricts us from obtaining certain types of information from loan applicants. It also requires certain disclosures regarding consumer rights and requires us to advise applicants of the reasons for any credit denial. If the applicant is denied credit or the rate or charge for loans increases as a result of information obtained from a consumer credit agency, another statute, the Fair Credit Reporting Act of 1970 ("FCRA") requires us to supply the applicant with the name and address of the reporting agency. In addition, FCRA also imposes other reporting and disclosure requirements on creditors. We are also subject to the Real Estate Settlement Procedures Act of 1974, as amended, and are required to file an annual report with the Department of Housing and Urban Development under the Home Mortgage Disclosure Act. In addition, we are subject to various other Federal and state laws, rules and regulations governing, among other things, the licensing of, and procedures which must be followed by, mortgage lenders and servicers, and disclosures which must be made to consumers. We may incur civil and criminal liability if we fail to comply with the requirements.

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

 Gramm-Leach-Bliley Act of 1999

   On November 12, 1999, the federal Gramm-Leach-Bliley Act ("GLB") was enacted. The GLB, which is a major piece of financial reform legislation, repealed sections of the federal Glass-Steagall Act generally prohibiting affiliations and management interlocks between banking organizations and securities firms, and added new substantive provisions to the Bank Holding Company Act ("BHCA"). Specifically, the GLB created a new entity, the "financial holding company" ("FHC"), which is authorized to engage in activities which are "financial" in nature and "incidental" to financial activities. Insured banks such as SPB have new authority under GLB, subject to certain limitations, to engage in various activities of a "financial" nature.

   GLB also makes major changes to the federal regulation of a bank's securities activities, and contains provisions governing (i) the insurance activities of FHCs and the regulation of these activities, (ii) the privacy of customer information, (iii) the structure of and access to the Federal Home Loan Bank system, (iv) modifications of the Community Reinvestment Act, and
(v) other changes to banking laws. Major provisions of GLB took effect starting March 11, 2000.

   Our Company is not currently subject to the Bank Holding Company Act, and therefore this new law is not expected to have a material effect on the nature and scope of our current operations. While the future impact of GLB on our Company's and SPB's operations cannot be predicted at this time, GLB may allow our Company, through SPB and otherwise, authority to engage in new activities of a banking and financial nature. In addition, the new law may increase the ability of other financial services providers to compete with us by permitting certain firms (such as securities firms and insurance companies) for the first time to establish or acquire banks, and allowing banking firms to enter into new lines of financial business.

   The customer privacy requirements of the GLB, which are expected to be effective in 2001, will require SPB, as well as any of our other affiliates which are engaged in a financial business with retail customers, to disclose to these customers, when they establish the customer relationship and at least annually thereafter, their privacy policies and practices for disclosing and protecting customer financial information. In addition, a financial institution will not be able to share with a nonaffiliated third party any nonpublic personal information of its customers and consumers unless that financial institution provides advance notice of its information-sharing policies to these persons, and will be obliged to permit a customer or consumer to "opt out" of the financial institution's ability to share nonpublic customer information with nonaffiliated third parties.

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

 Future Laws

   Each of our businesses is highly regulated, and the applicable laws, rules and regulations are subject to change. There are currently proposed various laws, rules and regulations which, if adopted, could affect our operations. We cannot assure you that these proposed laws, rules and regulations, or other such laws, rules or regulations will not be adopted in the future. If adopted, they could make compliance more difficult or expensive, restrict our ability to originate, broker, purchase or sell loans, further limit or restrict the amount of commissions, interest and other charges we earn on loans we originate, broker, purchase or sell, or otherwise adversely affect our business or prospects.

 Depositor Preference

   The Federal Deposit Insurance Act provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of the institution (including claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the institution's parent holding company.

 Limitations on Types of Deposits

   To maintain the exemption from the BHCA, SPB currently offers investment certificates in the form of passbook accounts, money market deposit accounts and certificates of deposit. SPB does not offer nor is it authorized by California law to offer demand deposit accounts.

 Insurance Premiums

   In September 1996, Congress passed the Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("the Budget Act") which provided that, among other things, Savings Association Insurance Fund ("SAIF") members and BIF members would have the same risk-based deposit insurance assessment schedule with respect to FDIC deposit insurance premiums, effective January 1, 1997, whereas previously, FDIC insurance premiums were based on the level of reserves in the BIF and the SAIF. The assessment schedule proposed by the FDIC ranges from 0.00% to 0.27% of deposits annually and is based upon the capital position and a supervisory evaluation of each institution. As of January 1, 1997, assessments were set at the following percentages of deposits:

                                                           Group  Group  Group
                                                             A      B      C
                                                           -----  -----  -----
   Well capitalized....................................... 0.00%  0.03%  0.17%
   Adequately capitalized................................. 0.03%  0.10%  0.24%
   Undercapitalized....................................... 0.10%  0.24%  0.27%

   SPB has been assigned the assessment risk classification of Group B. As a result, SPB's FDIC insurance premium for the quarterly period ending March 31, 2001 is 0.10% of deposits annually, or approximately $408,000 per quarter. SPB's deposit insurance premium for the year ended December 31, 2000 was approximately $254,000. SPB's insurance premium has increased from 0.03% annually in 2000 to 0.10% annually starting in the first quarter of 2001.

 Recent Legislation

   The California Industrial Loan Law governed the activities of SPB until September 30, 2000. On that date, all California-chartered industrial banks, (except for those that act as premium finance agencies and that provide insurance premium financing) including SPB, became subject to the statutes and regulations of the California Revised Banking Law applicable to commercial banks. The notable exception remains the prohibition against offering demand deposits.

 Holding Company Regulations

   ICII is exempt from regulation as a bank holding company because SPB is not considered a "bank" under the BHCA. The Competitive Equality Banking Act of 1987 ("CEBA") subjected certain previously unregulated companies to regulation as bank holding companies by expanding the definition of the term "bank" in the BHCA. Notwithstanding, the FDIC does view the source of strength doctrine applicable to bank holding companies to be relevant to the continued capital strength of non-member state banks such as SPB. SPB may cease to fall within those exceptions if it engages in certain operational practices, notably accepting demand deposit accounts. SPB currently has no plans to engage in any operational practice that would cause it to fall outside of one or more of the exceptions to the term "bank" as defined by CEBA. Under CEBA, we are treated as if we are a bank holding company for the limited purposes of applying certain restrictions, such as those on loans to insiders, transactions with affiliates and anti-tying provisions.

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

Employees

   As of December 31, 2000, we had 428 employees on a full-time equivalent ("FTE") basis, as follows:

     Southern Pacific Bank.................................................. 331
     Imperial Business Credit, Inc. ........................................  54
     Imperial Credit Industries, Inc. ......................................  26
     Imperial Credit Lender Services, Inc. .................................  11
     Imperial Credit Asset Management Inc. .................................   5
     ICII Ventures, Inc. ...................................................   1
                                                                             ---
       Total................................................................ 428
                                                                             ===

   We believe that our relations with these employees are satisfactory. We are not a party to any collective bargaining agreement.

ITEM 2. PROPERTIES

   Our executive offices occupy approximately 24,063 square feet of space in Torrance, California at a current monthly rental of approximately $34,000. SPB's executive offices occupy approximately 28,749 square feet of space in Torrance, California at a current monthly rental of $38,900. In February 2000, we moved SPB's executive offices from Los Angeles to Torrance, California.

   Not including SPB, we currently lease offices in Beverly Hills, San Diego, Santa Ana Heights and Irvine, California, as well as in Denver, Colorado. SPB and its divisions operate in California through branches and loan production offices and in other states through loan production offices and representatives.

ITEM 3. LEGAL PROCEEDINGS

   Our company is a defendant in a consolidated federal securities class action, In re Southern Pacific Funding Corporation Securities Litigation, Lead Case No. CV98-1239-MA, in the United States District Court for the District of Oregon. This action was initially filed in October 1998. Plaintiffs allege that SPFC failed to properly mark down the value of its residual interests, failed to properly reflect increased levels of prepayments and actual prepayment and default rates on its loans and made false and misleading public statements concerning its financial condition. Plaintiffs allege claims against our company and two of our directors (and others) under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. On July 21, 1999, the Court certified a class of persons who purchased the securities of SPFC during the period October 7, 1997 through October 1, 1998. On December 8, 1999, the Court set a pretrial conference for October 31, 2000 and trial for November 6, 2000. On July 31, 2000, all parties in the case (other than our company) reached a tentative settlement of the action. That settlement, which does not require payment of any consideration by our company, is subject to court approval. Subsequently, agreement was reached on October 10, 2000 to settle all remaining claims against our company, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Section 15 of the Securities Act of 1933, for a cash payment by our company of $3 million and issuance of warrants to purchase three million shares of ICII common stock, at an exercise price of $3 per share, to members of the class. The warrants, which expire in seven years, will be freely tradable. On February 21, 2001, the Court approved all of the settlements and dismissed the action with prejudice.

   Our company and three of our directors are defendants in a consolidated federal securities class action, In re Imperial Credit Industries, Inc. Securities Litigation, Case No. 98-8842 SVW, in the United States District Court for the Central District of California. This action, purportedly filed on behalf of a class of persons who purchased our company's securities during the period January 29, 1998 through October 1, 1998, was originally filed in November 1998. Plaintiffs allege that defendants made false and misleading statements and omitted to reveal the truth concerning the value of Imperial Credit Industries, Inc.'s investments in SPFC, resulting in an artificial inflation of the price of our securities. On defendants' motions, the Court dismissed, with leave to amend, plaintiffs' original complaint and their consolidated amended class action complaint. On February 22, 2000, the Court denied defendants' motion to dismiss plaintiffs' second amended consolidated class action complaint. On March 9, 2000, defendants answered the second amended consolidated class action complaint and asserted a number of affirmative defenses. On March 21, 2000, plaintiffs moved for class certification. On August 7, 2000, the Court granted plaintiffs' motion for class certification. The Court has set the pretrial conference for April 30, 2001 and trial for May 8, 2001. On February 9, 2001, the Court granted plaintiffs leave to file a third amended complaint, in which plaintiffs added a new defendant, KPMG LLP, our company's independent auditor. On March 6, 2001, defendants answered the third amended complaint and asserted a number of affirmative defenses.

   Our company is a defendant in Steadfast Insurance Company v. Auto Marketing Network Inc. and Imperial Credit Industries, Inc. ("ICII"), filed on August 12, 1997 in the Northern District of Illinois, Case No. 97-C-5696. The plaintiff is seeking damages in the amount of $27 million allegedly resulting from the fraudulent inducement to enter into, and the subsequent breach of, a motor vehicle collateral enhancement insurance policy. In May 1998, we filed a counterclaim against the plaintiff for $54 million in damages based on the allegation that the underlying claim was filed in bad faith. In January 1999, the Court entered a preliminary injunction which enjoined us from transferring assets of Auto Marketing Network, Inc., in amounts that would cause the total assets of Auto Marketing Network to be less than $20 million in value. The injunction has since been removed. We moved to dismiss ICII from the lawsuit and, on April 17, 2000, the Court granted ICII's motion in part and found that ICII is not liable for any of Steadfast's losses arising from payments for defaulted loans. The Court has pending a motion for partial summary judgment, filed by the plaintiff, and a motion for summary judgment filed by ICII on its counterclaim against Steadfast. Steadfast also has counter-moved for summary judgment on ICII's counterclaim, and the parties have filed motions seeking the exclusion of each other's expert witnesses. The Court cancelled a March 12, 2001 hearing on all pending motions and has not rescheduled or indicated when a written order could be expected.

   ICCMIC and three of its directors, one of whom is a director and one a former director of ICII, are defendants in a putative class action lawsuit filed on March 17, 2000, by John Huston in the United States District Court for the Central District of California, Case No. CV00-02751 ABC. The complaint alleges that ICCMIC's prospectus issued in connection with its initial public offering in October 1997 contained material omissions and misrepresentations concerning (1) the expenses to be incurred by ICCMIC, (2) ICCMIC's ability to reduce the base management fee paid to ICCMIC's management company, (3) the management agreement termination fee payable to ICCMIC's management company in the event that ICCMIC terminated the management agreement, and (4) certain conflicts of interest. The complaint alleges a claim under Section 11 of the Securities Act of 1933 and seeks the certification of a class of shareholders of ICCMIC who purchased shares of ICCMIC at any time between October 22, 1997 and October 21, 1999. On April 4, 2000, defendants moved to dismiss the complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. On June 9, 2000, the Court issued an order denying defendants' motion to dismiss. On June 23, 2000, defendants answered the complaint and asserted a number of affirmative defenses. On July 31, 2000, plaintiff moved for class certification. On October 17, 2000, the Court stayed all proceedings and certified for interlocutory appeal to the Ninth Circuit Court of Appeals its order denying defendants' motion to dismiss. On January 12, 2001, the Ninth Circuit Court of Appeal denied defendants' petition for permission to appeal. On March 26, 2001, the District Court struck plaintiff's motion for class certification and ordered plaintiff to take further action to give proper notice to potential class members.

   Our company and two of our directors, among others, are defendants in an adversary proceeding filed by the liquidating trustee of the Southern Pacific Funding Corp. liquidating trust on October 5, 2000, in the U.S. Bankruptcy Court for the District of Oregon, In re Southern Pacific Funding Corp. Case No. 398- 37613-elp 11, Beck v. Imperial Credit Industries, Inc., et al, Adv. Proc. No. 00-03337-elp. The trustee seeks to recover damages in excess of $238.5 million for losses alleged to have been incurred by SPFC in connection with its sub-prime lending and securitization program during the years 1995-1998. The trustee alleges that the losses were caused by defendants' breaches of fiduciary duties and negligence. In addition, the trustee seeks equitable re-characterization of certain ICII claims against the SPFC bankruptcy estate and also asserts a right of setoff against all defendants' various claims against the bankruptcy estate for the wrongs alleged in the breach of fiduciary duties and negligence claims. The Company and its two directors moved to dismiss the adversary proceedings for lack of subject matter jurisdiction and failure to state a claim. These motions were heard by the Bankruptcy Court on December 20, 2000. By orders entered January 18, 2001, the Bankruptcy Court denied the motion to dismiss for lack of subject matter jurisdiction but granted, with leave to amend, the motion to dismiss for failure to state a claim. The trustee has until April 18, 2001 to file an amended complaint.

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

        2000          High         Low             1999            High         Low
        ----          -----       -----            ----            -----       -----
   First Quarter      $6.06       $4.19       First Quarter        $9.94       $7.06
   Second Quarter      4.56        3.31       Second Quarter        9.44        6.94
   Third Quarter       4.78        1.50       Third Quarter         6.97        4.31
   Fourth Quarter      1.50        0.41       Fourth Quarter        6.50        4.00

   At March 30, 2001, the closing sales price of our common stock as reported by the NASDAQ National Market was $0.9375. At March 30, 2001, there were approximately 90 shareholders of record.

   We were informed by Nasdaq in a letter dated January 18, 2001 that our Common Stock may be delisted from the Nasdaq National Market in that it had failed to maintain a minimum bid price of $1.00 over the prior 30 consecutive trading days as required by NASD Rule 4450(a)(5) (the "Nasdaq Rule") unless the Company meets the requirements for continued listing under the Nasdaq Rule within ninety (90) days of the date of such letter, or April 18, 2001.

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

   We have undertaken the repurchase of our common stock under several authorized share repurchase programs. During 1998, 1999, and 2000 we repurchased 2,485,684, 3,682,536 and 1,122,300 shares of common stock at an average cost per share of $9.65, $8.00, and $3.62 in each year, respectively. Since beginning share repurchases, we have repurchased a total of 7,315,520 shares of common stock at an average price of $7.92 per share. All of our repurchases effected under our stock repurchase programs were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934.

   On May 14, 1999, we entered into an agreement with our former parent Imperial Bank, a subsidiary of Imperial Bancorp. On May 17, 1999, we repurchased 10% or 3,682,536 shares of our outstanding common stock for $8.00 per share or $29.5 million. The repurchase from Imperial Bank was financed through the private issuance of $30.0 million of Series B 11.50% Mandatorily Redeemable Cumulative Preferred Stock to a group of independent investors.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following schedules set forth selected consolidated financial data as of or for each of the years in the five-year period ended December 31, 2000. Such selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                         Years Ended December 31,
                              --------------------------------------------------
                                2000       1999      1998       1997      1996
                              ---------  --------  ---------  --------  --------
                                  (In thousands, except per share data)
Income Statement Data:
 Interest Income:
 Interest on loans and
  leases....................  $ 194,213  $178,229  $ 200,827  $176,146  $188,242
 Interest on investments....     28,213    25,841     28,965    24,776    10,807
 Interest on other finance
  activities................      2,399     3,368      6,048     2,678     8,422
                              ---------  --------  ---------  --------  --------
   Total interest income....    224,825   207,438    235,840   203,600   207,471
 Interest expense...........    140,213   121,607    123,106   118,213   135,036
                              ---------  --------  ---------  --------  --------
   Net interest income......     84,612    85,831    112,734    85,387    72,435
 Provision for loan and
  lease losses..............    180,975    35,340     15,450    20,975     9,773
                              ---------  --------  ---------  --------  --------
   Net interest (expense)
    income after provision
    for loan and lease
    losses..................    (96,363)   50,491     97,284    64,412    62,662
Fee and other income (loss):
 (Loss) gain on sale of
  loans and leases..........       (771)    6,480     14,888    69,737    88,156
 Asset management fees......      3,239    10,054      7,591     5,810     3,347
 Investment banking and
  brokerage fees............     21,057    27,198     18,463     7,702       --
 Loan servicing income......      5,993     6,885     11,983     9,474     1,680
 Gain (loss) on sale of
  securities................     12,988    32,742       (592)  112,185    82,690
 Equity in net income of
  ICG.......................        479       --         --                  --
 Equity in net income of
  SPFC......................        --        --      12,739    25,869       --
 Equity in net (loss)
  income of FMC.............        --        (53)     3,235    (3,050)      --
 Mark to market on
  securities and loans held
  for sale..................    (12,810)  (28,641)   (42,388)     (341)      --
 Loss on impairment of
  securities................        --        --    (120,138)      --        --
 Gain on termination of
  REIT advisory agreement...        --        --         --     19,046       --
 Gain on sale of servicing
  rights....................        --        --         --        --      7,591
 Rental income..............      8,183       --         --        --        --
 Other income...............     12,278    13,894     13,118     4,060    10,807
                              ---------  --------  ---------  --------  --------
   Total fee and other
    income (loss)...........     50,636    68,559    (81,101)  250,492   194,271
                              ---------  --------  ---------  --------  --------
Expenses:
 Personnel expense..........     50,097    60,341     61,636    51,609    48,355
 Other expenses.............     52,940    66,259     59,200    63,252    50,694
 Merger costs...............      9,397       --         --        --        --
                              ---------  --------  ---------  --------  --------
   Total expenses...........    112,434   126,600    120,836   114,861    99,049
                              ---------  --------  ---------  --------  --------
 (Loss) income from
  continuing operations
  before income taxes,
  minority interest and
  extraordinary item........   (158,161)   (7,550)  (104,653)  200,043   157,884
Income taxes................      2,356    (3,074)   (44,064)   74,267    69,874
Minority interest in income
 (loss) of consolidated
 subsidiaries...............      1,125     1,474     (1,464)   10,513    12,026
                              ---------  --------  ---------  --------  --------
 (Loss) income from
  continuing operations
  before extraordinary
  item......................   (161,642)   (5,950)   (59,125)  115,263    75,984
Operating loss from
 discontinued operations of
 AMN, net of income taxes...     (5,218)     (899)    (3,232)  (25,347)      --
Loss on disposal of AMN, net
 of income taxes............        --        --     (11,276)      --        --
                              ---------  --------  ---------  --------  --------
 (Loss) income before
  extraordinary item........   (166,860)   (6,849)   (73,633)   89,916    75,984
Extraordinary item--gain
 (loss) on early
 extinguishment of debt, net
 of income taxes............      3,534     4,021        --     (3,995)      --
                              ---------  --------  ---------  --------  --------
 Net (loss) income..........  $(163,326) $ (2,828) $ (73,633) $ 85,921  $ 75,984
                              =========  ========  =========  ========  ========
 Comprehensive (loss)
  income....................  $(165,024) $    974  $ (76,745) $ 82,837  $ 77,783
                              =========  ========  =========  ========  ========
Basic (loss) income per
 share:
 (Loss) income from
  continuing operations.....  $   (4.96) $  (0.17) $   (1.55) $   2.99  $   2.11
 Loss from discontinued
  operations, net of income
  taxes.....................      (0.16)    (0.02)     (0.08)    (0.66)      --
 Loss on disposal of AMN,
  net of income taxes.......        --        --       (0.30)      --        --
Extraordinary item--gain
 (loss) on early
 extinguishment of debt, net
 of income taxes............       0.11      0.11        --      (0.10)      --
                              ---------  --------  ---------  --------  --------
 Net (loss) income per
  common share..............  $   (5.01) $  (0.08) $   (1.93) $   2.23  $   2.11
                              =========  ========  =========  ========  ========
Diluted (loss) income per
 share:
 (Loss) income from
  continuing operations.....  $   (4.96) $  (0.17) $   (1.55) $   2.82  $   1.95
 Loss from discontinued
  operations, net of income
  taxes.....................      (0.16)    (0.02)     (0.08)    (0.62)      --
 Loss on disposal of AMN,
  net of income taxes.......        --        --       (0.30)      --        --
Extraordinary item--gain
 (loss) on early
 extinguishment of debt, net
 of income taxes............       0.11      0.11        --      (0.10)      --
                              ---------  --------  ---------  --------  --------
 Net (loss) income per
  common share..............  $   (5.01) $  (0.08) $   (1.93) $   2.10  $   1.95
                              =========  ========  =========  ========  ========
Weighted average diluted
 shares outstanding.........     32,573    34,517     38,228    40,855    38,975

                               At or for the Year Ended December 31,
                          --------------------------------------------------------
                            2000       1999        1998        1997        1996
                          --------   ---------   ---------   ---------   ---------
                                       (Dollars in thousands)
Cash Flow Data:
Net cash (used in)
 provided by operating
 activities.............  $(32,250)  $ 151,622   $ (37,135)  $  18,563   $ (31,135)
Net cash provided by
 (used in) by investing
 activities.............    21,682    (202,863)   (174,982)   (320,627)    244,177
Net cash provided by
 (used in) financing
 activities.............     7,608    (212,633)    464,510     273,196    (177,961)
                          --------   ---------   ---------   ---------   ---------
   Net (decrease)
    increase in cash....  $ (2,960)  $(263,874)  $ 252,393   $ (28,868)  $  35,081
                          ========   =========   =========   =========   =========
SPB Regulatory Capital
 Ratios:
California leverage
 limitation(1)..........      4.98 %     10.45 %     10.45 %     13.20 %     13.50 %
Risk-based--Tier 1......      3.54 %      7.78 %      8.42 %      8.75 %      9.71 %
Risk-based--Total.......      6.59 %     10.67 %     11.12 %     12.25 %     10.87 %
FDIC Leverage Ratio.....      3.46 %      8.94 %      8.62 %      8.30 %      9.35 %
Asset Quality Ratios :
Non-performing assets as
 a percentage of total
 assets.................      4.11 %      2.84 %      2.06 %      4.31 %      2.64 %
Allowance for loan and
 lease losses as a
 percentage of non-
 performing loans.......     81.02 %     62.18 %     65.11 %     53.87 %     38.94 %
Net charge-offs as a
 percentage of average
 total loans and leases
 held for
 investment(2)..........     12.00 %      1.79 %      1.92 %      2.72 %      0.94 %
Selected Ratios:
 Ratio of earnings to
  fixed charges.........     (0.1x)       0.9x        0.2x        2.7x        2.2x
 Pre-tax interest
  coverage ratio........     (5.6x)       0.8x         N/A        8.1x       17.4x
 Ratio of indebtedness
  to total
  capitalization(3).....      84.8 %      54.6 %      55.4 %      47.2 %      40.5 %

                                            At December 31,
                         ------------------------------------------------------
                            2000       1999       1998       1997       1996
                         ---------- ---------- ---------- ---------- ----------
                                             (In thousands)
Balance Sheet Data:
Cash.................... $   30,938 $   33,898 $  297,772 $   45,379 $   74,247
Interest-bearing
 deposits...............    183,193    248,182      1,415    103,738      3,369
Securities..............    227,734    242,139    235,423    227,468     84,296
Loans and leases held
 for sale...............    386,469    289,398    319,061    153,469    940,096
Loans and leases held
 for investment, net....  1,122,494  1,223,071  1,320,095  1,252,487  1,068,599
Retained interests in
 loan and lease
 securitizations........      6,330     10,220     27,011     22,895    159,707
Total assets............  2,127,577  2,201,615  2,417,183  2,094,389  2,470,639
Deposits................  1,632,704  1,614,758  1,714,252  1,156,022  1,069,184
Borrowings from FHLB....     65,000        --      20,000     45,000    140,500
Company obligated
 mandatorily redeemable
 preferred securities of
 subsidiary trust
 holding solely
 debentures of the
 company ("ROPES")......     42,885     61,750     70,000     70,000        --
Other borrowings........     84,118     74,309    102,270    144,841    694,352
Senior and convertible
 subordinated notes.....    176,757    185,185    219,858    219,813    163,209
Total liabilities.......  2,088,135  1,996,235  2,183,662  1,770,456  2,231,131
Shareholders' equity....     39,442    205,380    233,521    323,933    239,508

--------
(1) Ratio of (i) SPB's total shareholder equity to (ii) total deposits.
(2) Excluding charge-offs at AMN, the ratio of charge-offs to average loans held for investment was 11.78% in 2000, 1.73% in 1999, 0.59% in 1998 and
    1.16% in 1997.
(3) Ratio of (i) non-funding indebtedness to (ii) non-funding indebtedness plus total shareholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

 Organization

   We are a diversified commercial and real estate lending and financial services holding company that was incorporated in 1991 in the State of California. Our headquarters are located in Torrance, California. Our business activities are conducted through three wholly owned subsidiaries: Southern Pacific Bank ("SPB") (SPB was considered undercapitalized at December 31, 2000 and has entered into regulatory orders with the DFI and FDIC. See Item 1. Business--Regulation and Note 4 of Notes to Consolidated Financial Statements), Imperial Business Credit Inc. ("IBC"), and Imperial Credit Asset Management, Inc. ("ICAM"). Prior to November 1, 1999, we held a significant equity interest in a publicly traded company--Franchise Mortgage Acceptance Company ("FMC"). Through March 28, 2000, our company owned a 9% equity interest in a commercial REIT, Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC"). Through October 22, 1999, a wholly owned subsidiary of ours, Imperial Credit Commercial Asset Management Corp. ("ICCAMC"), managed the assets and operations of ICCMIC (See--"Liquidity and Capital Resources--The ICCMIC Acquisition"). On March 28, 2000 we acquired all of the outstanding common stock of ICCMIC that we did not already own. Our parent company, our subsidiaries, and our affiliates offer a wide variety of deposit and commercial loan products, asset management services, and investment banking and brokerage services. Our core businesses originate loans and leases funded primarily by FDIC insured deposits. Our business strategy currently emphasizes:

  . the recapitalization of SPB in an effort to meet the requirements of regulatory orders,

  . the reduction of classified assets (assets classified as substandard, doubtful and loss),

  . the improvement of credit underwriting and credit risk management,

  . the continued diversification of SPB's loan portfolios,

  . investing in and managing businesses in high margin niche segments of the financial services industry.

Overview of Consolidated Operations

 Financial Position

   At December 31, 2000, our total assets were $2.1 billion as compared to $2.2 billion at December 31, 1999. Our total net loans remained unchanged at $1.5 billion at December 31, 2000 and December 31, 1999. Our outstanding assets and loans did not increase over the prior year due to a lack of profitability at SPB which reduced capital levels necessary to support growth.

   On a consolidated basis, our cash and interest bearing deposits decreased to $214.1 million at December 31, 2000 as compared to $282.1 million at December 31, 1999. At our parent company, cash and interest bearing deposits decreased to $15.9 million at December 31, 2000 as compared to $46.2 million at December 31, 1999. Liquidity at our holding company was reduced primarily due to the additional investment of $44.0 million of capital into SPB, the repurchase of $27.3 million of outstanding long term debt, and legal/professional and legal settlement costs of $6.0 million.

   Our deposits at SPB remained relatively unchanged at $1.6 billion at December 31, 2000 and December 31, 1999. Our long term debt decreased to $219.6 million at December 31, 2000 as compared to $246.9 million at December 31, 1999 due to our repurchase of $27.3 million of our Senior Notes and company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the company ("ROPES").

   Our retained interests in loan and lease securitizations were $6.3 million at December 31, 2000 as compared to $10.2 million at December 31, 1999. Approximately $4.2 million of the retained interest balance at December 31, 2000 were related to the lease securitizations at IBC. The decrease in retained interests primarily resulted from a $4.7 million write-down, coupled with cash collections and sales of retained interests totaling $1.3 million. Retained interests increased by $2.4 million as a result of the accretion of discount in 2000.

   At December 31, 2000 our shareholders' equity decreased to $39.4 million as compared to $205.4 million at December 31, 1999. The decrease in shareholders' equity was primarily the result of provisions for loan losses, mark to market charges on loans and securities held for sale, lawsuit settlement costs, and ICCMIC merger related costs. Additionally, as a result of the losses sustained by our company, management reassessed the Company's ability to realize its $87.0 million of gross deferred tax assets. As a result of management's reassessment, shareholders' equity was negatively impacted by $63.3 million as a result of establishing a deferred tax asset valuation allowance. Our book value per share and tangible book value per share decreased to $1.23 and $1.37 at December 31, 2000 as compared to $6.19 and $5.50 at December 31, 1999, respectively.

 Consolidated Results of Operations

   During 2000, our operating results included the following significant items or events:

  . A provision for loan and lease losses totaling $181.0 million due to increased non accrual loans and charge-offs, primarily at our Coast Business Credit ("CBC") and Loan Participation and Investment Group ("LPIG") divisions.

  . Total mark-to-market charges of $12.8 million primarily effecting IBC's retained interests, and LPIG loans financed through total return swaps.

  . The establishment of a $63.3 million deferred tax asset valuation allowance as a result of our company's continuing operating losses. For further information see Note 22 of Notes to Consolidated Financial Statements.

  . Legal settlement costs of $6.9 million, primarily arising from the settlement of the Southern Pacific Funding Corporation ("SPFC") Securities Litigation.

  . A gain on sale of Auction Finance Group ("AFG") totaling $12.4 million resulting from the sale of our minority interest in AFG.

  . The completion of the ICCMIC transaction on March 28, 2000. The Company incurred severance costs of $9.4 million and generated $29.3 million in negative goodwill.

  . The write off of ICLS's remaining balance of goodwill totaling $4.1 million.

   The net loss for the year ended December 31, 2000 was $163.3 million or $5.01 diluted net loss per share including an operating loss from discontinued operations of $5.2 million or $0.16 diluted net loss per share and an extraordinary gain on the early extinguishment of debt of $3.5 million or $0.11 diluted net income per share. The operating results for the year ended December 31, 2000 were primarily impacted by high levels of loan charge-offs and non-performing loans resulting in an increased provision for loan and lease losses of $181.0 million. The Company has increased its allowance for loan and lease losses to $63.6 million or 81.02% of non-accrual loans at December 31, 2000 as compared to $31.8 million or 62.18% of non-accrual loans at December 31, 1999. For the year ended December 31, 1999, the Company reported a net loss of $2.8 million or $0.08 diluted net loss per share including an operating loss from discontinued operations of $899,000 or $0.02 diluted net loss per share and an extraordinary gain on the early retirement of debt of $4.0 million or $0.11 diluted net income per share.

 Net Interest Income

   For the year ended December 31, 2000, interest income increased to $224.8 million as compared to $207.4 million for the same period last year. Interest income increased primarily as a result of increases in the average balance of outstanding loans, primarily at the CBC and Income Property Lending Division ("IPL") lending divisions. The average yield on loans at SPB decreased to 11.18% during the year ended December 31, 2000 as compared to 11.33% in the same period last year. The decrease in yields primarily resulted from an increase in average outstanding non-accrual loans and the related foregone interest income of approximately $87.8 million and $9.0 million for the year ended December 31, 2000 as compared to approximately $57.5 million and $4.4 million for the prior year, respectively. The Company's total loans and leases held for sale and investment, net of allowance for loan and lease losses remained unchanged at $1.5 billion at December 31, 2000 and December 31, 1999.

   Interest expense was $140.2 million for the year ended December 31, 2000 as compared to $121.6 million for the same period last year. The increase in interest expense primarily resulted from an increase in both the cost and the average outstanding balance of the Federal Deposit Insurance Corporation insured deposits of SPB.

SPB's average outstanding deposits increased to $1.7 billion during 2000 as compared to $1.6 billion in the prior year. The average cost of deposits based on daily averages at SPB increased to 6.64% during the year ended December 31, 2000 as compared to 5.71% in the prior year. The increase in the average cost of deposits at SPB primarily occurred as a result of a general increase in interest rates during 2000. Interest on other borrowings also increased as a result of the ICCMIC acquisition. Average outstanding debt at ICCMIC totaled $57.1 million during 2000. The interest expense on ICCMIC's debt was $3.5 million for the year ended December 31, 2000. There were no comparable borrowings from ICCMIC in the year ended December 31, 1999. The increases in interest on deposits and other borrowings were partially offset by a decrease in interest on long-term debt which decreased 21.0% to $24.1 million for the year ended December 31, 2000 as compared to $30.5 million for the prior year. The decrease in interest on long-term debt resulted from the repurchase of long-term debt during the previous twelve months.

   For the year ended December 31, 2000, net interest income before provisions for loan and lease losses remained relatively unchanged at $84.6 million as compared to $85.8 million for the prior year. Net interest income before provisions for loan and lease losses decreased for the quarter and year ended December 31, 2000 primarily as a result of increased deposit costs coupled with lower yields on our loan portfolio.

 Fee and Other Income

   Fee and other income decreased $17.9 million to $50.6 million in 2000 as compared to $68.6 million in the prior year.

   Gain (loss) on sale of loans decreased $7.3 million to a loss of ($771,000) for 2000 as compared to a gain of $6.5 million in the prior year. Gain on sale of loans decreased primarily as a result of a lower principal balance of IPL loans sold in 2000 as compared to the prior year, in addition to decreased lease securitizations from IBC due to the cessation of lease originations during 2000, and losses from the sale of problem nationally syndicated participation loans. For the year ended December 31, 2000, the Company sold $141.8 million of IPL loans, $75.2 million of nationally syndicated participation loans, and $7.5 million of consumer loans generating gains (losses) of $2.0 million, ($2.7) million, and $0, respectively. For the year ended December 31, 1999, the Company sold $283.7 million of IPL loans, $53.8 million of loan participations and securitized $133.7 million of equipment leases, generating gains (losses) of $3.9 million, ($285,000) and $4.5 million, respectively.

   Asset management fees decreased $6.8 million to $3.2 million in 2000 as compared to $10.1 million in the prior year. Asset management fees decreased primarily due to the termination of the ICCMIC asset management agreement, and decreased average outstanding other assets under management. The balance of assets under management decreased to $542.8 million at December 31, 2000 as compared to $1.3 billion at December 31, 1999. The decrease was primarily due to our acquisition of ICCMIC in the first quarter of 2000. At December 31, 2000, there were no ICCMIC assets under management as compared to $664.9 million at December 31, 1999.

   During the fourth quarter of 2000, the Company reduced its ownership percentage in Imperial Capital Group ("ICG") from 63.2% to 38.5% through the sale of a part of its equity interest directly to ICG and certain management members of ICG. The Company generated gross proceeds from the sale of $2.7 million, and received $885,000 in cash and $1.8 million in the form of a short-term note. The Company's investment in and income from ICG is accounted for by the equity method of accounting beginning with the quarter ended December 31, 2000. For the three months ended December 31, 2000, the equity in net income of ICG was $479,000.

   Gain on sale of securities decreased $19.8 million to $13.0 million in 2000 as compared to $32.7 million in the prior year. During 2000 we sold our minority interest in AFG, resulting in a gain of $12.4 million. During 1999, the merger between Franchise Mortgage Acceptance Company ("FMC") and Bay View Financial was completed. We received $27.7 million in cash and 4.4 million shares of Bay View common stock from the sale and exchange of our 38.3% interest in FMC. We sold the shares of the Bay View common stock we received from the merger during 1999. As a result of these transactions, we recorded a pre-tax gain from both transactions of $30.1 million in 1999.

   Rental income increased to $8.2 million in 2000. We reported no rental income during 1999. Rental income increased solely as a result of the ICCMIC acquisition in the first quarter of 2000. Rental income is produced from the income producing commercial real properties owned at ICCMIC.

   For the year ended December 31, 2000, mark-to-market losses were $12.8 million. The net mark-to-market losses for the year ended December 31, 2000 primarily related to a $5.0 million write-down of IBC's retained interests in lease securitizations and a $3.9 million write-down of LPIG's swap, and $3.9 million related to other trading securities. For the year ended December 31, 1999, mark-to-market losses were $28.6 million. The net mark-to-market losses for the year ended December 31, 1999 primarily relate to the write-down of sub-prime auto loans and the write-down of IBC's retained interests in lease securitizations.

 Noninterest Expenses

   Total noninterest expenses during the year ended December 31, 2000 decreased to $103.0 million as compared to $126.6 million for the prior year. The decrease in expenses primarily resulted from decreases in personnel expense, amortization of servicing rights, amortization of goodwill, and general and administrative expenses in addition to the deconsolidation of ICG. These decreases were partially offset by increases in lawsuit settlements and real property expenses. Prior to the reduction of the Company's equity interest in ICG to below 50% ownership, ICG was accounted for as a consolidated subsidiary. As such, the total expenses of ICG are included in the Company's results of operations in the prior year and through the nine months ended September 30, 2000. Beginning with the deconsolidation of ICG in the fourth quarter of 2000, ICG's expenses are not consolidated with the Company's other operations, making some comparisons to prior periods not meaningful. Assuming ICG was accounted for under the equity method, during the year ended December 31, 2000 total noninterest expenses decreased 17.1% to $84.9 million as compared to $102.4 million for the prior year. The decrease in expenses primarily resulted from decreased personnel, amortization of servicing rights, legal and professional, amortization of goodwill, and general and administrative expenses. The reductions in noninterest expenses above were partially offset by increases in lawsuit settlement costs and real property expenses.

   Assuming ICG was accounted for under the equity method, during the year ended December 31, 2000, personnel expenses decreased to $35.3 million as compared to $40.9 million in the prior year. The decrease was primarily the result of reduced Full Time Equivalent Employees ("FTE") and reduced bonus expense at SPB and ICII. At December 31, 2000, the Company had 428 FTE as compared to 537 FTE (excluding ICG) at December 31, 1999.

   Assuming ICG was accounted for under the equity method, during the year ended December 31, 2000, general and administrative expenses were $17.8 million as compared to $21.1 million in prior year. General and administrative expenses decreased in both periods as a result of the Company's efforts to cut costs and increase operational efficiency.

   During the year ended December 31, 2000, lawsuit settlements were $6.9 million as compared to $371,000 in the prior year. Lawsuit settlements increased for the year ended December 31, 2000 as compared to the prior year as a result of an agreement reached by the Company with the plaintiffs to settle the securities class action litigation identified as In re Southern Pacific Funding Corporation Securities Litigation, Lead Case No. CV98-1239-MA, in the U.S. District Court for the District of Oregon. ICII has paid $3.0 million to the plaintiffs' settlement fund and agreed to issue warrants to purchase three million shares of ICII Common Stock with an exercise price of $3.00 per share. The warrants have a term of seven years from the date of issuance. The Common Stock to be issued upon the exercise of the warrants will be registered and freely tradable and have the same rights as ICII's existing Common Stock. The warrants have change of control, typical anti-dilution and adjustment features. The settlement of this litigation resulted in charges totaling approximately $7.0 million during the year ended December 31, 2000.

   During the year ended December 31, 2000, amortization of goodwill, net was $1.4 million as compared to $14.5 million in the prior year. Amortization of goodwill, net decreased as the Company wrote off $12.3 million of IBC's remaining goodwill in the fourth quarter of 1999. In the third quarter of 2000, the Company wrote off the remaining $4.1 million balance of goodwill related to Imperial Credit Lender Services, Inc. ("ICLS"), our loan documentation and signing business. In February 2001, we sold the assets of ICLS for its remaining net book value. We do not anticipate any gain or loss from the sale of ICLS. Additionally, amortization of goodwill decreased as a result of the amortization of negative goodwill associated with the ICCMIC acquisition in the first quarter of 2000. The amortization of negative goodwill at ICCMIC reduced amortization of goodwill, net by $5.4 million during 2000. There was no comparable amortization of negative goodwill during 1999.

   Real property expenses began to be incurred by our company as a result of the ICCMIC acquisition in the first quarter of 2000. These costs solely relate to the income producing properties owned at ICCMIC. Real property expenses totaled $4.2 million for the year ended December 31, 2000. There were no real property expenses incurred in 1999.

 Non-accrual Loans

   Our non-accrual loans and leases increased to $78.5 million at December 31, 2000 as compared to $51.3 million at December 31, 1999. The increase in non-accrual loans occurred primarily in the CBC and LPIG portfolios. The increase in CBC's non-accrual loans and charge-offs for the year ended December 31, 2000 was the result of prior management's asset work out strategy which resulted in lending additional funds to problem borrowers in an attempt to rehabilitate the borrower. This strategy resulted in significant unsecured overadvances to CBC's borrowers. Additionally, CBC's customers have been negatively impacted by the economic slowdown in the technology and telecommunications industries. All unsecured loans related to non-performing credits have been charged off as of December 31, 2000. The increase in LPIG's non-accrual loans and charge-offs for the year ended December 31, 2000 resulted from a general increase in defaults of nationally syndicated loans. See Item 7. "Management's Discussion and Analysis--Asset Quality," for more information about non-performing assets and non-accrual loans.

 Allowance for Loan and Lease Losses

   The allowance for loan and lease losses was $63.6 million or 5.39% of total loans held for investment at December 31, 2000 as compared to $31.8 million or 2.50% at December 31, 1999, respectively. The ratio of the allowance for loan and lease losses to non-accrual loans and leases ("coverage ratio") increased to 81.02% at December 31, 2000 as compared to 62.18% at December 31, 1999.

   For the year ended December 31, 2000, the provision for loan and lease losses was $181.0 million as compared to $35.3 million for the same period last year. The higher provision for loan and lease losses is primarily related to management's decision to aggressively work out or dispose of increased levels of non-accrual and potential problem loans, particularly in the CBC and LPIG loan portfolios.

 Agreements Entered Into with Southern Pacific Bank's Regulators

   As a result of a joint examination by the Federal Deposit Insurance Corporation ("FDIC") and the California Department of Financial Institutions ("DFI"), SPB entered into regulatory orders with the FDIC and with the DFI. The orders contain several requirements including but not limited to, increasing SPB's capital and regulatory defined capital ratios, dividend restrictions, classified asset limitations, lending policy restrictions and procedures, and other such restrictions. Management believes the Company has responded to all of the directives addressed in the orders including the recent additions of new credit and risk management personnel, the partial recapitalization of SPB and the reduction of SPB's classified assets. At December 31, 2000, the Bank was considered "undercapitalized" by the banking regulators. Banks so categorized are subject to certain restrictions, including prohibitions on the payment of dividends, restrictions on compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed by the regulators including requirements to raise additional capital, sell assets or sell the entire bank. On March 30, 2001, the Company contributed to the Bank $21.2 million in cash in the form of new equity capital and converted $22.0 million of subordinated debt into perpetual preferred stock of the Bank. Such capital infusions, in addition to Bank earnings subsequent to December 31, 2000, restored the Bank's capital to amounts above the "adequately capitalized" regulatory minimums cited in banking regulations. Management believes that the Bank will not meet any of the required target capital ratios required by the Orders during 2001. At this time, the financial impact, if any, of regulatory actions that may result from the failure of the Bank to meet minimum capital requirements of the Orders cannot be determined. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have been in discussions with the FDIC and the DFI with regard to our current and projected noncompliance with the regulatory orders and are in the process of completing an amended capital plan for 2001 to address our noncompliance. (See "Item 1. Business--Regulation--General" and Note 4 of Notes to Consolidated Financial Statements)

 Recapitalization Transaction

   On March 30, 2001 we completed the issuance of $16.2 million of Senior Secured Debt. The notes bear an interest rate of 12% and mature on April 30, 2002. The issuance of the Senior Secured Debt is the first step in a recapitalization plan first announced by our company in February 2001.

   Subsequent to the completed Senior Secured Debt offering, we will offer pro rata a package of the following securities in exchange (the "Debt Exchange") for our three currently outstanding series of debt securities (the "Old Notes"): (i) 12% Senior Secured Notes due 2005 (the "Exchange Notes"), (ii) up to 2.0 million shares of our Common Stock, no par value and (iii) warrants to purchase up to an additional 7.0 million shares of Common Stock at an exercise price of $2.15 per share. Concurrently with consummation of the Debt Exchange, we will issue up to 7.04 million shares of Common Stock to the holders of a majority in interest of our Old Notes who executed the recapitalization agreement. We further intend to issue and sell at least $10.0 million principal amount of 12% Convertible Subordinated Notes due 2005 to accredited investors in a private placement. The Convertible Subordinated Notes will be convertible into Common Stock of the Company at $1.25 per share.

   The holders of Old Notes will be offered Exchange Notes as follows: (i) the holders of our 10.25% Remarketed Par Securities due 2002 will be offered to convert into Exchange Notes at $0.80 per dollar of face amount of such Old Notes, (ii) the holders of our 9.875% Senior Notes due 2007 will be offered to convert into Exchange Notes at $0.65 per dollar of face amount of such Old Notes, and (iii) the holders of our 9.75% Senior Notes due 2004 will be offered to convert into Exchange Notes at $0.50 per dollar of face amount of such Old Notes. A majority-in-interest of the 10.25% Remarketed Par Securities due 2002 and our 9.875% Senior Notes due 2007 have agreed to participate in the Debt Exchange, and to strip the Old Notes of all currently existing financial covenants. Supplemental indentures eliminating all covenants related to the Old Notes have been executed.

   Subject to the occurrence of certain conditions (including the closing of the Debt Exchange and the issuance of Convertible Subordinated Notes), all of the Senior Secured Debt will be automatically exchanged into (i) $18.2 million principal amount of Exchange Notes, (ii) 249,052 shares of Common Stock, and
(iii) warrants to purchase up to an additional 781,681 shares of Common Stock at an exercise price of $2.15 per share. Each of the Senior Secured Debt purchasers will further have the right during the period following the Debt Exchange and ending March 31, 2002 to elect to exchange all or a portion of their Exchange Notes and related shares of Common Stock and Debt Exchange Warrants into $18.2 million principal amount of Convertible Subordinated Notes. The Convertible Subordinated Notes will have a 12% coupon and will be convertible into Common Stock at $1.25 per share.

   The Senior Secured Debt Holders will be entitled to receive additional amounts of Exchange Notes in connection with the sale of such notes by March 31, 2002 (and for a period of 60 days thereafter) if, with respect to specified types of sales, the average trading price of the Exchange Notes during the 30-day period ending on the last day of the month preceding the month in which such sale occurs is less than a price of 89 or, for other specified types of sales, if their net proceeds from such sales, are less than 89% of the principal amount of the Exchange Notes that are sold. In any such event, each of such holders will be entitled to receive from us, pro rata in accordance with the respective aggregate principal amounts of such Exchange Notes held by such holder, additional principal amounts of Exchange Notes as will generate net proceeds equal to the difference, expressed as a dollar amount, between (i) 89% of the aggregate principal amount of the Exchange Notes sold by such holder and, depending on the types of sales, either the sum of (a) the average trading value of such Exchange Notes and (b) the net proceeds, if any, resulting from the required concurrent actions as defined in the recapitalization agreement or the sum of (x) the net proceeds from such sale of Exchange Notes and (y) the net proceeds, if any, resulting from the required concurrent actions; provided, that in either event, the maximum principal amount of additional Exchange Notes so issuable to all such holders in the aggregate will be limited to $5.0 million. If additional Exchange Notes are required to be issued, 2.0 million shares of Common Stock that would otherwise be issued to the holders of a majority interest in our Old Notes will be reduced by 800 shares for each $1,000 in principal amount of additional Exchange Notes required to be so issued.

   Sales of Exchange Notes made above the 89% of principal amount threshold by a holder would be taken into account in determining the amount of Exchange Notes, if any, issuable to such holder for sales below the 89% threshold. In addition, if the average trading price of the Exchange Notes during the 30 day period ending March 31, 2002 is less than 70, the Senior Secured Debt Holders will be issued the maximum principal amount of additional Exchange Notes without being obligated to sell any of their Exchange Notes.

   Upon successful completion of the proposed offering ICII will receive gross proceeds of approximately $26 million of new capital, most of which will be invested in Tier I capital of SPB. We believe that this new capital will assist our company in its attempt to increase capital levels at SPB in order to meet regulatory requirements. However, the funds raised as a result of issuing the Senior Secured Debt and the Convertible Subordinated Notes will not provide sufficient capital by themselves to meet the requirements of SPB under its regulatory orders, and as such, we expect to raise additional capital or reduce the size of SPB in order to meet the capital requirements of the regulatory orders. Furthermore, the future exercise of warrants issued in connection with the Debt Exchange is expected to provide approximately an additional $15.0 million of capital for our company at the time of their exercise approximately three years from the date of issuance of the Exchange Notes.

   There can be no assurance that the proposed offering can be completed or that sufficient amounts of capital combined with asset reductions can be achieved such that the Bank might comply with its regulatory order requirements.

 Business Lines

   We manage our business by evaluating the results of operations from each of our business units. Our core businesses include:

  . Coast Business Credit ("CBC")--an asset-based lending business;

  . Imperial Warehouse Finance, Inc. ("IWF")--a residential loan warehouse line business;

  . Loan Participation and Investment Group ("LPIG")--a division of SPB investing in nationally syndicated bank loans;

  . The Lewis Horwitz Organization ("LHO")--a film and television production lending business;

  . Imperial Business Credit, Inc. ("IBC")--an equipment lease servicing business;

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

   We also operated other businesses in 2000, 1999 and 1998 that we consider our "non-core" businesses. These are businesses that we have made the decision to de-emphasize during 1999 and 1998. We group these businesses into the following categories:

  . Equity Interests--Franchise mortgage lending, sub prime residential mortgage banking business, and beginning in the fourth quarter of 2000, investment banking and brokerage;

  . De-emphasized/Discontinued/Exited Businesses--Consumer lending, auto lending, residential mortgage lending, foreign mortgage lending businesses, and third party mortgage servicing operations.

   Our exit from these non-core businesses has allowed our management to focus on our core business lines that have historically proven to be our most profitable businesses. Following is a summary of these businesses results of operations in 2000 as compared to 1999.

CORE BUSINESS LINES

   The following table reflects average loans and leases outstanding and the average yields earned on our core business units for 2000 and 1999:

                                                 Average Loans and
                                                      Leases         Average
                                                    Outstanding       Yield
                                                 ----------------- ------------
   Business Line                                   2000     1999   2000   1999
   -------------                                 -------- -------- -----  -----
                                                    (Dollars in thousands)
   CBC.......................................... $806,987 $658,764 13.03% 13.17%
   IWF..........................................   69,667  130,075  7.72   8.28
   LPIG.........................................  182,917  240,621  7.97   7.55
   LHO..........................................   59,241    6,056 12.65  14.77
   IBC..........................................    3,059   10,700 12.99  12.54
   IPL..........................................  358,520  226,548  9.47   8.85

   Our largest subsidiary is SPB, a $1.8 billion industrial bank, which operates five of our core businesses: CBC, IPL, LPIG, IWF, and LHO. The FDIC insured deposits of SPB are the primary source of funding for each of these businesses.

 Coast Business Credit

   CBC's net loss for 2000 was $72.1 million as compared to net income of $7.9 million for 1999. The decrease in CBC's net income for 2000 was primarily attributable to an increase in the provision for loan losses, partially offset by an increase in net interest income. CBC's net income for 2000 includes a provision for loan losses of $113.5 million as compared to $24.7 million for the previous year.

   CBC's provision for loan losses increased sharply due to an increase in CBC's non-accrual loans and charge-offs for the year ended December 31, 2000. Management believes that CBC's non-accrual loans and charge-offs increased due to a failed problem asset work out strategy deployed by CBC's previous management. During the course of the previous two years, CBC's management made the decision to advance funds to problem borrowers in an attempt to rehabilitate the borrower. This strategy resulted in significant unsecured overadvances to CBC's borrowers. The increases in charge-offs and provision for loan losses related to these credits, and the economic slowdown in the technology and telecommunications industries have been a significant cause of CBC's recent poor financial performance. Additionally, the deterioration of collateral values and the beginning of a general economic downturn in the telecommunications and technology sectors have negatively impacted CBC's loan portfolio. We believe that CBC will continue to record relatively higher levels of provisions for loan losses due to higher levels of non-performing loans and an economic downturn as long as CBC's non-accrual loans remain at elevated amounts. See Item 1. "Business--Coast Business Credit" for a discussion of the actions taken by SPB to mitigate these types of charge offs in the future.

   CBC increased its average loans outstanding in 2000 to $807.0 million as compared to $658.8 million for the previous year. As a result of the increase in CBC's average loans outstanding, CBC's net interest income increased to $60.3 million for 2000 as compared to $54.0 million for the previous year. The yield on CBC's loans decreased to 13.03% for 2000 as compared to 13.17% for the previous year. The decrease in yield was primarily attributable to an increase in the average outstanding balance of non-accrual loans during 2000 as compared to 1999.

   CBC earned other income totaling $9.7 million in 2000 as compared to $8.2 million for the previous year. Other income for 2000 includes a $1.1 million gain on sale of securities. CBC recorded the $1.1 million gain on sale of securities from the exercise of warrants in the equity securities of a borrower and the subsequent sale of its stock in the second quarter of 2000. The remaining balance of other income primarily consists of audit and other fees charged by CBC to its customers.

   CBC's total expenses were $27.8 million for 2000 as compared to $24.3 million for the prior year. Total expenses increased in 2000 as compared to the prior year primarily due to increased legal costs related to loan collections activity as well as to higher personnel, data processing, FDIC insurance premiums, and general and administrative expenses associated with CBC's loan portfolio growth. Legal and professional fees increased
$1.1 million to $1.6 million as compared to $526,000, and general and administrative expenses increased $1.8 million to $4.0 million as compared to $2.2 million in 2000 and 1999, respectively.

   CBC's FTE decreased to 134 at December 31, 2000 as compared to 135 at December 31, 1999.

   At December 31, 2000, CBC's non-accrual loans were $31.8 million as compared $22.2 million at December 31, 1999. At December 31, 2000, no CBC loans were 90 days delinquent and accruing interest. CBC incurred net charge-offs of $88.9 million for 2000 as compared to $17.4 million for the prior year. CBC's non-accrual loans are generally collateralized by accounts receivable, inventory, real estate, and other tangible assets. See "Consolidated Results of Operations--Provision for Loan and Lease Losses."

 Imperial Warehouse Finance, Inc.

   In October 2000, we hired a new President of IWF. The new President has 15 years of mortgage banking experience including retail, wholesale, bulk acquisitions and warehouse lending. As a result, IWF has obtained several new customer relationships and is enjoying increased success in maintaining higher average outstanding balances of repurchase lines. Beginning in the fourth quarter of 2000, IWF management implemented new underwriting guidelines and operational procedures that have increased IWF operating efficiency while lowering the overall level of risk associated with this line of business. See
Item 1. "Business--Imperial Warehouse Finance, Inc.," for a description of the changes made at IWF to improve underwriting.

   IWF's net loss for 2000 was $17.7 million as compared to net income of $1.1 million for 1999. IWF's net loss increased in 2000 as compared 1999 as a result of a significant increase in the provision for loan losses. The provision for loan losses increased to $18.9 million for 2000 as compared to $1.2 million for 1999 primarily as a result of increased charge-offs related to fraud losses.

   Net interest income before the provision for loan losses was $800,000 for 2000 as compared to $4.1 million for 1999. The decrease in IWF's net interest income is related to a decrease in the average outstanding balance of loans and an increase in non-accrual loans. IWF's average loans outstanding and average yields for 2000 decreased to $69.7 million and 7.72% as compared to $130.1 million and 8.28% for 1999. The decrease in IWF's loan yields, were primarily due to an increase in IWF's non-accrual loans.

   IWF earned other income consisting primarily of loan fees charged to its customers of $309,000 for 2000 as compared to $1.5 million for 1999. Other income decreased in 2000 as compared to the prior year due to decreased loan funding transactions.

   IWF's total expenses increased to $4.4 million for 2000 as compared to $2.6 million for 1999. Total expenses increased as compared to the prior year primarily due to higher personnel and legal and professional expenses. The increase in personnel expenses was primarily associated with IWF's relocation to Torrance, California from its former headquarters in Voorhees, New Jersey, and the subsequent hiring of new management and personnel to run the operations of IWF. The increase in professional and legal expenses was primarily associated with increased legal costs which occurred as a result of increased collection efforts by IWF of its non-performing loans

   IWF's FTE decreased to 7 FTE at December 31, 2000 as compared to 12 FTE at December 31, 1999.

   At December 31, 2000, IWF's non-accrual loans increased to $9.4 million as compared to $7.8 million at December 31, 1999. IWF incurred net charge-offs of non-accrual loans of $16.4 million for 2000 and

$1.6 million for 1999. IWF's non-performing loans are collateralized by mortgage loans on single family residences and other real estate.

   During 2000, IWF advanced approximately $9.5 million to Island Mortgage Network ("Island") under its mortgage loan warehouse program. IWF became aware on June 30, 2000 that New York state banking regulators suspended Island's license. Island is a subsidiary of AppOnline.com. AppOnline.com was reported to have had an estimated $150 million in open mortgage loans on June 30 when New York state banking regulators suspended the license of its lending arm, Island. On July 19, 2000, AppOnline.com Inc. filed for Chapter 11 bankruptcy protection. We, along with other lenders, moved for appointment of a trustee, which the court recently approved. During 2000, we charged off $7.5 million of the Island warehouse advance. We are seeking recovery by all means possible, including legal action and insurance claims. In addition to the Island fraud, IWF incurred one other significant fraud-related loss in 2000 for $3.0 million.

 Loan Participation and Investment Group

   We are not originating any new commitments for LPIG at this time since we believe that the capital that is currently being deployed at SPB to support LPIG's business could be better utilized in our other core businesses. As such, we anticipate that the current outstanding balance of LPIG's loans will decrease over time as this portfolio runs-off.

   LPIG's net loss was $35.1 million for 2000 as compared to net income of $1.2 million for the prior year. The increase in LPIG's net loss was primarily the result of an increased provision for loan losses. LPIG's net revenues include a provision for loan losses of $39.3 million for 2000 as compared to $7.0 million in the prior year. LPIG's provision for loan losses increased primarily due to increased defaults on nationally syndicated credits during 2000 as compared to 1999.

   LPIG's average loans outstanding decreased to $182.9 million for 2000 as compared to $240.6 million in the prior year. As a result of the decrease in LPIG's average loans outstanding and increase in non-accrual loans, LPIG's net interest income decreased to $5.6 million for 2000 as compared to $8.4 million for the prior year. The yield on LPIG's loans for 2000 increased to 7.97% as compared to 7.55% in the prior year. The yield on LPIG's loans increased as a result of the general increase in Libor rates, partially offset by increases outstanding average balances of non-accrual loans throughout 2000.

   LPIG's other income totaled ($6.6) million for 2000 as compared to $2.0 million in the prior year. The decrease in other income was primarily the result of increased mark-to-market losses on nationally syndicated bank loans funded through total return swaps and losses on sales of potential problem LPIG loans. During 2000, LPIG's mark-to-market losses were $3.9 million as compared to mark-to-market gains of $268,000 in the prior year. During 2000, LPIG's losses on sales of problem loans were $2.7 million as compared to losses on sales of $277,000 in the prior year. Defaults on nationally syndicated credits have increased during the course of 2000. These increased defaults have negatively impacted LPIG's on balance sheet loan portfolio through increasing non-accrual loans, and LPIG's off-balance sheet loans funded through total return swaps through negative mark to market charges.

   LPIG's total expenses were relatively unchanged at $1.6 million for 2000 as compared to $1.4 million for 1999. Total expenses increased primarily due to higher occupancy and general and administrative expenses.

   LPIG's FTE was unchanged with 4 FTE at December 31, 2000 and 1999.

 The Lewis Horwitz Organization

   LHO was acquired on October 1, 1999. The acquisition was accounted for as a purchase, resulting in goodwill of $17.3 million. As part of the acquisition, we acquired all right, title and interest in $98.2 million of motion picture and television production loans. We also acquired other assets totaling $362,000 and assumed liabilities of $1.2 million in connection with the acquisition. The purchase price of the loans was equal to the gross carrying value of the loans on the books and records of Imperial Bank, except the purchase price of the first $20 million in non-performing assets were allocated a discount of $3.6 million. Under the terms of the acquisition, we received all interest and fees on the $98.2 million of LHO originated loans and paid Imperial Bank Prime minus 2.50% through December 31, 2000. We also agreed to immediately purchase all loans that either were or become classified as non-accrual, when an interest or principal payment is 90 days or more past due. In February 2001, we completed the acquisition of all performing loans and non-performing LHO assets from Imperial Bank. From the acquisition of LHO on October 1, 1999 through December 31, 2000, we acquired gross non-performing assets of $23.6 million. In the first quarter of 2001, we acquired gross non-performing assets of $4.4 million.

   LHO's net income was $104,000 for 2000 as compared to $4,000 for the three month period from October 1, 1999 to December 31, 1999. LHO's net revenues for 2000 include a provision for loan losses of $558,000 as compared to $351,000 for the three month period from October 1, 1999 to December 31, 1999.

   LHO's average loans outstanding and average yield for 2000 were $59.2 million and 12.65%. LHO's average loans outstanding and average yields for the three month period from October 1, 1999 to December 31, 1999 were $6.1 million and 14.77%, respectively.

   As a result of the increase in average loans outstanding, and the completion of an entire year of operations in 2000, LHO's net interest income increased to $5.1 million as compared to $992,000 for the three month period from October 1, 1999 to December 31, 1999.

   LHO's total expenses were $4.0 million for 2000 as compared to $761,000 for the three month period from October 1, 1999 to December 31, 1999. LHO's expenses increased as a result of completing a full year of operations in 2000, as compared to only 3 months of operations in 1999.

   LHO had 16 FTE at December 31, 2000 as compared to 12 FTE at December 31,
1999.

   At December 31, 2000, LHO's non-accrual loans were $246,000. LHO had no non-accrual loans at December 31, 1999. At December 31, 2000, LHO's other repossessed assets were $7.8 million as compared to $8.2 million at December 31, 1999. LHO has not incurred any charge-offs of non-accrual loans since the acquisition on October 1, 1999. LHO's non-accrual loans and other repossessed assets are supported by the existing and estimated value of all future distribution rights of the underlying film or television production. All of LHO's other repossessed assets were acquired from Imperial Bank under the terms of the LHO purchase agreement, and are carried at their estimated realizable values.

 Imperial Business Credit, Inc.

   During the second quarter of 2000, we decided to cease originations of all small ticket leases by IBC. During April 2000, we sold or closed IBC's remaining origination offices. IBC's current operations primarily consist of servicing its remaining small ticket leases and the new originations of SPB's middle market leasing group.

   IBC's net loss was $5.7 million for 2000 as compared to a net loss of $13.3 million for the prior year. IBC's net loss decreased as compared to the prior year primarily due to decreased amortization of goodwill and a reduction in mark to market charges on retained interests in lease securitizations.

   IBC originated $30.9 million of leases for 2000 as compared to $125.2 million in the prior year. IBC securitized $43.6 million of leases for 2000 generating gain on sale revenue of $563,000 or 1.3% of the principal balance securitized. For 1999, IBC securitized leases of $132.4 million, generating gain on sale revenue of $4.5 million or 3.4% of the principal balance securitized.

   IBC's average leases outstanding and average yield for 2000 were $3.1 million and 12.99%. IBC's average leases outstanding and average yields for the prior year were $10.7 million and 12.54%.

   Despite the decrease in on-balance sheet average loans outstanding, IBC's net interest income increased to $2.3 million for 2000 as compared to $1.1 million in the prior year. The increase is primarily due to increased interest on other financing activities at IBC. Interest on other financing activities results from the accretion of discounts on IBC's retained interests in lease securitizations. Additionally, net interest income increased at IBC due to a decrease in borrowings from our parent company, and a corresponding reduction in interest expense.

   IBC also generated other income (loss), including lease servicing fees from leases sold into its securitization facility and mark-to-market charges on trading securities and retained interests in lease securitizations of $1.6 million for 2000 as compared to ($1.4) million in the prior year. Lease servicing fees totaled $4.6 million for 2000 as compared to $4.5 million in the prior year. The mark to market charges on retained interests in lease securitizations of $5.0 million for 2000 and $11.9 million for the prior year were primarily the result of increased lease defaults.

   IBC's total expenses were $8.1 million for 2000 as compared to $22.2 million for the prior year. Total expenses decreased as compared to the prior year primarily due to reduced amortization of goodwill and reduced personnel and operating expenses. During the prior year, IBC wrote off $11.3 million of goodwill and as a result, IBC incurred no amortization of goodwill expense in 2000. Personnel and operating expenses decreased as a result of ceasing originations of all small ticket leases in the second quarter of 2000 and closing all of IBC's lease origination offices.

   (See Item 1.--"Business--Imperial Business Credit" for information regarding defaults under IBC's securitization facility)

   IBC's FTE decreased to 55 FTE at December 31, 2000 as compared to 94 FTE at December 31, 1999.

 Income Property Lending Division

   IPL's net income was $1.6 million for 2000 as compared to $2.0 million for the prior year.

   IPL originated $235.9 million of loans for 2000 as compared to $339.7 million for the prior year. During 2000, IPL sold $141.7 million of loans generating gains on sale of $2.0 million, or 1.4% of the principal balance of loans sold. During 1999, IPL sold $283.7 million of loans generating gains on sale of $2.0 million, or 0.7% of the principal balance of loans sold. Gain on sale of loans as a percentage IPL's loans sold increased for 2000 as compared to the prior year due to increased interest margins and an increase in demand for small balance income property loans in the secondary market. The volume of loans sold decreased as a result of retaining for portfolio a higher level of multifamily real estate loans originated by IPL during 2000. During 2000, the provision for loan losses at IPL increased to $2.2 million as compared to $142,000 in the prior year. The increase primarily relates to an increase in the balance of multifamily and commercial loans held for investment.

   IPL's net interest income was $12.1 million for 2000 as compared to $9.2 million for the prior year. The increase was primarily the result of an increased average balance of outstanding loans and increased average yield. IPL's average outstanding loan balance for 2000 increased to $358.5 million as compared to $226.5 million in the prior year. The increase in IPL's loan yields to 9.47% for 2000 as compared to 8.85% for the prior year was primarily due to an overall increase in LIBOR interest rates over the preceding twelve months.

   IPL's other revenues were $2.5 million for 2000 as compared to $3.0 million for the prior year.

   IPL's total expenses were $8.3 million for 2000 as compared to $8.7 million for 1999. Total expenses decreased for 2000 as compared to the prior year primarily due to lower personnel, telephone and other communications costs, and lower general and administrative expenses relating to decreased personnel and loan origination volumes. FTE decreased to 41 FTE at December 31, 2000 as compared to 69 FTE at December 31, 1999.

   IPL's non-accrual loans were $1.7 million or 0.05% of its outstanding loan portfolio at December 31, 2000, as compared to $237,000 or 0.09% of its outstanding loan portfolio at December 31, 1999.

 Imperial Capital Group, LLC

   During the fourth quarter of 2000, we reduced our ownership in ICG from 63.2% to 38.5% through the sale of a part of our equity interest directly to ICG and to certain management members of ICG. As such, the income from ICG is accounted for by the equity method of accounting beginning with the quarter ended December 31, 2000. For the three months ended December 31, 2000, the equity in net income of ICG was $479,000 and is reported in our segment data under "Equity Interests." The results and data presented here reflect the consolidated operations of ICG through September 30, 2000 as compared to the year ended December 31, 1999, the periods in which ICG's operations were consolidated with the rest of our businesses.

   ICG's pre tax income increased to $2.8 million for the nine months ended September 30, 2000 as compared to $2.5 million for the prior year.

   The increase in pre-tax income for the nine months ended September 30, 2000 as compared to the prior year primarily resulted from increased fees received for successful corporate finance transactions completed by ICG through private placements as well as increased trading gains, partially offset by decreased trading commission revenues. For the nine months ended September 30, 2000, ICG raised $184.5 million of total debt and equity proceeds for their customers as compared to $128.0 million for the prior year.

   ICG's total expenses were $18.2 million for the nine months ended September 30, 2000 as compared to $17.4 million for prior year. Total expenses increased for the nine months ended September 30, 2000 as compared to the prior year primarily due to increased personnel, and general and administrative expenses resulting from increased corporate finance transactions.

   ICG's FTE decreased to 73 FTE at September 30, 2000 compared to 79 FTE at December 31, 1999.

 Asset Management Activities

   AMA's net loss was $7.0 million for 2000 as compared to a net loss $3,000 for the prior year. AMA's net loss increased primarily as a result of $9.4 million of merger costs associated with the ICCMIC acquisition, lower asset management fees due to the termination of the ICCMIC asset management agreement, and decreased average outstanding other assets under management. The balance of assets under management and management fees decreased to $542.8 million and $3.2 million for 2000 as compared to $1.3 billion and $10.1 million for the prior year, respectively. The decrease was primarily due to our acquisition of ICCMIC in the first quarter of 2000. At December 31, 2000, there were no ICCMIC assets under management as compared to $664.9 million at December 31, 1999. At December 31, 2000, our assets under management were $484.5 million at Pacifica Partners I L.P. ("Pacifica") and $58.3 million at the Cambria Investment Partnership I, L.P. ("Cambria"). At December 31, 1999, our assets under management were $467.1 million at Pacifica and $134.9 million at Cambria.

   Total expenses, excluding merger costs of $9.4 million, from AMA activities were $3.1 million for 2000 as compared to $9.8 million for 1999. The decrease in total expenses was primarily due to a decrease in personnel expenses at Imperial Credit Commercial Asset Management Corp. ("ICCAMC"), our wholly owned subsidiary, related to the termination of the ICCMIC asset management agreement. Total AMA FTE decreased to 7 FTE at December 31, 2000 as compared to 13 FTE at December 31, 1999.

 Other Core Operations

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

   For 2000, the net loss of OCO was $27.1 million, as compared to net income of $146,000 for the prior year. The net loss for 2000 includes a $3.5 million net gain from the early extinguishment of debt, as compared to a $4.0 million net gain from the early extinguishment of debt in 1999.

   The net loss for 2000 increased primarily as a result of increased expenses in addition to the establishment of a deferred tax asset valuation allowance. Total expenses of OCO were $14.9 million for 2000 as compared to $8.2 million for the prior year. The increase in expenses for 2000 as compared to the same periods in the prior year primarily resulted from increased legal and professional fees and litigation settlements. OCO's total expenses for 2000 includes legal settlement costs of $6.1 million.

   OCO's income tax expense for 2000 totaled $11.8 million in connection with the establishment of the deferred tax asset valuation allowance in the fourth quarter of 2000. There were no comparable expenses of this nature in the prior year.

   OCO's FTE decreased to 45 FTE at December 31, 2000 as compared to 53 FTE at December 31, 1999.

OTHER BUSINESS LINES

   We also operate other businesses, which, except for ICG, consist of businesses that we've decided to de-emphasize. We group these businesses into the following categories:

  . Equity Interests--Represents our equity investments in other companies.
    During the fourth quarter of 2000, we reduced our ownership in ICG from 63.2% to 38.5% through the sale of a part of our equity interest directly to ICG and to certain management members of ICG. As such, the income from ICG is accounted for by the equity method of accounting beginning with the quarter ended December 31, 2000.

  . De-emphasized/Discontinued/Exited Businesses--represents our business units we decided to either de-emphasize, discontinue, or exit.

   Our exit from these non-core businesses will allow our management to focus on our core business lines.

 Equity Interest in ICG

   ICG is accounted for by the equity method of accounting beginning with the quarter ended December 31, 2000. For 2000, our Equity Interests generated net revenues of $479,000, exclusively from ICG, and net income of $878,000 as compared to net revenues of $31.2 million and a net loss of $18.5 million for 1999.

 Equity Interest and Gain on sale of FMC

   During 1999, equity in the net loss of FMC was $53,000. On November 1, 1999, the merger between FMC and Bay View was completed. We received $27.7 million in cash and 4.4 million shares of Bay View common stock from the sale and exchange of our 38.3% interest in FMC. On November 5, 1999, we announced the sale of 4,342,451 shares of the Bay View common stock we received from the FMC/Bay View merger. As a result of these transactions, we received approximately $86.3 million in total cash proceeds and we recorded a pre-tax gain from both transactions of $30.1 million.

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

 De-emphasized/Discontinued/Exited Businesses

   The Exited Businesses net loss from operations was $1.3 million for 2000 as compared to a net loss of $18.5 million for 1999. The decrease in net loss for 2000 as compared to 1999 primarily resulted from reduced mark-to-market charges, and income from assets purchased in the ICCMIC acquisition, which were acquired on March 28, 2000. The Exited Businesses incurred negative mark-to-market charges of $657,000 in 2000 compared to $28.3 million in 1999.

   Total expenses at our Exited Businesses decreased to $12.7 million for 2000 as compared to $24.6 million for 1999. The decrease in total expenses was primarily due to the wind-down of non-core businesses.

   Our non-core loans decreased to $95.1 million at December 31, 2000 as compared to $143.9 million at December 31, 1999. The remaining non-core portfolios primarily consist of lower risk single family mortgage loans.

   The following table reflects the ending outstanding balances of the loans from our Exited Businesses:

                                                                Loans and Leases
                                                                 Outstanding at
                                                                  December 31,
                                                                ----------------
   Exited Business Line                                          2000     1999
   --------------------                                         ------- --------
                                                                 (In thousands)
   Auto Lending Division of SPB................................ $ 2,283 $  5,991
   Consumer Lending Division of SPB............................   6,366   15,639
   Single family loans.........................................  77,686  104,008
   Franchise loans.............................................   8,797   18,277
                                                                ------- --------
     Total loans and leases from exited businesses............. $95,132 $143,915
                                                                ======= ========

   The above table does not include net outstanding loans from the discontinued operations of AMN which were $2.0 million and $5.2 million at December 31, 2000 and 1999, respectively.

   During 2000 we sold $7.5 million of consumer loans from our exited business loan portfolio. Our sub-prime auto loan balances were reduced to $2.3 million at December 31, 2000 as compared to $6.0 million at December 31, 1999. At December 31, 2000, the remaining sub-prime auto loans are carried at 32.0% of the outstanding contractual balance.

   During 1999 we sold 1,887,110 shares of Impac Mortgage Holdings, Inc. ("IMH") stock resulting in a gain of $929,000. At December 31, 1999, we did not own any shares of IMH common stock.

   FTE at our Exited Businesses decreased to 3 FTE at December 31, 2000 as compared to 5 FTE at December 31, 1999.

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

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

  . The write-down of retained interests in lease securitizations at IBC totaling $11.9 million. The write downs for 1999 were primarily the result of increased lease defaults in the last quarter of 1999.

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

   We also operated some other businesses in 1999 and 1998 that we consider our "non-core" businesses. These are businesses that we have made the decision to de-emphasize during 1999 and 1998. We group these businesses into the following categories:

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

 Coast Business Credit

   CBC's net income for 1999 was $9.7 million as compared to $12.4 million for 1998. CBC's net revenues include a provision for loan losses of $21.8 million for 1999 as compared to $3.5 million for 1998.

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

   At December 31, 1999, CBC's non-accrual loans were $22.2 million as compared to $1.1 million at December 31, 1998. At December 31, 1999, one CBC loan totaling $2.7 million was 90 days delinquent and accruing interest as compared to none for the same period last year. As of February 28, 2000 there was no change in the accrual status of this loan, and it was in the process of collection. CBC incurred net charge-offs of non-accrual loans of $17.4 million for 1999 as compared to $67,000 for 1998. Non-performing loans at CBC are collateralized by accounts receivable and inventory. The increase in CBC's non-accrual loans, loan loss provision, and charge-offs resulted from a general decline in the quality of CBC's loan portfolio.

 Imperial Warehouse Finance, Inc.

   IWF's net income for 1999 was $1.1 million as compared to $3.2 million for 1998.

   IWF's net revenues includes a provision for loan losses of $1.2 million for 1999 and $704,000 for 1998. The increased loan loss provision for 1999 is primarily related to the increase in the balance of non-accrual loans.

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

 Loan Participation and Investment Group

   LPIG's net income was $1.2 million for 1999 as compared to $3.8 million for 1998. LPIG's net income decreased in 1999 as compared 1998 as a result of a significant increase in the provision for loan losses during 1999. LPIG's net revenues include a provision for loan losses of $7.0 million for 1999 and a net recovery of $391,000 for 1998. The provision for loan losses increased in 1999 as compared to 1998 as a result of increased charge-offs related to one single loan participation. At December 31, 1999 and 1998, LPIG had no loans classified as non-performing loans.

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

   LHO was acquired by our company in October of 1999 and did not have any comparable net revenues, net income, or expenses in 1998. LHO's net income for 1999 was $4,000. LHO's net revenues include a provision for loan losses of $351,000.

   LHO's net income for 1999 are for the period from the date of acquisition (October 1, 1999) through December 31, 1999. Since October 1, 1999, LHO has originated $23.2 million of new film and television production commitments. LHO's average loans outstanding for 1999 were $6.1 million.

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

   LHO's total expenses were $761,000 from October 1, 1999 to December 31, 1999. LHO had 12 FTE at December 31, 1999.

   At December 31, 1999, LHO's non-accrual loans were $246,000. LHO did not incur any charge-offs of non-accrual loans from October 1, 1999 to December 31, 1999. Non-performing loans at LHO are collateralized by the distribution rights of the film or television production. All of LHO's non-accrual loans were acquired from Imperial Bank under the terms of the LHO purchase agreement.

 Imperial Business Credit, Inc.

   IBC's net loss increased to $13.3 million in 1999 as compared to a net loss of $960,000 for 1998. IBC's net loss increased for 1999 as compared to 1998 primarily due to the write-off of the remaining unamortized balance of goodwill and larger negative mark-to-market adjustments on retained interests in lease securitizations.

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

   At December 31, 1999, IBC's non-accruing leases were $77,000 as compared to $669,000 at December 31, 1998.

 Income Property Lending Division

   IPL's net income decreased to $2.0 million for 1999 as compared to net income of $3.3 million for 1998. The decrease in net income for 1999 as compared to the prior year primarily resulted from lower gain on sale of loans partially offset by increased interest income earned on higher average outstanding balances of income property loans.

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

 Imperial Capital Group, LLC

   ICG's pre-tax income increased to $2.5 million for 1999 as compared to a pre-tax loss of $3.9 million for 1998. ICG's net revenue primarily consists of investment banking and brokerage fees. The increase in pre-tax income for 1999 primarily resulted from increased trading gains and fees received for successful corporate finance transactions completed by ICG through private placements and a lower level of negative mark to market adjustments on trading securities. ICG raised total debt and equity proceeds of $137.3 million in 1999 and $190.0 million in 1998 for its corporate clients through private placement offerings.

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

 Asset Management Activities

   AMA's net income (loss) were ($3,000) for 1999 as compared to $1.8 million for 1998. The average balance of assets under management increased to $1.3 billion for 1999 as compared to $1.1 billion for 1998. Through October 22, 1999, we managed a commercial mortgage and equity REIT (See--"Liquidity and Capital Resources--The ICCMIC Acquisition"), and for all of 1999, we managed a collateralized loan obligation fund, and two leveraged bank debt hedge funds.

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

 Other Core Operations

   For 1999, the net loss of OCO was $962,000, as compared to a net loss of $31.4 million for 1998. The net loss for 1999 includes a $4.0 million net gain from the early extinguishment of debt. The significant negative net revenues and net income for 1998 were primarily the result of impairment and mark-to-market charges relating to our investments in ICCMIC and IMH, and loan and leases held for sale. OCO includes but is not limited to interest and dividend income from parent company loans, equity investments, interest expense on our long-term debt, mark-to-market charges on the securities we invested in at our holding company, and the costs of our support functions. We provide support to our subsidiaries through executive management oversight and advice, accounting, audit, operations, legal services, merger and acquisitions advice, human resources administration, insurance programs, office services, premises administration, and management information systems support.

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

 Equity Interests

   In 1999, our Equity Interests included our percentage ownership of the net income of FMC, as compared to 1998, which included FMC and Southern Pacific Funding Corporation ("SPFC"). For 1999, our Equity Interests generated net income of $18.5 million as compared to a net loss of ($38.2) million for 1998. The significant net loss for 1998 was primarily the result of impairment charges on our equity investment in SPFC.

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

 De-emphasized/Discontinued/Exited Businesses

   The Exited Businesses' loss from operations was $18.5 million for 1999 as compared to $11.8 million for 1998. The Exited Businesses net revenue decreased for 1999 as compared to 1998 primarily as a result of a decline in net interest income, partially offset by a lower provision for loan losses. The Exited Businesses incurred negative mark-to-market charges of $28.3 million in 1999 and $31.6 million in 1998.

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

   FTE at our Exited Businesses decreased to 5 FTE at December 31, 1999 as compared to 100 FTE at December 31, 1998.

Liquidity and Capital Resources

 General

   We generate liquidity at our holding company from a variety of sources, including interest income from loans and investments, income tax payments received from our subsidiaries, dividends from subsidiary earnings, and sales of non-core assets and investments. An industrial bank such as SPB may declare dividends only in accordance with California Law and FDIC regulations, which impose legal limitations on the payment of dividends. Under the Regulatory Orders, the Bank is prohibited from paying cash dividends on its Common Stock without the prior approval of the DFI and the FDIC. Because cash dividends reduce the regulatory capital of the Bank, and because of the restrictions contained in the Regulatory Orders, it is unlikely that the Bank will pay cash dividends to us on our Common Stock in the near future and there is no assurance that the Bank will ever resume paying cash dividends to us. The continued prohibition against the Bank paying to us, unless approved in advance by the DFI and FDIC, cash dividends would adversely affect our ability to make required payments of interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, or to pay the interest on, our indebtedness will depend upon the ability of the Bank to obtain regulatory approvals necessary to permit it to pay us dividends on our Bank Common Stock and Bank Preferred Stock, as well as upon on our future performance and that of the Bank which, to a substantial extent, are subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. The ability of the Bank to comply with the Regulatory Orders also will impact its operations. Management believes that, based on current levels of operations, cash flows from operations and available borrowings, and assuming that the Bank is able to obtain the necessary regulatory approvals to pay us dividends, we will be able to fund our liquidity and capital expenditure requirements for the foreseeable future, including scheduled payments of interest and principal on our indebtedness.

   Our holding company's primary cash requirements include income tax payments and interest payments on outstanding debt obligations. We also use available cash to make loans to our operating companies and investments in subsidiaries. At December 31, 2000 we held $15.9 million of cash and interest bearing deposits at our holding company as compared to $46.2 million of cash and interest bearing deposits at December 31, 1999.

   The current amount of cash and interest bearing deposits held at our parent company is significantly less than the $219.6 million of outstanding Senior Notes and ROPES at December 31, 2000. The ability of our parent company to repay these obligations in accordance with their stated maturities is dependent on the cash flows generated by our parent company and other guarantor subsidiaries, in addition to future dividend payments from SPB to our parent company. SPB is unable to pay dividends at the present time. We have entered into agreements with the majority holders of our Senior Notes and ROPES to exchange these securities for new notes under a master recapitalization plan. See Item 7. "Management's Discussion and Analysis-- Recapitalization Transaction," for more information about the terms of the exchange offer. The completion of the master recapitalization is expected to improve our ability to service future debt obligations along with improving the capital levels of SPB. The decrease in cash since December 31, 1999 was primarily attributed to investments in SPB, debt repurchases, common stock repurchases and interest payments on long term debt.

   On March 30, 2001, ICII exchanged $22.0 million of SPB's subordinated debt and contributed $14.0 million in cash in exchange for 36,000 shares of SPB's Series B noncumulative perpetual preferred and also made a common equity contribution of $7.2 million in cash to the Bank. Although such capital contributions resulted in the Bank's capital ratios being above that required by statute to be considered "adequately capitalized", the Bank does not meet the capital ratio targets specified by the Orders. An additional approximately $38 million would have had to be contributed to cause the Bank to meet the capital ratio targets specified by the Orders at March 31, 2001.

   We have an ongoing need for capital to finance our lending activities. This need is expected to increase as the volume of our loan and lease originations and acquisitions increases. Our primary cash requirements include the funding of (i) loan and lease originations and acquisitions, (ii) points and expenses paid in connection with the acquisition of wholesale loans, (iii) ongoing administrative and other operating expenses, (iv) the costs of our warehouse credit and repurchase facilities with certain financial institutions, and (v) over collateralization reserve account requirements and servicing advances in connection with loans and leases pooled and sold.

   We have historically financed our lending activities through warehouse lines of credit and repurchase facilities with financial institutions, equity and debt offerings in the capital markets, deposits or borrowings at SPB and securitizations. As a result of our company's recent financial performance, and based on guidance from Moody's and Standard and Poor's ratings services, we do not believe that the capital markets are currently efficient sources of funding capital. As such, we believe that our current sources of liquidity are limited to the deposits of SPB and FHLB advances to SPB. There can be no assurance that we will regain efficient access to the capital markets in the future or that financing will be available to satisfy our operating and debt service requirements or to fund our future growth.

   SPB obtains the liquidity necessary to fund its investing activities through FDIC insured deposits and, if necessary, through borrowings under lines of credit and from the FHLB. At December 31, 2000 and 1999, SPB had maximum FHLB borrowings available equal to $72.2 million and $35.7 million, respectively. These borrowings must be fully collateralized by qualifying mortgage loans and may be in the form of overnight funds or term borrowings at SPB's option.

   The highest balance of FHLB advances outstanding during the year ended December 31, 2000 was $65.0 million, with an average outstanding balance of $23.3 million. The outstanding balance of FHLB advances was $65.0 million at December 31, 2000. The FHLB advances are secured by certain real estate loans with a carrying value of $172.9 million and $56.5 million at December 31, 2000 and 1999, respectively.

   SPB's deposit portfolio, which consists primarily of certificate accounts remained relatively unchanged at $1.6 billion at December 31, 2000 and at December 31, 1999.

   SPB has been able to acquire new deposits through its local marketing strategies as well as domestic money markets. Under its regulatory orders, SPB may raise brokered deposits of no more than $92.3 million so long as SPB remains "Adequately Capitalized" as defined by banking regulations. As of December 31, 2000, SPB's outstanding balance of brokered deposits was $50.0 million. SPB maintains liquidity in the form of cash and interest-bearing deposits with financial institutions. SPB tracks on a daily basis all new loan applications by office and, based on historical closing statistics, estimates expected fundings. Cash management systems at SPB allow SPB to anticipate both funding and sales and adjust deposit levels and short-term investments against the demands of SPB's lending activities.

   In addition to warehouse lines of credit and SPB borrowings, we have also accessed the capital markets to fund our operations.

 2000 Activity

   Our operating activities used cash of $32.3 million in 2000. The majority of this cash was used for the origination and acquisition of loans held for sale, net of sales and collections. We generated $23.4 million and $10.8 million from the sale and collections of real property and trading securities, respectively, at ICCMIC. Other operating cash was generated by the interest income from our loan and investment portfolios after paying interest expense on our deposits, borrowings, and long term debt.

   Our investing activities provided $21.7 million of cash in 2000. The most significant source of cash from our investing activities was a net redemption of $65.4 million of short-term interest bearing deposits. We received net cash proceeds of $11.5 million from the ICCMIC acquisition in March 2000. We also received proceeds of $21.6 million from the sale of AFG in June 2000 from the sale of our investment in preferred and common stock of AFG. Additionally, we used $16.6 million for net purchases of securities available for sale. Originations of loans held for investment, net of collections, resulted in net cash used of $64.8 million.

   Our financing activities provided $7.6 million of cash in 2000. We raised a net $17.9 million in deposits at SPB. During 2000, SPB borrowed $95.0 million from the FHLB and repaid $30.0 million in advances. We reduced other borrowings by $50.8 million. We used $4.1 million in cash to repurchase 1.1 million shares of our outstanding common stock for an average price of $3.62 under a share repurchase program approved in April 2000. Additionally, we also used $21.6 million of cash through financing activities to repurchase $27.3 million of our long term debt. The repurchase generated an extraordinary gain on the early extinguishment of debt of $3.5 million, net of income taxes.

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

   Our financing activities used $212.6 million of cash in 1999. We used $99.5 million to repay deposits at SPB, $20.0 million to repay borrowings by SPB from the FHLB, and $28.0 million to repay other borrowings. On May 14, 1999, we entered into an agreement with our former parent Imperial Bank, a subsidiary of Imperial Bancorp (NYSE:IMP) to repurchase 10% or 3.7 million shares of our outstanding common stock for $8.00 per share for a total use of cash of $29.5 million. The repurchase from Imperial Bank was financed through the private issuance of $30.0 million of Series B 11.50% Mandatorily Redeemable Cumulative Preferred Stock to a group of independent investors. In November 1999, we repurchased and retired the $30.0 million of the Mandatorily Redeemable Cumulative Preferred Stock. The issuance and subsequent repurchase and retirement used a net $1.4 million of cash during 1999. We also used $34.1 million of cash through our financing activities to repurchase $43.1 million of our long term debt. The repurchase generated an extraordinary gain on the early extinguishment of debt of $4.0 million, net of income taxes.

 1998 Activity

   Our operating activities used $37.1 million of cash in 1998. The majority of this cash was used in the operations of our discontinued businesses.

   Our investing activities used $175.0 million of cash in 1998. The most significant use of cash in our investing activities was a $276.6 million net investment in loans held for investment. The most dramatic increase in loans occurred in the portfolio of asset-based and cash stream loans generated by CBC, which increased $148.5 million in 1998. The most significant source of cash from our investing activities was the liquidation of interest bearing deposits of $102.3 million.

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

 Imperial Business Credit, Inc.

   Prior to ceasing lease originations, IBC primarily funded its lease originations through a permanent revolving securitization facility. The securitization facility utilizes a trust structure and has a five-year revolving period, which expires in November 2002, and a three and one-half year amortization period.

   The IBC Lease Receivables Trust 1997-2 ("1997-2 Trust") was created pursuant to a pooling and servicing agreement among IBC, as originator, IBC Funding Corp. ("IFC"), IBC's wholly-owned special purpose subsidiary, as seller, and Norwest Bank Minnesota, as trustee and back-up servicer. IBC sells its lease originations to IFC under a sale and contribution agreement ("IBC Agreement"), which simultaneously assigns its rights in the leases to the Trust in exchange for trust certificates. The Class A certificates are sold to Triple-A One Funding Corp., a special purpose corporation administered by Capital Markets Assurance Corporation ("CAPMAC"), which issues commercial paper to fund its acquisitions. As of December 31, 2000 and 1999, there was approximately $141.1 million and $218.6 million, respectively, of Class A Certificates outstanding.

   As a result of our recent credit downgrades by Moody's and Standard and Poor's ratings services, IBC is in technical default of the terms of the 1997-2 Trust. As such, the insurer of the Class A certificates may cause the 1997-2 Trust to go into "Turbo" amortization. Under Turbo amortization, virtually all cash flows generated in the 1997-2 Trust would be used to pay down the outstanding balance of the Class A certificates, while the Class B and C Certificates, a majority of which are owned by IBC, would receive virtually no cash flows for principal and interest payments until the Class A Certificates are paid off in full. IBC received a waiver of this technical default in March 2001. The waiver is renewable monthly by the insurer, at its option. There can be no assurance given that the insurer will continue to grant the monthly waiver to IBC. If the waiver were not to be granted, IBC's monthly cash flow would decrease by approximately $1.0 million per month, and cash flow to our parent company would decrease by approximately $500,000 per month.

   IFC assigned all receivables acquired pursuant to the IBC Agreement to the 1997-2 Trust. The transactions were accounted for as sales for reporting purposes under generally accepted accounting principles ("GAAP") and as financings for tax purposes. IFC assigned all its rights, title and interest in the leases, together with a security interest in the underlying leased equipment, which ownership and security interests have been perfected under the Uniform Commercial Code. Payments of the purchase price are made directly from payments by lessees on the lease receivables.

 Multifamily and Commercial Mortgage Lending

   During the years ended December 31, 2000 and 1999, SPB did not securitize IPL multifamily and commercial mortgage loans. However, during the years ended December 31, 2000 and 1999, IPL sold for cash $141.7 million and $283.7 million of loans, respectively.

 The ICCMIC Acquisition

   On March 28, 2000, we completed the acquisition of ICCMIC. We paid ICCMIC's stockholders (other than the 2,570,000 owned by ICII) approximately $11.57 per share in cash. The total purchase price paid by the company was approximately $300.1 million. The Company's basis in shares of ICCMIC common stock owned prior to the merger was $25.1 million. The total cost basis of $325.2 million, combined with other estimated costs of the acquisition of $19.7 million bring the total purchase price to $344.9 million. In addition to the costs of acquisition, the Company incurred total severance and incentive costs of $9.4 million. The merger was accounted for as a purchase and resulted in the generation of negative goodwill of $29.2 million. The negative goodwill generated by the acquisition is not subject to income taxes and increased the Company's tangible book value by $0.74 per share at December 31, 2000. The company is accreting the negative goodwill into income over five years, which is expected to result in annual net income of approximately $5.6 million, or $0.18 per share. At December 31, 1999 ICCMIC had total assets of $664.9 million, and total liabilities of $269.3 million.

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

Asset Quality

   The provision for loan and lease losses for 2000 increased to $181.0 million as compared to $35.3 million for 1999 and $15.5 million for 1998. The increase in 2000 was primarily due to increased non-accrual loans and net charge-offs. Net charge-offs increased to $149.7 million for 2000 as compared to $30.2 million for 1999 and $17.5 million for 1998. The increase in charge-offs in 2000 primarily resulted from higher net charge-offs at CBC, LPIG and IWF. Net charge-offs at CBC were $88.9 million for 2000 as compared to $17.4 million for 1999 and $67,000 for 1998. Net charge-offs at LPIG were $32.2 million in 2000 compared to $3.9 million in 1999. LPIG did not have any net charge-offs in 1998. Total non-accrual loans increased to $78.5 million at December 31, 2000, as compared to $51.3 million at December 31, 1999 and $39.5 million at December 31, 1998. Total non-accrual loans as a percentage of loans and leases held for investment were 4.32% at December 31, 2000 as compared to 4.73% at December 31, 1999 and 2.92% at December 31, 1998. The increase in CBC's non-accrual loans and charge-offs at December 31, 2000 as compared to December 31, 1999 were the result of prior management's asset workout strategy which resulted in lending additional funds to problem borrowers in an attempt to rehabilitate the borrower. This strategy resulted in significant unsecured overadvances to CBC's borrowers. Additionally, CBC's customers have been negatively impacted by the economic slowdown in the technology and telecommunications industries.

   The following table summarizes certain information regarding our allowance for loan and lease losses, charge-off activity by division and losses on OREO:

                                         Years Ended December 31,
                               ------------------------------------------------
                                 2000       1999      1998      1997     1996
                               ---------  --------  --------  --------  -------
                                              (In thousands)
Beginning balance as of
 January 1,..................  $  31,841  $ 24,880  $ 26,954  $ 19,999  $13,729
Provision for loan and lease
 losses......................    180,975    35,340    15,450    20,975    9,773
Business acquisition and bulk
 loan purchases..............        534     1,846       --        578    4,500
Sale of leases...............        --        --        --       (900)     --
Deconsolidation of ICIFC.....        --        --        --       (687)     --
                               ---------  --------  --------  --------  -------
                                 213,350    62,066    42,404    39,965   28,002
                               ---------  --------  --------  --------  -------
Loans and Leases charged
 off--Core Business Lines:
Multifamily and commercial
 loans.......................       (353)     (857)     (918)   (3,021)  (1,560)
Asset-based and cash stream
 loans.......................    (89,732)  (17,530)     (112)     (295)     --
Loan Participations..........    (32,267)   (3,882)      --        --       --
Mortgage warehouse lines.....    (17,050)   (1,625)      --        --       --
Entertainment loans..........     (1,939)      --        --        --       --
Commercial and industrial
 loans.......................       (810)      --        --        --       --
Leases.......................       (399)   (2,217)   (1,496)   (4,860)  (3,318)
Autolend.....................       (950)      --        --        --       --
                               ---------  --------  --------  --------  -------
                                (143,500)  (26,111)   (2,526)   (8,176)  (4,878)
                               ---------  --------  --------  --------  -------
Loans charged off--Non-Core
 Business:
Franchise loans..............     (3,106)      --        --        --       --
Single family residential....     (5,560)   (2,960)   (4,661)   (2,164)  (2,485)
Consumer loans...............       (580)   (2,611)  (15,487)   (3,933)    (963)
                               ---------  --------  --------  --------  -------
                                  (9,246)   (5,571)  (20,148)   (6,097)  (3,448)
                               ---------  --------  --------  --------  -------
Total Charge-offs............   (152,746)  (31,682)  (22,674)  (14,273)  (8,326)
                               ---------  --------  --------  --------  -------
Recoveries on loans and
 leases previously charged
 off --Core Business:
Multifamily and commercial
 loans.......................        115        55       142        29      --
Asset-based and cash stream
 loans.......................        831       163        45       --       --
Loan participations..........         16       --        --        --       --
Mortgage warehouse lines.....        639       --        --        --       --
Leases.......................        222     1,086     1,721       900      176
                               ---------  --------  --------  --------  -------
                                   1,823     1,304     1,908       929      176
                               ---------  --------  --------  --------  -------
Net charge-offs--Core
 Business Lines..............   (141,677)  (24,807)     (618)   (7,247)  (4,702)
                               ---------  --------  --------  --------  -------
Recoveries on loans
 previously charged off--Non-
 Core Business:
Franchise loans..............         35       --        --        --       --
Single family residential....         98         3     2,401        30      --
Consumer.....................      1,065       150       841       303      147
                               ---------  --------  --------  --------  -------
                                   1,198       153     3,242       333      147
                               ---------  --------  --------  --------  -------
Total recoveries.............      3,021     1,457     5,150     1,262      323
                               ---------  --------  --------  --------  -------
Net charge-offs--Non-core
 business lines..............     (8,048)   (5,418)  (16,906)   (5,764)  (3,301)
                               ---------  --------  --------  --------  -------
Total net-charge-offs........   (149,725)  (30,225)  (17,524)  (13,011)  (8,003)
                               ---------  --------  --------  --------  -------
Balance as of December 31, ..     63,625    31,841    24,880    26,954   19,999
Loan loss allowance at AMN as
 of December 31,.............        --         30       857    11,093      --
                               ---------  --------  --------  --------  -------
Total loan loss allowance....  $  63,625  $ 31,871  $ 25,737  $ 38,047  $19,999
                               =========  ========  ========  ========  =======
OREO losses:
  OREO writedowns (recovery)
   and expenses..............  $     771  $    617  $ (1,498) $  2,074  $ 4,171
  Loss on sale of OREO.......        615       769       597     4,453    2,843
                               ---------  --------  --------  --------  -------
   Total OREO losses
    (gains)..................  $   1,386  $  1,386  $   (901) $  6,527  $ 7,014
                               =========  ========  ========  ========  =======

   The percentage of the allowance for loan and lease losses to non-accrual loans will not remain constant due to the changing nature of our portfolio. We analyze the collateral for each non-performing loan to determine potential loss exposure, and in conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and lease losses. On an ongoing basis, we monitor the loan and lease portfolio and evaluate the adequacy of the allowance for loan and lease losses.

   In determining the adequacy of the allowance for loan and lease losses, we consider such factors as:

  .  historical loss experience

  .  underlying collateral values

  .  evaluations made by bank regulatory authorities

  .  assessment of economic conditions and

  .  other appropriate data to identify the risks in the portfolio.

   Loans and leases that we believe are not collectible are charged to the allowance for loan and lease losses. Recoveries on loans and leases previously charged off are credited to the allowance. Provisions for loan and lease losses are charged to expense and credited to the allowance in amounts we believe are appropriate based upon our evaluation of the known and inherent risks in the loan and lease portfolio. While we believe that the current allowance for loan and lease losses is sufficient, future additions to the allowance may be necessary.

   The allocation of the Company's allowance for loan and lease losses and the percentage of loans and leases by loan type to total gross loans and leases held for investment as of December 31, 2000 and 1999 is as follows:

                                        2000                       1999
                             -------------------------- --------------------------
                                        Percentage of              Percentage of
                                       Loans and Leases           Loans and Leases
                                        to Total Gross             to Total Gross
                                       Loans and Leases           Loans and Leases
                             Allocated     Held for     Allocated     Held for
                             Allowance    Investment    Allowance    Investment
                             --------- ---------------- --------- ----------------
   Loans secured by real
    estate:
     One to four family....   $ 1,287         6.1%       $ 4,034         7.3%
     Multifamily...........     2,252         3.6            228         2.7
     Commercial............       193         1.2            282         1.1
                              -------       -----        -------       -----
                                3,732        10.9          4,544        11.1
   Leases..................        97         0.9            126         0.1
   Consumer and auto
    loans..................        85         0.3            812         0.6
   Franchise loans.........       582         0.7            307         1.4
   Asset-based and cash
    stream loans...........    39,757        63.9         15,018        58.2
   Other commercial loans..    14,557        23.3          9,498        28.6
                              -------       -----        -------       -----
                               55,078        89.1         25,761        88.9
   Unallocated.............     4,815         --           1,536         --
                              -------       -----        -------       -----
                              $63,625       100.0%       $31,841       100.0%
                              =======       =====        =======       =====

   Although the above table allocates the allowance for loan and lease losses by loan types, the total allowance is available to absorb losses on all loans and leases.

   The ratio of the allowance for loan and lease losses to total loans held for investment was 5.36%, 2.50%, and 1.85% at December 31, 2000, 1999, and 1998, respectively. The ratio of the allowance for loan losses to non-accrual loans was 81.02% at December 31, 2000 as compared to 62.18% at December 31, 1999 and 65.11% at December 31, 1999. We evaluate expected losses on non-accrual loans on a loan-by-loan basis and we believe that the allowance is adequate to cover both expected losses on non-accrual loans and inherent losses in the remainder of our loans and leases held for investment portfolio. The percentage of the allowance for loan and lease losses to non-accrual loans does not remain constant due to the changing nature of our loan portfolio. We analyze the collateral for each non-performing loan to determine our potential loss exposure, and in conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and lease losses. On an ongoing basis, we monitor the loan portfolio and evaluate the adequacy of the allowance for loan and lease losses.

 The following table sets forth the amount of non-performing assets attributable to our core lending activities and our Exited Businesses.

                          2000                   1999                   1998                   1997
                  ---------------------- ---------------------- ---------------------- ----------------------
                     Core                   Core                   Core                   Core
                   Lending      Exited    Lending      Exited    Lending      Exited    Lending      Exited
                  Activities  Businesses Activities  Businesses Activities  Businesses Activities  Businesses
                  ----------  ---------- ----------  ---------- ----------  ---------- ----------  ----------
                                                                 (In thousands)
Non-accrual
loans:
IPL.............  $    1,650   $   --    $      237   $    --   $      992   $    --   $      497   $    --
IWF.............       9,404       --         7,757        --        4,141        --          --         --
CBC.............      31,795       --        22,173        --        1,117        --          --         --
IBC.............           7       --            77        --          669        --          981        --
Film and
television
production
loans...........         246       --           --         --          --         --          --         --
LPIG............      26,206       --           --         --          --         --          --         --
One to four
family..........         --      3,564          --      16,926         --      18,576         --      34,447
Consumer loans..         --         85          --         633         --         253         --         250
Auto loans......         --        716          --       1,803         --       5,476         --      28,057
Other
commercial......         --      4,856          656        996         --       8,305         192      6,207
                  ----------   -------   ----------   --------  ----------   --------  ----------   --------
Total non-
accrual loans...      69,308     9,221       30,900     20,358       6,919     32,610       1,670     68,961
                  ----------   -------   ----------   --------  ----------   --------  ----------   --------
OREO:
Acquired film
and television
assets..........       7,752       --         8,161        --          --         --          --         --
IPL.............         --        --           222        --          197        --          465        --
One to four
family..........         --        816          --       3,220         --       7,180         --       8,326
Other
commercial......         --        188          --         771         --       1,307         --       2,114
                  ----------   -------   ----------   --------  ----------   --------  ----------   --------
Total OREO......       7,752     1,004        8,383      3,991         197      8,487         465     10,440
                  ----------   -------   ----------   --------  ----------   --------  ----------   --------
Loans with
modified terms:
One to four
family..........         --        --           --         --          --         --          --         --
Other
commercial......         --        --           --         --          --         --          --         --
                  ----------   -------   ----------   --------  ----------   --------  ----------   --------
Total OREO......         --        --           --         --          --         --          --         --
                  ----------   -------   ----------   --------  ----------   --------  ----------   --------
Repossessed
property:
IBC.............           2       --           643        --          702        --        4,437        --
Auto Lending....         --         82          --         127         --       5,169         --       4,563
                  ----------   -------   ----------   --------  ----------   --------  ----------   --------
Total
repossessed
property........           2        82          643        127         702      5,169       4,437      4,563
                  ----------   -------   ----------   --------  ----------   --------  ----------   --------
Total NPA's.....  $   77,062   $10,307   $   39,926   $ 24,476  $    7,818   $ 46,266  $    6,572   $ 83,964
                  ==========   =======   ==========   ========  ==========   ========  ==========   ========
Total loans,
OREO and
repossessed
property........  $1,479,924   $96,218   $1,431,996   $148,033  $1,310,283   $384,487  $1,023,007   $443,782
Total NPA's as a
percentage of
loans, OREO and
repossessed
property........        5.21%    10.71%        2.79%     16.53%       0.60%     12.03%       0.64%     18.92%
                          1996
                  ----------------------
                     Core
                   Lending     Exited
                  Activities Businesses
                  ---------- -----------
Non-accrual
loans:
IPL.............   $    --   $      --
IWF.............        --          --
CBC.............        --          --
IBC.............        --          --
Film and
television
production
loans...........        --          --
LPIG............        --          --
One to four
family..........        --       44,639
Consumer loans..        --          --
Auto loans......        --          152
Other
commercial......        --        5,318
                  ---------- -----------
Total non-
accrual loans...        --       50,109
                  ---------- -----------
OREO:
Acquired film
and television
assets..........        --          --
IPL.............        --          --
One to four
family..........        --       10,147
Other
commercial......        --        2,067
                  ---------- -----------
Total OREO......        --       12,214
                  ---------- -----------
Loans with
modified terms:
One to four
family..........        --          800
Other
commercial......        --          456
                  ---------- -----------
Total OREO......        --        1,256
                  ---------- -----------
Repossessed
property:
IBC.............        --          --
Auto Lending....        --          --
                  ---------- -----------
Total
repossessed
property........        --          --
                  ---------- -----------
Total NPA's.....   $    --   $   63,579
                  ========== ===========
Total loans,
OREO and
repossessed
property........   $953,809  $1,099,850
Total NPA's as a
percentage of
loans, OREO and
repossessed
property........        N/A        5.78%

 Excludes non-accrual loans held for sale which we carried at the lower of cost or market, includes non-accrual loans and non-performing assets from the discontinued operations of AMN. Our policy is to place all loans 90 days or more past due on non-accrual unless the loan is in the process of collection.

   The following table sets forth the amounts of and changes in non-performing assets attributable to our core lending activities:

                                                                                Other
                           CBC       LPIG      IWF      IPLD      LHO    IBC    Core      Total
                         --------  --------  --------  -------  -------  ----  -------  ---------
December 31, 1999....... $ 22,173  $    --   $  7,757  $   237  $   --   $ 77  $   656  $  30,900
New non-accrual loans...  108,657    62,394    21,089   10,152      660     8    1,778    204,738
Gross charge-offs.......  (89,732)  (32,267)  (17,050)    (353)  (1,939)   --   (2,159)  (143,500)
Reinstatements and
 paydowns...............   (9,303)   (3,921)   (2,392)  (8,386)   1,525   (78)    (275)   (22,830)
                         --------  --------  --------  -------  -------  ----  -------  ---------
December 31, 2000....... $ 31,795  $ 26,206  $  9,404  $ 1,650  $   246  $  7  $   --   $  69,308
                         ========  ========  ========  =======  =======  ====  =======  =========
Number of non-accrual
 loans at December 31,
 2000...................       11         5         9       12        1     1      --          39
Principal balance of
 smallest non-accrual
 loan................... $    487  $    176  $     52  $    33  $   246  $  7  $   --   $       7
Principal balance of
 largest non-accrual
 loan................... $  9,541  $ 11,301  $  1,551  $   432  $   246  $  7  $   --   $  11,301

Asset/Liability Management and Market Risk

 General

   The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or re-price within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or re-pricing within a specific time period and the amount of interest-bearing liabilities maturing or re-pricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of falling interest rates, the net earnings of an institution with a positive gap theoretically may be adversely affected due to its interest-earning assets re-pricing to a greater extent than its interest-bearing liabilities. Conversely, during a period of rising interest rates, theoretically, the net earnings of an institution with a positive gap position may increase as it is able to invest in higher yielding interest-earning assets at a more rapid rate than its interest-bearing liabilities re-price. In addition, a positive gap may not protect an institution with a large portfolio of ARM's from increases in interest rates for extended time periods as such instruments generally have periodic and lifetime interest rate caps. Our ARM's are predominantly tied to LIBOR. Interest rates and the resulting cost of funds increases in a rapidly increasing rate environment could exceed the cap levels on these loan products and negatively impact net interest income.

   We manage portfolio interest rate risk through the marketing and funding of adjustable rate loans, which generally re-price at least semi-annually and are generally indexed to Prime or LIBOR. As a result of this strategy, at December 31, 2000, our total interest-earning assets maturing or re-pricing within one year exceeded our total interest-bearing liabilities maturing or re-pricing in the same time by $287.6 million, representing a positive cumulative gap ratio of 119.0%. We closely monitor our interest rate risk as such risk relates to operational strategies. Our cumulative gap position is at a level satisfactory to management. However, there can be no assurances that we will maintain a positive gap position or that our strategies will not result in a negative gap position in the future. The level of the movement of interest rates, up or down, is an uncertainty and could have a negative impact on the earnings of our company. During the first quarter of 2001, the Federal Reserve lowered interest rates a total of 150bp from year-end levels. Given our gap position at December 31, 2000, this decrease in rates will have a negative impact on our earnings for the year ending December 31, 2001. We believe that our deposit portfolio should reprice in sufficient volumes by the end of the second quarter of 2001 to absorb the majority of the negative impact of this interest rate decrease.

 Total Rate of Return Swaps

   The Company has total rate of return swap contracts for investment purposes with various counter parties, the provisions of which entitle our company to receive the total return on various commercial loans in exchange for a floating payment of one month LIBOR plus a spread. These contracts are off balance sheet instruments.

   As of December 31, 2000, 1999 and 1998, we were party to the LPIG total return swap with a total notional amount outstanding of $65.2 million, $83.6 million and $280.4 million, under which our company was obligated to pay one month LIBOR plus a weighted average spread of 0.88%. The weighted average remaining life of these contracts was 51.2 months, 60.0 months and 31.2 months as of December 31, 2000, 1999 and 1998. For the years ended December 31, 2000, 1999 and 1998, our company recognized income of $2.7 million, $2.9 million and $5.4 million on our total return swaps, respectively. For the years ended December 31, 2000, 1999 and 1998, our company recognized mark to market gains (losses) of ($3.8) million, $197,000 and $171,000 on the LPIG swaps, respectively.

   As a part of the Pacifica Partners I LP collateralized loan obligation ("CLO") fund launched by the Company in August 1998, the Company delivered subordinate bonds of approximately $51.3 million into a total rate of return swap with the Canadian Imperial Bank of Commerce ("CIBC"). The provisions of the swap entitle the Company to receive the total return on the subordinate bonds delivered and pay a floating payment of LIBOR plus a weighted average spread of 0.75% beginning in October 2000, and 1.36% from August 1998 to September 2000. The Company delivered cash and various equity securities to CIBC as collateral for the swap. At December 31, 2000 and 1999, $59.1 million and $38.1 million was outstanding and classified as Trading Securities on our consolidated balance sheet.

 Risk Management and Market Sensitive Instruments

   Interest rate risk is managed within a tight duration band, and credit risk is managed by maintaining diversified sector exposure within the securities and loan portfolios. In connection with our investment and risk management objectives, we also use financial instruments whose market value is at least partially determined by, among other things, levels of or changes in domestic interest rates (short-term or long-term), prepayment rates, equity markets or credit ratings/spreads.

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

   Interest Rate Risk. Assuming immediate increases of 100 and 200 basis points in interest rates the net hypothetical increase in net income and the value of shareholders' equity related to financial and derivative instruments is estimated to be $3.6 million and $14.1 million (after tax), or 9.01% and 35.82%, of total shareholders' equity, respectively, at December 31, 2000. We believe that an interest rate shift of this magnitude represents a moderately advantageous scenario. Assuming immediate decreases of 100 and 200 basis points in interest rates the net hypothetical loss of net income and the value of shareholders' equity related to financial and derivative instruments is estimated to be $16.0 million and $18.1 million (after tax), or 40.5% and 45.8%, of total shareholders' equity, respectively, at December 31, 2000. The Company believes that an interest rate shift of this magnitude represents a moderately adverse scenario. Assuming immediate increases of 100 and 200 basis points in interest rates the net hypothetical increase in net income and the value of shareholders' equity related to financial and derivative instruments is estimated to be $9.0 million and $17.7 million (after tax), or 4.38% and 8.61%, of total shareholders' equity, respectively, at December 31, 2000. We believe that an interest rate shift of this magnitude represents a moderately advantageous scenario. Assuming immediate decreases of 100 and 200 basis points in interest rates the net hypothetical loss in net income and the value of shareholders' equity related to financial and derivative instruments is estimated to be ($9.4) million and ($19.0) million (after tax), or 4.55% and 9.27%, of total shareholders' equity, respectively, at December 31, 2000. The Company believes that an interest rate shift of this magnitude represents a moderately adverse scenario.

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

Re-pricing/Maturity of Interest-Earning Assets and Interest-Bearing
Liabilities

   The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000, which we anticipate to re-price or mature in each of the future time periods shown. The amount of assets and liabilities shown which re-price or mature during a particular period were determined in accordance with the earlier of term to re-pricing or the contractual terms of the asset or liability.

                                                                        More than
                                       More than  More than  More than   3 Years                 Non-
                           3 Months   3 Months to 6 Months   1 Year to    to 5     More than   Interest
                           or Less     6 Months   to 1 Year   3 Years     Years     5 Years    Bearing     Total
                          ----------  ----------- ---------  ---------  ---------  ---------   --------  ----------
                                                        (Dollars in thousands)
Interest-earning assets:
 Cash...................  $      --    $     --   $     --   $     --   $    --    $     --    $ 30,938  $   30,938
 Interest earning
  deposits..............     183,193         --         --         --        --          --         --      183,193
 Trading securities.....     164,050         --         --         --        --          --         --      164,050
 Securities available
  for sale..............      54,468         660      1,187      3,373     1,894       2,102        --       63,684
 FHLB stock.............       4,148         --         --         --        --          --         --        4,148
Loans, net of unearned
 discount and deferred
 loan fees(1)...........   1,124,966     158,309    108,790     55,362    48,682      76,479        --    1,572,588
                          ----------   ---------  ---------  ---------  --------   ---------   --------  ----------
 Total interest-bearing
  assets................   1,530,825     158,969    109,977     58,735    50,576      78,581     30,938   2,018,601
Less:
 Allowance for loan
  losses................         --          --         --         --        --          --     (63,625)    (63,625)
                          ----------   ---------  ---------  ---------  --------   ---------   --------  ----------
 Net interest-earning
  assets................   1,530,825     158,969    109,977     58,735    50,576      78,581    (32,687)  1,954,976
 Non-interest-earning
  assets................         --          --         --         --        --          --     172,601     172,601
                          ----------   ---------  ---------  ---------  --------   ---------   --------  ----------
 Total assets...........  $1,530,825   $ 158,969  $ 109,977  $  58,735  $ 50,576   $  78,581   $139,914  $2,127,577
                          ==========   =========  =========  =========  ========   =========   ========  ==========
Interest-bearing
 liabilities:
 Deposits...............  $  351,833   $ 416,428  $ 636,830  $ 225,996  $  1,617   $     --    $    --   $1,632,704
 FHLB borrowings........      65,000         --         --         --        --          --         --       65,000
 Other borrowings.......      42,118         --         --         --        --       42,000        --       84,118
 Senior Notes...........         --          --         --         --     10,818     165,939        --      176,757
 ROPES..................         --          --         --      42,885       --          --         --       42,885
                          ----------   ---------  ---------  ---------  --------   ---------   --------  ----------
 Total interest-bearing
  liabilities...........  $  458,951   $ 416,428  $ 636,830  $ 268,881  $ 12,435   $ 207,939   $    --    2,001,464
 Non-interest bearing
  liabilities...........         --          --         --         --        --          --      86,671      86,671
 Shareholders' equity...         --          --         --         --        --          --      39,442      39,442
                          ----------   ---------  ---------  ---------  --------   ---------   --------  ----------
 Total liabilities and
  shareholders' equity..  $  458,951   $ 416,428  $ 636,830  $ 268,881  $ 12,435   $ 207,939   $126,113  $2,127,577
                          ==========   =========  =========  =========  ========   =========   ========  ==========
 Interest rate
  sensitivity gap(2)....   1,071,874    (257,459)  (526,853)  (210,146)   38,141    (129,358)   (32,687)    (46,488)
 Cumulative interest
  sensitivity gap.......  $1,071,874   $ 814,415  $ 287,562  $  77,416  $115,557   $ (13,801)  $(46,488)
 Cumulative interest
  sensitivity gap as a %
  of total assets.......       50.38%      38.28%     13.52%      3.64%     5.43%      (0.65)%
 Cumulative net interest
  earning assets as a
  percentage of
  cumulative interest-
  bearing liabilities...      333.55%     193.04%    119.02%    104.35%   106.44%      99.31%                 97.68%

-------
(1) For purposes of the gap analysis, unearned discount and deferred fees are pro rated for loans receivable.

(2) Interest sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

   Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to re-pricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM's, have features which restrict changes in interest rates on a short term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those reflected in the table. Finally, the ability of many borrowers to service their ARM's may decrease in the event of an interest rate increase.

Average Balance Sheet

   The following tables set forth certain information relating to our company for 2000, 1999 and 1998. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The average balance of loans receivable includes loans on which we have discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields.

                                                        Year Ended December 31,
                          -----------------------------------------------------------------------------------
                                     2000                        1999                        1998
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

        ASSETS:
        -------
Interest-earning assets:
 Investments and
  interest-earning
  deposits..............  $  351,032   27,847   7.93% $  295,197 $ 25,520   8.65% $  242,246 $ 28,674  11.84%
 FHLB stock.............       4,964      366   7.37       6,166      321   5.21       5,031      291   5.78
 Loans held for sale
  and investment,
  net(1)................   1,642,193  194,213  11.83   1,572,668  178,229  11.33   1,643,147  200,827  12.22
 Retained interest and
  capitalized excess
  servicing fees
  receivable............      11,010    2,399  21.79      24,926    3,368  13.51      31,956    6,048  18.93
                          ---------- --------  -----  ---------- --------  -----  ---------- -------- ------
   Total interest-
    earning assets......   2,009,199  224,825  11.19   1,898,957  207,438  10.92   1,922,380  235,840  12.27
                          ---------- --------  -----  ---------- --------  -----  ---------- -------- ------
Non interest-earning
 assets.................     243,752                     268,728                     361,593
   Total assets.........  $2,252,951                  $2,167,685                  $2,283,973
                          ==========                  ==========                  ==========

    LIABILITIES AND
  SHAREHOLDERS' EQUITY:
  ----------------------
Interest-bearing
 liabilities:
 Deposits...............  $1,698,566 $107,779   6.35% $1,579,605 $ 86,582   5.48% $1,512,057 $ 87,030   5.76%
 Borrowings from FHLB...      23,462    1,492   6.36       7,590      630   8.30      24,451    1,631   6.67
 Other borrowings.......      59,772    6,872  11.50      69,306    3,920   5.66      69,844    4,150   5.94
 Senior Notes...........     178,620   18,267  10.23     207,706   21,540  10.37     219,837   22,392  10.19
 Company obligated
  mandatorily
  redeemable preferred
  securities of
  subsidiary trust
  holding solely
  debentures of the
  company...............      51,582    5,803  11.25      66,192    7,390  11.16      70,000    7,903  11.29
 Preferred Stock Series
  B.....................         --       --     --       11,539    1,545  13.39         --       --     --
                          ---------- --------  -----  ---------- --------  -----  ---------- -------- ------
 Total interest-bearing
  liabilities...........   2,012,002  140,213   6.97   1,941,938  121,607   6.26   1,896,189  123,106   6.49
                          ----------           -----  ---------- --------  -----  ---------- -------- ------
Non interest-bearing
 liabilities............      75,838                      11,461                      95,122
Shareholders' equity....     165,111                     214,286                     292,662
                          ----------                  ----------                  ----------
 Total liabilities and
  shareholders'
  equity................  $2,252,951                  $2,167,685                  $2,283,973
                          ==========                  ==========                  ==========
Net interest rate
 spread.................             $ 84,612   4.22%            $ 85,831   4.66%            $112,734   5.78%
                                     ========  =====             ========  =====             ======== ======
Net interest margin.....                        4.21%                       4.52%                       5.86%
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities............                       99.86%                      97.79%                     101.38%

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

                                                  Year Ended December 31,
                         ------------------------------------------------------------------------------
                                   2000 Over 1999                          1999 Over 1998
                         -------------------------------------  ---------------------------------------
                         Volume    Rate    Rate/Volume  Total   Volume     Rate    Rate/Volume  Total
                         -------  -------  ----------- -------  -------  --------  ----------- --------
                                                      (In thousands)
Increase/(decrease) in:
  Investments and
   interest-bearing
   deposits............. $ 4,830  $(2,125)   $  (378)  $ 2,327  $ 6,269  $ (7,728)   $(1,695)  $ (3,154)
  FHLB stock............     (63)     133        (25)       45       66       (29)        (7)        30
  Loans held for sale
   and investment, net..   7,877    7,863        244    15,984   (8,613)  (14,624)       639    (22,598)
  Retained interest and
   capitalized excess
   servicing fees
   receivable...........  (1,880)   2,064     (1,153)     (969)  (1,331)   (1,732)       383     (2,680)
                         -------  -------    -------   -------  -------  --------    -------   --------
    Total interest
     income.............  10,764    7,935     (1,312)   17,387   (3,609)  (24,113)      (680)   (28,402)
                         -------  -------    -------   -------  -------  --------    -------   --------

  Deposits..............   6,519   13,743        935    21,197    3,891    (4,234)      (105)      (448)
  FHLB borrowings.......   1,317     (147)      (308)      862   (1,125)      399       (275)    (1,001)
  Other borrowings......    (540)   4,047       (555)    2,952      (32)     (196)        (2)      (230)
  Senior Notes..........  (3,016)    (291)        34    (3,273)  (1,236)      396        (12)      (852)
  ROPES.................  (1,630)      60        (17)   (1,587)    (430)      (91)         8       (513)
  Mandatorily redeemable
   cumulative preferred
   stock................  (1,545)     --         --     (1,545)     --        --       1,545      1,545
                         -------  -------    -------   -------  -------  --------    -------   --------
    Total interest
     expense............   1,105   17,412         89    18,606    1,068    (3,726)     1,159     (1,499)
                         -------  -------    -------   -------  -------  --------    -------   --------
Change in net interest
 income................. $ 9,659  $(9,477)   $(1,401)  $(1,219) $(4,677) $(20,387)   $(1,839)  $(26,903)
                         =======  =======    =======   =======  =======  ========    =======   ========

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset/Liability Management and Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Independent Auditors' Report..............................................  86

Consolidated Balance Sheets...............................................  87

Consolidated Statements of Operations and Comprehensive Income (Loss).....  88

Consolidated Statements of Changes in Shareholders' Equity................  90

Consolidated Statements of Cash Flows.....................................  91

Notes to Consolidated Financial Statements................................  93

   All supplemental schedules are omitted as inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Imperial Credit Industries, Inc.:

   We have audited the accompanying consolidated balance sheets of Imperial Credit Industries, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income
(loss), changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of Imperial Credit Industries, Inc. and subsidiaries' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imperial Credit Industries, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Los Angeles, California
March 30, 2001

                        IMPERIAL CREDIT INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                             December 31,
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------
                        ASSETS
                        ------
Cash...................................................  $   30,938  $   33,898
Interest bearing deposits..............................     183,193     248,182
Investment in Federal Home Loan Bank stock.............       4,148       6,960
Securities held for trading, at market (including
 securities pledged to creditors with the right to sell
 or re-pledge of $39.4 million and $67.0 million,
 respectively).........................................     164,050     160,805
Securities available for sale, at market...............      63,684      74,374
Loans and leases held for sale, net....................     386,469     289,398
Loans and leases held for investment, net of unearned
 income and deferred loan fees.........................   1,186,119   1,264,912
  Less: allowance for loan and lease losses............     (63,625)    (31,841)
                                                         ----------  ----------
Loans and leases held for investment, net..............   1,122,494   1,233,071
Real property..........................................      53,198         --
Retained interest in loan and lease securitizations....       6,330      10,220
Accrued interest receivable............................      15,744       8,272
Premises and equipment, net............................      10,433      13,576
Real estate and other assets owned, net................       8,778      13,055
Goodwill...............................................      32,330      34,961
Other assets...........................................      28,158      37,351
Net assets of discontinued operations..................      17,630      37,492
                                                         ----------  ----------
  Total assets.........................................  $2,127,577  $2,201,615
                                                         ==========  ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Deposits...............................................  $1,632,704  $1,614,758
Borrowings from Federal Home Loan Bank.................      65,000         --
Other borrowings.......................................      84,118      74,309
Company obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 debentures of the company ("ROPES")...................      42,885      61,750
Senior Notes...........................................     176,757     185,185
Accrued interest payable...............................      18,992      18,811
Accrued income taxes payable...........................      20,522      16,101
Minority interest in consolidated subsidiaries.........       1,116       2,684
Goodwill...............................................      23,797         --
Other liabilities......................................      22,244      22,637
                                                         ----------  ----------
  Total liabilities....................................   2,088,135   1,996,235
                                                         ----------  ----------
Shareholders' equity:
Preferred stock, 8,000,000 shares authorized; none
 issued or outstanding.................................         --          --
Common stock, no par value. Authorized 80,000,000
 shares; 32,096,361 and 33,198,661 shares issued and
 outstanding at December 31, 2000 and 1999,
 respectively..........................................      97,668      97,220
(Accumulated deficit) retained earnings................     (64,889)     98,437
Shares held in deferred executive compensation plan....       5,745       7,107
Accumulated other comprehensive income--unrealized gain
 on securities available for sale, net.................         918       2,616
                                                         ----------  ----------
  Total shareholders' equity...........................      39,442     205,380
                                                         ----------  ----------
  Total liabilities and shareholders' equity...........  $2,127,577  $2,201,615
                                                         ==========  ==========

          See accompanying notes to consolidated financial statements.

                        IMPERIAL CREDIT INDUSTRIES, INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
                 (Dollars in thousands, except per share data)

                                                  Years Ended December 31,
                                                 -----------------------------
                                                   2000       1999      1998
                                                 ---------  --------  --------
Interest Income:
 Interest on loans and leases................... $ 194,213  $178,229  $200,827
 Interest on investments........................    28,213    25,841    28,965
 Interest on other finance activities...........     2,399     3,368     6,048
                                                 ---------  --------  --------
   Total interest income........................   224,825   207,438   235,840
Interest Expense:
 Interest on deposits...........................   107,779    86,582    87,030
 Interest on other borrowings...................     8,364     4,550     5,781
 Interest on long term debt.....................    24,070    30,475    30,295
                                                 ---------  --------  --------
   Total interest expense.......................   140,213   121,607   123,106
                                                 ---------  --------  --------
   Net interest income..........................    84,612    85,831   112,734
 Provision for loan and lease losses............   180,975    35,340    15,450
                                                 ---------  --------  --------
   Net interest (expense) income after provision
    for loan and lease losses...................   (96,363)   50,491    97,284
                                                 ---------  --------  --------
Fee and other income:
 Gain on sale of loans and leases...............      (771)    6,480    14,888
 Asset management fees..........................     3,239    10,054     7,591
 Investment banking and brokerage fees..........    21,057    27,198    18,463
 Loan servicing income..........................     5,993     6,885    11,983
 Gain (loss) on sale of securities..............    12,988    32,742      (592)
 Equity in net income of Southern Pacific
  Funding Corporation...........................       --        --     12,739
 Equity in net (loss) income of Franchise
  Mortgage Acceptance Company...................       --        (53)    3,235
 Equity in net income of Imperial Capital
  Group.........................................       479       --        --
 Rental income..................................     8,183       --        --
 Mark to market on securities and loans held
  for sale......................................   (12,810)  (28,641)  (42,388)
 Loss on impairment of equity securities........       --        --   (120,138)
 Other income...................................    12,278    13,894    13,118
                                                 ---------  --------  --------
   Total fee and other income (loss)............    50,636    68,559   (81,101)
                                                 ---------  --------  --------
Noninterest expenses:
 Personnel expense..............................    43,679    50,034    52,003
 Commission expense.............................     6,418    10,307     9,633
 Amortization of servicing rights...............       529     4,223     1,486
 Occupancy expense..............................     5,446     5,658     5,750
 Net expenses (income) of other real estate
  owned.........................................     1,386     1,386      (901)
 Legal and professional services................     8,829     9,894    10,917
 Lawsuit settlements (recoveries)...............     6,942       371       (69)
 Telephone and other communications.............     2,900     3,768     3,692
 Amortization of goodwill.......................     1,431    14,506     2,686
 Provision for loss on repurchase of former
  mortgage banking loans........................       --        --      4,750
 Real property expense..........................     4,192       --        --
 General and administrative expense.............    21,285    26,453    30,889
                                                 ---------  --------  --------
 Noninterest expense............................   103,037   126,600   120,836
 Merger costs...................................     9,397       --        --
                                                 ---------  --------  --------
   Total noninterest expense....................   112,434   126,600   120,836
 Loss from continuing operations before income
  taxes, minority interest and extraordinary
  item..........................................  (158,161)   (7,550) (104,653)
 Income taxes...................................     2,356    (3,074)  (44,064)
 Minority interest in income (loss) of
  consolidated subsidiaries.....................     1,125     1,474    (1,464)
                                                 ---------  --------  --------
 Loss from continuing operations before
  extraordinary item............................  (161,642)   (5,950)  (59,125)
 Operating loss from discontinued operations of
  AMN (net of $4.2 million, $557,000 and
  $2.1 million of income taxes in 2000, 1999
  and 1998, respectively).......................    (5,218)     (899)   (3,232)
 Loss on disposal of AMN including provision of
  $3.7 million for operating losses during
  phase-out period (net of $6.6 million of
  income taxes).................................       --        --    (11,276)
                                                 ---------  --------  --------
 Loss before extraordinary item.................  (166,860)   (6,849)  (73,633)
 Extraordinary item--gain on early
  extinguishment of debt, net of income taxes...     3,534     4,021       --
                                                 ---------  --------  --------
   Net loss..................................... $(163,326) $ (2,828) $(73,633)
                                                 ---------  --------  --------
Other comprehensive (loss) income:
 Unrealized (losses) gains on securities
  available for sale............................    (3,147)    7,890    (5,333)
 Reclassification adjustment for losses (gains)
  included in noninterest income................       320    (1,492)      (53)
 Income taxes...................................    (1,129)    2,596    (2,274)
                                                 ---------  --------  --------
   Other comprehensive (loss) income............    (1,698)    3,802    (3,112)
                                                 ---------  --------  --------
   Comprehensive (loss) income.................. $(165,024) $    974  $(76,745)
                                                 =========  ========  ========

          See accompanying notes to consolidated financial statements.

                        IMPERIAL CREDIT INDUSTRIES, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    COMPREHENSIVE INCOME (LOSS)--(Continued)
                 (Dollars in thousands, except per share data)

                                                        Years Ended December
                                                                31,
                                                        ----------------------
                                                         2000    1999    1998
                                                        ------  ------  ------
Basic loss per share:
  Loss from continuing operations before extraordinary
   item................................................ $(4.96) $(0.17) $(1.55)
  Loss from discontinued operations, net of income
   taxes...............................................  (0.16)  (0.02)  (0.08)
  Loss on disposal of AMN, net of income taxes.........    --      --    (0.30)
  Extraordinary item--gain on early extinguishment of
   debt, net of income taxes...........................   0.11    0.11     --
                                                        ------  ------  ------
  Net basic loss per common share...................... $(5.01) $(0.08) $(1.93)
                                                        ======  ======  ======
Diluted loss per share:
  Loss from continuing operations before extraordinary
   item................................................ $(4.96) $(0.17) $(1.55)
  Loss from discontinued operations, net of income
   taxes...............................................  (0.16)  (0.02)  (0.08)
  Loss on disposal of AMN, net of income taxes.........    --      --    (0.30)
  Extraordinary item--gain on early extinguishment of
   debt, net of income taxes...........................   0.11    0.11     --
                                                        ------  ------  ------
  Net diluted loss per common share.................... $(5.01) $(0.08) $(1.93)
                                                        ======  ======  ======


          See accompanying notes to consolidated financial statements.

                        IMPERIAL CREDIT INDUSTRIES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                  Retained   Shares   Accumulated
                            Common                Earnings    Held       Other         Total
                            Shares     Common   (Accumulated in DEC  Comprehensive Shareholders'
                          Outstanding  Stock      Deficit)    Plan   Income (Loss)    Equity
                          ----------- --------  ------------ ------  ------------- -------------
                                                     (In thousands)
Balance, December 31,
 1997...................    38,791    $147,109   $ 174,898   $  --      $ 1,926      $ 323,933
Exercise of stock
 options................       244       1,037         --       --          --           1,037
Stock held in deferred
 compensation plan......       --       (3,833)        --     3,833         --             --
Issuance of common stock
 for Imperial Credit
 Lender Services, Inc.
 acquisition............       236       5,000         --       --          --           5,000
Unrealized depreciation
 on securities available
 for sale, net..........       --          --          --       --       (3,112)        (3,112)
Tax benefit from
 exercise of stock
 options................       --        4,601         --       --          --           4,601
Repurchase and
 retirement of stock and
 warrants...............    (2,485)    (24,305)        --       --          --         (24,305)
Net loss, 1998..........       --          --      (73,633)     --          --         (73,633)
                            ------    --------   ---------   ------     -------      ---------
Balance, December 31,
 1998...................    36,786    $129,609   $ 101,265   $3,833     $(1,186)     $ 233,521
Exercise of stock
 options................        95         249         --       --          --             249
Stock held in deferred
 compensation plan......       --       (3,274)        --     3,274         --             --
Unrealized gain on
 securities available
 for sale, net..........       --          --          --       --        3,802          3,802
Tax benefit from
 exercise of stock
 options................       --           96         --       --          --              96
Repurchase and
 retirement of stock and
 warrants...............    (3,682)    (29,460)        --       --          --         (29,460)
Net loss, 1999..........       --          --       (2,828)     --          --          (2,828)
                            ------    --------   ---------   ------     -------      ---------
Balance, December 31,
 1999...................    33,199    $ 97,220   $  98,437   $7,107     $ 2,616      $ 205,380
Exercise of stock
 options................        20          43         --       --          --              43
Stock held in deferred
 compensation plan......       --        1,362         --    (1,362)        --             --
Unrealized loss on
 securities available
 for sale, net..........       --          --          --       --       (1,698)        (1,698)
Tax benefit from
 exercise of stock
 options................       --           23         --       --          --              23
Issuance of warrants in
 legal settlement.......       --        3,082         --       --          --           3,082
Repurchase and
 retirement of stock....    (1,123)     (4,062)        --       --          --          (4,062)
Net loss, 2000..........       --          --     (163,326)     --          --        (163,326)
                            ------    --------   ---------   ------     -------      ---------
Balance, December 31,
 2000...................    32,096    $ 97,668   $ (64,889)  $5,745     $   918      $  39,442
                            ======    ========   =========   ======     =======      =========

          See accompanying notes to consolidated financial statements.

                        IMPERIAL CREDIT INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years Ended December 31,
                                               -------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  ---------
                                                      (In thousands)
Cash flows from operating activities:
  Loss from continuing operations............. $(161,642) $  (5,950) $ (59,125)
  Adjustments to reconcile loss from
   continuing operations to net cash provided
   by (used in) operating activities:
    Cash used in discontinued operations......       --      (2,513)    (1,824)
    Provision for loan and lease losses.......   180,975     35,340     15,450
    Loss on impairment of equity securities...       --         --     120,138
    Mark to market on securities and loans
     held for sale............................    12,810     28,641     42,388
    Provision for loss on repurchase of former
     mortgage banking loans...................       --         --       4,750
    Depreciation..............................     4,749      4,394      3,714
    Amortization of goodwill..................     1,431     14,506      2,686
    Amortization of servicing rights..........       529      4,223      1,486
    Accretion of discount.....................    (5,765)    (3,368)    (6,048)
    Loss (gain) on sale of loans and leases...       771     (6,480)   (14,888)
    (Gain) loss on sale of securities.........   (12,988)   (32,742)       592
    Equity in net earnings of SPFC............       --         --     (12,739)
    Equity in net loss (income) of FMC........       --          53     (3,235)
    Equity in net income of ICG...............      (479)       --         --
    Loss on sale of OREO......................       131        769        597
    Writedowns (recovery) on other real estate
     owned....................................       943        287     (2,075)
    Provision (benefit) for deferred income
     taxes....................................     3,690     38,408    (55,540)
    Originations of loans held for sale.......  (310,792)  (466,000)  (660,000)
    Sales and collections on loans held for
     sale.....................................   228,002    540,672    673,426
    Sales and collections of real property....    23,404        --         --
    Purchase of trading securities............   (97,387)   (71,997)  (146,187)
    Sales and collections of trading
     securities...............................    81,951    100,469    113,819
    Net change in retained interest...........     4,520        --         --
    Issuance of warrants......................     3,082        --         --
    Other, net................................     9,815    (27,090)   (54,520)
                                               ---------  ---------  ---------
Net cash (used in) provided by operating
 activities...................................   (32,250)   151,622    (37,135)
                                               ---------  ---------  ---------
Cash flows from investing activities:
  Net decrease (increase) in interest bearing
   deposits...................................    65,447   (246,767)   102,323
  Proceeds from sale of other real estate
   owned......................................     6,616     10,351     13,743
  Purchase of securities available for sale...   (50,000)   (26,757)   (17,551)
  Sales and collections of securities
   available for sale.........................    33,386      4,875      8,818
  Net change in loans held for investment.....   (64,845)   (27,241)  (276,629)
  Purchases of premises and equipment.........    (3,298)    (7,767)    (7,833)
  Proceeds from sale of securities............    22,495    100,558        867
  Net cash received in ICCMIC acquisition.....    11,524        --         --
  Purchases of Federal Home Loan Bank stock...       --      (1,983)       --
  Redemption of stock in Federal Home Loan
   Bank.......................................     3,179        --       1,280
  Cash utilized for acquisitions..............    (2,822)    (8,132)       --
                                               ---------  ---------  ---------
Net cash provided by (used in) investing
 activities...................................    21,682   (202,863)  (174,982)
                                               ---------  ---------  ---------

                                  (Continued)

                        IMPERIAL CREDIT INDUSTRIES, INC.

                                                  Years Ended December 31,
                                                 -----------------------------
                                                   2000      1999       1998
                                                 --------  ---------  --------
                                                       (In thousands)
Cash flows from financing activities:
  Net increase (decrease) in deposits........... $ 17,946  $ (99,494) $555,306
  Advances from Federal Home Loan Bank..........   95,000     30,000    44,500
  Repayments of advances from Federal Home Loan
   Bank.........................................  (30,000)   (50,000)  (69,500)
  Net decrease in other borrowings..............  (50,830)   (27,961)  (42,571)
  Proceeds from issuance of mandatorily
   redeemable cumulative preferred stock........      --      30,000       --
  Repurchase and retirement of mandatorily
   redeemable cumulative preferred stock........      --     (31,353)      --
  Repurchase of Company obligated mandatorily
   redeemable preferred securities of subsidiary
   trust holding solely debentures of the
   company ("ROPES")............................  (15,060)    (6,628)      --
  Repurchase and retirement of common stock and
   warrants.....................................   (4,062)   (29,460)  (24,305)
  Repurchase of Senior Notes....................   (6,498)   (27,453)      --
  Net change in minority interest...............    1,069       (533)       43
  Proceeds from exercise of stock options.......       43        249     1,037
                                                 --------  ---------  --------
Net cash provided by (used in) financing
 activities.....................................    7,608   (212,633)  464,510
                                                 --------  ---------  --------
Net change in cash..............................   (2,960)  (263,874)  252,393
Cash at beginning of year.......................   33,898    297,772    45,379
                                                 --------  ---------  --------
Cash at end of year............................. $ 30,938  $  33,898  $297,772
                                                 ========  =========  ========


          See accompanying notes to consolidated financial statements.

                       IMPERIAL CREDIT INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 2000, 1999 and 1998

1. Organization

   Imperial Credit Industries, Inc., is a diversified commercial lending, financial services, and investment banking company that was incorporated in 1991 in the State of California. The consolidated financial statements include Imperial Credit Industries, Inc. ("ICII"), and its wholly or majority owned consolidated subsidiaries (collectively, the "Company"). The wholly-owned subsidiaries include but are not limited to Southern Pacific Bank ("SPB" or the "Bank"), Imperial Business Credit Inc. ("IBC"), Imperial Credit Lender Services, Inc. ("ICLS") formerly Statewide Documentation, Inc., and Imperial Credit Asset Management, Inc. ("ICAM"). We own approximately 38.5% of Imperial Capital Group, LLC ("ICG"), which had been a majority-owned consolidated subsidiary up until the end of third quarter 2000. Prior to November 1, 1999, we held a significant equity interest in a publicly traded company--Franchise Mortgage Acceptance Company ("FMC") (See "Franchise Mortgage Acceptance Company"). During 2000, we acquired 100% of the common stock of Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC"). Through October 22, 1999, a wholly owned subsidiary of ours, Imperial Credit Commercial Asset Management Corp. ("ICCAMC"), managed the assets and operations of ICCMIC. All material inter-company balances and transactions with consolidated subsidiaries have been eliminated.

2. Operating Activities

 General Business Activities

   In 1995, the Company began to diversify away from the conforming residential mortgage lending business, the Company's traditional focus, and into other select lending businesses. The Company expanded several existing businesses and commenced several new businesses, including commercial mortgage banking, business lending and consumer lending. The Company's loans and leases by operating segments consist primarily of the following: commercial mortgage loans, income producing property loans and business lending--equipment leasing, asset-based and cash stream lending, film and television production loans, and participations in syndicated commercial loans. The Company solicits loans and leases from brokers on a wholesale and portfolio basis and originates loans directly with borrowers. The majority of the Company's loans and leases are funded by FDIC insured deposits at SPB.

 Coast Business Credit

   Coast Business Credit ("CBC"), a division of SPB, was acquired from Coast Federal Bank in 1995. CBC is the asset-based and cash stream lending division of our principal subsidiary SPB, that makes revolving lines of credit and term loans available to growth companies in manufacturing, distribution, technology, service, telecommunications and retail industries. CBC is headquartered in Los Angeles, California, and conducts its lending throughout the United States. At December 31, 2000 CBC had total commitments of $1.4 billion and gross loans outstanding of $752.9 million, respectively. At December 31, 1999 CBC had total commitments of $1.4 billion and gross loans outstanding of $748.1 million, respectively.

 Imperial Warehouse Finance, Inc.

   In October 1997, the Company's wholly-owned subsidiary, SPB, acquired substantially all of the assets of PrinCap Mortgage Warehouse, Inc. and PrinCap Mortgage Backed, L.P. (collectively, "PrinCap") and contributed such assets to a subsidiary. The acquisition was accounted for as a purchase, and the purchase price of $123.7 million was allocated to the net assets acquired based on their fair value resulting in goodwill of $6.8 million. In 1999, PrinCap changed its name to Imperial Warehouse Finance, Inc. ("IWF"). IWF's primary provides nationwide short-term repurchase lines of credit to Mortgage Lenders ("Sellers"), who are in search of a reliable Warehouse Lender. IWF's repurchase lines of credit provide Sellers with the ability to do same day closings and sell such residential mortgage loans in the secondary market.

                       IMPERIAL CREDIT INDUSTRIES, INC.

   At December 31, 2000 IWF had total commitments and gross loans outstanding of $154.9 million and $50.6 million, respectively. At December 31, 1999 IWF had total commitments and gross loans outstanding of $300.4 million and $78.1 million, respectively.

 Loan Participation and Investment Group

   The Loan Participation and Investment Group ("LPIG") was formed by SPB in September 1995. This Group invested in and purchased senior secured debt of other companies (referred to as a "participations") in the secondary market. We stopped originating any new commitments for LPIG in the third quarter of 1999 since we believe that the capital that is currently being deployed at SPB to support LPIG's business could be more profitably used in other core businesses. As such, we anticipate that the current outstanding balance of LPIG's loans will decrease over time as this portfolio runs-off. At December 31, 2000, LPIG had total commitments and gross outstanding loans of $289.1 million and $123.5 million, respectively, as compared to $459.5 million and $217.0 million, respectively at December 31, 1999.

 The Lewis Horwitz Organization

   On October 1, 1999, we purchased from Imperial Bank substantially all of the assets and assumed certain liabilities of The Lewis Horwitz Organization ("LHO"). The acquisition was accounted for as a purchase, and the purchase price of $31.5 million was allocated to the net assets acquired based on their fair values resulting in goodwill of $17.3 million.

   LHO lends to independent producers of film and television, many of which are located in California. LHO, however, has borrowing clients based all over the world. Independent producers tend to be those producers that do not have major studio distribution outlets for their product. Large film and television studios generally maintain their own distribution outlets and finance their projects with internally generated financing. In addition to funding production loans against a number of distribution contracts, LHO has pioneered a conservative valuation of selected unsold rights to cover a portion of the production budget (gap). At December 31, 2000, LHO had total commitments and gross outstanding loans of $101.4 million and $83.7 million, respectively, as compared to $23.1 million and $15.8 million, respectively at December 31, 1999.

 Imperial Business Credit, Inc.

   Imperial Business Credit, Inc. ("IBC") is a wholly owned subsidiary located in San Diego, California. The focus of IBC's lease activities had historically been equipment lease financing to small and medium-sized businesses. During the first quarter of 2000, defaults on leases originated through IBC's broker and small-ticket lease programs continued at a high level. It was determined that IBC could not make the returns necessary to continue in business as an originator of new leases and the origination offices were closed or sold.

   IBC is continuing as a lease portfolio servicing entity by servicing its existing portfolio and a new portfolio originated by Southern Pacific BanCapital ("SPBC"), an affiliated company. IBC, SPB and SPBC are parties to a master servicing agreement that enumerates the responsibilities and obligations of IBC in servicing the leases originated by SPBC. In general, SPBC originates leases that are funded by SPB and IBC is contracted as the servicer. The servicer duties include: generation of invoices, tax compliance, cash application, accounting, reporting and collection activity. In exchange for services performed, IBC receives a fee of 0.40% per annum based on the gross receivables of the lease portfolio being serviced for SPBC and 1.15% per annum for the leases previously funded through IBC's securitization facility. In addition, IBC is generally entitled to receive all late fees and other miscellaneous fees related to the entire serviced portfolio.

   IBC's lease originations were $30.9 million and $125.2 million, and it securitized and sold $43.6 million and $132.4 million during the years ended December 31, 2000, and 1999, respectively. At December 31, 2000 and 1999, IBC serviced a total of $170.8 million and $243.5 million of leases, respectively.

                       IMPERIAL CREDIT INDUSTRIES, INC.

 Income Property Lending Division

   The Income Property Lending Division ("IPL") of SPB was formed in February 1994 to expand our apartment and commercial property lending business. As of December 31, 2000, it had 6 loan origination offices in California, Illinois, Utah and Florida. At December 31, 2000 and 1999, IPL's gross loans outstanding were $364.2 million and $254.1 million, respectively. For the year ended December 31, 2000 and 1999, IPL originated $235.9 million and $339.7 million of loans, respectively.

 Imperial Credit Lender Services, Inc.

   In July 1998, ICII acquired the assets of Imperial Credit Lender Services, Inc. ("ICLS") formerly Statewide Documentation, Inc., for a purchase price of $5.0 million worth of ICII common stock. ICLS initially began its operations in 1981. Its primary business is providing loan documentation preparation and loan closing services nationwide. Additionally, ICLS provides national notary and recording services. During 2000, we wrote off $4.1 million of goodwill attributable to ICLS, and in February of 2001, the Company disposed of ICLS for its remaining net book value.

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

 Imperial Credit Commercial Asset Management Corp.

   In October 1997, Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC") completed its initial public offering and sold approximately 34.5 million shares of common stock at $15.00 per share resulting in net proceeds of approximately $481.2 million. The Company purchased 2,970,000 shares of ICCMIC common stock in the offering and an additional 100,000 shares in December 1997 for a total of $43.0 million. In 1999, we sold 500,000 shares of ICCMIC common stock at $10.88 per common share, generating net proceeds of $5.4 million, resulting in a gain on sale of securities totaling $562,000. As of December 31, 1999, the Company owned 9.0% of the common stock of ICCMIC. ICCAMC, a wholly-owned subsidiary, managed the day to day operations ICCMIC through October 22, 1999, an investment trust which invested primarily in performing multifamily and commercial real estate loans and mortgage-backed securities. For the year ended December 31, 1999, ICCAMC earned $5.9 million and $6.3 million, respectively, in gross management fees from ICCMIC. In addition, the Company has received cash dividends of $3.1 million and $3.6 million during the years ended December 31, 1999 and 1998, respectively. During the third quarter of 1998 the market value of the Company's equity holdings in ICCMIC declined substantially to $9.75 per common share as compared to the Company's book value of $13.98 per common share. In the third quarter of 1998, we recorded an impairment charge of $13.0 million due to the other-than-temporary decline in the value of our ICCMIC stock.

   On March 28, 2000, we completed the acquisition of ICCMIC. We paid ICCMIC's stockholders (other than the 2,570,000 shares already owned by ICII) approximately $11.57 per share in cash. The total purchase price paid by the company was approximately $300.1 million. The Company's basis in shares of ICCMIC common stock owned prior to the merger was $25.1 million. The total cost basis of $325.2 million, combined with other estimated costs of the acquisition of $19.7 million, bring the total purchase price to $344.9 million. In addition to the costs of acquisition, the Company incurred total severance and incentive costs of approximately $9.4 million. We acquired gross assets at ICCMIC of $443.7 million and assumed liabilities of $69.6 million. The merger was accounted for as a purchase and resulted in the generation of negative goodwill of $29.2 million.

                       IMPERIAL CREDIT INDUSTRIES, INC.

The negative goodwill generated by the acquisition is not subject to income taxes and increased the Company's tangible book value by $0.74 per share at December 31, 2000. The company is accreting the negative goodwill into income over five years.

 Imperial Capital Group, LLC

   In 1996, the Company acquired a 1% interest in Dabney/Resnick/Imperial LLC ("DRI"), an investment banking firm located in Beverly Hills, California and purchased a warrant to acquire an additional 48% ownership. During the fourth quarter of 1997, the Company formed a new subsidiary, ICG, which includes a registered broker/dealer and an asset management company offering individual and corporate investors a wide range of financial products and services. During the year ended December 31, 2000 and 1999, ICG raised $337.6 million and $137.3 million for corporate clients through private placement debt and equity offerings generating investment banking and brokerage fees of $30.0 million and $27.2 million, respectively. During the fourth quarter of 2000, the Company reduced its ownership percentage in ICG from 63.2% to 38.5% through the sale of a part of its equity interest directly to ICG and to certain management members of ICG. The Company generated gross proceeds from the sale of $2.7 million, and received $885,000 in cash and $1.8 million in the form of a short-term note. The Company's investment in and income from ICG is accounted for by the equity method of accounting beginning with the quarter ended December 31, 2000.

 Franchise Mortgage Acceptance Company

   On March 11, 1999, FMC and Bay View Capital Corporation ("Bay View") announced that they had executed a definitive merger agreement providing for the merger of FMC with Bay View. This agreement included selling our 38.3% ownership in FMC to Bay View. In accordance with the terms of the definitive agreement, Bay View acquired all of the common stock of FMC. Each share of FMC common stock was converted into, at the election of the holder, either $9.80 in cash, or .5444 shares of Bay View's common stock. On November 1, 1999, the merger between FMC and Bay View was completed. We received $27.7 million in cash and 4.4 million shares of Bay View common stock from the sale and exchange of our 38.3% interest in FMC. On November 5, 1999, we announced the sale of 4,342,451 shares of our Bay View common stock. As a result of these transactions, we received approximately $86.3 million in total cash proceeds and recorded a gain on sale of $30.1 million.

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

3. Summary of Significant Accounting Policies

 Basis of Presentation

   The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Significant balance sheet items which could be materially affected by such estimates include:

                       IMPERIAL CREDIT INDUSTRIES, INC.

the allowance for loan and lease losses, securities held for sale or available for sale, the deferred tax asset and the carrying value of the Company's trading securities, securitization related assets and loans held for sale. Actual results could differ significantly from management's estimates. Prior years' consolidated financial statements have been reclassified to conform to the 2000 presentation. The deconsolidation of ICG in the fourth quarter of 2000 affects the comparability of financial statements between periods.

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

 Loans and Leases Held for Investment

   Loans and leases held for investment are recorded at the contractual amounts owed by borrowers adjusted for unamortized discounts, premiums, unearned income, undisbursed funds, deferred loan fees and the allowance for loan and lease losses. Interest income is recorded on the accrual basis in accordance with the terms of receivables, except that interest accruals are discontinued when the payment of principal or interest is 90 or more days past due or when repayment of principal and interest in full is doubtful. In general, payments received on non-accrual loans are applied to the principal outstanding until the loan is restored to accrual status.

   A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan or (iii) the fair value of the collateral. If the recorded investment of the loan exceeds the measure of impairment, a valuation allowance is recorded in the amount of the excess. For all loans secured by real estate, the Company measures impairment by utilizing the fair value of the collateral; for other loans, discounted cash flows are used to measure impairment. The Company's income recognition policies for impaired loans are consistent with those on non-accrual loans. All loans designated as impaired are either placed on non-accrual status or are designated as restructured. Payments received on impaired loans are applied to the principal outstanding until the loan is returned to accrual status.

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

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

 Retained Interest in Loan and Lease Securitizations

   Securitization interests retained by the Company as a result of securitization transactions are held as either available for sale or trading. The Company may create retained interests in loan and lease securitizations as a result of the sale of loans and leases into securitization trusts. Loan and lease securitizations have specific credit enhancement requirements in the form of over collateralization which must be met before the Company receives cash flows due. As the securitized assets generate excess cash flows, they are initially used to pay down the balance of the pass-through certificates until such time as the ratio of securitized assets to pass-through certificates reaches the over collateralization requirement specified in each securitization.

   This over collateralization amount is carried on the balance sheet as retained interest in loan and lease securitizations. After the over collateralization requirement and the other requirements specified in the pooling and servicing agreement have been met, the Company begins to receive the cash flows from any subordinated bonds or residual interests retained on a monthly basis. Retained interest in loan and lease securitizations is classified as a trading asset. To the extent that the future performance results are less than the Company's initial performance estimates, the Company's retained interest in loan and lease securitizations will be written down through a charge to operations. Accretion of income under the interest method on retained interest in securitizations is included in the caption "Interest on other finance activities" in the accompanying consolidated statements of operations and comprehensive income (loss). In determining the estimated fair values of the retained interest in loan and lease securitizations, the Company estimates the cash flows received by the Company after being released by the respective trust and discounts such cash flows at interest rates determined by management to be rates market participants would use in similar circumstances.

                       IMPERIAL CREDIT INDUSTRIES, INC.

 Loan and Lease Sales and Related Gain or Loss

   Loans and leases are sold through either securitizations with servicing retained by the Company or whole loan sales. Securitizations typically require credit enhancements in the form of cash reserves or over collateralization that are reflected as retained interest in loan and lease securitizations on the consolidated balance sheet. Sales are recognized when the transaction settles, the risks and rewards of ownership are determined to have been passed to the purchaser and consideration, other than beneficial interests in the assets sold, is received.

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

   Origination fees on loans held for investment, net of direct costs related to the origination of the loans, are deferred and amortized over the contractual lives of the related loans using the interest method. When a loan is classified as a non-accrual loan, the related net deferred origination fees are no longer accreted to income.

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

 Real Estate and Other Assets Owned

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

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

 Goodwill

   Goodwill is amortized on a straight-line basis over its estimated useful life of 15 years. Negative goodwill is amortized over 5 years. Goodwill is reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the asset. Impairment is measured by discounting operating income of the related entity at an appropriate discount rate. Impairment charges of $11.3 million in 1999 and $4.1 million in 2000 related to goodwill at IBC and ICLS, respectively are classified as amortization of goodwill. At December 31, 2000 and 1999, Goodwill is presented net of accumulated amortization of $23.3 million and $21.9 million, respectively.

 Debt Issue Costs

   Capitalized debt issue costs are included in Other Assets and are amortized to interest expense over the life of the related debt using the interest method.

 Total Rate of Return Swaps

   During 2000, 1999 and 1998, we entered into total rate of return swap contracts for investment purposes with various counter parties, the provisions of which entitle our company to receive the total return on various commercial loans in exchange for a floating payment of one month LIBOR plus a spread. These contracts are off balance sheet instruments. The deposits on these instruments along with the mark-to-market balances are classified as trading securities and are carried at estimated fair value.

   As of December 31, 2000, 1999 and 1998, we were party to total rate of return swap contracts with a total notional amount of $65.2 million, $83.6 million and $280.4 million, respectively, under which our company was obligated to pay one month LIBOR plus a weighted average spread of 0.88%. The weighted average remaining life of these contracts was 51.2 months, 60.0 months and 31.2 months as of December 31, 2000, 1999 and 1998. For the years ended December 31, 2000 and 1999, we recognized $2.7 million and $2.9 million in interest income on these total return swaps and ($3.8) million and $197,000 in net mark-to-market gains or (losses), respectively. The cash flows from these swaps are generated by investments in nationally syndicated bank loans which have experienced high default rates in the year ended December 31, 2000. Additionally, credits in the swaps are subject to market price risk, and as such could result in significant gains or losses to our company.

   We invested in the subordinated and equity interests of Pacifica Partners I through a total return swap. The provisions of the swap entitle the Company to receive the total return on the subordinate bonds delivered and pay a floating payment of LIBOR plus a weighted average spread of 0.075% as of December 31, 2000. The recoverability of this asset is dependent upon the future cash flows from Pacifica Partners I. These cash flows come from investments in nationally syndicated bank loans and high yield bonds which have experienced high default rates in the year ended December 31, 2000. At December 31, 2000 and 1999, $59.1 million and $38.2 million was outstanding and classified as Trading Securities on the consolidated balance sheet.

                       IMPERIAL CREDIT INDUSTRIES, INC.

   The Company's cash collateral held by the counter parties is included in trading securities. Net income or expense on these contracts is included in interest income, and the contracts are carried at their estimated fair values.

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

 Loss Per Share

   Loss per share for 2000, 1999 and 1998 was calculated using the weighted average number of shares outstanding for the respective year end periods. The following table reconciles the number of shares used in the computations of basic and diluted loss per share for the years ended December 31:

                                                  2000       1999       1998
                                               ---------- ---------- ----------
   Weighted-average common shares outstanding
    during the year used to compute basic and
    diluted loss per share...................  32,573,119 34,517,165 38,228,325

 Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities", which amends SFAS No. 133. This statement is expected to primarily impact the Company's investments in total return swaps. See Footnote 3. "Summary of Significant Accounting Policies--Total Rate of Return Swaps." On January 1, 2001, the Company implemented this statement without a material impact on the Company.

                       IMPERIAL CREDIT INDUSTRIES, INC.

   In September 2000, the FASB issued SFAS no. 140, "Accounting for transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS
140). SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of financial-components approach that focuses on control. SFAS No. 140 requires a debtor to (a) reclassify financial assets pledged as collateral and report those assets in its statement of financial condition separately from those assets not so encumbered if the secured party has the right by contract or custom to sell or repledge the collateral and (b) disclose assets pledged as collateral that have been reclassified and separately reported in the statement of financial condition. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitizations and collateral for fiscal years ending after December 15, 2000. Disclosures about securitizations and collateral accepted need not be reported for periods on or before December 15, 2000, for which financial statements are presented for comparative purposes. Adoption is not expected to have a material impact on the Company.

4. Bank Regulatory Matters

   Southern Pacific Bank (the "Bank") is subject to federal and state regulation and periodic examinations by the DFI and the FDIC. The Bank's ability to pay dividends is subject to prior approval of the FDIC and the DFI, as more fully explained below.

 California Regulations

   The Bank is subject to the general limitations on the payment of dividends applicable to corporations under the California Corporations Code. The California Financial Code authorizes the Commissioner of the DFI to set capital requirements for industrial banks. Failure to meet minimum capital requirements of the DFI can lead to certain restrictions similar to those described below, including imposition of a receivership or conservatorship.

 FDIC Regulations

   The Bank also is subject to capital requirements set by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by the FDIC that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under risk-based capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the FDIC with respect to components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, set forth in the table below, of total risk-based capital, risk-based tier-1 capital to risk-weighted assets and risk-based tier-1 capital to average assets.

   The prompt corrective action regulations of the FDIC define specific capital categories based on a bank's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Banks such as SPB categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with the primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the bank either by its primary regulator or by the FDIC, including requirements to raise additional capital, sell assets, or sell the entire bank. Once a bank becomes "critically undercapitalized" it must generally be placed in receivership or conservatorship within 90 days.

                       IMPERIAL CREDIT INDUSTRIES, INC.

   To be considered "adequately capitalized," a bank must generally have a leverage ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, and a total risk-based capital ratio of at least 8%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less.

   At December 31, 2000, the Bank was "undercapitalized" according to the FDIC's regulatory framework. The following table sets forth the capital categories and the Bank's ratios as of December 31, 2000:

                              Risk-based Capital         Risk-based
       Capital Category              Ratio          Tier I Capital Ratio  FDIC Leverage Ratio
       ----------------      ---------------------  --------------------  --------------------
   Well capitalized........  (greater than or =)10% (greater than or =)6% (greater than or =)5%
   Adequately capitalized..   (greater than or =)8% (greater than or =)4% (greater than or =)4%
   Undercapitalized........                    < 8%                  < 4%                  < 4%
   Significantly
    undercapitalized.......                    < 6%                  < 3%                  < 3%
                             ---------------------  --------------------  --------------------
   Southern Pacific Bank,
    at December 31, 2000...                   6.59%                 3.54%                 3.46%
                             =====================  ====================  ====================

   The Bank's actual capital amounts and ratios are summarized as follows:

                                            At December 31, 2000
                                ----------------------------------------------
                                                  Adequately         Well
                                                 Capitalized     Capitalized
                                    Actual       requirement     requirement
                                --------------  --------------  --------------
                                 Amount  Ratio   Amount  Ratio   Amount  Ratio
                                -------- -----  -------- -----  -------- -----
                                           (Dollars in thousands)
   Risk-based Capital.......... $121,833  6.59% $149,474 8.00%  $186,842 10.00%
   Risk-based Tier 1 Capital... $ 65,497  3.54% $ 74,737 4.00%  $112,105  6.00%
   FDIC Leverage Ratio......... $ 65,497  3.46% $ 75,802 4.00%  $ 94,752  5.00%

                                            At December 31, 1999
                                ----------------------------------------------
                                                  Adequately         Well
                                                 Capitalized     Capitalized
                                    Actual       requirement     requirement
                                --------------  --------------  --------------
                                 Amount  Ratio   Amount  Ratio   Amount  Ratio
                                -------- -----  -------- -----  -------- -----
                                           (Dollars in thousands)
   Risk-based Capital.......... $219,278 10.67% $164,445 8.00%  $205,557 10.00%
   Risk-based Tier 1 Capital... $160,018  7.78% $ 82,223 4.00%  $123,334  6.00%
   FDIC Leverage Ratio......... $160,018  8.94% $ 71,610 4.00%  $ 89,512  5.00%

 Regulatory Actions

   The Bank, in December 2000, consented to the issuance by the FDIC of an order (the "FDIC Order") to cease and desist from what the FDIC alleges to be certain unsafe and unsound practices relating to the Bank's operations. The Bank also has consented to the DFI's similar, though not identical, order (the "DFI Order" and together with the FDIC Order, the "Orders"). The Bank has not admitted or denied the claimed basis of the FDIC or DFI for the Orders, but intends to comply fully with their respective requirements.

   The Orders set forth certain requirements with which the Bank must comply, including the following:

  . The Bank is required to have and maintain qualified management, including a chief executive officer and other persons experienced in lending, collection and improving asset quality and earnings. Further, during the effectiveness of the Orders the Bank must obtain the prior approval of the FDIC and DFI to the appointment of any new director or senior executive officer for the Bank, and the DFI has the right to determine whether present members of the Bank's management are acceptable.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  . Under the FDIC Order, the Bank must increase its equity capital by $19 million by March 31, 2001, and by an additional $20 million in stages through December 31, 2001. The Bank must also attain a total risk based capital ratio of 10.50% and a Tier 1 capital ratio of 8.00% by March 31, 2001 and must increase those ratios, in stages through December 31, 2001, to 12.00% and 9.00%, respectively. Under the DFI Order, the Bank is required by March 31, 2001 to increase its adjusted tangible shareholder's equity by $29 million and by an additional $15 million through June 30, 2001. Also, by March 31, 2001, the Bank must attain an adjusted tangible shareholder's equity of at least 7.00% of its adjusted tangible total assets, and must increase this ratio by 0.50% each quarter to 8.50% at December 31, 2001. The DFI Order would limit the maximum amount of the Bank's deferred tax assets that may be included in the adjusted tangible shareholder's equity calculation to the lesser of (x) the amount of deferred tax assets that are dependent upon future taxable income expected to be received within one year or (y) 10% of adjusted tangible shareholder's equity existing before any disallowed deferred tax assets. The Bank was not in compliance with this requirement at March 31, 2001.

  . The required increases in capital may be accomplished through capital contributions by ICII to the Bank, the sale of common stock or noncumulative perpetual preferred stock of the Bank, the exchange of Bank debt held by ICII for such preferred stock, or any other means acceptable to the FDIC and the DFI. The Bank must adopt and implement a capital plan acceptable to the FDIC and the DFI to achieve and maintain these capital requirements.

  . Within 10 days of the effective dates of the Orders, the Bank must eliminate all assets that were classified as "Loss" and one-half the assets classified "Doubtful" as of March 31, 2000, or as of June 26, 2000 under the FDIC Order, and reduce by March 31, 2001 its assets that were classified as "Substandard" or "Doubtful", as of June 26, 2000 to not more than $90 million. The Bank has already satisfied the requirements of March 31, 2001 by charging off or collecting certain of those assets. The Bank also must reduce by June 30, 2001 and September 30, 2001 its assets that were classified "Substandard" or "Doubtful" as of June 26, 2000 to not more than $70,000,000 and $50,000,000, respectively.

  . Under the FDIC Order, the Bank may not extend additional credit to any borrower that has a loan or other credit from the Bank that has been charged off or classified "Loss" or "Doubtful", in whole or part, and is uncollected. With certain exceptions, the Bank is restricted from extending additional credit to any borrower with a Bank loan or other credit that has been charged off or classified "Substandard", in whole or part, and is uncollected.

  . The Bank must revise, adopt and implement policies acceptable to the FDIC and the DFI regarding its lending and loan review procedures, transactions with insiders and affiliates, and its requirements for reporting lending practices and other strategies to the Bank's chief executive officer. The Bank's Board must also review the adequacy of the Bank's allowances for loan and lease losses and adopt a policy for regularly determining the adequacy of such allowances.

  . The Bank must develop and adopt a detailed business plan acceptable to the FDIC and the DFI to control overhead and other expenses and restore the Bank to a sound condition.

  . The Bank must provide quarterly progress reports to the FDIC and DFI regarding its actions to comply with the Orders.

  . The Bank may not pay any cash dividends, make any other shareholder distributions or pay bonuses to its executive officers without the prior approval of its regulators, nor may it engage in any new lines of business without the prior approval of the FDIC and the DFI.

                       IMPERIAL CREDIT INDUSTRIES, INC.

   The Bank and ICII already have taken a number of actions that are intended to enable the Bank to comply with the requirements of the Orders. However, these actions may not succeed in enabling the Bank to comply with such requirements and the Bank's ability to comply may be subject to events outside the control of the Bank and ICII, such as capital market trends and general economic conditions. The actions undertaken include:

  . ICII exchanged $9.0 million of SPB's subordinated debt and contributed
    $5.0 million in cash in exchange for 50,000 shares of the Bank's Series A noncumulative perpetual preferred stock.

  . ICII and the Bank have developed a capital plan intended to achieve the FDIC and DFI capital requirements by selling certain non-core assets of the Bank and ICII, reducing the assets of the Bank, exchanging additional Bank subordinated debt held by ICII for noncumulative perpetual preferred stock of the Bank, and the making by ICII of additional capital contributions to the Bank.

  . In order to assist SPB in meeting the requirements of the Orders with the FDIC and the DFI, ICII has retained financial advisors to evaluate capital raising alternatives that may be available to ICII and the Bank, and to assist in the implementation of the Bank's capital plan.

  . The Bank has made changes in its management to address the requirements of the Orders and contemplates further changes as required, including the employment of additional experienced credit administration personnel.

  . The Bank has adopted and implemented new policies and procedures in its lending, credit administration and lending review areas.

  . The Bank has developed detailed business plans which address marketing, asset diversification, credit administration, management oversight, non-accrual and classified assets and operating efficiencies among other items.

   ICII and the Bank are in the process of revising their capital plan that was submitted to the FDIC and the DFI. Such capital plan has not yet been approved by the FDIC and the DFI. The plan indicates that the Bank will not meet any of the above cited capital ratio targets at the indicated dates. However, the preliminary revised plan does indicate that the Bank's capital ratios at December 31, 2001, will qualify it to be categorized as "well capitalized" at that time. At this time, the financial impact, if any, of regulatory actions that may result from the failure of the Bank to meet the minimum capital requirements of the orders cannot be determined. Although such capital infusions and conversions caused the Bank's capital ratios to be above those required by statute to be considered "adequately capitalized," the Bank does not meet the capital ratio targets specified by the Orders. An additional approximately $38 million would have had to be contributed to cause the Bank to meet the capital ratio targets specified by the Orders at March 31, 2001. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   Achievement of the capital plan depends on future events and circumstances, the outcome of which cannot be assured. Nevertheless, management believes, at this time, that the Bank will meet all the provisions of the preliminary revised capital plan and that the Bank will qualify to be classified as "well capitalized" at December 31, 2001. The preliminary revised capital plan includes the following elements determined by management to be necessary to meet the regulatory capital requirements cited above:

  . Cash capital contributions by ICII;

  . Conversion of Bank subordinated debt owned by ICII into preferred stock;

  . Restoration of a portion of the Bank's deferred tax asset as allowed by regulations;

  . Reductions in problem assets and related loan loss provisions; and

  . Return to profitable operations.

                       IMPERIAL CREDIT INDUSTRIES, INC.

   On March 30, 2001, SPB's parent company ICII contributed $21.2 million in cash, all of which was in the form of Tier 1 capital. Additionally, ICII converted $22.0 million of SPB's subordinated debt into non cumulative perpetual preferred stock of SPB. These capital infusions and conversions, in addition to earnings at SPB subsequent to December 31, 2000 (unaudited), restored SPB's capital to amounts above the "adequately capitalized" minimums of 4% and 8%, respectively, as defined by banking regulations. Each regulatory agency has available various remedies, including enforcement actions and sanctions. Among other sanctions, if the Bank is unable to meet its regulatory capital requirements, or is determined to have other serious regulatory or supervisory problems, the FDIC and/or the DFI could place the Bank in conservatorship or receivership.

5. Investment in FHLB Stock

   As a member of the FHLB system, the Company's wholly owned subsidiary, SPB, is required to maintain an investment in the capital stock of the FHLB in an amount at least equal to the greater of either 1% of residential mortgage assets or 5% of outstanding borrowings (advances). FHLB stock and loans are pledged to secure FHLB advances. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2000 and 1999 of $4.1 million and $7.0 million, respectively. FHLB stock is recorded at historical cost.

6. Trading Securities

   The following table provides a summary of trading securities as of December 31, 2000 and 1999:

                                                                2000     1999
                                                              -------- --------
                                                               (In thousands)
   U.S. Treasury Securities.................................. $ 39,438 $ 66,997
   FLRT 1996-A interest-only securities......................    3,971    6,349
   SPTL 1997 C-1 interest-only securities....................    4,457    3,351
   SPTL 1996 C-1 subordinate bonds...........................   11,995      --
   SPTL 1996 C-1 interest-only securities....................    1,591    2,279
   IBC 1997-2 B-1 and C-1 securities.........................    8,978   12,201
   Mortgage-backed securities................................      489    2,214
   Investment in total return swap--Pacifica Partners I LP...   59,129   38,151
   Collateral for total return swap--syndicated loans........   33,667   18,750
   Other.....................................................      335   10,513
                                                              -------- --------
                                                              $164,050 $160,805
                                                              ======== ========

   Gross unrealized gains and losses on trading securities included in income were $3.8 million and ($12.9) million; $14.6 million and $1.9 million; and $0 and $13.6 million for the years ended December 31, 2000, 1999 and 1998 respectively. The Company also recorded write-downs of retained interests of $1.8 million, $15.0 million and $4.4 million during the years ended December 31, 2000, 1999 and 1998, respectively.

   During the first quarter of 2001, the Company sold one of the FLRT 1996-A securities, all of the SPTL 1996 C-1 subordinate bonds, and all of the SPTL 1996 C-1 interest-only securities at prices approximating book value.

                       IMPERIAL CREDIT INDUSTRIES, INC.

7. Securities Available for Sale

   The following table provides a summary of securities available for sale with a comparison of amortized cost and fair values as of December 31, 2000 and 1999:

                                                  Gross      Gross
                                      Amortized Unrealized Unrealized  Fair
           December 31, 2000            Cost      Gains      Losses    Value
           -----------------          --------- ---------- ---------- -------
                                                  (In thousands)
   Cambria Investment Partnership
    leveraged bank debt..............  $ 5,507    $  862    $   --    $ 6,369
   On Stage Entertainment common
    stock............................      715       730        --      1,445
   On Stage Entertainment warrants...      200       122        --        322
   Avalon total return fund..........      362       --         --        362
   GNMA II MBS.......................    1,561         5        --      1,566
   FNMA MBS..........................    5,945       --         (69)    5,876
   GNMA I MBS........................    4,317       --         (31)    4,286
   GNMA REMIC MBS....................   42,160       --        (102)   42,058
   Other.............................    1,400       --         --      1,400
                                       -------    ------    -------   -------
                                       $62,167    $1,719    $  (202)  $63,684
                                       =======    ======    =======   =======

                                                  Gross      Gross
                                      Amortized Unrealized Unrealized  Fair
           December 31, 1999            Cost      Gains      Losses    Value
           -----------------          --------- ---------- ---------- -------
                                                  (In thousands)
   ICCMIC common stock...............  $25,058    $4,176    $   --    $29,234
   Cambria Investment Partnership
    leveraged bank debt..............   10,000     1,581        --     11,581
   Preferred Stock--Auction Finance
    Group............................    6,500       --         --      6,500
   Avalon total return fund..........    2,164       --        (834)    1,330
   Residential mortgage-backed
    securities.......................   13,407        83       (662)   12,828
   IBC 1997-2 Class A-2 securities...   12,000       --         --     12,000
   Other.............................      901       --         --        901
                                       -------    ------    -------   -------
                                       $70,030    $5,840    $(1,496)  $74,374
                                       =======    ======    =======   =======

   Gross realized gains and (losses) on the sale of available for sale securities were $507,000 and ($827,000) $100,000 and ($1.6) million and $0 and
($592,000) for the years ended December 31, 2000, 1999 and 1998, respectively.

8. Loans and Leases Held for Sale

   Loans and leases held for sale, at the lower of cost or market, consisted of the following at December 31, 2000 and 1999:

                                                                2000     1999
                                                              -------- --------
                                                               (In thousands)
   Loans secured by real estate:
     One to four family...................................... $  5,184 $ 10,095
     Multifamily and commercial..............................  376,116  252,944
                                                              -------- --------
                                                               381,300  263,039
   Installment loans.........................................    5,169   14,058
   Leases....................................................      --    12,301
                                                              -------- --------
                                                              $386,469 $289,398
                                                              ======== ========

                       IMPERIAL CREDIT INDUSTRIES, INC.

   At December 31, 2000 and 1999, loans held for sale were net of a $512,000 and $500,000 lower of cost or market valuation allowance, respectively. Non-accrual loans are presented in the table above at the lower of cost or market value.

9. Loans and Leases Held for Investment, net

   Loans and leases held for investment consisted of the following at December 31, 2000 and 1999:

                                                            2000        1999
                                                         ----------  ----------
                                                            (In thousands)
   Loans secured by real estate:
     One to four family................................. $   72,502  $   93,914
     Multifamily........................................     42,695      35,249
     Commercial.........................................     14,025      14,022
                                                         ----------  ----------
                                                            129,222     143,185
   Leases...............................................     10,431       1,125
   Consumer and auto loans..............................      3,480       7,072
   Franchise loans......................................      8,797      18,277
   Asset-based and cash stream loans....................    752,883     748,122
   Loan participations..................................    123,471     216,961
   Mortgage warehouse lines.............................     50,639      78,068
   Film and television productions loans................     83,688      15,824
   Commercial loans.....................................     18,223      48,853
                                                         ----------  ----------
                                                          1,180,834   1,277,487
   Loans in process.....................................     11,860      (5,472)
   Unamortized premium..................................      1,341       1,389
   Deferred loan fees...................................     (7,916)     (8,492)
                                                         ----------  ----------
                                                          1,186,119   1,264,912
   Allowance for loan and lease losses..................    (63,625)    (31,841)
                                                         ----------  ----------
                                                         $1,122,494  $1,233,071
                                                         ==========  ==========

   The Company's loans and leases held for investment are primarily comprised of first and second lien mortgages secured by residential and income producing real property in California, leases secured by equipment, Asset-based and cash stream loans to middle market companies mainly in California participations in nationally syndicated commercial loans in addition to entertainment loans. As a result, the loan portfolio has a high concentration in the same geographic region. Although the Company has a diversified portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economy of California. The Company's film and television production loans may carry inherent currency risks to the degree that underlying distribution contracts are denominated in foreign currency. The Company may enter into foreign currency hedge contracts to minimize these risks. At December 31, 2000, the Company did not have any loans secured by distribution rights denominated in a foreign currency.

                        IMPERIAL CREDIT INDUSTRIES, INC.

   Activity in the allowance for loan and lease losses was as follows:

                                                    For the Years Ended
                                                       December 31,
                                                -----------------------------
                                                  2000       1999      1998
                                                ---------  --------  --------
                                                  (Dollars in thousands)
Beginning balance as of January 1.............. $  31,841  $ 24,880  $ 26,954
Provision for loan and lease losses............   180,975    35,340    15,450
Business acquisitions..........................       534     1,846       --
                                                ---------  --------  --------
                                                  213,350    62,066    42,404
                                                ---------  --------  --------
Loans and Leases charged off--Core Business
 Lines:
Multifamily and commercial loans...............      (353)     (857)     (918)
Asset-based and cash stream loans..............   (89,732)  (17,530)     (112)
Loan participations............................   (32,267)   (3,882)      --
Mortgage warehouse lines.......................   (17,050)   (1,625)      --
Entertainment loans............................    (1,939)      --        --
Commercial and industrial loans................      (810)      --        --
Leases.........................................      (399)   (2,217)   (1,496)
Autolend.......................................      (950)      --        --
                                                ---------  --------  --------
                                                 (143,500)  (26,111)   (2,526)
                                                ---------  --------  --------
Loans charged off--Non-Core Business:
Franchise loans................................    (3,106)      --        --
Single family residential......................    (5,560)   (2,960)   (4,661)
Consumer loans.................................      (580)   (2,611)  (15,487)
                                                ---------  --------  --------
                                                   (9,246)   (5,571)  (20,148)
                                                ---------  --------  --------
Total Charge-offs..............................  (152,746)  (31,682)  (22,674)
                                                ---------  --------  --------
Recoveries on loans and leases previously
 charged off--Core Business:
Multifamily and commercial loans...............       115        55       142
Asset-based and cash stream loans..............       831       163        45
Loan participations............................        16       --        --
Mortgage warehouse lines.......................       639       --        --
Leases.........................................       222     1,086     1,721
                                                ---------  --------  --------
                                                    1,823     1,304     1,908
                                                ---------  --------  --------
Net charge-offs--Core Business Lines...........  (141,677)  (24,807)     (618)
                                                ---------  --------  --------
Recoveries on loans previously charged off--
 Non-Core Business:
Franchise loans................................        35       --        --
Single family residential......................        98         3     2,401
Consumer.......................................     1,065       150       841
                                                ---------  --------  --------
                                                    1,198       153     3,242
                                                ---------  --------  --------
Total recoveries...............................     3,021     1,457     5,150
                                                ---------  --------  --------
Net charge-offs--Non-core business lines.......    (8,048)   (5,418)  (16,906)
                                                ---------  --------  --------
Total net charge-offs..........................  (149,725)  (30,225)  (17,524)
                                                ---------  --------  --------
Balance as of December 31......................    63,625    31,841    24,880
Allowance for loan and lease losses at AMN as
 of December 31................................       --         30       857
                                                ---------  --------  --------
                                                $  63,625  $ 31,871  $ 25,737
                                                =========  ========  ========

                       IMPERIAL CREDIT INDUSTRIES, INC.

   As of December 31, 2000, 1999 and 1998, non-accrual and impaired loans totaled $78.5 million, $59.4 million, and $39.5 million, respectively. Interest income foregone on non-accrual loans was $9.0 million, $4.4 million, and $2.2 million, for the years ended December 31, 2000, 1999 and 1998, respectively.

   At December 31, 2000 and 1999, impaired loans and the related allowance for loan and lease losses were as follows:

                                          2000                          1999
                             ------------------------------ -----------------------------
                                                                       Specific
                                         Specific                      Allowance
                              Recorded  Allowance  Carrying  Recorded     for    Carrying
                             Investment for Losses  Value   Investment  Losses    Value
                             ---------- ---------- -------- ---------- --------- --------
                                                    (In thousands)
   Continuing operations...   $77,813    $(30,169) $47,644   $57,823    $(5,278) $52,545
   Discontinued operations
    of AMN.................       716         --       716     1,596        --     1,596
                              -------    --------  -------   -------    -------  -------
     Total impaired loans..   $78,529    $(30,169) $48,360   $59,419    $(5,278) $54,141
                              =======    ========  =======   =======    =======  =======

   Impaired loans averaged $87.4 million, $57.5 million and $27.3 million during 2000, 1999 and 1998, respectively.

10. Retained Interests

   The changes in retained interests in loan and lease securitizations are as follows:

                                                               Year Ended
                                                              December 31,
                                                            -----------------
                                                             2000      1999
                                                            -------  --------
                                                             (In thousands)
   Beginning Balance....................................... $10,220  $ 27,011
   Retained interest received in loan and lease
    securitizations........................................   3,688     4,036
   Cash distributions received from trust..................  (2,730)   (8,993)
   Sales of retained interest..............................  (1,790)   (1,797)
   Accretion...............................................   1,611     5,009
   Mark to market adjustments..............................  (4,669)  (15,046)
                                                            -------  --------
   Ending balance.......................................... $ 6,330  $ 10,220
                                                            =======  ========

   Key economic assumptions used in measuring the fair value of retained interest at the date of securitization are as follows:

                                                                     Year Ended
                                                                      December
                                                                        31,
                                                                     -----------
                                                                     2000  1999
                                                                     ----  -----
                                                                        (In
                                                                     thousands)
   Prepayment speed (annual rate)................................... 5.0%  4%-8%
   Weighted-average life (in years)................................. 3.8    3.8
   Expected gross credit losses (annual)............................ 9.0%  5%-8%
   Retained interest discounted at (per annum)......................  15%   15%

                       IMPERIAL CREDIT INDUSTRIES, INC.

   Key economic assumptions used in measuring retained interest are as follow:

                                                         Year Ended December 31,
                                                         -----------------------
                                                            2000        1999
                                                         ----------- -----------
                                                             (In thousands)
   Prepayment speed (annual rate)....................... 5.0%-35.0%  4.0%-40.0%
   Weighted-average life (in years).....................   2.4-4.2     2.8-6.8
   Expected gross credit losses (annual)................ 1.0%-13.0%  0.05%-9.0%
   Retained interest discounted at (per annum).......... 15.0%-28.0% 15.0%-28.0%

   At December 31, 2000, the sensitivity of the current fair value of retained interest to immediate 10 percent and 20 percent adverse changes to assumptions are as follows:

   Balance sheet carrying value of retained interest...................  $6,330

   Prepayment speed assumptions
   Impact on fair value of 10% adverse change..........................    (132)
   Impact on fair value of 20% adverse change..........................    (269)

   Expected credit losses
   Impact on fair value of 10% adverse change..........................    (941)
   Impact on fair value of 20% adverse change..........................  (1,868)

   Residual cash flows discount rate
   Impact on fair value of 10% adverse change..........................    (265)
   Impact on fair value of 20% adverse change..........................    (514)

   The sensitivities noted above are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another which might magnify or counteract the sensitivities.

   The following table presents retained interest by securitization, delinquencies and current period net credit loss for the year ended December 31, 2000 (in thousands):

                                              Net     Delinquent Credit losses
                               Principal  receivables    over       net of
   Securitized portfolio      securitized outstanding  90 days    recoveries
   ---------------------      ----------- ----------- ---------- -------------
   IBC 1997-2................  $520,983    $160,316     $2,442      $10,731
   Prudential 1994-6.........    45,501       4,281        655          449
                               --------    --------     ------      -------
   Total securitized
    portfolio................  $566,484    $164,597     $3,097      $11,180
                               ========    ========     ======      =======

                       IMPERIAL CREDIT INDUSTRIES, INC.

11. Servicing Rights

   Changes in servicing rights were as follows:

                                                         Year Ended December
                                                                 31,
                                                        -----------------------
                                                        2000    1999     1998
                                                        -----  -------  -------
                                                           (In thousands)
   Beginning Balance................................... $ 802  $ 4,329  $ 4,731
   Additions...........................................   327    1,061    1,084
   Sales of servicing rights...........................   --      (365)     --
   Amortization........................................  (529)  (4,223)  (1,486)
                                                        -----  -------  -------
   Ending balance...................................... $ 600  $   802  $ 4,329
                                                        =====  =======  =======

   The balance of servicing rights is recorded in other assets on the consolidated balance sheet. The servicing portfolio associated with servicing rights at December 31, 2000 and 1999 was $103.0 million and $106.0 million, respectively.

12. Premises and Equipment, net

   Premises and equipment consisted of the following at December 31, 2000 and 1999:

                                                               2000      1999
                                                             --------  --------
                                                              (In thousands)
   Premises and equipment................................... $ 16,202  $ 18,146
   Leasehold improvements...................................    5,296     5,863
                                                             --------  --------
                                                               21,498    24,009
   Less accumulated depreciation and amortization...........  (11,065)  (10,433)
                                                             --------  --------
                                                             $ 10,433  $ 13,576
                                                             ========  ========

13. Discontinued Operations

   Auto Marketing Network ("AMN")

   As of July 31, 1998 (measurement date), management determined to cease operations at Auto Marketing Network, Inc. Accordingly, a disposal plan was formulated, whereby daily operations of AMN were terminated in two months.

   Losses from AMN's discontinued operations, net of tax, were as follows:

                                                         Disposition      Period from
                             Year Ended   Year Ended     Period from    January 1, 1998
                            December 31, December 31, August 1, 1998 to   to July 31,
                                2000         1999     December 31, 1998      1998
                            ------------ ------------ ----------------- ---------------
                                                  (In thousands)
   Loss from discontinued
    operations.............    $5,218        $899          $   --           $3,232
   Loss on disposal of
    AMN....................       --          --            11,276             --
                               ------        ----          -------          ------
   Net loss from
    discontinued
    operations.............    $5,218        $899          $11,276          $3,232
                               ======        ====          =======          ======

   For 2000, AMN incurred losses of $5.2 million primarily as a result of valuation reserves for income taxes, legal expenses and mark-to-market adjustments on AMN securities. During 1999, AMN incurred additional

                       IMPERIAL CREDIT INDUSTRIES, INC.

operating losses of $899,000, net of income taxes, primarily related to legal expenses and mark-to-market adjustments on AMN securities. The loss on disposal of AMN in 1998 included charges (net of taxes) for the following items: $5.6 million for securities and retained interest valuation, $1.2 million for the disposition of furniture and equipment, $5.6 million for estimated future servicing obligations to a third party servicer, $1.3 million in liquidation allowances for non-accrual loans and repossessed autos, $2.1 million in severance pay, occupancy and general and administrative expenses. The charges in 1998 were partially offset by the estimated net interest income on loans and securities for the next year (disposition period) of $4.5 million.

   The net assets of AMN's discontinued operations were as follows:

                                                                At December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                (In thousands)
   Loans held for sale......................................... $ 2,310 $ 5,207
   Securities held for sale....................................     --    8,685
   Retained interests..........................................  14,002  12,436
   Income tax asset............................................     --    8,971
   Other net assets............................................   1,318   2,193
                                                                ------- -------
                                                                $17,630 $37,492
                                                                ======= =======

   Total non-accrual AMN loans were $716,000 and $1.6 million as of December 31, 2000 and 1999, respectively.

14. Business Segments

   Business segment financial information is reported on the basis that is used internally by management in making decisions related to resource allocation and segment performance. The company's reportable segments are operated and managed as strategic business units and are organized based on products and services. Business units operated at different locations are aggregated for reporting purposes when their products and services are similar. The Company's operations are divided into eleven business segments as follows:

   1.  Coast Business Credit                       6. Income Property Lending Division
   2.  Imperial Warehouse Finance, Inc. (formerly  7. Asset Management Activities
       PrinCap Mortgage Warehouse, Inc.)           8. Imperial Capital Group, LLC
   3.  Loan Participation and Investment Group     9. Other Core Operations
   4.  The Lewis Horwitz Organization             10. Equity Interests
   5.  Imperial Business Credit, Inc.             11. De-emphasized/Discontinued/Exited Businesses

   For a description of our business segments, see Footnote 2. "Operating Activities."

                       IMPERIAL CREDIT INDUSTRIES, INC.

  The following represents the operating results and selected financial data by major business segments for 2000,1999 and 1998:

                                                                      At or for the Year Ended December 31, 2000
                                          ---------------------------------------------------------------------------------------
                                              Loan
                                          Participation              Imperial   Income              Imperial
                   Coast      Imperial         and       The Lewis   Business  Property    Asset    Capital
                  Business    Warehouse    Investment     Horwitz    Credit,   Lending   Management  Group,  Other Core  Equity
                   Credit   Finance, Inc.     Group     Organization   Inc.    Division  Activities   LLC    Operations Interests
                  --------  ------------- ------------- ------------ --------  --------  ---------- -------- ---------- ---------
                                                                                 (Dollars in thousands)
Total loans,
net.............  $707,488    $ 61,935      $112,197      $ 81,284   $    89   $374,423   $    30   $   --    $ 62,515    $ --
Total assets....   851,337      92,480       169,092       120,480    29,954    440,893       477       --     333,833      --
Total deposits..   743,666      85,602       158,428        94,515       --     386,339       --        --       6,592      --
Interest
income..........   113,937       6,105        18,589        11,843     2,819     37,639         1        85     13,960      --
Interest
expense.........    53,619       5,306        13,011         6,736       512     25,524       --        424     24,543      --
Provision for
loan and lease
losses..........   113,533      18,920        39,291           558        80      2,209       --        --         263      --
External
revenue.........   (43,515)    (17,878)      (40,293)        4,705     3,865     12,406     3,243    20,927       (789)     479
Inter-company
revenue.........       --          --            --            --         20        --        --        --         343      --
Inter-company
expense.........       --          --            --            --        --         --        235       --         --       --
Mark to market
on securities
and loans held
for sale........      (801)        (70)       (3,960)          (92)   (5,037)      (422)      --        --      (1,771)     --
Equity in net
income of ICG...       --          --            --            --        --         --        --        --         --       479
Total revenue...   (43,515)    (17,878)      (40,293)        4,705     3,885     12,406     3,008    20,927       (446)     479
Depreciation....     2,111         445           112           135       199        493       479       251        712      --
Amortization of
goodwill........     1,113         453           --            924       --         --        --         71        --       --
Amortization of
servicing
rights..........       --          --            --            --        529        --        --        --         --       --
Income taxes....       745      (4,586)       (6,824)          645     1,517      2,480    (2,510)      --      11,787     (399)
Net income
(loss) from
continuing
operations......  $(72,094)   $(17,706)     $(35,070)     $    104   $(5,727)  $  1,582   $(6,994)  $ 2,775   $(27,089)   $ 878
                       De-
                   emphasized/
                  Discontinued/
                     Exited
                   Businesses   Eliminations Consolidated
                  ------------- ------------ ------------
Total loans,
net.............    $151,002     $ (42,000)   $1,508,963
Total assets....     261,607      (172,576)    2,127,577
Total deposits..     157,562           --      1,632,704
Interest
income..........      26,156        (6,309)      224,825
Interest
expense.........      16,847        (6,309)      140,213
Provision for
loan and lease
losses..........       6,121           --        180,975
External
revenue.........      11,123           --        (45,727)
Inter-company
revenue.........         --            --            363
Inter-company
expense.........         128           --            363
Mark to market
on securities
and loans held
for sale........        (657)          --        (12,810)
Equity in net
income of ICG...         --            --            479
Total revenue...      10,995           --        (45,727)
Depreciation....         508           --          5,445
Amortization of
goodwill........      (1,130)          --          1,431
Amortization of
servicing
rights..........         --            --            529
Income taxes....        (499)          --          2,356
Net income
(loss) from
continuing
operations......    $ (1,298)    $  (1,003)   $ (161,642)

                       IMPERIAL CREDIT INDUSTRIES, INC.

                                                                 At or for the Year Ended December 31, 1999
                                     ---------------------------------------------------------------------------------------
                                         Loan
                           Imperial  Participation              Imperial   Income             Imperial
                   Coast   Warehouse      and       The Lewis   Business  Property   Asset    Capital
                  Business Finance,   Investment     Horwitz    Credit,   Lending  Management  Group,   Other Core  Equity
                   Credit    Inc.        Group     Organization   Inc.    Division Activities   LLC     Operations Interests
                  -------- --------- ------------- ------------ --------  -------- ---------- --------  ---------- ---------
                                                                                   (In thousands)
Total loans,
net.............  $726,066 $ 78,396    $211,292      $13,034    $ 12,649  $252,492   $  --    $   --     $ 49,778   $   --
Total assets....   876,219  105,680     272,444       36,103      28,440   299,842     (832)   14,245     568,370       --
Total deposits..   767,242   93,255     238,025       15,881         --    273,449      --        --      (11,341)      --
Interest
income..........    92,318   11,976      22,547        2,278       4,162    22,625        7       (82)     19,837       --
Interest
expense.........    38,308    7,883      14,188        1,286       1,814    13,419      --        437      30,829       --
Provision
(recovery) for
loan and lease
losses..........    24,724    1,190       6,982          351        (350)      142      --        --          --        --
External
revenue.........    37,479    4,421       3,409          768       1,322    12,026   10,011    26,729       2,866    30,038
Inter-company
revenue.........       --       --          --           --          --        --       --        --          288       --
Inter-company
expense.........       --       --          --           --        1,284       --       262       --          --        --
Mark to market
on securities
and loans held
for sale........       189       43         268          --      (11,901)       62      (38)      --       11,016       --
Equity in net
loss of FMC.....       --       --          --           --          --        --       --        --          --        (53)
Total revenue...    37,479    4,421       3,409          768          37    12,026    9,748    26,729       3,155    30,038
Depreciation....     1,579       84          80            7         263       304      300       452         595       --
Amortization of
goodwill........     1,113      453         --           200      12,279       --       --         87         --        --
Amortization of
servicing
rights..........       --       --          --           --          259       --       --        --          --        --
Income taxes....     5,289      718         815            3      (8,858)    1,326       (2)      628      (1,661)   12,015
Net income
(loss) from
continuing
operations......  $  7,933 $  1,078    $  1,222      $     4    $(13,286) $  1,990   $   (3)  $   942    $ (3,874)  $18,023
                       De-
                   emphasized/
                  Discontinued/
                     Exited
                   Businesses   Eliminations Consolidated
                  ------------- ------------ ------------
Total loans,
net.............    $227,768     $ (49,006)   $1,522,469
Total assets....     320,209      (319,105)    2,201,615
Total deposits..     238,247           --      1,614,758
Interest
income..........      39,068        (7,298)      207,438
Interest
expense.........      18,215        (4,772)      121,607
Provision
(recovery) for
loan and lease
losses..........       2,301           --         35,340
External
revenue.........      (7,492)       (2,527)      119,050
Inter-company
revenue.........       1,258           --          1,546
Inter-company
expense.........         --            --          1,546
Mark to market
on securities
and loans held
for sale........     (28,280)          --        (28,641)
Equity in net
loss of FMC.....         --            --            (53)
Total revenue...      (6,233)       (2,527)      119,050
Depreciation....         730           --          4,394
Amortization of
goodwill........         374           --         14,506
Amortization of
servicing
rights..........       3,964           --          4,223
Income taxes....     (12,336)       (1,011)       (3,074)
Net income
(loss) from
continuing
operations......    $(18,457)    $  (1,522)   $   (5,950)

                       IMPERIAL CREDIT INDUSTRIES, INC.

                                                             At or for the Year Ended December 31, 1998
                                       ------------------------------------------------------------------------------------------
                                           Loan                                                                          De-
                            Imperial   Participation Imperial   Income              Imperial                         emphasized/
                   Coast    Warehouse       And      Business  Property    Asset    Capital                         Discontinued/
                  Business  Finance,    Investment   Credit,   Lending   Management  Group,   Other Core  Equity       Exited
                   Credit     Inc.         Group       Inc.    Division  Activities   LLC     Operations Interests   Businesses
                  --------  ---------  ------------- --------  --------  ---------- --------  ---------- ---------  -------------
                                                                            (In thousands)
Total loans,
net.............  $623,748  $179,284     $221,030    $ 7,413   $144,573    $  --    $   --     $ 47,907  $  1,162     $455,339
Total assets....   628,636   186,257      241,854     44,899    146,250     3,831     6,774     331,578    60,098      813,931
Total deposits..   674,956   196,410      222,009        --     162,939       --        --       (2,403)      --       460,341
Interest
income..........    76,916    16,747       21,569      5,823     13,336        19      (185)     28,295        83       77,650
Interest
expense.........    34,299     9,817       13,249      1,353      6,659       --        124      30,395       --        31,623
Provision
(recovery) for
loan and lease
losses..........     3,523       704         (391)     1,300       (345)      --        --          --        --        10,659
External
revenue.........    42,869     8,533        8,877     10,538     17,471     7,143    18,411     (43,991)  (66,496)      12,998
Inter-company
revenue.........       --        --           --         --         --        --        --        1,770       --           --
Inter-company
expense.........       --        --           --         910        --        121       --          --        --           739
Mark to market
on securities
and loans held
for sale........      (904)     (263)      (2,104)    (2,305)      (178)      --        --       (4,993)      --       (31,641)
Loss on
impairment of
equity
securities......       --        --           --         --         --        --        --      (37,538)  (82,600)         --
Equity in net
income of SPFC..       --        --           --         --         --        --        --          --     12,739          --
Equity in net
income of FMC...       --        --           --         --         --        --        --          --      3,235          --
Total revenue...    42,869     8,533        8,877      9,628     17,471     7,022    18,411     (42,221)  (66,496)      12,259
Depreciation....       779        99           96        141        299        33       473       1,157       --           637
Amortization of
goodwill........     1,113       453          --         950        --        --         36         134       --           --
Amortization of
servicing
rights..........       --        --           --         --         --       (365)      --          --        --         1,851
Income taxes....     9,267     2,352        2,819       (716)     2,476     1,360    (1,012)    (23,372)  (28,449)      (8,789)
Net income
(loss) from
continuing
operations......  $ 12,435  $  3,157     $  3,783    $  (960)  $  3,323    $1,825   $(1,358)   $(31,368) $(38,169)    $(11,793)
                  Eliminations Consolidated
                  ------------ ------------
Total loans,
net.............    $(41,300)   $1,639,156
Total assets....     (46,925)    2,417,183
Total deposits..         --      1,714,252
Interest
income..........      (4,413)      235,840
Interest
expense.........      (4,413)      123,106
Provision
(recovery) for
loan and lease
losses..........         --         15,450
External
revenue.........        (170)       16,183
Inter-company
revenue.........         --          1,770
Inter-company
expense.........         --          1,770
Mark to market
on securities
and loans held
for sale........         --        (42,388)
Loss on
impairment of
equity
securities......         --       (120,138)
Equity in net
income of SPFC..         --         12,739
Equity in net
income of FMC...         --          3,235
Total revenue...        (170)       16,183
Depreciation....         --          3,714
Amortization of
goodwill........         --          2,686
Amortization of
servicing
rights..........         --          1,486
Income taxes....         --        (44,064)
Net income
(loss) from
continuing
operations......    $    --        (59,125)

15. Deposits

   Certificates of deposits of $100,000 and over totaled approximately $409.7 million, $324.3 million and $459.6 million at December 31, 2000, 1999 and 1998, respectively. Interest expense associated with certificates of deposit of $100,000 and over was approximately $28.1 million, $18.2 million, and $24.2 million, for the years ended December 31, 2000, 1999, and 1998, respectively.

   SPB's customer deposit account balances are summarized as follows:

                                                            At December 31,
                         --------------------------------------------------------------------------------------
                                     2000                         1999                         1998
                         ---------------------------- ---------------------------- ----------------------------
                                             Weighted                     Weighted                     Weighted
                                      % of   Average               % of   Average               % of   Average
                          Balance   Deposits   Rate    Balance   Deposits   Rate    Balance   Deposits   Rate
                         ---------- -------- -------- ---------- -------- -------- ---------- -------- --------
                                                         (Dollars in thousands)
Savings accounts........ $   56,150    3.4%    4.94%  $   66,415    4.1%    4.79%  $   57,249    3.3%    4.27%
Money market accounts...     25,020    1.5     5.74          --     --       --           --     --       --
Time certificates less
 than $100,000..........  1,147,201   70.0     6.66    1,235,468   76.0     5.82    1,199,825   69.9     5.61
Time certificates
 $100,000 and greater...    409,712   25.1     6.79      324,271   19.9     5.49      459,614   26.8     5.62
                         ----------  -----     ----   ----------  -----     ----   ----------  -----     ----
  Time certificates.....  1,556,913   95.1     6.68    1,559,739   95.9     5.75    1,659,439   96.7     5.61
                         ----------  -----     ----   ----------  -----     ----   ----------  -----     ----
  Total................. $1,638,083  100.0%    6.62%  $1,626,154  100.0%    5.71%  $1,716,688  100.0%    5.57%
                         ==========  =====     ====   ==========  =====     ====   ==========  =====     ====

   The following table sets forth the dollar amounts of time deposits as of December 31, 2000 maturing in the periods indicated:

                                           Over Three      Over Six
                            Three Months Months through Months through   More than
                              or Less      Six Months   Twelve Months  Twelve months   Total
                            ------------ -------------- -------------- ------------- ----------
                                                      (In thousands)
   Contractual interest
    rate:
   0.000%-5.0%.............   $    --       $      4       $    --       $    --     $        4
   5.001%-5.5%.............     17,843         4,459          5,995         3,654        31,951
   5.501%-6.0%.............     37,242        15,633         31,403         1,058        85,336
   6.001%-6.5%.............    137,857        22,264         70,006        33,927       264,054
   Over 6.5%...............    228,742       359,673        488,047        99,106     1,175,568
                              --------      --------       --------      --------    ----------
     Total.................   $421,684      $402,033       $595,451      $137,745    $1,556,913
                              ========      ========       ========      ========    ==========

16. Borrowings from Federal Home Loan Bank

   SPB is approved as a member of the Federal Home Loan Bank ("FHLB") to borrow up to a maximum of 10% of the assets of SPB. These borrowings must be fully collateralized by qualifying mortgage loans and may be in the form of overnight funds or term borrowings up to one year at SPB's option. The FHLB advances are secured by the investment in stock of the FHLB and certain real estate mortgage loans with a carrying value of $172.9 million, $56.5 million and $49.9 million at December 31, 2000, 1999 and 1998, respectively. The bank had additional borrowings available from FHLB in the amount of $72.2 million, $35.8 million and approximately $14.9 million at December 31, 2000, 1999 and 1998, respectively.

                       IMPERIAL CREDIT INDUSTRIES, INC.

   At December 31, 2000, 1999 and 1998, FHLB borrowings are summarized as follows:

                                                       2000     1999     1998
                                                      -------  -------  -------
                                                      (Dollars in thousands)
   Balance at year end............................... $65,000  $   --   $20,000
   Maximum outstanding at any month end..............  65,000   30,000   45,000
   Average balance during the year...................  23,462    7,603   24,451
   Weighted average rate during the year.............    6.42%    8.30%    6.67%
   Weighted average rate at year end.................    6.73%     N/A     5.93%

   The advances from FHLB at December 31, 2000 are short term fixed and variable rate borrowings and are due to mature on or before December 31, 2001. Interest expense on borrowings from the FHLB was $1.5 million, $631,000, and $1.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

17. Other Borrowings

   Other borrowings primarily consist of repurchase facilities and mortgage loans to fund the Company's and its subsidiaries' lending activities and real property. At December 31, 2000, approximately $39.4 million in securities were pledged as collateral for the borrowings from Lehman Brothers. The Imperial Bank, Cap Mark Services, and Orix Real Estate Capital loans outstanding at December 31, 2000 are secured by real property. ICII and its subsidiaries other borrowings consist of the following at December 31, 2000 and 1999:

                          Interest                            Index
   December 31, 2000        Rate   Commitment Outstanding (basis points)  Expiration Date
   -----------------      -------- ---------- ----------- -------------- ------------------
                                               (Dollars in thousands)
Lehman Brothers (Corona
 Film Finance Fund).....    6.60%   $39,044     $39,044     Fixed rate    January 5, 2001
Imperial Bank (ICII)....   10.00%    10,000      10,000   Prime plus 100   June 18, 2001
Cap Mark Services
 (ICCMIC)...............    8.50     10,508      10,508     Fixed rate   December 11, 2027
Orix Real Estate Capital
 (ICCMIC)...............    7.37     23,346      23,346     Fixed rate    January 2, 2013
Other notes payable
 (ICII).................    8.00        --        1,220     Fixed rate          None
                                    -------     -------
                                    $82,898     $84,118
                                    =======     =======

                          Interest                            Index
   December 31, 1999        Rate   Commitment Outstanding (basis points)  Expiration Date
   -----------------      -------- ---------- ----------- -------------- ------------------
                                               (Dollars in thousands)
Lehman Brothers (Corona
 Film Finance Fund).....    5.50%   $66,398     $66,398     Fixed rate    January 13, 2000
Imperial Bank (ICII)....    9.25      6,691       6,691   Prime plus 100 September 29, 2000
Other notes payable
 (ICII).................    8.00        --        1,220     Fixed rate          None
                                    -------     -------
                                    $73,089     $74,309
                                    =======     =======

   Interest expense on other borrowings was $6.9 million, $4.0 million, and $4.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

18. Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the company ("ROPES")

   During the second quarter of 1997, Imperial Credit Capital Trust I ("ICCTI"), a wholly-owned subsidiary of the Company organized for the sole purpose of issuing trust securities, issued $70.0 million of 10.25% Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the company ("ROPES") due June 14, 2002 at par. The ROPES are secured by resettable rate debentures which are general unsecured obligations

                       IMPERIAL CREDIT INDUSTRIES, INC.

of the Company, are and can be redeemed at par upon their maturity or remarketed as 30 year capital instruments at the Company's option. Under current tax law, the interest payments on these securities are tax-deductible. The proceeds from the offering were used for capital contributions to subsidiaries, strategic acquisitions, investments and general corporate purposes. During 2000, the Company repurchased and extinguished $18.9 million of ROPES debt resulting in an extraordinary gain of $2.4 million, net of income taxes. During 1999, the Company repurchased and extinguished $8.3 million of ROPES debt resulting in an extraordinary gain of $921,000, net of income taxes. At December 31, 2000 and 1999, the Company had ROPES debt of $42.9 million and $61.8 million, respectively. Interest expense on the ROPES was $5.3 million, $7.4 million and $7.8 million for the years ended December 31, 2000, 1999 and 1998.

   The Trust Indenture for the ROPES includes provisions which limit the ability of the Company to incur additional indebtedness or issue certain stock of the Company, to make certain investments, engage in certain transactions with affiliates, create restrictions on the ability of subsidiaries to pay dividends or certain other distributions, create liens and encumbrances, or allow its subsidiaries to issue certain classes of stock. As of December 31, 2000 and 1999, the Company was in compliance with the debt covenants related to the ROPES.

   See Footnote 34. "Subsequent Events," for a description of the recapitalization agreement entered into during the first quarter of 2001.

19. Senior Notes

                                                        December 31, 2000
                                                  -----------------------------
                                                    Face   Unamortized Carrying
                                                   Value    Discount    Value
                                                  -------- ----------- --------
                                                         (In thousands)
   9.75% Senior Notes due 2004................... $ 10,932    $(114)   $ 10,818
   9.875% Senior Notes due 2007..................  165,939      --      165,939
                                                  --------    -----    --------
                                                  $176,871    $(114)   $176,757
                                                  ========    =====    ========

                                                        December 31, 1999
                                                  -----------------------------
                                                    Face   Unamortized Carrying
                                                   Value    Discount    Value
                                                  -------- ----------- --------
                                                         (In thousands)
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

   The 9.875% Senior Notes may be redeemed after January 15, 2002 at the option of the Company until maturity at a declining premium, plus accrued interest. The 9.875% Senior Notes are general unsecured obligations of the Company ranking pari passu with all senior indebtedness of the Company, but are effectively subordinated to the liabilities of SPB. The Indenture for the 9.875% Senior Notes includes provisions which limit the ability of the Company to incur additional indebtedness or issue certain stock of the Company, to make certain investments, engage in certain transactions with affiliates, create restrictions on the ability of subsidiaries

                       IMPERIAL CREDIT INDUSTRIES, INC.

to pay dividends or certain other distributions, create liens and encumbrances, or allow its subsidiaries to issue certain classes of stock. As of December 31, 2000, the Company was in compliance with the debt covenants related to the 9.875% Senior Notes.

   In January 1994, the Company issued $90.0 million of 9.75% Senior Notes due 2004. At December 31, 2000, and 1999, $10.9 million and $13.1 million of the 9.75% Senior Notes were outstanding. The 9.75% Senior Notes may be redeemed after January 15, 1999 at the option of the Company until maturity at a declining premium, plus accrued interest. The 9.75% Senior Notes are unsecured and rank pari passu with all other senior unsecured indebtedness of the Company, but are effectively subordinated to the deposits of SPB.

   During 2000, the Company repurchased and extinguished $6.3 million of 9.875% Senior Notes due 2007 and $2.1 million of 9.75% Senior Notes due 2004 resulting in a extraordinary gain of $1.1 million, net of income taxes. During 1999, the Company repurchased and extinguished $27.7 million of 9.875% Senior Notes due 2007 and $7.1 million of 9.75% Senior Notes due 2004 resulting in a extraordinary gain of $4.2 million, net of income taxes. Total interest expense on the Senior Notes for the years ended December 31, 2000, 1999 and 1998 was $18.2 million, $21.5 million and $22.5 million, respectively.

   See Footnote 34. "Subsequent Events," for a description of the recapitalization agreement entered into during the first quarter of 2001.

20. The ICCMIC Acquisition

   On March 28, 2000, we completed the acquisition of ICCMIC. We paid ICCMIC's stockholders (other than ICII) approximately $11.57 per share in cash. The total purchase price paid by the company was approximately $300.1 million. The Company's basis in shares of ICCMIC common stock owned prior to the merger was $25.1 million. The total cost basis of $325.2 million, combined with other estimated costs of the acquisition of $19.7 million bring the total purchase price to $344.9 million. In addition to the costs of acquisition, the Company incurred total severance and incentive costs of $9.4 million. The merger was accounted for as a purchase and resulted in the generation of negative goodwill of $29.2 million. The negative goodwill generated by the acquisition is not subject to income taxes and increased the Company's tangible book value by $0.74 per share at December 31, 2000. The company is accreting the negative goodwill into income over five years, which is the anticipated life of the assets acquired. At December 31, 1999 ICCMIC had total assets of $664.9 million, and total liabilities of $269.3 million.

   The following table reflects the activity in ICCMIC goodwill for the year ended December 31, 2000 (in thousands):

   Beginning negative goodwill........................................ $ 40,143
   Purchase accounting adjustments....................................  (10,910)
   Accretion..........................................................   (5,436)
                                                                       --------
     Ending negative goodwill......................................... $ 23,797
                                                                       ========

   Proforma total revenues, net (loss) income and diluted net (loss) income per share are as follows, assuming the merger consummated at the beginning of each period:

                                                            For the Year Ended
                                                               December 31,
                                                            -------------------
                                                              (In thousands,
                                                             except per share
                                                                  data)
                                                              2000       1999
                                                            ---------  --------
   Total revenues.......................................... $ (37,202) $185,375
   Net (loss) income....................................... $(152,590) $ 18,009
   Diluted (loss) income per share......................... $   (4.68) $   0.52

                       IMPERIAL CREDIT INDUSTRIES, INC.

21. Preferred and Common Stock

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

   We have undertaken the repurchase of our common stock under several share repurchase programs. During 1998, 1999, and 2000 we repurchased 2,485,684, 3,682,536 and 1,122,300 shares of common stock at an average cost per share of $9.65, $8.00, and $3.62 in each year, respectively. Since beginning share repurchases, we have repurchased a total of 7,315,520 shares of common stock at an average price of $7.92 per share. All of our repurchases effected under our stock repurchase programs were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934.

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

22. Income Taxes

   Income taxes (tax benefit) are included in the accompanying consolidated statements of operations and comprehensive income as follows:

                                                       Year Ended December 31,
                                                       ------------------------
                                                        2000   1999      1998
                                                       ------ -------  --------
                                                           (In thousands)
   Income taxes from:
     Continuing operations............................ $2,356 $(3,074) $(44,064)
     Discontinued operations..........................  4,159    (557)   (8,675)
     Extraordinary item...............................  2,356   3,446       --
                                                       ------ -------  --------
       Total.......................................... $8,871 $  (185) $(52,739)
                                                       ====== =======  ========

   The Company's income taxes from continuing operations for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
                                                        (In thousands)
   Current:
     Federal..................................... $   (165) $(32,162) $  6,140
     State.......................................      (39)  (11,868)    2,019
                                                  --------  --------  --------
       Total current taxes.......................     (204)  (44,030)    8,159
                                                  --------  --------  --------
   Deferred:
     Federal.....................................  (44,197)   27,979   (39,701)
     State.......................................  (15,405)   10,429   (15,839)
     Change in valuation reserve.................   63,292       --        --
                                                  --------  --------  --------
       Total deferred taxes......................    3,690    38,408   (55,540)
                                                  --------  --------  --------
   Taxes credited to shareholders' equity........   (1,130)    2,548     3,317
                                                  --------  --------  --------
   Taxes on income from continuing operations.... $  2,356  $ (3,074) $(44,064)
                                                  ========  ========  ========

   The Company had current income taxes payable from continuing operations of approximately $0.7 million at December 31, 2000, and current income taxes receivable of $0 at December 31, 1999. Included in Southern Pacific Bank's 2000 current receivable was $4.5 million due from the Internal Revenue Service for the 1999 tax year. Included in the net assets of discontinued operations were income taxes receivable of $0 and $9.0 million at December 31, 2000 and 1999, respectively.

   The Company had federal net operating loss carryforwards of $22.5 million that expire in 2019 and $111.8 million that expire in 2020.

   Due to recurring losses, management established a deferred tax asset valuation allowance of $63.3 million during the fourth quarter. The recognition of a net deferred tax asset is dependent upon a "more likely than not" expectation of the realization of the deferred tax asset, based upon the analysis of the available evidence. A valuation allowance is required to sufficiently reduce the deferred tax asset to the amount that is expected to be realized through future realization of profits on a "more likely than not" basis. The analysis of available evidence is performed each quarter utilizing the "more likely than not" criteria to determine the amount, if any, of the deferred tax asset to be realized. Adjustments to the valuation allowance are made accordingly. There can be no assurance that the Company will recognize additional portions of the deferred tax asset in future periods of that additional valuation allowances may not be recorded in the future periods.

                        IMPERIAL CREDIT INDUSTRIES, INC.

   Deferred income taxes arise from differences in the timing of recognition of income and expense for tax and financial reporting purposes. The following table shows the primary components of the Company's net deferred tax liability at December 31, 2000 and 1999.

                                                             2000      1999
                                                           --------  --------
                                                            (In thousands)
   Deferred tax assets:
     REMIC Income......................................... $  4,348  $  7,433
     Allowances for loan and lease losses.................   24,076     1,706
     Mark to market on securities and loans held for
      sale................................................    1,753       --
     Leases...............................................    1,205     1,258
     State taxes..........................................      --      1,970
     Executive stock options..............................      419       419
     Unrealized loss on securities available for sale.....      653     1,862
     Basis differences in fixed assets....................      242       --
     Deferred compensation................................    2,122     1,718
     Other financing activities...........................      204       --
     NOL carry forward....................................   52,020     7,073
     Other................................................      --        945
                                                           --------  --------
       Total deferred tax assets before valuation
        allowance.........................................   87,042    24,384
     Valuation allowance..................................  (63,292)      --
                                                           --------  --------
       Total..............................................   23,750    24,384
                                                           --------  --------
   Deferred tax liabilities:
     Sales/investments in equity securities...............  (38,277)  (33,935)
     Servicing rights.....................................     (627)     (835)
     Mark to market on securities and loans held for
      sale................................................      --     (2,891)
     Deferred loan fees...................................   (1,390)   (1,390)
     State taxes..........................................     (789)      --
     Basis difference in fixed assets.....................      (96)     (284)
     Other................................................   (1,371)      --
     FHLB stock dividends.................................   (1,027)   (1,186)
                                                           --------  --------
       Total..............................................  (43,577)  (40,521)
                                                           --------  --------
   Net deferred tax liability............................. $(19,827) $(16,137)
                                                           ========  ========

   A reconciliation of the statutory Federal corporate income tax rate of 35% to the effective income tax rate on income or loss from continuing operations is as follows:

                                                           Year Ended
                                                          December 31,
                                                         -------------------
                                                         2000    1999   1998
                                                         -----   ----   ----
   Statutory U.S. federal income tax rate...............  35.0 % 35.0 % 35.0 %
   Increase (reduction) in rate resulting from:
     State income taxes, net of Federal benefit.........   5.0    5.0    8.9
     Preferred stock dividends classified as interest
      expense...........................................   --    (6.8)   --
     Deferred tax asset valuation allowance............. (40.3)   --     --
     Other, net.........................................  (1.2)   0.9   (1.2)
                                                         -----   ----   ----
   Effective income tax rate............................  (1.5)% 34.1 % 42.7 %
                                                         =====   ====   ====

   Our federal income tax returns for 1996 through 1999 are currently being audited by the Internal Revenue Service and our California tax returns for 1995 and 1996 are being audited by the California Franchise Tax

                       IMPERIAL CREDIT INDUSTRIES, INC.

Board. We believe that we have recorded sufficient reserves for accounting purposes to cover any proposed deficiencies that may occur. The California auditors have proposed to include with our income that of two of our former affiliates, which would increase our total tax by approximately $2 million, of which approximately $1.5 million is expected to be assessed to one of such former affiliates. We intend to protest our portion of any such assessment.

23. Supplemental Disclosure of Cash Flow Information

   The following information supplements the statements of cash flows:

                                                     Year Ended December 31,
                                                    ---------------------------
                                                      2000      1999     1998
                                                    --------  -------- --------
                                                          (In thousands)
Cash paid (received) during the period for:
  Interest........................................  $140,032  $128,217 $119,169
  Income taxes....................................    (4,123)      817    5,884
Significant non-cash activities:
  Loans transferred from held for investment to
   held for sale..................................    18,524    63,829  197,518
  Loans transferred to OREO or repossessed
   assets.........................................     5,571    11,834   10,046
  Loans to facilitate the sale of OREO............       --        --     1,011
  Retained interest in loan and lease
   securitizations capitalized....................     3,688     4,036    7,182
  Change in unrealized gain (loss) on securities
   available for sale.............................    (1,698)    3,802   (3,112)
  Issuance of warrants............................     3,082       --       --
Purchase of Imperial Credit Lender Services, Inc.:
  Assets acquired, including goodwill of $5,000...       --        --     5,050
  Liabilities assumed.............................       --        --        50
  Common stock issued.............................       --        --     5,000
Purchase of Lewis Horwitz Organization:
  Assets acquired, including goodwill of $5.3
   million and $12.0 million for 2000 and 1999,
   respectively...................................     7,676    19,380      --
  Liabilities assumed.............................     4,854    11,248      --
  Cash paid.......................................     2,822     8,132      --
Deconsolidation of Imperial Capital Group, LLC
  Decrease in trading securities..................    11,839       --       --
  Decrease in goodwill............................     1,063       --       --
  Decrease in other assets........................     2,150       --       --
  Decrease in other liabilities...................     4,910       --       --
Purchase of Imperial Credit Commercial Mortgage
 Investment Corp:
  Assets acquired.................................    98,274       --       --
  Net cash received...............................    11,524       --       --
  Liabilities assumed, including negative
   goodwill.......................................   109,798       --       --

24. Employee Benefit Plans

 Profit Sharing and 401(k) Plan

   Under the Company's 401(k) plan, employees may elect to enroll on the first of any month, provided that they have been employed for at least six months. Employees may contribute up to 14% of their salaries. The Company will match 50% of the first 4% of employee contributions. The Company recorded 401(k) matching expense of $284,000, $334,000, and $457,000, for the years ended December 31, 2000, 1999 and 1998, respectively.

                       IMPERIAL CREDIT INDUSTRIES, INC.

   Any additional Company contribution may be made at the discretion of the Company. Should a discretionary contribution be made, the contribution would first be allocated to those employees deferring salaries in excess of 4%. The matching contribution would be 50% of any deferral in excess of 4% up to a maximum deferral of 8%.

   Should discretionary contribution funds remain following the allocation outlined above, any remaining Company matching funds would be allocated as a 50% match of employee contributions on the first 4% of the employee's deferrals. No discretionary contributions were charged to operations for the years ended December 31, 2000, 1999 and 1998. Company matching contributions are made as of December 31st each year.

   A total of 2,292,632 shares of the Company's Common Stock has been reserved for issuance under the Company's 1992 Incentive Stock Option and Nonstatutory Stock Option Plan (the "1992 Stock Option Plan"), which expires by its own terms in 2002. A total of 525,366 and 734,268 stock options were outstanding at December 31, 2000 and 1999, respectively.

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

 1996 Stock Option Plan

   A total of 3,000,000 shares of the Company's Common Stock has been reserved for issuance under the Company's 1996 Stock Option, Deferred Stock and Restricted Stock Plan (the "1996 Stock Option Plan") which provides for the grant of ISOs that meet the requirements of Section 422 of the Code, NQSOs and awards consisting of deferred stock, restricted stock, stock appreciation rights and limited stock appreciation rights ("Awards"). The 1996 Stock Option Plan is administered by a committee of directors appointed by the Board of Directors (the "Committee"). ISOs may be granted to the officers and key employees of the Company or any of its subsidiaries. A total of 2,971,562 and 2,635,580 stock options were outstanding at December 31, 2000 and 1999, respectively.

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

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

   Under current law, ISOs may not be granted to any individual who is not also an officer or employee of the Company or any subsidiary. Each option must terminate no more than 10 years from the date it is granted (or five years in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the combined voting power of the Company's outstanding Common Stock). Options may be granted on terms providing for exercise in whole or in part at any time or times during their respective terms, or only in specified percentages at stated time periods or intervals during the term of the option, as determined by the Committee. The exercise price of any option granted under the 1996 Stock Option Plan is payable in full (i) in cash, (ii) by surrender of shares of the Company's Common Stock already owned by the option holder having a market value equal to the aggregate exercise price of all shares to be purchased including, in the case of the exercise of NQSOs, restricted stock subject to an Award under the 1996 Stock Option Plan, (iii) by cancellation of indebtedness owed by the Company to the option holder, or (iv) by any combination of the foregoing.

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

   A summary of changes in outstanding stock options under the 1992 and 1996 Stock Option Plans follows:

                                        Year Ended December 31,
                            --------------------------------------------------
                                 2000             1999             1998
                            ---------------- ---------------- ----------------
                                    Weighted         Weighted         Weighted
                            Number  Average  Number  Average  Number  Average
                              of    Exercise   of    Exercise   of    Exercise
                            Shares   Price   Shares   Price   Shares   Price
                            ------  -------- ------  -------- ------  --------
                                 (In thousands, except per share data)
   Options outstanding,
    January 1.............. 3,370    $ 9.72  2,806    $10.62  2,536    $11.41
   Options granted.........   907      2.16    969      6.84  1,093     11.52
   Options exercised.......   (20)     2.09    (96)     2.80   (177)     5.26
   Options canceled........  (760)     9.09   (309)    11.12   (646)    16.70
                            -----    ------  -----    ------  -----    ------
   Options outstanding,
    December 31............ 3,497      7.94  3,370      9.72  2,806     10.62
                            =====    ======  =====    ======  =====    ======
   Options Exercisable..... 1,407     10.65  1,279     10.25    911      9.20

   The range of exercise price for outstanding and exercisable options at December 31, 2000 were $1.00 to $18.63, and $2.09 to $18.63, respectively.

   There were 381,843 options available for future grants at December 31, 2000.

   Effective January 1, 1996, the Company adopted the disclosure requirements of SFAS 123, and continued to measure its employee stock-based compensation arrangements under the provisions of APB 25. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards after 1994

                       IMPERIAL CREDIT INDUSTRIES, INC.

consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have increased to the pro forma amounts indicated below:

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   ---------  -------  --------
                                                   (In thousands, except per
                                                          share data)
    Net loss:
      As reported................................. $(163,326) $(2,828) $(73,633)
      Pro forma...................................  (164,717)  (4,935)  (74,996)
    Basic loss per share:
      As reported................................. $   (5.01) $ (0.08) $  (1.93)
      Pro forma...................................     (5.13)   (0.14)    (1.96)
    Diluted loss per share:
      As reported................................. $   (5.01) $ (0.08) $  (1.93)
      Pro forma...................................     (5.13)   (0.14)    (1.96)

   The effects of applying SFAS 123 for disclosing compensation cost may not be representative of the effects on reported net loss for future years.

   The weighted average fair value at date of grant of options granted during 2000, 1999 and 1998 was $1.61, $3.85, and $4.79 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                              Year Ended
                                                             December 31,
                                                          --------------------
                                                           2000   1999   1998
                                                          ------  -----  -----
   Expected life (years).................................   5.02   5.01   5.11
   Interest rate.........................................   4.98%  6.34%  4.54%
   Volatility............................................ 133.03  66.86  66.81
   Dividend yield........................................   0.00%  0.00%  0.00%

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

   Deferred compensation contributed to DEC Plan 1 is invested in the Company's common stock. In 1999 the Company matched contributions to the DEC Plan 1, to be paid in our common stock, on a dollar-for-dollar basis up to $50,000 per participant. The Company ceased matching contributions in 2000. The Company also reserves the right to make discretionary matches, to be paid in its common stock, in any year. Matching contributions vest 50% a year, commencing one year from the date of the matching contribution. Matching contributions vest completely if a participating employee retires, becomes permanently disabled, or dies.

                       IMPERIAL CREDIT INDUSTRIES, INC.

   Deferred compensation contributed to DEC Plan 2 may be invested in certain mutual and money market funds. The Company will not make matching contributions to the DEC Plan 2. All DEC Plan 2 contributions are completely vested immediately. The Company incurred $1.1 million and $1.5 million in expense for matching contributions to DEC Plan 1 during the years ended December 31, 2000 and 1999, respectively. DEC Plan 1 owned a total of 826,509 and 852,072 shares of ICII common stock at December 31, 2000 and 1999.

25. Executive Compensation

 Employment Agreements

   On January 1, 1997, the Company entered into a five-year employment contracts with H. Wayne Snavely, Chairman of the Board, President and Chief Executive Officer, which provide for minimum annual aggregate compensation of $450,000, subject to adjustment for inflation, plus an annual bonus approved by the Company's Board of the Directors based on the attainment of performance objectives, including the Company's return on equity, income per share and increase in the price of the Company's common stock.

 Termination Agreements

   In January 1999, we entered into individual termination agreements with our Chief Executive Officer, Chief Financial Officer and General Counsel. The agreements provide for severance payments to these senior executives in the event of a change in control of the Company (as defined in the agreements) and their voluntary departures at the end of one year or the termination of any one of these senior executives within three years of the change in control for any reason. The senior executives will receive a lump sum payment of three times their respective base salaries and their highest bonus earned in any of the last three fiscal years preceding the change in control and a percentage of their respective bonuses for the year in which the change of control occurs. The recapitalization transactions to be completed pursuant to the Master Recapitalization Agreement described in their proxy statement will constitute a change in control under the foregoing definition.

   In addition, we will continue to provide these senior executives with medical, dental, life insurance, disability and accidental death and dismemberment benefits until the third anniversary of the termination unless the executive becomes employed by another employer, in which case these coverages will be secondary to those provided by the new employer. All deferred compensation in respect of each senior executive will also become fully vested and we will pay in cash all such deferred compensation and any unpaid portion of the executive's bonus. Any amounts payable to an executive will include additional amounts to cover certain taxes resulting from those payments. However, in Mr. Snavely's case any benefits or payments provided under his termination agreement will be reduced by any benefits or payments he receives under his employment agreement as a result of his termination.

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

26. Interest Rate Swaps

   The Company may enter into interest rate cap, floor, and swap transactions to manage its exposure to fluctuations in interest rates and market movements in securities values. These instruments involve, to varying degrees, elements of credit and interest rate risk. The contract or notional amounts do not represent exposure to credit loss. Risk originates from the inability of counter parties to meet the terms of the contracts and from market movements in securities values and interest rates. The Company controls the credit risk of its interest rate cap, floor and swap agreements through credit approvals, limits and monitoring procedures.

   The Company has total rate of return swap contracts for investment purposes with various counter parties, the provisions of which entitle our company to receive the total return on various commercial loans in exchange for a floating payment of one month LIBOR plus a spread. These contracts are off balance sheet instruments.

   As of December 31, 2000, 1999 and 1998, the Bank was party to total rate of return swap contracts with a total notional amount of $65.2 million, $83.6 million and $280.4 million, under which our company was obligated to pay one month LIBOR plus a weighted average spread of 0.88%. The weighted average remaining life of these contracts was 51.2 months, 60.0 months and 31.2 months as of December 31, 2000, 1999 and 1998. For the years ended December 31, 2000, 1999 and 1998, our company recognized income of $2.7 million, $2.9 million and $5.4 million on our total return swaps, respectively. For the years ended December 31, 2000, 1999 and 1998, our company recognized mark to market gains (losses) of ($3.8) million, $197,000 and $171,000 million on our total return swaps, respectively. At December 31, 2000 and 1999, $33.7 million and $18.8 million was outstanding and classified as Trading Securities on the consolidated balance sheet.

   As a part of the Pacifica Partners I LP collateralized loan obligation ("CLO") fund launched by the Company in August 1998, the Company delivered subordinate bonds of approximately $51.3 million into a total rate of return swap with the Canadian Imperial Bank of Commerce ("CIBC"). The provisions of the swap entitle the Company to receive the total return on the subordinate bonds delivered and pay a floating payment of LIBOR plus a weighted average spread of .075% at December 31, 2000. The Company delivered cash and various equity securities to CIBC as collateral for the swap. At December 31, 2000 and 1999, $59.1 million and $38.2 million was outstanding and classified as Trading Securities on the consolidated balance sheet.

   Since most of the outstanding off balance-sheet derivatives are classified as Trading Securities and carried at fair value, the impact of adopting FAS 133 was not material to the Company.

27. Commitments and Contingencies

 Loan Servicing

   As of December 31, 2000 and 1999 the Company was servicing loans and leases for others, directly and through sub-servicing arrangements, totaling approximately $103.0 million and $106.0 million, respectively. Related fiduciary funds held in trust for investors in non-interest bearing accounts totaled $0 and $520,000 at December 31, 2000 and 1999, respectively. These funds are segregated in special bank accounts and are held as deposits at SPB. The Company is a guarantor of certain performances and lease servicing by IBC. The Company is a guarantor for AMN's performance with regards to the Auto Trust 1997-A securitization.

 Sales of Loans and Servicing Rights

   In the ordinary course of business, the Company is exposed to liability under representations and warranties made to purchasers and insurers of leases and mortgage loans and the purchasers of servicing rights. Under certain circumstances, the Company is required to repurchase mortgage loans if there has been a breach of representations or warranties. At December 31, 2000 and 1999, the related repurchase liability totaled $0 and $638,000.

                       IMPERIAL CREDIT INDUSTRIES, INC.

   During the years ended December 31, 2000 and 1999, respectively, the Company retained servicing rights on $0 and $25.1 million of mortgage loans sold through traditional secondary market channels and $0 and $132.4 million on loans and leases sold through securitizations. Additionally, during the year ended December 31, 2000 and 1999, respectively, the Company released servicing rights to the purchasers on $0 and $258.5 million of mortgage loans sold.

 Loan Commitments

   As of December 31, 2000 and 1999, the Company had unfunded open loan commitments amounting to $851.5 million and $1.1 billion, respectively, to fund loans. There is no exposure to credit loss in this type of commitment until the loans are funded. Interest rate risk is mitigated by the use of variable rate loan contracts.

 Lease Commitments

   Minimum rental commitments under all non-cancelable operating leases net of aggregate sublease payments of $4.1 million at December 31, 2000 were as follows:

                                                                  (In thousands)
                                                                  --------------
   2001..........................................................    $ 3,562
   2002..........................................................      2,887
   2003..........................................................      2,546
   2004..........................................................      2,528
   2005..........................................................      1,488
   Thereafter....................................................      4,830
                                                                     -------
     Total.......................................................    $17,841
                                                                     =======

   Rent expense excluding AMN discontinued operations for the years ended December 31, 2000, 1999 and 1998 was $4.8 million, $5.2 million, and $5.3 million, respectively.

 Waiver of Default on IBC Securitization Facilities

   As a result of the recent credit downgrades of the Company's Senior Notes by Moody's and Standard and Poor's ratings services, IBC is in technical default of the terms of the 1997-2 Trust. As such, the insurer of the Class A certificates may cause the 1997-2 Trust to go into "Turbo" amortization. Under Turbo amortization, virtually all cash flows generated in the 1997-2 Trust would be used to pay down the outstanding balance of the Class A certificates, while the Class B and C Certificates, a majority of which are owned by IBC, would receive virtually no cash flows for principal and interest payments until the Class A certificates have been paid in full. IBC received a waiver of this technical default in March 2001. The waiver will be renewed monthly by the insurer, at its option. There can be no assurance given that the insurer will continue to grant the monthly waiver to IBC. If the waiver were not to be granted, IBC's monthly cash flow would decrease by approximately $1.0 million per month, and cash flow to our parent company would decrease by approximately $500,000 per month.

 Legal Proceedings

   Our company is a defendant in a consolidated federal securities class action, In re Southern Pacific Funding Corporation Securities Litigation, Lead Case No. CV98-1239-MA, in the United States District Court for the District of Oregon. This action was initially filed in October 1998. Plaintiffs allege that SPFC failed to properly mark down the value of its residual interests, failed to properly reflect increased levels of prepayments and actual prepayment and default rates on its loans and made false and misleading public statements concerning its financial condition. Plaintiffs allege claims against our company and two of our directors (and others) under

                       IMPERIAL CREDIT INDUSTRIES, INC.

Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. On July 21, 1999, the Court certified a class of persons who purchased the securities of SPFC during the period October 7, 1997 through October 1, 1998. On December 8, 1999, the Court set a pretrial conference for October 31, 2000 and trial for November 6, 2000. On July 31, 2000, all parties in the case (other than our company) reached a tentative settlement of the action. That settlement, which does not require payment of any consideration by our company, is subject to court approval. Subsequently, agreement was reached on October 10, 2000 to settle all remaining claims against our company, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Section 15 of the Securities Act of 1933, for a cash payment by our company of $3 million and issuance of warrants to purchase three million shares of ICII common stock, at an exercise price of $3 per share, to members of the class. The warrants, which expire in seven years, will be freely tradable. The warrants were valued using the Black-Scholes option pricing model and have an estimated value of $1.03 per warrant. The issuance of the warrants resulted in a charge to operations, and a credit to shareholders' equity of $3.1 million. The settlement, which was subject to court approval, was set for hearing by the Court on February 21, 2001. On February 21, 2001, the Court approved all of the settlements and dismissed the action with prejudice.

   Our company and three of our directors are defendants in a consolidated federal securities class action, In re Imperial Credit Industries, Inc. Securities Litigation, Case No. 98-8842 SVW, in the United States District Court for the Central District of California. This action, purportedly filed on behalf of a class of persons who purchased our company's securities during the period January 29, 1998 through October 1, 1998, was originally filed in November 1998. Plaintiffs allege that defendants made false and misleading statements and omitted to reveal the truth concerning the value of Imperial Credit Industries, Inc.'s investments in SPFC, resulting in an artificial inflation of the price of our securities. On defendants' motions, the Court dismissed, with leave to amend, plaintiffs' original complaint and their consolidated amended class action complaint. On February 22, 2000, the Court denied defendants' motion to dismiss plaintiffs' second amended consolidated class action complaint. On March 9, 2000, defendants answered the second amended consolidated class action complaint and asserted a number of affirmative defenses. On March 21, 2000, plaintiffs moved for class certification. On August 7, 2000, the Court granted plaintiffs' motion for class certification. The Court has set the pretrial conference for April 30, 2001 and trial for May 8, 2001. On February 9, 2001, the Court granted plaintiffs leave to file a third amended complaint, in which plaintiffs added a new defendant KPMG LLP, our company's independent auditor. On March 6, 2001, defendants answered the third amended complaint and asserted a number of affirmative defenses.

   Our company is a defendant in Steadfast Insurance Company v. Auto Marketing Network Inc. and Imperial Credit Industries, Inc. ("ICII"), filed on August 12, 1997 in the Northern District of Illinois, Case No. 97-C-5696. The plaintiff is seeking damages in the amount of $27 million allegedly resulting from the fraudulent inducement to enter into, and the subsequent breach of, a motor vehicle collateral enhancement insurance policy. In May 1998, we filed a counterclaim against the plaintiff for $54 million in damages based on the allegation that the underlying claim was filed in bad faith. In January 1999, the Court entered a preliminary injunction which enjoined us from transferring assets of Auto Marketing Network, Inc., in amounts that would cause the total assets of Auto Marketing Network to be less than $20 million in value. The injunction has since been removed. We moved to dismiss ICII from the lawsuit and, on April 17, 2000, the Court granted ICII's motion in part and found that ICII is not liable for any of Steadfast's losses arising from payments for defaulted loans. The Court has pending a motion for partial summary judgment, filed by the plaintiff, and a motion for summary judgment filed by ICII on its counterclaim against Steadfast. Steadfast also has counter-moved for summary judgement on ICII's counterclaim, and the parties have filed motions seeking the exclusion of each other's expert witnesses. The court cancelled a March 12, 2001 hearing on all pending motions and has not rescheduled or indicated when a written order could be expected.

   ICCMIC and three of its directors, one of whom is a director and one a former director of ICII, are defendants in a putative class action lawsuit filed on March 17, 2000, by John Huston in the United States District Court for the Central District of California, Case No. CV00-02751 ABC. The complaint alleges that ICCMIC's prospectus issued in connection with its initial public offering in October 1997 contained material omissions and

                       IMPERIAL CREDIT INDUSTRIES, INC.

misrepresentations concerning (1) the expenses to be incurred by ICCMIC, (2) ICCMIC's ability to reduce the base management fee paid to ICCMIC's management company, (3) the management agreement termination fee payable to ICCMIC's management company in the event that ICCMIC terminated the management agreement, and (4) certain conflicts of interest. The complaint alleges a claim under Section 11 of the Securities Act of 1933 and seeks the certification of a class of shareholders of ICCMIC who purchased shares of ICCMIC at any time between October 22, 1997 and October 21, 1999. On April 4, 2000, defendants moved to dismiss the complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. On June 9, 2000, the Court issued an order denying defendants' motion to dismiss. On June 23, 2000, defendants answered the complaint and asserted a number of affirmative defenses. On July 31, 2000, plaintiff moved for class certification. On October 17, 2000, the Court stayed all proceedings and certified for interlocutory appeal to the Ninth Circuit Court of Appeals its order denying defendants' motion to dismiss. On January 12, 2001, the Ninth Circuit Court of Appeal denied defendants' petition for permission to appeal. On March 26, 2001, the District Court struck plaintiffs motion for class certification and ordered plaintiff to take further action to give proper notice to potential class members.

   Our company and two of our directors, among others, are defendants in an adversary proceeding filed by the liquidating trustee of the Southern Pacific Funding Corp. liquidating trust on October 5, 2000, in the U.S. Bankruptcy Court for the District of Oregon, In re Southern Pacific Funding Corp. Case No. 398-37613-elp 11, Beck v. Imperial Credit Industries, Inc., et al, Adv. Proc. No. 00-03337-elp. The trustee seeks to recover damages in excess of $238.5 million for losses alleged to have been incurred by SPFC in connection with its sub-prime lending and securitization program during the years 1995-1998. The trustee alleges that the losses were caused by defendants' breaches of fiduciary duties and negligence. In addition, the trustee seeks equitable re-characterization of certain ICII claims against the SPFC bankruptcy estate and also asserts a right of setoff against all defendants' various claims against the bankruptcy estate for the wrongs alleged in the breach of fiduciary duties and negligence claims. The Company and its two directors moved to dismiss the adversary proceedings for lack of subject matter jurisdiction and failure to state a claim. These motions were heard by the Bankruptcy Court on December 20, 2000. By orders entered January 18, 2001, the Bankruptcy Court denied the motion to dismiss for lack of subject matter jurisdiction but granted, with leave to amend, the motion to dismiss for failure to state a claim. The trustee has until April 18, 2001 to file an amended complaint.

   We intend to vigorously defend all of the above lawsuits.

28. Fair Value of Financial Instruments

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

   The estimated fair values of the Company's financial instruments at December 31, 2000 and 1999 are as follows:

                                            2000                  1999
                                    --------------------- ---------------------
                                     Carrying  Estimated   Carrying  Estimated
                                      Amount   Fair Value   Amount   Fair Value
                                    ---------- ---------- ---------- ----------
                                                  (In thousands)
Assets:
  Cash............................. $   30,938 $   30,938 $   33,898 $   33,898
  Interest bearing deposits........    183,193    183,193    248,182    248,182
  Investment in Federal Home Loan
   Bank stock......................      4,148      4,148      6,960      6,960
  Securities held for trading......    164,050    164,050    160,805    160,805
  Securities available for sale....     63,684     63,684     74,374     74,374
  Loans and leases held for sale...    386,469    396,865    289,398    289,638
  Loans and leases held for
   investment, net.................  1,122,494  1,122,642  1,223,071  1,222,338
  Retained interest in loan and
   lease securitizations...........      6,330      6,330     10,220     10,220
  Accrued interest receivable......     15,744     15,744      8,272      8,272

Liabilities:
  Deposits......................... $1,632,704 $1,636,622 $1,614,758 $1,613,143
  Borrowings from Federal Home Loan
   Bank............................     65,000     65,000        --         --
  Other borrowings.................     84,118     84,118     74,309     74,309
  Company obligated mandatorily
   redeemable preferred securities
   of subsidiary trust holding
   solely debentures of the company
   ("ROPES").......................     42,885     24,445     61,750     47,717
  Senior notes.....................    176,757     74,022    185,185    144,444
  Accrued interest payable.........     18,992     18,992     18,811     18,811

                        IMPERIAL CREDIT INDUSTRIES, INC.

29. Summary of Quarterly Financial Information (unaudited)

                                               Three Months Ended
                                   --------------------------------------------
                                   March 31  June 30   September 30 December 31
                                   --------  --------  ------------ -----------
                                     (In thousands, except per share data)
   2000
     Interest income.............  $ 53,360  $ 60,999    $ 57,429    $  53,037
     Net interest income(1)......    21,107    25,591      20,284       17,630
     Other income(2).............    10,463    27,479       7,655        5,039
     Provision for loan and lease
      losses.....................    24,019    63,156      27,500       66,300
     Other expenses(3)...........    25,466    23,899      33,450       20,222
     Merger expenses.............     9,397       --          --           --
     Net loss....................   (15,923)  (18,779)    (23,998)    (104,626)
     Comprehensive loss..........   (17,881)  (18,995)    (24,185)    (103,963)
     Loss per share:
       Basic.....................  $  (0.48) $  (0.58)   $  (0.75)   $   (3.26)
       Diluted...................  $  (0.48) $  (0.58)   $  (0.75)   $   (3.26)
   1999
     Interest income.............  $ 56,564  $ 48,749    $ 49,478    $  52,648
     Net interest income.........    25,251    20,368      19,082       21,130
     Other income(4).............    17,813   (11,438)     19,297       42,887
     Provision for loan and lease
      losses.....................     2,200    22,255       3,675        7,210
     Other expenses..............    30,788    29,906      25,233       40,673
     Net income (loss)...........     6,762   (25,901)      8,243        8,068
     Comprehensive income
      (loss).....................     7,904   (24,018)      8,595        8,493
     Income (loss) per share:
       Basic.....................  $   0.18  $  (0.74)   $   0.25    $    0.24
       Diluted...................  $   0.18  $  (0.74)   $   0.24    $    0.24

--------
(1) Interest income increased in the quarter ended June 30, 2000 as a result of an increase in the prime rate of interest and an increase in the outstanding balance of loans

(2)  Other income includes gain on sale of securities.

(3)  Other expenses includes litigation settlement costs.

(4) Other income includes negative mark-to-market and loss on impairment charges.

                       IMPERIAL CREDIT INDUSTRIES, INC.

30. Selected Financial Information of Subsidiaries and Equity Investment

   The following represents summarized financial information with respect to the operations of SPB, a significant wholly-owned subsidiary of ICII.

                                                 Year Ended December 31,
                                             ----------------------------------
             Southern Pacific Bank              2000        1999        1998
             ---------------------           ----------  ----------  ----------
                                                      (In thousands)
   Total assets............................. $1,844,185  $1,846,992  $1,976,055
   Deposits.................................  1,638,083   1,626,153   1,716,688
   Borrowings from Federal Home Loan Bank...     65,000         --       20,000
   Subordinated debt........................     42,000      35,000      35,000
   Shareholder's equity.....................     81,555     169,962     179,022
   Interest income..........................    204,647     183,052     197,325
   Interest expense.........................    115,345      92,162      95,647
   Other noninterest income (expense).......      5,054     (10,033)      2,738
   Noninterest expense......................     50,664      57,202      63,548
   Provision for loan and lease losses......    168,755      31,930      12,500
   (Loss) income before taxes...............   (125,063)     (8,275)     28,368
   Net (loss) income........................   (117,636)     (4,969)     16,393
   Comprehensive (loss) income..............   (117,407)     (5,316)     16,393

31. Condensed Consolidating Financial Information

   The following represents condensed consolidating financial information as of December 31, 2000 and December 31, 1999, and for the years ended December 31, 2000, 1999 and 1998, with respect to the financial position, results of operations and cash flows of the Company and its wholly-owned and majority-owned subsidiaries. On January 17, 1997, the Company sold $200 million of 9.875% Senior Notes due 2007. As of December 31, 2000, the 9.875% Senior Notes are guaranteed by five of the Company's wholly-owned subsidiaries, IBC, ICAI, ICCAMC, Imperial Credit Worldwide ("ICW") and AMN (the "Guarantor Subsidiaries"). As of December 31, 2000, the non-guarantor subsidiaries are SPB, ICG and ICCTI. FMC was a guarantor subsidiary through September 30, 1997. Each of the guarantees is full and unconditional and joint and several. The summarized consolidated financial information is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors as management has determined that such information is not material to investors. None of the subsidiary guarantors is restricted from making distributions to the Company.

                        IMPERIAL CREDIT INDUSTRIES, INC.

                     CONSOLIDATING CONDENSED BALANCE SHEET

                            As of December 31, 2000

                                                     Non-
                                     Guarantor    Guarantor
                            ICII    Subsidiaries Subsidiaries Eliminations Consolidated
                          --------  ------------ ------------ ------------ ------------
                                                 (In thousands)
         ASSETS
         ------

Cash....................  $  2,975    $  4,128    $   29,214   $  (5,379)   $   30,938
Interest bearing
 deposits...............    12,965         --        170,228         --        183,193
Investments in Federal
 Home Loan Bank stock...       --          --          4,148         --          4,148
Securities available for
 sale and trading.......    40,378      52,449       148,907     (14,000)      227,734
Loans held for sale.....       885         --        385,584         --        386,469
Loans held for
 investment, net........    51,888       1,984     1,110,622     (42,000)    1,122,494
Real property...........       --       53,198           --          --         53,198
Retained interest in
 loan and lease
 securitizations........       --        6,330           --          --          6,330
Investment in
 subsidiaries...........   116,576         --            --     (116,576)          --
Goodwill................    16,154         --         16,176         --         32,330
Other assets............    20,029      15,198        32,378      (4,492)       63,113
Net assets of
 discontinued
 operations.............    29,753     (12,123)          --          --         17,630
                          --------    --------    ----------   ---------    ----------
  Total assets..........  $291,603    $121,164    $1,897,257   $(182,447)   $2,127,577
                          ========    ========    ==========   =========    ==========
    LIABILITIES AND
  SHAREHOLDERS' EQUITY
  --------------------

Deposits................  $    --     $    --     $1,638,083   $  (5,379)   $1,632,704
Borrowings from FHLB....       --          --         65,000         --         65,000
Other borrowings........     1,220      43,854        81,044     (42,000)       84,118
ROPES...................    44,211         --         (1,326)        --         42,885
Senior notes............   176,757         --            --          --        176,757
Minority interest in
 consolidated
 subsidiaries...........       --            3           --        1,113         1,116
Goodwill................       --       23,797           --          --         23,797
Other liabilities.......    29,973      21,082        15,196      (4,493)       61,758
                          --------    --------    ----------   ---------    ----------
  Total liabilities.....   252,161      88,736     1,797,997     (50,759)    2,088,135
                          --------    --------    ----------   ---------    ----------
Shareholders' equity:
Preferred stock.........       --        1,009        14,000     (15,009)          --
Common stock............    97,668     107,565       122,792    (230,357)       97,668
(Accumulated deficit)
 retained earnings......   (64,889)    (82,402)      (37,414)    119,816       (64,889)
Shares held in deferred
 executive compensation
 plan...................     5,745       5,745           --       (5,745)        5,745
Accumulated other
 comprehensive income
 (loss).................       918         511          (118)       (393)          918
                          --------    --------    ----------   ---------    ----------
  Total shareholders'
   equity...............    39,442      32,428        99,260    (131,688)       39,442
                          --------    --------    ----------   ---------    ----------
  Total liabilities and
   shareholders'
   equity...............  $291,603    $121,164    $1,897,257   $(182,447)   $2,127,577
                          ========    ========    ==========   =========    ==========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                          Year Ended December 31, 2000

                                                      Non-
                                      Guarantor    Guarantor
                            ICII     Subsidiaries Subsidiaries Eliminations Consolidated
                          ---------  ------------ ------------ ------------ ------------
                                                 (In thousands)
Interest income.........  $  17,565    $  8,837    $ 204,732     $ (6,309)   $ 224,825
Interest expense........     26,885       4,048      115,589       (6,309)     140,213
                          ---------    --------    ---------     --------    ---------
Net interest (expense)
 income.................     (9,320)      4,789       89,143          --        84,612
Provision for loan and
 lease losses...........        167      12,053      168,755          --       180,975
                          ---------    --------    ---------     --------    ---------
  Net interest expense
   after provision for
   loan and lease
   losses...............     (9,487)     (7,264)     (79,612)         --       (96,363)
                          ---------    --------    ---------     --------    ---------
Gain (loss) on sale of
 loans and leases.......        --          563       (1,334)         --          (771)
Asset management fees...        --        3,239          --           --         3,239
Investment banking and
 brokerage fees.........        --          --        21,057          --        21,057
Loan servicing income...       (160)      4,583        1,570          --         5,993
Gain on sale of equity
 securities.............     11,871         --         1,117          --        12,988
Equity in net income of
 ICG....................        479         --           --           --           479
Rental income...........        --        8,183          --           --         8,183
Mark to market on
 securities and loans
 held for sale..........     (1,721)     (5,058)      (6,031)         --       (12,810)
Other income............       (432)      2,810        9,900          --        12,278
                          ---------    --------    ---------     --------    ---------
  Total fee and other
   income...............     10,037      14,320       26,279          --        50,636
                          ---------    --------    ---------     --------    ---------
Personnel expense.......      3,198       7,640       39,259          --        50,097
Amortization of
 servicing rights.......        --          529          --           --           529
Occupancy expense.......        313         709        4,424          --         5,446
Net expenses of other
 real estate owned......        169         858          359          --         1,386
Professional services...      9,040       2,394        4,337          --        15,771
Amortization of
 goodwill, net..........        924      (1,130)       1,637          --         1,431
General, administrative
 and other expense......      2,180       7,388       18,809          --        28,377
                          ---------    --------    ---------     --------    ---------
  Total expenses........     15,824      18,388       68,825          --       103,037
                          ---------    --------    ---------     --------    ---------
Merger expenses.........        --        9,397          --           --         9,397
Loss from continuing
 operations before
 income taxes, minority
 interest, deferred
 inter-company expense
 and extraordinary
 item...................    (15,274)    (20,729)    (122,158)         --      (158,161)
Income taxes............     12,725      (2,708)      (7,661)         --         2,356
Minority interest in
 income (loss) of
 consolidated
 subsidiaries...........        --          130           (9)       1,004        1,125
                          ---------    --------    ---------     --------    ---------
Loss from continuing
 operations before
 equity in undistributed
 income of
 subsidiaries...........    (27,999)    (18,151)    (114,488)      (1,004)    (161,642)
Equity in undistributed
 (loss) income of
 subsidiaries...........   (138,861)        --           --       138,861          --
                          ---------    --------    ---------     --------    ---------
(Loss) income from
 continuing operations..   (166,860)    (18,151)    (114,488)     137,857     (161,642)
Loss from discontinued
 operations.............        --       (5,218)         --           --        (5,218)
                          ---------    --------    ---------     --------    ---------
(Loss) income before
 extraordinary item.....   (166,860)    (23,369)    (114,488)     137,857     (166,860)
Extraordinary item--gain
 on early extinguishment
 of debt, net of income
 taxes..................      3,534         --           --           --         3,534
                          ---------    --------    ---------     --------    ---------
Net (loss) income
 available for common
 shares.................  $(163,326)   $(23,369)   $(114,488)    $137,857    $(163,326)
                          =========    ========    =========     ========    =========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                          Year Ended December 31, 2000

                                                     Non-
                                     Guarantor    Guarantor
                           ICII     Subsidiaries Subsidiaries Eliminations Consolidated
                         ---------  ------------ ------------ ------------ ------------
                                                (In thousands)
Net cash (used in)
 provided by operating
 activities............. $(119,081)   $ 10,672     $(41,687)   $ 117,846     $(32,250)
                         ---------    --------     --------    ---------     --------
Cash flows from
 investing activities:
  Net change in interest
   bearing deposits.....    22,084       1,116       42,247          --        65,447
  Sales and collections
   of securities
   available for sale...    10,180         939       19,768        2,499       33,386
  Purchase of securities
   available for sale...       --          --       (50,000)         --       (50,000)
  Net change in loans
   held for investment..    10,189       6,441      (85,588)       4,113      (64,845)
  Proceeds from sale of
   securities...........    22,495         --           --           --        22,495
  Net cash received in
   ICCMIC acquisition...       --       11,524          --           --        11,524
  Investment in SPB
   subordinated debt....   (24,000)        --           --        24,000          --
  Investment in SPB
   noncumulative
   perpetual preferred
   stock................    (5,000)        --         5,000          --           --
  Net change in
   investment in
   subsidiaries.........   123,446         --           --      (123,446)         --
  Other, net............    (3,130)      1,294        5,511          --         3,675
                         ---------    --------     --------    ---------     --------
Net cash provided by
 (used in) investing
 activities.............   156,264      21,314      (63,062)     (92,834)      21,682
                         ---------    --------     --------    ---------     --------
Cash flows from
 financing activities:
  Net change in
   deposits.............       --       (2,050)      11,929        8,067       17,946
  Advances from Federal
   Home Loan Bank.......       --          --        95,000          --        95,000
  Repayments of advances
   from Federal Home
   Loan Bank............       --          --       (30,000)         --       (30,000)
  Net change in other
   borrowings...........    (6,691)    (25,241)       7,290      (26,188)     (50,830)
  Repurchase of Senior
   Notes................    (6,498)        --           --           --        (6,498)
  Repurchase of ROPES...   (15,060)        --           --           --       (15,060)
  Repurchase of common
   stock................    (4,062)        --           --           --        (4,062)
  Proceeds from exercise
   of stock options.....        43         --           --           --            43
  Capital contribution..   (15,000)        --        15,000          --           --
  Other, net............     1,950      (1,949)        (108)       1,176        1,069
                         ---------    --------     --------    ---------     --------
Net cash used in
 financing activities...   (45,318)    (29,240)      99,111      (16,945)       7,608
                         ---------    --------     --------    ---------     --------
  Net change in cash....    (8,135)      2,746       (5,638)       8,067       (2,960)
  Cash at beginning of
   period...............    11,110       1,382       34,852      (13,446)      33,898
                         ---------    --------     --------    ---------     --------
  Cash at end of
   period............... $   2,975    $  4,128     $ 29,214    $  (5,379)    $ 30,938
                         =========    ========     ========    =========     ========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                     CONSOLIDATING CONDENSED BALANCE SHEET

                            As of December 31, 1999

                                                    Non-
                                    Guarantor    Guarantor
                            ICII   Subsidiaries Subsidiaries Eliminations Consolidated
                          -------- ------------ ------------ ------------ ------------
                                                 (In thousands)

         ASSETS
         ------

Cash....................  $ 11,110   $  1,382    $   34,852   $ (13,446)   $   33,898
Interest bearing
 deposits...............    35,049        --        213,133         --        248,182
Investments in Federal
 Home Loan Bank stock...       --         --          6,960         --          6,960
Securities available for
 sale and trading.......    74,827     41,460       132,042     (13,150)      235,179
Loans held for sale.....     1,441     12,300       275,657         --        289,398
Loans held for
 investment, net........    55,721     17,105     1,211,862     (51,617)    1,233,071
Retained interest in
 loan and lease
 securitizations........       --      10,220           --          --         10,220
Investment in
 subsidiaries...........   255,024        --            --     (255,024)          --
Goodwill................    11,778      4,306        18,877         --         34,961
Other assets............    26,230     12,488        27,300       6,236        72,254
Net assets of
 discontinued
 operations.............    44,396     (6,904)          --          --         37,492
                          --------   --------    ----------   ---------    ----------
  Total assets..........  $515,576   $ 92,357    $1,920,683   $(327,001)   $2,201,615
                          ========   ========    ==========   =========    ==========

    LIABILITIES AND
  SHAREHOLDERS' EQUITY
  ---------------------
Deposits................  $    --    $  2,050    $1,626,154   $ (13,446)   $1,614,758
Other borrowings........     7,911      8,456       103,323     (45,381)       74,309
ROPES...................    63,915     (2,165)          --          --         61,750
Senior notes............   185,185        --            --          --        185,185
Minority interest in
 consolidated
 subsidiaries...........       103          2           155       2,424         2,684
Other liabilities.......    53,082      4,341           126         --         57,549
                          --------   --------    ----------   ---------    ----------
  Total liabilities.....   310,196     12,684     1,729,758     (56,403)    1,996,235
                          --------   --------    ----------   ---------    ----------
Shareholders' equty:
Preferred stock.........       --      14,150           --      (14,150)          --
Common stock............    97,220    120,551       110,977    (231,528)       97,220
Retained earnings
 (accumulated deficit)..    98,437    (64,641)       80,295     (15,654)       98,437
Shares held in deferred
 executive compensation
 plan...................     7,107      7,107           --       (7,107)        7,107
Accumulated other
 comprehensive income
 (loss).................     2,616      2,506          (347)     (2,159)        2,616
                          --------   --------    ----------   ---------    ----------
  Total shareholders'
   equity...............   205,380     79,673       190,925    (270,598)      205,380
                          --------   --------    ----------   ---------    ----------
  Total liabilities and
   shareholders'
   equity...............  $515,576   $ 92,357    $1,920,683   $(327,001)   $2,201,615
                          ========   ========    ==========   =========    ==========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                          Year Ended December 31, 1999

                                                     Non-
                                     Guarantor    Guarantor
                            ICII    Subsidiaries Subsidiaries Eliminations Consolidated
                          --------  ------------ ------------ ------------ ------------
                                                 (In thousands)
Interest income.........  $ 21,521    $  9,639     $183,576     $(7,298)     $207,438
Interest expense........    32,184       1,595       92,599      (4,771)      121,607
                          --------    --------     --------     -------      --------
Net interest (expense)
 income.................   (10,663)      8,044       90,977      (2,527)       85,831
Provision for loan and
 lease losses...........       210       3,200       31,930         --         35,340
                          --------    --------     --------     -------      --------
  Net interest (expense)
   income after
   provision for loan
   and lease losses.....   (10,873)      4,844       59,047      (2,527)       50,491
                          --------    --------     --------     -------      --------
Gain on sale of loans
 and leases.............        20       4,398        2,062         --          6,480
Asset management fees...       --       10,054          --          --         10,054
Investment banking and
 brokerage fees.........       --          --        27,198         --         27,198
Loan servicing income...        59       4,397        2,429         --          6,885
Gain (loss) on sale of
 equity securities......    31,434        (298)       1,606         --         32,742
Equity in net loss of
 FMC....................       (53)        --           --          --            (53)
Mark to market on
 securities and loans
 held for sale..........    11,314     (15,022)     (24,933)        --        (28,641)
Dividends received from
 subsidiaries...........     6,564         --           --       (6,564)          --
Other income............     1,965       3,169        8,760         --         13,894
                          --------    --------     --------     -------      --------
  Total fee and other
   income...............    51,303       6,698       17,122      (6,564)       68,559
                          --------    --------     --------     -------      --------
Personnel expense.......     3,133      14,574       42,634         --         60,341
Amortization of
 servicing rights.......       --          259        3,964         --          4,223
Occupancy expense.......       784         911        3,963         --          5,658
Net (income) expenses of
 other real estate
 owned..................       (23)        717          692         --          1,386
Professional services...     2,770       2,725        4,770         --         10,265
Amortization of
 goodwill...............       200      12,653        1,653         --         14,506
General, administrative
 and other expense......     2,454       4,048       23,719         --         30,221
                          --------    --------     --------     -------      --------
  Total expenses........     9,318      35,887       81,395         --        126,600
                          --------    --------     --------     -------      --------
Income (loss) from
 continuing operations
 before income taxes,
 minority interest,
 deferred inter- company
 expense and
 extraordinary item.....    31,112     (24,345)      (5,226)     (9,091)       (7,550)
Income taxes............    10,020      (9,789)      (3,305)        --         (3,074)
Minority interest in
 income (loss) of
 consolidated
 subsidiaries...........       421         (46)         572         527         1,474
                          --------    --------     --------     -------      --------
Income (loss) from
 continuing operations
 before equity in
 undistributed income of
 subsidiaries...........    20,671     (14,510)      (2,493)     (9,618)       (5,950)
Equity in undistributed
 (loss) income of
 subsidiaries...........   (27,520)        --           --       27,520           --
                          --------    --------     --------     -------      --------
(Loss) income from
 continuing operations..    (6,849)    (14,510)      (2,493)     17,902        (5,950)
Loss from discontinued
 operations.............       --         (899)         --          --           (899)
                          --------    --------     --------     -------      --------
(Loss) income before
 extraordinary item.....    (6,849)    (15,409)      (2,493)     17,902        (6,849)
Extraordinary item--gain
 on early extinguishment
 of debt, net of income
 taxes..................     4,021         --           --          --          4,021
                          --------    --------     --------     -------      --------
Net (loss) income.......    (2,828)    (15,409)      (2,493)     17,902        (2,828)
Preferred stock
 dividends..............       --        2,527          --       (2,527)          --
                          --------    --------     --------     -------      --------
Net (loss) income
 available for common
 shares.................  $ (2,828)   $(17,936)    $ (2,493)    $20,429      $ (2,828)
                          ========    ========     ========     =======      ========

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
                         ========    ========    =========     ========    =========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                     CONSOLIDATING CONDENSED BALANCE SHEET

                            As of December 31, 1998

                                                     Non-
                                     Guarantor    Guarantor
                            ICII    Subsidiaries Subsidiaries Eliminations Consolidated
                          --------  ------------ ------------ ------------ ------------
                                                 (In thousands)
         ASSETS
         ------
Cash....................  $  3,224    $    725    $  296,259   $  (2,436)   $  297,772
Interest bearing
 deposits...............     2,281         423        (1,289)        --          1,415
Investments in Federal
 Home Loan Bank stock...       --          --          4,657         --          4,657
Securities available for
 sale and trading.......   118,623       8,421       113,723     (10,000)      230,767
Loans held for sale.....     1,698      33,160       284,203         --        319,061
Loans held for
 investment, net........    45,029       7,467     1,302,599     (35,000)    1,320,095
Servicing rights........       --          365         3,964         --          4,329
Retained interest in
 loan and lease
 securitizations........       --       27,011           --          --         27,011
Investment in FMC.......    56,334         --            --          --         56,334
Investment in
 subsidiaries...........   276,863         --            --     (276,863)          --
Goodwill................       --       16,959        20,539         --         37,498
Other assets............    32,247      12,200        28,910      (1,925)       71,432
Net assets of
 discontinued
 operations.............    43,624       3,188           --          --         46,812
                          --------    --------    ----------   ---------    ----------
    Total assets........  $579,923    $109,919    $2,053,565   $(326,224)   $2,417,183
                          ========    ========    ==========   =========    ==========
    LIABILITIES AND
  SHAREHOLDERS' EQUITY
  --------------------
Deposits................  $    --     $    --     $1,716,689   $  (2,437)   $1,714,252
Borrowings from FHLB....       --          --         20,000         --         20,000
Other borrowings........    20,481      15,097       103,617     (36,925)      102,270
ROPES...................    72,165      (2,165)          --          --         70,000
Senior notes............   219,858         --            --          --        219,858
Minority interest in
 consolidated
 subsidiaries...........      (628)      2,109           133       1,603         3,217
Other liabilities.......    34,526       7,253        12,286         --         54,065
                          --------    --------    ----------   ---------    ----------
    Total liabilities...   346,402      22,294     1,852,725     (37,759)    2,183,662
                          --------    --------    ----------   ---------    ----------
Shareholders' equity:
  Preferred stock.......       --       12,000           --      (12,000)          --
  Common stock..........   129,609     135,279       114,258    (249,537)      129,609
  Retained earnings
   (accumulated
   deficit).............   101,265     (63,487)       86,582     (23,095)      101,265
  Shares held in
   deferred executive
   compensation plan....     3,833       3,833           --       (3,833)        3,833
  Accumulated other
   comprehensive loss...    (1,186)        --            --          --         (1,186)
                          --------    --------    ----------   ---------    ----------
    Total shareholders'
     equity.............   233,521      87,625       200,840    (288,465)      233,521
                          --------    --------    ----------   ---------    ----------
    Total liabilities
     and shareholders'
     equity.............  $579,923    $109,919    $2,053,565   $(326,224)   $2,417,183
                          ========    ========    ==========   =========    ==========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                          Year Ended December 31, 1998

                                                     Non-
                                     Guarantor    Guarantor
                            ICII    Subsidiaries Subsidiaries Eliminations Consolidated
                          --------  ------------ ------------ ------------ ------------
                                                 (In thousands)
Interest income.........  $ 30,082    $ 12,962     $197,209     $(4,413)     $235,840
Interest expense........    30,617       1,131       95,771      (4,413)      123,106
                          --------    --------     --------     -------      --------
Net interest (expense)
 income.................      (535)     11,831      101,438         --        112,734
Provision for loan and
 lease losses...........       --        2,950       12,500         --         15,450
                          --------    --------     --------     -------      --------
  Net interest (expense)
   income after
   provision for loan
   and lease losses.....      (535)      8,881       88,938         --         97,284
                          --------    --------     --------     -------      --------
Gain on sale of loans
 and leases.............        46       4,790       10,052         --         14,888
Asset management fees...       --        7,591          --          --          7,591
Investment banking and
 brokerage fees.........       --          --        18,633        (170)       18,463
Loan servicing (expense)
 income.................      (434)      4,907        7,510         --         11,983
Loss on sale of equity
 securities.............      (179)        (50)        (363)        --           (592)
Equity in net income of
 SPFC...................    12,739         --           --          --         12,739
Equity in net income of
 FMC....................     3,235         --           --          --          3,235
Mark to market on
 securities and loans
 held for sale..........    (4,993)    (11,604)     (25,791)        --        (42,388)
Loss on impairment of
 equity securities......  (120,138)        --           --          --       (120,138)
Dividends received from
 subsidiaries...........    25,410         --           --      (25,410)          --
Other income............       362       1,292       11,464         --         13,118
                          --------    --------     --------     -------      --------
   Total other (loss)
    income..............   (83,952)      6,926       21,505     (25,580)      (81,101)
                          --------    --------     --------     -------      --------
Personnel expense.......     4,415       9,715       47,506         --         61,636
Amortization of
 servicing rights.......       --         (365)       1,851         --          1,486
Occupancy expense.......     1,267         942        3,541         --          5,750
Net (income) expenses of
 other real estate
 owned..................      (548)        459         (812)        --           (901)
Professional services...     2,897       2,773        5,348        (170)       10,848
Amortization of
 goodwill...............       --        1,084        1,602         --          2,686
Provision for loss on
 loan repurchase........     4,750         --           --          --          4,750
General, administrative
 and other expense......     3,493       4,121       26,967         --         34,581
                          --------    --------     --------     -------      --------
   Total expenses.......    16,274      18,729       86,003        (170)      120,836
                          --------    --------     --------     -------      --------
(Loss) income from
 continuing operations
 before income taxes,
 minority interest,
 deferred inter--
 company expense and
 extraordinary item.....  (100,761)     (2,922)      24,440     (25,410)     (104,653)
Income taxes............   (55,061)       (981)      11,978         --        (44,064)
Minority interest in
 (loss) income of
 consolidated
 subsidiaries...........    (1,552)         88           22         (22)       (1,464)
                          --------    --------     --------     -------      --------
(Loss) income from
 continuing operations
 before equity in
 undistributed income of
 subsidiaries...........   (44,148)     (2,029)      12,440     (25,388)      (59,125)
Equity in undistributed
 (loss) income of
 subsidiaries...........   (29,485)        --           --       29,485           --
                          --------    --------     --------     -------      --------
(Loss) income from
 continuing operations..   (73,633)     (2,029)      12,440       4,097       (59,125)
Loss from discontinued
 operations.............       --       (3,232)         --          --         (3,232)
Loss on disposal of
 AMN....................       --      (11,276)         --          --        (11,276)
                          --------    --------     --------     -------      --------
Net (loss) income.......  $(73,633)   $(16,537)    $ 12,440     $ 4,097      $(73,633)
                          ========    ========     ========     =======      ========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                          Year Ended December 31, 1998

                                                    Non-
                                    Guarantor    Guarantor
                           ICII    Subsidiaries Subsidiaries Eliminations Consolidated
                         --------  ------------ ------------ ------------ ------------
                                                (In thousands)
Net cash (used in)
 provided by operating
 activities............. $(50,644)   $(27,150)   $  39,006     $ 1,653     $ (37,135)
                         --------    --------    ---------     -------     ---------
Cash flows from
 investing activities:
  Net change in interest
   bearing deposits.....   29,109         726       72,488         --        102,323
  Purchase of securities
   available for sale...  (16,651)       (900)         --          --        (17,551)
  Sale of securities
   available for sale...      --        8,818          --          --          8,818
  Net change loans held
   for investment.......   10,884      15,738     (303,251)        --       (276,629)
  Proceeds of sale of
   OREO.................    2,558       9,360        1,825         --         13,743
  Proceeds of sales of
   IMH stock............      867         --           --          --            867
  Purchases of premises
   and equipment........   (1,721)       (671)      (5,441)        --         (7,833)
  Redemption of FHLB
   stock................      --          --         1,280         --          1,280
  Net change in
   investment in
   subsidiaries.........    4,591         --           --       (4,591)          --
                         --------    --------    ---------     -------     ---------
Net cash provided by
 (used in) investing
 activities.............   29,637      33,071     (233,099)     (4,591)     (174,982)
                         --------    --------    ---------     -------     ---------
Cash flows from
 financing activities:
  Net change in
   deposits.............      --          --       523,924      31,382       555,306
  Advances from Federal
   Home Loan Bank.......      --          --        44,500         --         44,500
  Repayments of advances
   from Federal Home
   Loan Bank............      --          --       (69,500)        --        (69,500)
  Net change in other
   borrowings...........   19,261     (15,153)     (47,911)      1,232       (42,571)
  Capital contributions
   from ICII............   (4,332)      4,332          --          --            --
  Dividends paid to
   ICII.................   20,915     (16,915)      (4,000)        --            --
  Proceeds from exercise
   of stock options.....    1,037         --           --          --          1,037
  Net change in minority
   interest.............   (1,574)       (111)          22       1,706            43
  Repurchase and
   retirement of stock..  (24,305)        --           --          --        (24,305)
                         --------    --------    ---------     -------     ---------
Net cash provided by
 (used in) financing
 activities.............   11,002     (27,847)     447,035      34,320       464,510
                         --------    --------    ---------     -------     ---------
  Net change in cash....  (10,005)    (21,926)     252,942      31,382       252,393
  Cash at beginning of
   period...............   13,229      22,651       43,317     (33,818)       45,379
                         --------    --------    ---------     -------     ---------
  Cash at end of
   period............... $  3,224    $    725    $ 296,259     $(2,436)    $ 297,772
                         ========    ========    =========     =======     =========

________________________________________________IMPERIAL CREDIT INDUSTRIES, INC.

32. Imperial Credit Industries, Inc. (Parent Company Only)

                            CONDENSED BALANCE SHEETS

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                             (In thousands)
                          ASSETS
                          ------
Cash....................................................... $  2,975  $ 11,110
Interest bearing deposits..................................   12,965    35,049
Securities available for sale..............................   22,130    41,365
Trading securities.........................................   18,248    33,462
Loans held for sale........................................      885     1,441
Loans held for investment, net.............................   51,888    55,721
Premises and equipment, net................................    1,327     1,846
Other real estate owned, net...............................      --        187
Investment in subsidiaries.................................  116,576   255,024
Accrued interest on loans..................................    2,728     2,135
Goodwill...................................................   16,154    11,778
Other assets...............................................   15,974    22,062
Net assets of discontinued operations......................   29,753    44,396
                                                            --------  --------
    Total assets........................................... $291,603  $515,576
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Other borrowings........................................... $  1,220  $  7,911
Company obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely debentures
 of the company ("ROPES")..................................   44,211    63,915
Senior Notes...............................................  176,757   185,185
Minority interest in consolidated subsidiaries.............                103
Other liabilities..........................................   29,973    53,082
                                                            --------  --------
    Total liabilities......................................  252,161   310,196
                                                            --------  --------
Shareholders' equity:
  Common stock, no par value, authorized 80,000,000 shares;
   32,096,361 and 33,198,661 shares issued and outstanding
   at December 31, 2000 and 1999, respectively.............   97,668    97,220
  (Accumulated deficit) retained earnings..................  (64,889)   98,437
  Shares held in deferred executive compensation plan......    5,745     7,107
  Accumulated other comprehensive income--unrealized gain
   (loss) on securities available for sale, net............      918     2,616
                                                            --------  --------
    Total shareholders' equity.............................   39,442   205,380
                                                            --------  --------
    Total liabilities and shareholders' equity............. $291,603  $515,576
                                                            ========  ========

                        IMPERIAL CREDIT INDUSTRIES, INC.

       CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                   Years Ended December 31,
                                                 ------------------------------
                                                   2000       1999      1998
                                                 ---------  --------  ---------
                                                        (In thousands)
Interest income................................  $  17,565  $ 21,521  $  30,082
Interest expense...............................     26,885    32,184     30,617
                                                 ---------  --------  ---------
  Net interest (expense) income................     (9,320)  (10,663)      (535)
Provision for loan and lease losses............        167       210        --
                                                 ---------  --------  ---------
Net interest expense after provision for loan
 and lease losses..............................     (9,487)  (10,873)      (535)
Gain (loss) on sale of loans...................        --         20         46
Loan servicing income (expense)................       (160)       59       (434)
Loss on impairment of securities...............        --        --    (120,138)
Gain (loss) on sale of securities..............     11,871    31,434       (179)
Mark to market on securities...................     (1,721)   11,314     (4,993)
Dividends received from subsidiaries...........        --      6,564     25,410
Equity in net income of SPFC...................        --        --      12,739
Equity in net (loss) income of FMC.............        --        (53)     3,235
Equity in net income of ICG....................        479       --         --
Other income (loss)............................       (432)    1,965        362
                                                 ---------  --------  ---------
  Total other income (loss)....................     10,037    51,303    (83,952)
                                                 ---------  --------  ---------
Personnel expense..............................      3,198     3,133      4,415
Occupancy expense..............................        313       784      1,267
Other expense..................................     12,313     5,401     10,592
                                                 ---------  --------  ---------
  Total expenses...............................     15,824     9,318     16,274
                                                 ---------  --------  ---------
Income (loss) before income taxes, minority
 interest, deferred inter- company items and
 extraordinary item............................    (15,274)   31,112   (100,761)
Income taxes...................................     12,725    10,020    (55,061)
                                                 ---------  --------  ---------
Income (loss) before minority interest,
 deferred inter-company items and extraordinary
 item..........................................    (27,999)   21,092    (45,700)
Minority interest in income (loss) of
 consolidated subsidiaries.....................        --        421     (1,552)
                                                 ---------  --------  ---------
Income (loss) before extraordinary item........    (27,999)   20,671    (44,148)
Extraordinary item--income on extinguishment of
 debt, net of income taxes.....................      3,534     4,021        --
                                                 ---------  --------  ---------
Income (loss) before equity in undistributed
 income of subsidiaries........................    (24,465)   24,692    (44,148)
Equity in undistributed (loss) income of
 subsidiaries, net of income taxes(1)..........   (138,861)  (27,520)   (29,485)
                                                 ---------  --------  ---------
  Net loss.....................................  $(163,326) $ (2,828) $ (73,633)
                                                 =========  ========  =========

--------
(1) Includes net loss from discontinued operations of $5.2 million, $899,000 and $14.5 million for 2000, 1999 and 1998, respectively.

                        IMPERIAL CREDIT INDUSTRIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                  Years Ended December 31,
                                                 -----------------------------
                                                   2000       1999      1998
                                                 ---------  --------  --------
                                                       (In thousands)
Net cash (used in) provided by operating
 activities..................................... $(119,081) $ 19,031  $(50,644)
                                                 ---------  --------  --------
Cash flows from investing activities:
  Net change in interest bearing deposits.......    22,084   (32,768)   29,109
  Proceeds from sale of other real estate
   owned........................................       --      1,216     2,558
  Purchase of securities available for sale.....       --     (4,050)  (16,651)
  Sale and collections of securities available
   for sale.....................................    10,180     4,875       --
  Proceeds from sale of securities..............    22,495    91,709       867
  Net change in loans held for investment.......    10,189   (11,984)   10,884
  Net change in investment in subsidiaries......   123,446    21,839     4,591
  Investment in SPB subordinated debt...........   (24,000)      --        --
  Investment in SPB noncumulative perpetual
   preferred stock..............................    (5,000)      --        --
  Cash utilized for acquisitions................    (2,822)   (8,132)      --
  Other.........................................      (308)   (1,246)   (1,721)
                                                 ---------  --------  --------
Net cash provided by investing activities.......   156,264    61,459    29,637
                                                 ---------  --------  --------
Cash flows from financing activities:
  Proceeds from issuance of mandatorily
   redeemable cumulative preferred stock........       --     30,000       --
  Repurchase and extinguishment of mandatorily
   redeemable cumulative preferred stock........       --    (31,353)      --
  Repurchase and extinguishment of ROPES........   (15,060)   (6,628)      --
  Repurchase and extinguishment of Senior
   Notes........................................    (6,498)  (27,453)      --
  Repurchase and retirement of common stock and
   warrants.....................................    (4,062)  (29,460)  (24,305)
  Capital contributions to consolidated
   subsidiaries.................................   (15,000)   (2,681)   (4,332)
  Dividends and return of capital received from
   consolidated subsidiaries....................       --      6,561    20,915
  Proceeds from exercise of stock options.......        43       249     1,037
  Net change in other borrowings................    (6,691)  (12,570)   19,261
  Net change in minority interest...............       --        731    (1,574)
  Other.........................................     1,950       --        --
                                                 ---------  --------  --------
Net cash (used in) provided by financing
 activities.....................................   (45,318)  (72,604)   11,002
                                                 ---------  --------  --------
Net change in cash..............................    (8,135)    7,886   (10,005)
Cash at beginning of year.......................    11,110     3,224    13,229
                                                 ---------  --------  --------
Cash at end of year............................. $   2,975  $ 11,110  $  3,224
                                                 =========  ========  ========

                       IMPERIAL CREDIT INDUSTRIES, INC.

Supplemental Disclosure of Cash Flow Information

   The following information supplements the condensed statements of cash flows:

                                                          December 31,
                                                     ------------------------
                                                      2000     1999    1998
                                                     -------  ------- -------
                                                         (In thousands)
   Cash paid (received) during the period for:
     Interest....................................... $27,400  $33,911 $28,892
     Income taxes...................................  (4,123)     817   5,884
   Significant non-cash activities:
     Loans transferred to OREO......................     114    1,082   2,798
     Change in unrealized gain on securities
      available for sale, net.......................   1,698    3,802  (3,112)
     Assets contributed to SPB......................     --       --    9,547
     Issuance of warrants...........................   3,082      --      --

33. Issuance of Warrants to Purchase Common Stock

   In October 2000, we reached an agreement with the plaintiffs to settle the securities class action litigation identified as In re Southern Pacific Funding Corporation Securities Litigation, Lead Case No. CV98-1239-MA, in the U.S. District Court for the District of Oregon. As a part of the settlement, ICII agreed to issue warrants to purchase three million shares of ICII Common Stock with an exercise price of $3.00 per share. The warrants have a term of seven years from their issuance date. The Common Stock to be issued upon the exercise of the warrants will be registered and freely tradable and have the same rights as ICII's existing Common Stock. The warrants will have change of control and typical anti-dilution and adjustment features. The warrants were valued using the Black-Scholes option pricing model and have an estimated value of $1.03 per warrant. The issuance of the warrants resulted in a charge to operations, and a credit to shareholders' equity of $3.1 million.

34. Subsequent Events

 Recapitalization Transaction

   On March 30, 2001 we completed the issuance of $16.2 million of Senior Secured Debt. The notes bear an interest rate of 12% and mature on April 30, 2002. The issuance of the Senior Secured Debt is the first step in a recapitalization plan first announced by our company in February 2001.

   Subsequent to the completed Senior Secured Debt offering, we will offer pro rata a package of the following securities in exchange (the "Debt Exchange") for our three currently outstanding series of debt securities (the "Old Notes"): (i) 12% Senior Secured Notes due 2005 (the "Exchange Notes"), (ii) up to 2.0 million shares of our Common Stock, no par value and (iii) warrants to purchase up to an additional 7.0 million shares of Common Stock at an exercise price of $2.15 per share. Concurrently with consummation of the Debt Exchange, we will issue up to 7.04 million shares of Common Stock to the holders of a majority in interest of our Old Notes who executed the recapitalization agreement. We further intend to issue and sell at least $10.0 million principal amount of 12% Convertible Subordinated Notes due 2005 to accredited investors in a private placement. The Convertible Subordinated Notes will be convertible into Common Stock of the Company at $1.25 per share.

   The holders of Old Notes will be offered Exchange Notes as follows: (i) the holders of our 10.25% Remarketed Par Securities due 2002 will be offered to convert into Exchange Notes at $0.80 per dollar of face amount of such Old Notes, (ii) the holders of our 9.875% Senior Notes due 2007 will be offered to convert into Exchange Notes at $0.65 per dollar of face amount of such Old Notes, and (iii) the holders of our 9.75% Senior Notes due 2004 will be offered to convert into Exchange Notes at $0.50 per dollar of face amount of such Old Notes. A majority-in-interest of the 10.25% Remarketed Par Securities due 2002 and our 9.875% Senior Notes

                       IMPERIAL CREDIT INDUSTRIES, INC.

due 2007 have agreed to participate in the Debt Exchange, and to strip the Old Notes of all currently existing financial covenants. Supplemental indentures eliminating all covenants related to the Old Notes have been executed.

   Subject to the occurrence of certain conditions (including the closing of the Debt Exchange and the issuance of Convertible Subordinated Notes), all of the Senior Secured Debt will be automatically exchanged into (i) $18.2 million principal amount of Exchange Notes, (ii) 249,052 shares of Common Stock, and
(iii) warrants to purchase up to an additional 781,681 shares of Common Stock at an exercise price of $2.155 per share. Each of the Senior Secured Debt purchasers will further have the right during the period following the Debt Exchange and ending March 31, 2002 to elect to exchange all or a portion of their Exchange Notes and related shares of Common Stock and Debt Exchange Warrants into $18.2 million principal amount of Convertible Subordinated Notes. The Convertible Subordinated Notes will have a 12% coupon and will be convertible into Common Stock at $1.25 per share.

   The Senior Secured Debt Holders will be entitled to receive additional amounts of Exchange Notes in connection with the sale of such notes by March 31, 2002 (and for a period of 60 days thereafter) if, with respect to specified types of sales, the average trading price of the Exchange Notes during the 30-day period ending on the last day of the month preceding the month in which such sale occurs is less than a price of 89 or, for other specified types of sales, if their net proceeds from such sales, are less than 89% of the principal amount of the Exchange Notes that are sold. In any such event, each of such holders will be entitled to receive from us, pro rata in accordance with the respective aggregate principal amounts of such Exchange Notes held by such holder, additional principal amounts of Exchange Notes as will generate net proceeds equal to the difference, expressed as a dollar amount, between (i) 89% of the aggregate principal amount of the Exchange Notes sold by such holder and, depending on the types of sales, either the sum of (a) the average trading value of such Exchange Notes and (b) the net proceeds, if any, resulting from the required concurrent actions as defined in the recapitalization agreement or the sum of (x) the net proceeds from such sale of Exchange Notes and (y) the net proceeds, if any, resulting from the required concurrent actions; provided, that in either event, the maximum principal amount of additional Exchange Notes so issuable to all such holders in the aggregate will be limited to $5.0 million. If additional Exchange Notes are required to be issued, 2.0 million shares of Common Stock that would otherwise be issued to the holders of a majority interest in our Old Notes will be reduced by 800 shares for each $1,000 in principal amount of additional Exchange Notes required to be so issued.

   Sales of Exchange Notes made above the 89% of principal amount threshold by a holder would be taken into account in determining the amount of Exchange Notes, if any, issuable to such holder for sales below the 89% threshold. In addition, if the average trading price of the Exchange Notes during the 30 day period ending March 31, 2002 is less than 70, the Senior Secured Debt Holders will be issued the maximum principal amount of additional Exchange Notes without being obligated to sell any of their Exchange Notes.

   Upon successful completion of the proposed offering ICII will receive gross proceeds of approximately $26 million of new capital, most of which will be invested in Tier I capital of SPB. We believe that this new capital will assist our company in its attempt to increase capital levels at SPB in order to meet regulatory requirements. However, the funds raised as a result of issuing the Senior Secured Debt and the Convertible Subordinated Notes will not provide sufficient capital by themselves to meet the requirements of SPB under its regulatory orders, and as such, we expect to raise additional capital or reduce the size of SPB in order to meet the capital requirements of the regulatory orders. Furthermore, the future exercise of warrants issued in connection with the Debt Exchange is expected to provide an additional approximately $15.0 million of capital for our company at the time of their exercise approximately three years from the date of issuance of the Exchange Notes.

   There can be no assurance that the proposed offering can be completed or that sufficient amounts of capital combined with asset reductions can be achieved such that the Bank might comply with its regulatory order requirements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information with respect to the directors and executive officers of the Company.

              Name            Age            Position with Company
              ----            ---            ---------------------
   H. Wayne Snavely(1)(4)....  59 Chairman of the Board, President and Chief
                                   Executive Officer

   Brad S. Plantiko(1)(4)....  45 Executive Vice President, Chief Financial
                                   Officer and Director

   Irwin L. Gubman(1)........  58 General Counsel and Secretary

   Paul B. Lasiter(4)........  34 Senior Vice President and Controller

   Scott B. Sampson(1)(4)....  58 President of Coast Business Credit

   Stephen J. Shugerman......  53 Director

   Robert S. Muehlenbeck(2)..  53 Director

   Perry A. Lerner(2)(3).....  57 Director

   James P. Staes(3).........  62 Director

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

ITEM 11. EXECUTIVE COMPENSATION

   The members of our board of directors who are not employees of our company receive cash compensation of $7,500 per quarter and $500 for each board of directors meeting attended and for each committee meeting attended which is not on the same day as another board meeting. In addition, these non-employee directors receive options to purchase 10,000 shares of our common stock which vest on the one year anniversary of the date of grant and become first exercisable one year from the date of the grant at a price equal to the fair market value of the common stock on the date of the grant, and which expire on the tenth anniversary of the date of the grant.

   The following table provides information concerning the cash and non-cash compensation earned and received by our Chief Executive Officer and our four highly compensated executive officers (the "Named Executive Officers"), other than our Chief Executive Officer, whose salary and bonus during the fiscal year ended December 31, 2000 exceeded $100,000:

                          SUMMARY COMPENSATION TABLE

                                                                                           Long Term
                                                  Annual Compensation                     Compensation
                                                ------------------------                     Awards
                                                Fiscal                      Other Annual    Options
          Name and Principal Position            Year   Salary   Bonus      Compensation    Granted
          ---------------------------           ------ -------- --------    ------------  ------------
H. Wayne Snavely...............................  2000  $500,000 $500,000(7)   $24,767(1)        --
  President, Chief Executive Officer and         1999   500,000  500,000       76,558(1)    150,000(2)
  Chairman                                       1998   502,114      --        78,640(1)        --

Brad S. Plantiko...............................  2000  $335,571 $300,000(7)   $14,151(3)        --
  Executive Vice President and Chief Financial   1999   175,000  225,471       63,828(3)    100,000(2)
  Officer                                        1998    77,403   99,519       55,815(3)     84,000(2)

Irwin L. Gubman................................  2000  $250,000 $300,000(7)   $15,851(4)        --
  General Counsel and Secretary                  1999   210,385  100,000       64,703(4)    100,000(2)
                                                 1998   201,532  125,000       18,557(4)     26,800(2)

John C. Getzelman..............................  2000  $205,573 $    --       $13,469(5)        --
  President, Southern Pacific Bank               1999   196,285  100,000       16,614(5)     50,000(2)
                                                 1998    15,385      --           923(5)     50,000(2)

Scott B. Sampson...............................  2000  $300,000 $    --       $10,700(6)        --
  President, the Coast Business Credit division  1999   300,000  391,000       10,228(6)        --
  Of Southern Pacific Bank                       1998   227,302  471,404       13,517(6)     67,000(2)

--------
(1) In 2000, 1999 and 1998, consists of a car allowance paid by our company of $18,000, $18,000 and $18,000, respectively, and aggregate contributions paid by our company of $6,767, $58,558 and $60,640, respectively, under employee benefit plans.
(2) See "--Stock Option Plans" for details regarding the terms of such options.
(3) In 2000 and 1999, consists of a car allowance paid by our company of $9,000 and $9,000, respectively, and aggregate contributions paid by our company of $5,151 and $54,828, respectively, under employee benefit plans.
(4) In 2000, 1999 and 1998 consists of a car allowance paid by our company of $9,000, $9,000 and $8,307, respectively, and aggregate contributions paid by our company of $6,851, $55,703 and $10,250, respectively, under employee benefit plans.
(5) In 2000 and 1999, consists of a car allowance paid by our company of $8,308 and $12,000, respectively, and aggregate contributions paid by our company of $5,162 and $4,614, respectively, under employee benefit plans.
(6) In 2000, 1999 and 1998, consists of a car allowance paid by our company of $6,000, $6,000 and $6,000, respectively, and aggregate contributions paid by our company of $4,700, $4,228 and $7,517, respectively, under employee benefit plans.
(7) In 2000, consists of amounts paid primarily in connection with the successful completion of the ICCMIC acquisition.

                 Option Grants, Exercises and Year End Values

                                                             Potential Realized
                                                              Value at Assumed
                                                               Annual Rates of
                                                                 Stock Price
                                                              Appreciation for
                     2000   Percentage  Exercise                 Option Term
                    Options  of Total    Price    Expiration -------------------
Name                Granted   Grants   Per Option    Date       5%        10%
----                ------- ---------- ---------- ---------- --------- ---------
H. Wayne Snavely..     --       --%       $ --        --     $      -- $      --
Brad S. Plantiko..     --       --          --        --            --        --
Irwin L. Gubman...     --       --          --        --            --        --
John C.
 Getzelman........     --       --          --        --            --        --
Scott B. Sampson..     --       --          --        --            --        --

   Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                                   Number of
                                                 Number of     Unexercised Senior
                                                Unexercised        Management
                                               Options at FY-      Options at
                                               End Under the    FY-End Under the    Value of all Unexercised
                           Shares               Option Plan       Option Plan       In-the-Money Options at
                         Acquired on  Value     Exercisable/      Exercisable/         December 31, 1999
          Name            Exercise   Realized Unexercisable(1)  Unexercisable(2)  Exercisable/Unexercisable(3)
          ----           ----------- -------- ---------------- ------------------ ----------------------------
H. Wayne Snavely........      --        --    340,000/210,000      917,052/--               $--/$ --
Brad S. Plantiko........      --        --     43,600/140,400           --/--                --/  --
Irwin L. Gubman.........      --        --     86,720/140,080           --/--                --/  --
John C. Getzelman.......      --        --         --/--                --/--                --/  --
Scott B. Sampson........      --        --     26,800/--                --/--                --/  --

--------
(1) For a description of the terms of such options, see "--Stock Option
    Plans."

(2) For a description of the terms of such options, see "--Senior Management Stock Options."

(3) Based on a price per share of $0.47, which was the price of a share of our common stock as quoted on the NASDAQ National Market at the close of business on December 31, 2000.

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

Stock Option Plans

 1992 Stock Option Plan

   A total of 2,292,632 shares of our Common Stock has been reserved for issuance under our 1992 Incentive Stock Option and Nonstatutory Stock Option Plan (the "1992 Stock Option Plan"), which expires by its own terms in 2002. A total of 525,366 options were outstanding at December 31, 2000.

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

   The 1996 Stock Option Plan is administered by a committee of directors appointed by the board of directors (the "Committee"). ISOs may be granted to the officers and key employees of the Company or any of its subsidiaries. The exercise price for any option granted under the 1996 Stock Option Plan may not be less than 100% (110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of our outstanding common stock) of the fair market value of the shares of common stock at the time the option is granted. The purpose of the 1996 Stock Option Plan is to provide a means of performance-based compensation in order to attract and retain qualified personnel and to provide an incentive to those whose job performance affects our company. The effective date of the 1996 Stock Option Plan was June 21, 1996. A total of 3,000,000 shares of our common stock is reserved for issuance under the 1996 Stock Option Plan and a total of 2,971,562 options were outstanding at December 31, 2000.

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

   The exercise price of any option granted under the 1996 Stock Option Plan is payable in full: (1) in cash (2) by surrender of shares of the Company's Common Stock already owned by the option holder having a market value equal to the aggregate exercise price of all shares to be purchased including, in the case of the exercise of NQSOs, restricted stock subject to an Award under the 1996 Stock Option Plan, (3) by cancellation of indebtedness owed by the Company to the option holder, or (4) by any combination of the foregoing.

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

Profit Sharing and 401(k) Plan

   On July 1, 1993, we terminated participation in Imperial Bancorp's 401(k) and profit sharing plans, and we established our own 401(k) plan. On September 30, 1993, Imperial Bancorp transferred all plan assets to our company. Under our 401(k) plan, employees may elect to enroll on the first of any month, provided that they have been employed for at least six months. Employees may contribute up to 14% of their salaries. We will match 50% of the first 4% of employee contributions. We recorded 401(k) matching expense of $273,000, $334,000 and $457,000, for the years ended December 31, 2000, 1999, and 1998, respectively.

   We may make an additional contribution at our discretion. If we made a discretionary contribution, the contribution would first be allocated to those employees deferring salaries in excess of 4%. The matching contribution would be 50% of any deferral in excess of 4% up to a maximum deferral of 8%. If discretionary contribution funds remain following the allocation outlined above, then any remaining company discretionary contributions would be allocated as a 50% match of employee contributions, on the first 4% of the employee's deferrals. There were no discretionary contributions charged to operations in 2000, 1999, or 1998. We make matching contributions as of December 31st each year.

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

   We also entered into agreements to indemnify our directors and officers in addition to the indemnification provided for in the Articles of Incorporation and Bylaws. These agreements, among other things, indemnify our directors and officers for certain expenses (including attorneys' fees), judgments, fines, and settlement amounts incurred in any action or proceeding, including any action by or in the right of our company, on account of services as our director or officer, as a director or officer of any of our subsidiaries, or as a director or officer of any other enterprise to which the person provides services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and officers. We have directors' and officers' liability insurance in the amount of $30.0 million. At present, there is no pending litigation or proceeding involving a director, officer or employee of the Company as to which indemnification is sought, nor are we aware of any threatened litigation or proceeding that may result in claims for indemnification, except as set forth in Item 3. Legal Proceedings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of January 31, 2001, by (I) each director of the Company, (ii) the Chief Executive Officer and the four most highly compensated executive officers whose salary exceeded $100,000 for the year ended December 31, 2000, (iii) each person who is known to the Company to own beneficially more than 5% of the Common Stock, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                              Number of Shares    % of Total
Beneficial Owner(1)                          Beneficially Owned Outstanding(2)
-------------------                          ------------------ --------------
Wallace R. Weitz & Company(3)...............     7,410,400           21.6%
Waveland Partners LP(4).....................     3,160,232            9.2
Dimensional Fund Advisors(5)................     2,793,060            8.1
H. Wayne Snavely(6).........................     2,088,235            6.1
Stephen J. Shugerman(7).....................       383,634            *
Perry A. Lerner(8)..........................       183,145            *
Robert S. Muehlenbeck(9)....................       158,242            *
James P. Staes(10)..........................        23,500            *
Paul B. Lasiter(11).........................       162,103            *
Irwin L. Gubman(12).........................       294,228            *
Brad S. Plantiko(13)........................       183,365            *
Dave Hourigan(14)...........................        68,932            *
All Directors and Officers as a Group (9
 persons)(15)...............................     3,545,384           10.3%

--------
  *Less than 1%.

 (1) Each of such persons may be reached through our company at 23550 Hawthorne Boulevard, Building One, Suite 110, Torrance, California 90505, telephone (310) 373-1704.

 (2) Percentage ownership is based on 32,096,361 shares of common stock outstanding as of January 31, 2001.

 (3) Based upon a Schedule 13G filed with the Company reflecting beneficial ownership as of December 31, 2000. The shares are owned by various investment advisory clients of Wallace R. Weitz & Co., which is deemed a beneficial owner of the shares only by virtue of the direct or indirect investment and/or voting discretion they possess pursuant to the provisions of investment advisory agreements with such clients.

 (4) Based upon a Schedule 13G filed with the Company reflecting beneficial ownership as of December 31, 2000.

 (5) Based upon a Schedule 13G filed with the Company reflecting beneficial ownership as of December 31, 2000.

 (6) Includes 1,367,052 shares subject to stock options exercisable within 60 days of January 31, 2001.

 (7) Includes 284,524 shares subject to stock options exercisable within 60 days of January 31, 2001.

 (8) Includes 146,422 shares subject to stock options exercisable within 60 days of January 31, 2001.

 (9) Includes 90,022 shares subject to stock options exercisable within 60 days of January 31, 2001.

(10) Includes 10,000 shares subject to stock options exercisable within 60 days of January 31, 2001.

(11) Includes 50,000 shares subject to stock options exercisable within 60 days of January 31, 2001.

(12) Includes 136,720 shares subject to stock options exercisable within 60 days of January 31, 2001.

(13) Includes 93,600 shares subject to stock options exercisable within 60 days of January 31, 2001.

(14) Includes 60,000 shares subject to stock options exercisable within 60 days of January 31, 2001.

(15) Includes 2,202,340 shares subject to stock options exercisable within 60 days of January 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS

 Relationships with ICG

   During the fourth quarter of 2000, we sold a portion of our ICG holdings to ICG and to certain members of ICG's management. The Company currently owns 38.5% of ICG as compared to 63.2% prior to the sale. As a result of the sale, we will no longer consolidate the operations of ICG. Beginning with the fourth quarter of 2000, we consider ICG to be an Equity Interest and will report future ICG results of operations as equity in the operations of ICG.

   ICG has been engaged by our company to provide investment banking services in connection with our recapitalization transaction. Under the terms of the engagement, ICG may earn fees of up to $5.6 million upon the successful completion of the recapitalization transaction. ICG has entered into a separate agreement with our company that requires the prepayment of $2.6 million of principal amount of subordinated debt owed to our company by ICG upon the payment of the fees earned as a result of the recapitalization transaction. See Item 7. "Management's Discussion and Analysis--Results of Operations--Recapitalization Transaction" for more information.

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

 Other Matters

   In October 1997, we loaned H. Wayne Snavely, our Chairman and Chief Executive Officer, $1,999,998 for the purpose of assisting him to purchase ICCMIC common stock. The loan was evidenced by a promissory note maturing June 14, 2002, secured by a deed of trust and stock of ICCMIC held by such individual. The note bears interest at an annual rate of 10.4% and was payable in semi-annual installments commencing June 15, 1998. At January 31, 2000, the remaining balance was $288,182, for Mr. Snavely. Mr. Snavely paid off this loan during the year ended December 31, 2000. This loan was made in our ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectibility or present other unfavorable features.

   In December 1999, we loaned H. Wayne Snavely, Brad S. Plantiko, Irwin L. Gubman, Paul B. Lasiter, and John C. Getzelman each $61,050 in connection with their purchase of $81,400 of Imperial Credit Asset Resolution, Inc. ("ICARI"), Preferred Stock. ICARI is a 100% owned consolidated subsidiary of our parent company, ICII. Each loan is evidenced by a promissory note maturing on December 22, 2019, and is secured by the Preferred Stock of ICARI purchased by each of the above named executive officers. Each note bears interest at an annual rate of 10.4% and is payable in semi-annual installments commencing June 15, 2000. Mr. Getzelman paid this loan in full during the year ended December 31, 2000. At March 30, 2001, the outstanding balance of each note was $61,050 for each of the above named executive officers, except Mr. Getzelman. Each of these loans was made in our ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectibility or present other unfavorable features.

   In October 2000, we loaned Paul B. Lasiter $30,025 in connection with their purchase of $40,700 ICARI, Preferred Stock. This loan is evidenced by a promissory note maturing on December 22, 2019, and is secured by the Preferred Stock of ICARI purchased by Mr. Lasiter. The note bears interest at an annual rate of 10.4% and is payable in semi-annual installments commencing December 15, 2000. At March 30, 2001, the outstanding balance of this note was $30,025. This loan was made in our ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectibility or present other unfavorable features.

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

Date: March 30, 2001

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

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/ H. Wayne Snavely           Chairman of the Board,        March 30, 2001
____________________________________  President and Chief
         (H. Wayne Snavely)           Executive Officer and
                                      Director (Principal
                                      Executive Officer)

      /s/ Brad S. Plantiko           Executive Vice President,     March 30, 2001
____________________________________  Chief Financial Officer,
         (Brad S. Plantiko)           and Director (Principal
                                      Financial Officer and
                                      Principal Accounting
                                      Officer)

    /s/ Stephen J. Shugerman         Director                      March 30, 2001
____________________________________
       (Stephen J. Shugerman)

   /s/ Robert S. Muehlenbeck         Director                      March 30, 2001
____________________________________
      (Robert S. Muehlenbeck)

      /s/ Perry A. Lerner            Director                      March 30, 2001
____________________________________
         (Perry A. Lerner)

       /s/ James P. Staes            Director                      March 30, 2001
____________________________________
          (James P. Staes)

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

 10.26##  Deferral of Executive Compensation Plan, Plan II, Effective January
          1, 1999.

 10.28## Termination Protection Agreement, effective as of January 27, 1999, by and between Registrant and H. Wayne Snavely.

 10.29## Termination Protection Agreement, effective as of January 27, 1999, by and between Registrant and Irwin L. Gubman.

 10.30## Termination Protection Agreement, effective as of January 27, 1999, by and between Registrant and Brad S. Plantiko.

 10.31*** Employment Agreement dated as of September 18, 1995, by and between Registrant and Scott B. Sampson.

 10.32##  Amendment to Employment Agreement by and between Registrant and Scott
          B. Sampson, Effective as of September 1, 1998.

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

 10.42 Amended Termination Protection Agreement, effective January 27, 1999, by and between Registrant and H. Wayne Snavely which supercedes exhibit 10.28##.

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
 10.43   Amended Termination Protection Agreement, effective January 27, 1999, by and between Registrant and Irwin L. Gubman which supercedes exhibit
         10.29##.

 10.44   Amended Termination Protection Agreement, effective January 27, 1999, by and between Registrant and Brad S. Plantlike which supercedes exhibit 10.30##.
 11      Statement Regarding Computation of Earnings Per Share.

 20.1.1  Master Recapitalization Agreement, dated March 29, 2001

 20.1.2  Exchange Note Registration Rights, dated March 29, 2001

 20.1.3  Form of Senior Note Secured, dated March 29, 2001

 20.1.4  Collateral Agency and Security Agreement, date March 29, 2001

 21      Subsidiaries of Registrant.

 23.1.1  Consent of KPMG LLP.

 24      Power of Attorney (included on signature page of Form 10-K).

--------
(S)Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-45606) and Amendments No. 1, 2 and 3 filed with the SEC on February 10, 1992, April 20, 1992, May 7, 1992 and May 18, 1992,
   respectively.

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

**  Incorporated by reference to Registrant's Registration Statement on Form
   S-8 (Registration No. 333-15149) filed October 31, 1996.

*** Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

+ Incorporated by reference to Imperial Credit Commercial Mortgage Investment Corp.'s Form 10-Q for the quarter ended September 30, 1997.

## Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

### Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

  (b)Report on Form 8-K

   The Registrant filed the following Report on Form 8-K during the three months ended December 31, 2000; on December 28, 2000, the Registrant filed a press release announcing the consenting to the issuance by the FDIC of an order (the "FDIC Order") to cease and desist from what the FDIC alleges to be certain unsafe and unsound practices relating to the Bank's operations.