Form 10-Q
period 2001-03-31
IMPERIAL CREDIT INDUSTRIES INC
filed 2001-05-15
CIK 883811

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                 ---------------------------------------------

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

                              Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

                     Class                 Shares Outstanding at April 30, 2001
                     -----                 ------------------------------------
          Common Stock, no par value                    32,096,361

================================================================================

                       IMPERIAL CREDIT INDUSTRIES, INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS
                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

Item 1.   Financial Statements                                                                                      Page
          --------------------                                                                                      ----
          Consolidated Balance Sheets - March 31, 2001 and December 31, 2000.................................           3
          Consolidated Statements of Operations and Comprehensive Income (Loss) - Three
               Months Ended March 31, 2001 and 2000..........................................................           4
          Consolidated Statements of Cash Flows - Three Months Ended March, 2001 and 2000....................           5
          Consolidated Statement of Changes in Shareholders' Equity-Three Months
               Ended March 31, 2001..........................................................................           6
          Notes to Consolidated Financial Statements.........................................................           7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..............          21
          -------------------------------------------------------------------------------------

Item 3.   Qualitative and Quantitative Disclosures about Market Risk.........................................          38
          ----------------------------------------------------------

                                             PART II -- OTHER INFORMATION
                                             ----------------------------

Item 1.   Legal Proceedings..................................................................................       39-40
Item 2.   Changes in Securities..............................................................................          40
Item 3.   Defaults Upon Senior Securities....................................................................          40
Item 4.   Submission of Matters to a Vote of Security Holders................................................          40
Item 5.   Other Information..................................................................................          40
Item 6.   Exhibits and Reports on Form 8-K...................................................................          40
          Signatures.........................................................................................          40

Forward Looking Statements

     Certain statements contained herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27 of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as "may," "will," "intend," "should," "expect," "anticipate," "estimate" or "continue" or the negatives thereof or other comparable terminology. Our actual results could differ materially from those anticipated in such forward-looking statements due to a variety of factors. These factors include but are not limited to: the demand for our products; competitive factors in the businesses in which we compete; adverse changes in the securities markets; inflation and changes in the interest rate environment that reduce margins or the fair value of financial instruments; changes in national, regional or local business conditions or economic environments; government fiscal and monetary policies; legislative or regulatory changes that affect our business; factors inherent in the valuation and pricing of commercial loans; other factors generally understood to affect the value of commercial loans and commercial real estate; and the other risks detailed in our 8-K dated May 9, 2001 as filed with the Securities and Exchange Commission (the "SEC"); periodic reports on Forms 10-Q, 8-K and 10-K and any amendments with respect thereto filed with the SEC; and other filings made by our company with the SEC.

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                        IMPERIAL CREDIT INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (unaudited)

                                                                                                          March 31,    December 31,
                                                                                                            2001           2000
                                                                                                         ----------    ------------
                                    ASSETS
Cash...................................................................................................  $   56,622     $   30,938
Interest bearing deposits..............................................................................      97,068        183,193
Investment in Federal Home Loan Bank stock.............................................................       4,216          4,148
Securities held for trading, at market.................................................................     105,080        164,050
Securities available for sale, at market...............................................................      61,466         63,684
Loans and leases held for sale, net....................................................................     380,132        386,469
Loans and leases held for investment, net of unearned income and deferred loan fees....................   1,260,308      1,186,119
   less: allowance for loan and lease losses...........................................................     (64,785)       (63,625)
                                                                                                         ----------     ----------
Loans and leases held for investment, net..............................................................   1,195,523      1,122,494

Real property..........................................................................................      38,694         53,198
Retained interest in loan and lease securitizations....................................................       3,635          6,330
Accrued interest receivable............................................................................      13,975         15,744
Premises and equipment, net............................................................................      12,335         10,433
Other real estate owned and other repossessed assets, net..............................................      13,332          8,778
Goodwill...............................................................................................      31,645         32,330
Other assets...........................................................................................      31,201         28,158
Net assets of discontinued operations..................................................................      11,569         17,630
                                                                                                         ----------     ----------
       Total assets....................................................................................  $2,056,493     $2,127,577
                                                                                                         ==========     ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits...............................................................................................  $1,623,657     $1,632,704
Borrowings from Federal Home Loan Bank.................................................................      50,000         65,000
Other borrowings.......................................................................................      34,978         84,118
Company obligated mandatorily redeemable preferred securities of
   subsidiary trust holding solely debentures of the company ("ROPES").................................      41,035         42,885
Senior secured notes...................................................................................      16,200             --
Senior notes...........................................................................................     176,765        176,757
Accrued interest payable...............................................................................      16,421         18,992
Accrued income taxes payable...........................................................................      20,507         20,522
Minority interest in consolidated subsidiaries.........................................................       1,141          1,116
Goodwill...............................................................................................      22,103         23,797
Other liabilities......................................................................................      13,614         22,244
                                                                                                         ----------     ----------
       Total liabilities...............................................................................   2,016,421      2,088,135
                                                                                                         ----------     ----------
Shareholders' equity:
Preferred stock, 8,000,000 shares authorized; none issued or outstanding...............................          --             --
Common stock, no par value. Authorized 80,000,000 shares; 32,096,361 shares
     issued and outstanding at March 31, 2001 and December 31, 2000....................................      97,778         97,668
Accumulated deficit....................................................................................     (64,577)       (64,889)
Shares held in deferred executive compensation plan....................................................       5,635          5,745
Accumulated other comprehensive income-unrealized gain on securities available for sale, net...........       1,236            918
                                                                                                         ----------     ----------
   Total shareholders' equity..........................................................................      40,072         39,442
                                                                                                         ----------     ----------
   Total liabilities and shareholders' equity..........................................................  $2,056,493     $2,127,577
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

                                                                                                     Three Months Ended
                                                                                                         March 31,
                                                                                                    --------------------
Interest Income:                                                                                       2001        2000
                                                                                                    -------    --------
  Interest on loans and leases....................................................................  $43,256    $ 45,401
  Interest on investments.........................................................................    5,020       7,345
  Interest on other finance activities............................................................      330         614
                                                                                                    -------    --------
     Total interest income........................................................................   48,606      53,360
                                                                                                    -------    --------
Interest Expense:
  Interest on deposits............................................................................   26,589      24,293
  Interest on other borrowings....................................................................    1,701       1,582
  Interest on long term debt......................................................................    5,740       6,378
                                                                                                    -------    --------
     Total interest expense.......................................................................   34,030      32,253
                                                                                                    -------    --------
     Net interest income..........................................................................   14,576      21,107
  Provision for loan and lease losses.............................................................    4,625      24,019
                                                                                                    -------    --------
     Net interest income (expense) after provision for loan and lease losses......................    9,951      (2,912)
Fee and Other Income:
  Gain on sale of loans and leases................................................................      102         133
  Asset management fees...........................................................................      842         861
  Investment banking and brokerage fees...........................................................       --       7,654
  Loan servicing income...........................................................................    1,368       1,526
  Gain (loss) on sale of securities...............................................................      130        (602)
  Equity in net income of Imperial Capital Group..................................................      912          --
  Mark-to-market losses on securities and loans held for sale.....................................   (1,822)     (1,773)
  Rental income...................................................................................    1,912         120
  Other income....................................................................................    2,649       2,544
                                                                                                    -------    --------
     Total fee and other income...................................................................    6,093      10,463
                                                                                                    -------    --------
Noninterest Expenses:
  Personnel expense...............................................................................    6,826      11,919
  Commission expense..............................................................................      487       2,753
  Amortization of servicing rights................................................................      106         136
  Occupancy expense...............................................................................    1,034       1,349
  Net expenses of other real estate owned.........................................................       92         556
  Legal and professional services.................................................................    1,499       1,392
  Legal (recoveries) settlements..................................................................       (1)         13
  Collection costs................................................................................    1,662         484
  Telephone and other communications..............................................................      364         871
  Amortization of goodwill, net...................................................................     (722)        631
  Real property expense...........................................................................      914          18
  General and administrative expense..............................................................    3,857       5,344
                                                                                                    -------    --------
     Noninterest expenses.........................................................................   16,118      25,466
  Acquisition costs...............................................................................       --       9,397
                                                                                                    -------    --------
     Total expenses...............................................................................   16,118      34,863
  Loss from continuing operations before income taxes,
     minority interest and extraordinary item.....................................................      (74)    (27,312)
  Income taxes....................................................................................       --     (10,835)
  Minority interest in income of consolidated subsidiaries........................................       32         393
                                                                                                    -------    --------
   Loss from continuing operations before extraordinary item......................................     (106)    (16,870)
  Operating losses from discontinued operations of AMN, net of income taxes.......................     (200)         --
                                                                                                    -------    --------
   Loss before extraordinary item.................................................................     (306)    (16,870)
  Extraordinary item--Gain on early extinguishment of debt, net of income taxes...................      618         947
                                                                                                    -------    --------
     Net income (loss)............................................................................  $   312    $(15,923)
                                                                                                    =======    ========
Comprehensive income (loss):
    Other comprehensive income (loss), net........................................................      318      (1,958)
                                                                                                    -------    --------
     Comprehensive income (loss)..................................................................  $   630    $(17,881)
                                                                                                    =======    ========
Basic income (loss) per share:
  Income (loss) from continuing operations........................................................  $  0.00      $(0.51)
  Operating loss from discontinued operations, net of income taxes................................    (0.01)         --
  Extraordinary item--Gain on early extinguishment of debt, net of income taxes...................     0.02        0.03
                                                                                                    -------    --------
     Net income (loss) per common share...........................................................  $  0.01      $(0.48)
                                                                                                    =======    ========
Diluted income (loss) per share:
  Income (loss) from continuing operations........................................................  $  0.00      $(0.51)
  Operating loss from discontinued operations, net of income taxes................................    (0.01)         --
    Extraordinary item--Gain on early extinguishment of debt, net of income taxes.................     0.02        0.03
                                                                                                    -------    --------
     Net income (loss) per common share...........................................................  $  0.01      $(0.48)
                                                                                                    =======    ========

          See accompanying notes to consolidated financial statements

                        IMPERIAL CREDIT INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                     Three Months Ended March 31,
                                                                                                    ------------------------------
                                                                                                          2001            2000
                                                                                                          ----            ----
                                                                                                          (In thousands)
Cash flows from operating activities:
  Loss from continuing operations................................................................       $   (106)      $ (16,870)
  Adjustments to reconcile net income from continuing operations to net cash (used in) provided by operating activities:
    Cash used in discontinued operations.........................................................             --             (27)
    Provision for loan and lease losses..........................................................          4,625          24,019
    Mark-to-market on securities and loans held for sale.........................................          1,822           1,773
    Depreciation.................................................................................          1,525           1,263
    Amortization of goodwill.....................................................................           (722)            631
    Amortization of servicing rights.............................................................            106             136
    Accretion of discount........................................................................         (1,174)           (614)
    Gain on sale of loans and leases.............................................................           (102)           (133)
    Equity in net income of ICG..................................................................           (912)             --
    Loss (gain) on sale of securities............................................................           (130)            602
    Loss on sale of OREO.........................................................................             69             322
    Writedowns of OREO...........................................................................            116             173
    Originations of loans held for sale..........................................................        (60,206)        (89,800)
    Sales and collections on loans held for sale.................................................         66,869          34,136
    Purchase of trading securities...............................................................             --         (70,824)
    Sales and collections of trading securities..................................................         58,580          67,956
    Sales and collections of real property.......................................................         12,776              --
    Net change in retained interest in loan and lease securitizations............................          2,003          (1,209)
    Other, net...................................................................................         (4,690)        (11,105)
                                                                                                        --------       ---------
  Net cash provided by (used in) operating activities............................................         80,449         (59,571)
                                                                                                        --------       ---------
  Cash flows from investing activities:
    Net decrease in interest bearing deposits....................................................         86,125         214,143
    Purchases of securities available for sale...................................................             --         (53,500)
    Proceeds from sale of securities available for sale..........................................          2,874              --
    Net change in loans held for investment......................................................        (80,260)       (100,064)
    Proceeds from ICCMIC acquisition/sale of ICCMIC stock........................................             --          11,524
    Proceeds from sale of other real estate owned................................................            903           1,487
    Purchase of  other real estate owned and repossessed assets..................................         (4,351)             --
    Purchases of premises and equipment..........................................................         (3,094)         (1,143)
                                                                                                        --------       ---------
  Net cash provided by investing activities......................................................          2,197          72,447
                                                                                                        --------       ---------
  Cash flows from financing activities:
    Net (decrease) increase in deposits..........................................................         (9,047)         66,503
    Advances from Federal Home Loan Bank.........................................................         30,000              --
    Repayments of advances from Federal Home Loan Bank...........................................        (45,000)             --
    Net change in other borrowings...............................................................        (49,140)         (6,250)
    Repurchase of Senior Notes...................................................................             --          (4,622)
    Repurchase of company obligated mandatorily redeemable preferred securities
      of subsidiary trust holding solely debentures of the company ("ROPES").....................             --          (1,058)
    Issuance of Senior Secured Debt..............................................................         16,200              --
    Net change in minority interest..............................................................             25             417
    Proceeds from exercise of stock options......................................................             --              43
                                                                                                        --------       ---------
  Net cash (used in) provided by financing activities............................................        (56,962)         55,033
                                                                                                        --------       ---------
  Net change in cash.............................................................................         25,684          67,909
  Cash at beginning of period....................................................................         30,938          33,898
                                                                                                        --------       ---------
  Cash at end of period..........................................................................       $ 56,622       $ 101,807
                                                                                                        ========       =========
Significant non-cash activities:
  Reduction of ICG Note Receivable in non-cash exchange of repurchase of ROPES...................          1,210              --

          See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT INDUSTRIES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (unaudited)



                                                                                                                    Shares held in
                                                                                                                       Deferred
                                                                  Number of                                            Executive
                                                                   shares            Common        (Accumulated      Compensation
                                                                 outstanding         Stock           Deficit)            plan
                                                                 -----------       --------       -------------          -----
Balance, December 31, 2000................................         32,096          $97,668          $(64,889)           $5,745
Stock held for deferred executive compensation plan.......             --              110                --              (110)
Unrealized gain on securities available for
 sale, net................................................             --               --                --                --
Net income for the three months ended March 31, 2001......             --               --               312                --
                                                                   ------          -------          --------            ------
Balance, March 31, 2001...................................         32,096          $97,778          $(64,577)           $5,635
                                                                   ======          =======          ========            ======


                                                            Accumulated Other        Total
                                                              Comprehensive       Shareholders'
                                                                 Income              equity
                                                                 ------              ------
Balance, December 31, 2000................................       $  918              $39,442
Stock held for deferred executive compensation plan.......           --                   --
Unrealized gain on securities available for
 sale, net................................................          318                  318
Net income for the three months ended March 31, 2001......           --                  312
                                                                 ------              -------
Balance, March 31, 2001...................................       $1,236              $40,072
                                                                 ======              =======

          See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  Organization

    Imperial Credit Industries, Inc., is a diversified commercial lending, financial services, and investment banking holding company that was incorporated in 1991 in the State of California. The consolidated financial statements include Imperial Credit Industries, Inc. ("ICII"), and its wholly-owned consolidated subsidiaries (collectively, the "Company"). The wholly-owned subsidiaries include but are not limited to Southern Pacific Bank ("SPB" or the "Bank"), Imperial Business Credit Inc. ("IBC"), and Imperial Credit Asset Management, Inc. ("ICAM"). We own approximately 38.5% of Imperial Capital Group, LLC ("ICG"), which had been a majority-owned consolidated subsidiary up until the end of third quarter 2000. During 2000, we acquired 100% of the common stock of Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC"). All material inter-company balances and transactions with consolidated subsidiaries have been eliminated.

2.  Basis of Presentation

    The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2000. The deconsolidation of ICG in the fourth quarter of 2000 affects the comparability of financial statements between the periods presented.

    In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. Prior year's consolidated financial statements have been reclassified to conform to the 2001 presentation.

3.  Income (Loss) Per Share Information

    The following table reconciles the number of shares used in the computations of basic and diluted income (loss) per share for the quarters ended March 31, 2001 and 2000:

                                                                                                            For the
                                                                                                         Quarter Ended
                                                                                                           March 31,
                                                                                                           ---------
                                                                                                     2001              2000
                                                                                                     ----              ----
Weighted-average common shares outstanding used to compute
 basic income (loss) per share.............................................................       32,096,361        33,211,848
Assumed common shares issued on exercise of stock
 Options...................................................................................           26,978                --
                                                                                                  ----------        ----------
Number of common shares used to compute diluted
 income (loss) per share...................................................................       32,123,339        33,211,848
                                                                                                  ==========        ==========

                        IMPERIAL CREDIT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

4.  Recent Accounting Pronouncements

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities", which amends SFAS No. 133. In June 2000, the FASB also issued SFAS No. 138, which further amends SFAS No. 133 for certain hedging instruments and certain hedging activities. On January 1, 2001, the Company implemented this statement without a material impact on the Company.

5.   Trading Securities

     The following table provides a summary of trading securities as of March 31, 2001 and December 31, 2000:

                                                                                         March 31,    December 31,
                                                                                            2001          2000
                                                                                            ----          ----
                                                                                              (In thousands)
U.S. Treasury Securities..............................................................    $     --      $ 39,438
FLRT 1996-A interest-only securities..................................................       2,310         3,971
SPTL 1997 C-1 interest-only securities................................................       3,984         4,457
SPTL 1996 C-1 subordinate bonds.......................................................          --        11,995
SPTL 1996 C-1 interest-only securities................................................          --         1,591
IBC 1997-2 B-1 and C-1 securities.....................................................       7,599         8,978
Commercial mortgage-backed securities.................................................         496           489
Investment in total return swap--Pacifica Partners I LP...............................      57,562        59,129
Collateral for total return swap--syndicated loans....................................      32,866        33,667
Other.................................................................................         263           335
                                                                                          --------      --------
                                                                                          $105,080      $164,050
                                                                                          ========      ========

                        IMPERIAL CREDIT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

6.   Securities Available for Sale

     The following table provides a summary of securities available for sale as of March 31, 2001 and December 31, 2000:

                                                                                         March 31,     December 31,
                                                                                            2001          2000
                                                                                            ----          ----
                                                                                               (In thousands)
Cambria Investment Partnership leveraged bank debt.....................................    $ 6,280       $ 6,369
Common stock...........................................................................      1,699         1,445
Warrants to purchase common stock......................................................        348           322
Avalon total return fund...............................................................        147           362
GNMA II MBS............................................................................      1,585         1,566
FNMA MBS...............................................................................      5,673         5,876
GNMA I MBS.............................................................................      4,059         4,286
GNMA REMIC MBS.........................................................................     40,275        42,058
Other..................................................................................      1,400         1,400
                                                                                           -------       -------
                                                                                           $61,466       $63,684
                                                                                           =======       =======

7.   Loan and Lease Commitments

     At March 31, 2001, our consolidated lending commitments for Coast Business Credit ("CBC"), the Loan Participation and Investment Group ("LPIG"), the Lewis Horwitz Organization ("LHO"), and Imperial Warehouse Finance, ("IWF") were as follows:

                                                                      Commitment        Funded         Unfunded
     Type of Lending Commitment                                         Amount          Amount        Commitment
     --------------------------                                         ------          ------        ----------
                                                                                     In thousands)
     Loan and line commitments..................................      $1,826,443      $1,103,767       $722,676
     Standby letters of credits.................................          75,473          64,464         11,009
     Commercial letters of credits..............................           1,345           1,230            115
                                                                      ----------      ----------       --------
                                                                      $1,903,261      $1,169,461       $733,800
                                                                      ==========      ==========       ========

8.   Loans and Leases Held for Sale

     Loans and leases held for sale consisted of the following:

                                                                                March 31,       December 31,
                                                                                  2001              2000
                                                                                  ----              ----
                                                                                      (In thousands)
          Loans secured by real estate:
            One to four family.......................................           $  7,849          $  5,184
            Multifamily and commercial...............................            367,955           376,116
                                                                                --------          --------
                                                                                 375,804           381,300

          Installment loans..........................................              4,328             5,169
                                                                                --------          --------
                                                                                $380,132          $386,469
                                                                                ========          ========

    The lower of cost or market reserve for loans held for sale was $512,000 at March 31, 2001 and at December 31, 2000.

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


9.  Discontinued Operations

    As of July 31, 1998, management decided to cease operations at Auto Marketing Network, Inc. ("AMN"). Accordingly, a disposal plan was formulated, whereby the daily operations of AMN were terminated over a two-month period.
For the quarter ended March 31, 2001 AMN incurred additional operating losses of $200,000 as a result of increased legal and other costs in excess of forecasted amounts, as compared to none for the quarter ended March 31, 2000.

    The net assets of AMN's discontinued operations were as follows:

                                                                       March 31,            December 31,
                                                                         2001                  2000
                                                                               (In thousands)
Loans, net..................................................            $ 1,976               $ 2,310
Retained interest in loan securitizations...................             13,187                14,002
Other (liabilities) assets, net.............................             (3,594)                1,318
                                                                        -------               -------
 Total AMN net assets.......................................            $11,569               $17,630
                                                                        =======               =======

     Total non-accrual AMN loans were $545,000 at March 31, 2001 as compared to $716,000 at December 31, 2000.

10.  Senior Secured Notes and Recapitalization Plan

     On March 30, 2001 ICII completed the issuance of $16.2 million of Senior Secured Debt. The notes bear an interest rate of 12% and mature on April 30, 2002. The issuance of the Senior Secured Debt is the first step in a recapitalization plan for the Company further explained below. The proceeds from the Senior Secured Debt offering were invested in SPB to facilitate compliance with its regulatory orders.

     Subsequent to the completed Senior Secured Debt offering, ICII will offer pro rata a package of the following securities in exchange (the "Debt Exchange") for our currently outstanding Senior Notes and ROPES (the "Old Notes"): (i) 12% Senior Secured Notes due 2005 (the "Exchange Notes"), (ii) up to 2.0 million shares of our Common Stock (13.952269 shares per $1,000 face amount of Exchange Notes), no par value and (iii) warrants (the "Debt Exchange Warrants") to purchase up to an additional 7.0 million shares of Common Stock at an exercise price of $2.15 per share (48.832944 warrants per $1,000 face amount of Exchange Notes). Concurrently with consummation of the Debt Exchange, we will issue up to 7.04 million shares of Common Stock to the holders of a majority in interest of our Old Notes who executed the recapitalization agreement. We further intend to issue and sell at least $10.0 million principal amount of 12% Convertible Subordinated Notes due 2005 to accredited investors in a private placement. The Convertible Subordinated Notes will be convertible after three years into Common Stock of the Company at a price of $1.25 per share (collectively "the Recapitalization Transactions").

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

     A majority-in-interest of the 10.25% Remarketed Par Securities due 2002 and our 9.875% Senior Notes due 2007 have agreed to participate in the Debt Exchange, and to strip the Old Notes of all existing financial covenants. Supplemental indentures related to the Old Notes were executed on March 29, 2001.

     Subject to the occurrence of certain conditions (including the closing of the Debt Exchange and the issuance of Convertible Subordinated Notes), all of the Senior Secured Debt will be automatically exchanged into (i) $18.2 million principal amount of Exchange Notes, (ii) 249,052 shares of Common Stock, and
(iii) warrants to purchase up to an additional 871,681 shares of Common Stock at an exercise price of $2.15 per share. Such Exchange Note holders also have limited price protection. Each of the Senior Secured Debt purchasers will further have the right during the period following the Debt Exchange and ending

March 31, 2002 to elect to exchange all or a portion of their Exchange Notes and related shares of Common Stock and Debt Exchange Warrants into $18.2 million principal amount of Convertible Subordinated Notes. The Convertible Subordinated Notes due 2005 will have a 12% coupon and will be convertible into Common Stock at $1.25 per share.

     Upon successful completion of the Recapitalization Transactions, ICII will receive gross proceeds of at least $26.2 million of new capital, most of which will be invested in Tier I capital of SPB. We believe that this new capital will assist our company in its attempt to increase capital levels at SPB in order to meet regulatory requirements. Furthermore, the future exercise of warrants issued in connection with the Debt Exchange is expected to provide approximately an additional $15.0 million of capital for the Company at the time of their exercise approximately three years from the date of issuance of the Exchange Notes.

    The impact of the Debt Exchange will primarily be to reduce the principal amount of ICII's Old Notes by approximately $36.6 million to $71.7 million based on the success of the exchange offer. ICII expects to complete the Debt Exchange by June 22, 2001. There can be no assurance that the proposed offering can be completed or that sufficient amounts of capital combined with asset reductions can be achieved such that the Bank might comply with its regulatory order requirements.

11.  Repurchase of Long Term Debt

     During the quarter ended March 31, 2001, we reduced ICG's note receivable in a non-cash exchange to repurchase $1.9 million of our Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Debentures of the Company ("ROPES"), respectively. The repurchases resulted in extraordinary gains on the early extinguishment of debt of $618,000 or $0.02 diluted net income per share for the quarter ended March 31, 2001.

12.  Income Taxes

     During the three months ended March 31, 2001, we did not record any income tax expense as the Company has tax operating loss carry-forwards of approximately $130.0 million. At March 31, 2001, our net income taxes payable of $20.5 million consisted of a deferred tax asset of approximately $23.7 million, a deferred tax liability of approximately $43.5 million and a current tax payable of approximately $0.7 million.

     Due to recurring losses, management established a deferred tax asset valuation allowance of $63.3 million during the fourth quarter of 2000. The recognition of a net deferred tax asset is dependent upon a "more likely than not" expectation of the realization of the deferred tax asset, based upon the analysis of the available evidence. A valuation allowance is required to sufficiently reduce the deferred tax asset to the amount that is expected to be realized through future realization of profits on a "more likely than not" basis. The analysis of available evidence is performed each quarter utilizing the "more likely than not" criteria to determine the amount, if any, of the deferred tax asset to be realized. Adjustments to the valuation allowance are made accordingly. There can be no assurance that the Company will recognize additional portions of the deferred tax asset in future periods of that additional valuation allowances may not be recorded in the future periods.

13.  Deferred Executive Compensation Plan

     On July 1, 1998 we established a deferred executive compensation plan. During the three months ended March 31, 2001, our management and directors made investments of $129,000 with the plan's trustee who made acquisitions of 127,036 shares of ICII common stock at an average price of $0.99 per share.
From the plan's inception through March 31, 2001, our management and directors made net investments of $5.6 million with the plan's trustee who made net acquisitions of 869,769 shares of ICII common stock at an average price of $6.48 per share. All shares acquired by the plan's trustee are acquired for the benefit of our company's participating management and directors.

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
     6. Income Property Lending Division

     The following is a summary of our results of operations and total assets by business line for the quarter ended March 31, 2001 as compared to March 31, 2000.

                                                               At or for the quarter ended March 31,
                                                               -------------------------------------
                                                            Net Revenue        Net Income (Loss) from
                                        External Net        From Other               Continuing
(In thousands)                            Revenue         Operating Units            Operations                 Total Assets
--------------                            -------         ---------------            ----------                 ------------
Business Line                         2001       2000      2001     2000           2001          2000        2001         2000
                                      ----       ----      ----     ----           ----          ----        ----         ----
Coast Business Credit               $10,541    $ 4,418   $    --   $   --        $ 3,765       $ (1,229)  $  802,717   $  896,872
Imperial Warehouse Finance           (1,477)    (2,517)       --       --         (2,849)        (2,091)     180,995       93,239
Loan Participation and
     Investment Group                  (326)    (8,224)       --       --           (636)        (5,162)     143,493      231,123
The Lewis Horwitz Organization          960        937        --       --           (206)           (71)     151,415       45,827
Imperial Business Credit              1,208      2,547        77       (7)          (310)           (15)      29,521       36,723
Income Property Lending
 Division                             3,903      2,864        --       --          1,645            513      412,442      359,663
Asset Management Activities             838        865       (26)     (69)           110             15          219        1,668
Imperial Capital Group                   --      7,529        --       --             --            384           --       17,543
Other Core Operations                (3,408)    (4,332)      343      (53)        (4,160)        (3,620)     303,642      489,123
Equity Interests                      1,064         --        --       --          1,064             --          226           --
De-emphasized/Discontinued
  /Exited Businesses                  2,893      3,464      (394)     129          1,623         (5,148)     226,858      440,208
Eliminations                           (152)        --        --       --           (152)          (446)    (195,035)    (323,663)
                                    -------    -------   -------   ------        -------       --------   ----------   ----------
Total                               $16,044    $ 7,551   $    --   $   --        $  (106)      $(16,870)  $2,056,493   $2,288,326
                                    =======    =======   =======   ======        =======       ========   ==========   ==========


     Our parent company had invested in inter-company subordinated debt and preferred stock of SPB totaling $20.0 million and $50.0 million at March 31, 2001, respectively. All inter-company receivables and payables including corresponding interest income and expense are eliminated in consolidation. Additionally, our investments in subsidiaries and inter-company management fees are included in eliminations. The net income (loss) for each business line includes inter-company allocations for administrative expenses including human resources, legal, accounting and insurance.

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


15.  Regulatory Orders and ICII Liquidity

     SPB is subject to the regulatory requirements of the Department of Financial Institutions (the "DFI") under California law and the regulations of the Federal Deposit Insurance Corporation (the "FDIC") governing capital adequacy. The regulatory capital requirements of the DFI and the FDIC are discussed in greater detail in ("Item 1. Business-Regulations") in our Annual Report on Form 10-K for the year ended December 31, 2000. As a result of the joint examination of SPB by the FDIC and the DFI as of June 26, 2000 (the "2000 Examination"), SPB consented to the issuance of regulatory orders (the "Regulatory Orders") by the DFI and the FDIC. The Regulatory Orders contain several requirements, including requirements that SPB's regulatory capital and capital ratios be increased by specified amounts within specified time periods, prohibitions on payments of Bank dividends without regulatory approval, classified asset reductions, lending policy restrictions and procedures, and other operation restrictions. Management believes that SPB is substantially in compliance with the Regulatory Orders except for achieving the capital ratios.

     We have adopted a recapitalization plan to assist SPB in complying with the Regulatory Orders of the DFI and the FDIC to increase the capital of SPB. As part of our recapitalization plan, we have entered into a Master Recapitalization Agreement, dated as of March 29, 2001 (the "Recapitalization Agreement"), with holders (the "Signatory Debtholders") of a majority in interest of our 10.25% Remarketed Redeemable Par Securities, Series B (the "ROPES") and our 9.875% Senior Notes due 2007 (the "Old Senior Notes"), and other investors who agreed to purchase $16.2 million of our 12% Senior Secured Notes due April 30, 2002 (the "Senior Secured Debt"). The Recapitalization Agreement generally provides for the restructuring of our outstanding senior indebtedness and the issuance by us of new equity and debt securities through the Recapitalization Transactions described in note 10 of Notes to Consolidated Financial Statements.

     Although we believe that consummation of the Recapitalization Transactions would provide the basis for enabling us to supply SPB a significant portion of the amounts and types of additional regulatory capital it needs to comply with the Regulatory Orders, such transactions would not by themselves enable SPB to meet such requirements nor were all of the Recapitalization Transactions completed by March 31, 2001. Approximately $41 million of additional Tier I capital was needed to meet the capital requirements set forth in the Regulatory Orders that were required to be met by March 31, 2001. Further, additional capital contributions may be required during 2001 in order to meet the increasing capital levels required under the Regulatory Orders.

     Management is evaluating further steps that will be required to enable
SPB to comply with the regulatory capital requirements imposed by the Regulatory Orders, which steps may include, among others, additional capital raising transactions, limiting SPB's growth and/or selling Bank assets. No assurance can be given as to whether the DFI and FDIC will impose any additional operating restrictions or further sanctions on SPB or that SPB will be able to take the additional steps required to meet the regulatory capital requirements set forth in the Regulatory Orders within the other required time frames or without additional losses.

     ICII Liquidity

     At March 31, 2001, ICII's total long term debt and Senior Secured Notes was approximately $234.0 million and its total shareholders' equity was approximately $40.1 million. At March 31, 2001, ICII's parent company and its non-bank subsidiaries had available cash and cash equivalents of $7.4 million. Although management believes that ICII has sufficient sources of liquidity to service existing indebtedness through December 31, 2001, its ability to continue to make scheduled payments of principal and interest on its indebtedness will depend upon the ability of the Bank to obtain regulatory approvals necessary to pay dividends on our Bank stock, as well as upon ICII's future performance and that of the Bank which are subject to general economic, financial, competitive, legislative, regulatory and other factors. In addition to cash and cash equivalents at March 31, 2001, ICII and its non-bank subsidiaries had approximately $115.0 million of other net assets, primarily consisting of investments in trading securities, loans, and real property which could be liquidated in order to service ICII's existing indebtedness. The amount of net proceeds and the related gain of loss on sale from such liquidations, are dependent on the interest rate environment, the credit quality of the asset sold, general economic conditions, and other factors affecting the financial markets at the time of such sales, if any. There can be no assurance that the Bank will be able to obtain the regulatory approvals necessary to permit payment of dividends or that our business and that of the Bank will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to service ICII's indebtedness. (See Item 7.-- "Management's Discussion and Analysis--Agreements with Regulators")

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


16.  Consolidating Financial Information

     The following represents consolidating condensed financial information at March 31, 2001 and December 31, 2000, and for the three months ended March 31, 2001 and 2000, with respect to the financial position, results of operations and cash flows of our company and our wholly-owned and majority-owned subsidiaries. On January 17, 1997, we sold $200.0 million of 9.875% Senior Notes due 2007 and on June 9, 1997, we sold $70.0 million of 10.25% ROPES, of which $176.8 million and $41.0 million are outstanding as of March 31, 2001, respectively. As of March 31, 2001, the 9.875% Senior Notes and the ROPES are guaranteed by five of our wholly owned subsidiaries, IBC, Imperial Credit Advisors Inc. ("ICAI"), Imperial Credit Asset Management Inc., ("ICAM"), ICCMIC, and AMN (the "Guarantor Subsidiaries"). As of March 31, 2001, the non-guarantor subsidiaries are SPB and Imperial Credit Capital Trust I ("ICCTI"). Each of the guarantees is full and unconditional and joint and several. The summarized consolidated financial information below is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors as we have determined that such information is not material to investors. None of the subsidiary guarantors is restricted from making distributions to our parent company.

                     CONSOLIDATING CONDENSED BALANCE SHEET
                                March 31, 2001

                                                                                            Non-
                                                                           Guarantor      Guarantor
                                                                ICII     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                                ----     ------------   -------------  ------------   ------------
                                                                                        (In thousands)
                             ASSETS
                             ------
Cash.......................................................   $  1,352     $  9,737      $   50,872     $  (5,339)     $   56,622
Interest bearing deposits..................................        846           --          96,222            --          97,068
Investment in Federal Home Loan Bank stock.................         --           --           4,216            --           4,216
Securities available for sale and trading..................     74,774       51,021          90,751       (50,000)        166,546
Loans held for sale........................................      4,021          796         375,315            --         380,132
Loans held for investment, net.............................     27,095          958       1,187,470       (20,000)      1,195,523
Real property..............................................         --       38,694              --            --          38,694
Retained interest in loan and lease securitizations........         --        3,635              --            --           3,635
Investment in subsidiaries.................................    128,395           --              --      (128,395)             --
Goodwill...................................................     15,860           --          15,785            --          31,645
Other assets...............................................     20,634       18,368          36,530        (4,689)         70,843
Net assets of discontinued operations......................     23,892      (12,323)             --            --          11,569
                                                              --------     --------      ----------     ---------      ----------
  Total assets.............................................   $296,869     $110,886      $1,857,161     $(208,423)     $2,056,493
                                                              ========     ========      ==========     =========      ==========
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Deposits...................................................   $     --     $     --      $1,628,996     $  (5,339)     $1,623,657
Borrowings from FHLB.......................................         --           --          50,000            --          50,000
Other borrowings...........................................      1,220       33,758          20,000       (20,000)         34,978
Company obligated mandatorily redeemable preferred
 Securities of subsidiary trust holding solely debentures
 of the company ("ROPES")..................................     42,361           --          (1,326)           --          41,035
Senior Secured Notes.......................................     16,200           --              --            --          16,200
Senior Notes...............................................    176,765           --              --            --         176,765
Minority interest in consolidated subsidiaries.............         --           29              --         1,112           1,141
Goodwill...................................................         --       22,103              --            --          22,103
Other liabilities..........................................     20,251       19,590          15,239        (4,538)         50,542
                                                              --------      -------      ----------     ---------      ----------
  Total liabilities........................................    256,797       75,480       1,712,909       (28,765)      2,016,421
                                                              --------      -------      ----------     ---------      ----------
Shareholders' equity:
Preferred stock............................................          --       1,009          50,000       (51,009)             --
Common stock...............................................      97,778     109,175         129,993      (239,168)         97,778
Accumulated deficit........................................     (64,577)    (81,092)        (35,863)      116,955         (64,577)
Shares held in executive deferred compensation plan........       5,635       5,635              --        (5,635)          5,635
Accumulated other comprehensive income (loss)..............       1,236         679             122          (801)          1,236
                                                               --------     -------      ----------     ---------      ----------
  Total shareholders' equity...............................      40,072      35,406         144,252      (179,658)         40,072
                                                               --------     -------      ----------     ---------      ----------
  Total liabilities and shareholders' equity...............    $296,869    $110,886      $1,857,161     $(208,423)     $2,056,493
                                                               ========    ========      ==========     =========      ==========

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                     CONSOLIDATING CONDENSED BALANCE SHEET
                               DECEMBER 31, 2000

                                                                                            Non-
                                                                           Guarantor      Guarantor
                                                                ICII     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                                ----     ------------   -------------  ------------   ------------
                                                                                        (In thousands)
                             ASSETS
                             ------
Cash.......................................................   $  2,975     $  4,128      $   29,214     $  (5,379)     $   30,938
Interest bearing deposits..................................     12,965           --         170,228            --         183,193
Investment in Federal Home Loan Bank stock.................         --           --           4,148            --           4,148
Securities available for sale and trading..................     40,378       52,449         148,907       (14,000)        227,734
Loans held for sale........................................        885           --         385,584            --         386,469
Loans held for investment, net.............................     51,888        1,984       1,110,622       (42,000)      1,122,494
Real property..............................................         --       53,198              --            --          53,198
Retained interest in loan and lease securitizations........         --        6,330              --            --           6,330
Investment in subsidiaries.................................    116,576           --              --      (116,576)             --
Goodwill...................................................     16,154           --          16,176            --          32,330
Other assets...............................................     20,029       15,198          32,378        (4,492)         63,113
Net assets of discontinued operations......................     29,753      (12,123)             --            --          17,630
                                                              --------     --------      ----------     ---------      ----------
  Total assets.............................................   $291,603     $121,164      $1,897,257     $(182,447)     $2,127,577
                                                              ========     ========      ==========     =========      ==========

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------
Deposits...................................................   $     --     $     --      $1,638,083     $  (5,379)     $1,632,704
Borrowings from FHLB.......................................         --           --          65,000            --          65,000
Other borrowings...........................................      1,220       43,854          81,044       (42,000)         84,118
Company obligated mandatorily redeemable preferred
 Securities of subsidiary trust holding solely debentures
 of the company ("ROPES")..................................     44,211           --          (1,326)           --          42,885
Senior Notes...............................................    176,757           --              --            --         176,757
Minority interest in consolidated subsidiaries.............         --            3              --         1,113           1,116
Goodwill...................................................         --       23,797              --            --          23,797
Other liabilities..........................................     29,973       21,082          15,196        (4,493)         61,758
                                                              --------     --------      ----------     ---------      ----------
  Total liabilities........................................    252,161       88,736       1,797,997       (50,759)      2,088,135
                                                              --------     --------      ----------     ---------      ----------
Shareholders' equity:
Preferred stock............................................         --        1,009          14,000       (15,009)             --
Common stock...............................................     97,668      107,565         122,792      (230,357)         97,668
Accumulated deficit........................................    (64,889)     (82,402)        (37,414)      119,816         (64,889)
Shares held in executive deferred compensation plan........      5,745        5,745              --        (5,745)          5,745
Accumulated other comprehensive income (loss)..............        918          511            (118)         (393)            918
                                                              --------      -------      ----------     ---------      ----------
  Total shareholders' equity...............................     39,442       32,428          99,260      (131,688)         39,442
                                                              --------     --------      ----------     ---------      ----------
  Total liabilities and shareholders' equity...............   $291,603     $121,164      $1,897,257     $(182,447)     $2,127,577
                                                              ========     ========      ==========     =========      ==========

                        IMPERIAL CREDIT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 2001

                                                                                            Non-
                                                                           Guarantor      Guarantor
                                                                ICII     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                                ----     ------------   ------------   ------------   ------------
                                                                                (In thousands)
Interest income:
Interest income............................................   $  2,543     $  1,213      $   46,180     $  (1,330)     $   48,606
Interest expense...........................................      5,851          760          28,749        (1,330)         34,030
                                                              --------     --------      ----------     ---------      ----------
Net interest (expense) income..............................     (3,308)         453          17,431            --          14,576
Provision for loan and lease losses........................        (35)         (40)          4,700            --           4,625
                                                              --------     --------      ----------     ---------      ----------
     Net interest (expense) income after provision for
      loan and lease losses...............................     (3,273)         493          12,731            --           9,951
                                                              --------     --------      ----------     ---------      ----------
Fee and other income:
Gain on sale of loans and leases...........................         --           --             102            --             102
Asset management fees......................................         --          842              --            --             842
Loan servicing income......................................         38          975             355            --           1,368
Gain on sale of securities.................................        129           --               1            --             130
Equity in net income of Imperial Capital Group.............      1,064           --              --          (152)            912
Mark-to-market losses on securities and loans held for            (124)        (959)           (739)           --          (1,822)
 sale......................................................
Rental income..............................................         --        1,912              --            --           1,912
Other income...............................................        204          589           1,856            --           2,649
                                                              --------     --------      ----------     ---------      ----------
     Total fee and other income............................      1,311        3,359           1,575          (152)          6,093
                                                              --------     --------      ----------     ---------      ----------

Noninterest expenses:
Personnel and commission expense...........................       (258)       1,685           5,886            --           7,313
Amortization of servicing rights...........................         --          106              --            --             106
Occupancy expense..........................................         63          117             854            --           1,034
Net (income) expense of other real estate owned............         (6)          (1)             99            --              92
Legal and professional services............................        582          217             700            --           1,499
Legal recoveries...........................................         (1)          --              --            --              (1)
Collection costs...........................................         --          329           1,333            --           1,662
Telephone and other communications.........................         23           51             290            --             364
Real property expense......................................         --          914              --            --             914
Amortization of goodwill, net..............................        294       (1,408)            392            --            (722)
General and administrative expense.........................        357          300           3,200            --           3,857
                                                              --------     --------      ----------     ---------      ----------
     Total noninterest expenses............................      1,054        2,310          12,754            --          16,118
(Loss) income before income taxes, minority interest, and
 equity in undistributed income of subsidiaries............     (3,016)       1,542           1,552          (152)            (74)
Minority interest in income of consolidated
 subsidiaries..............................................         --           32              --            --              32
                                                              --------     --------      ----------     ---------      ----------
(Loss) income from continuing operations...................     (3,016)       1,510           1,552          (152)           (106)
Operating loss from discontinued operations of AMN, (net
 of income taxes)..........................................         --         (200)             --            --            (200)
Extraordinary item-gain on early extinguishment of debt,
 net of income taxes.......................................        618           --              --            --             618
Equity in undistributed income of consolidated
 subsidiaries..............................................      2,710           --              --        (2,710)             --
                                                              --------     --------      ----------     ---------      ----------
     Net income (loss).....................................   $    312     $  1,310      $    1,552     $  (2,862)     $      312
                                                              ========     ========      ==========     =========      ==========

                        IMPERIAL CREDIT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 2000

                                                                                          Non-
                                                                         Guarantor      Guarantor
                                                              ICII     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                              ----     ------------   ------------   ------------   ------------
                                                                               (In thousands)
Interest income:
Interest income...........................................  $  5,256     $ 2,663        $ 46,635       $(1,194)       $ 53,360
Interest expense..........................................     7,534         357          25,556        (1,194)         32,253
                                                            --------     -------        --------       -------        --------
Net interest (expense) income.............................    (2,278)      2,306          21,079            --          21,107
Provision for loan and lease losses.......................        --         870          23,149            --          24,019
                                                            --------     -------        --------       -------        --------
  Net interest (expense) income after provision for
           loan and lease losses..........................    (2,278)      1,436          (2,070)           --          (2,912)
                                                            --------     -------        --------       -------        --------
Fee and other income:
Gain (loss) on sale of loans and leases...................        --         261            (128)           --             133
Asset management fees.....................................        --         861              --            --             861
Investment banking and brokerage fees.....................        --          --           7,654            --           7,654
Loan servicing (expense) income...........................       (40)      1,237             329            --           1,526
Loss on sale of securities................................      (602)         --              --            --            (602)
Mark-to-market (losses) gains on securities and
  loans held for sale.....................................      (542)        542          (1,773)           --          (1,773)
Rental income.............................................        --         120              --            --             120
Other (loss) income.......................................      (185)        790           1,939            --           2,544
                                                            --------     -------        --------       -------        --------
  Total fee and other income..............................    (1,369)      3,811           8,021            --          10,463
                                                            --------     -------        --------       -------        --------
Noninterest expenses:
Personnel and commission expense..........................       215       2,169          11,556           732          14,672
Amortization of servicing rights..........................        --         136              --            --             136
Occupancy expense.........................................       151         186           1,012            --           1,349
Net expense of other real estate owned....................       185         298              73            --             556
Legal and professional services...........................       328         364             700            --           1,392
Legal settlement..........................................        13          --              --            --              13
Collection costs..........................................        --         207             277            --             484
Telephone and other communications........................        29          96             745             1             871
Real property expense.....................................        --          18              --            --              18
Amortization of goodwill, net.............................       208           8             415            --             631
General and administrative expense........................       488         783           4,063            10           5,344
                                                            --------     -------        --------       -------        --------
  Noninterest expenses....................................     1,617       4,265          18,841           743          25,466
Merger costs..............................................        --       9,397              --            --           9,397
                                                            --------     -------        --------       -------        --------
  Total expenses..........................................     1,617      13,662          18,841           743          34,863
                                                            --------     -------        --------       -------        --------
Loss before income taxes, minority interest, and equity
 in undistributed income of subsidiaries..................    (5,264)     (8,415)        (12,890)         (743)        (27,312)
Income taxes..............................................    (1,375)     (3,374)         (5,796)         (290)        (10,835)
Minority interest in income (loss) of
   consolidated subsidiaries..............................        --          33              (6)          366             393
Extraordinary item-gain on early extinguishment of debt,
 net of income taxes......................................       947          --              --            --             947
Equity in undistributed (loss) income of consolidated
 subsidiaries.............................................   (12,981)         --              --        12,981              --
                                                            --------     -------        --------       -------        --------
  Net (loss) income.......................................  $(15,923)    $(5,074)       $ (7,088)      $12,162        $(15,923)
                                                            ========     =======        ========       =======        ========

                        IMPERIAL CREDIT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 2001

                                                                                              Non-
                                                                             Guarantor      Guarantor
                                                                  ICII     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                                  ----     ------------   ------------   ------------   ------------
                                                                                   (In thousands)
Net cash (used in) provided by operating activities...........   $ (3,478)   $ 14,864       $ 71,975       $(2,912)       $ 80,449
                                                                 --------    --------       --------       -------        --------
Cash flows from investing activities:
Net decrease in interest bearing deposits.....................     12,119          --         74,006            --          86,125
Proceeds from sale of other real estate owned.................        160          16            727            --             903
Purchase of other real estate owned and repossessed assets....     (4,351)         --             --            --          (4,351)
Sale of securities available for sale.........................        282          --          2,592            --           2,874
Net change in loans held for investment.......................      1,618         837        (82,715)           --         (80,260)
Purchases of premises and equipment...........................        (61)        (37)        (2,996)           --          (3,094)
Investment in SPB noncumulative perpetual
  preferred stock.............................................    (14,000)         --         14,000            --              --
Net change in investment in subsidiaries......................     (2,912)         --             --         2,912              --
                                                                 --------    --------       --------       -------        --------
Net cash provided by (used in) investing activities...........     (7,145)        816          5,614         2,912           2,197
                                                                 --------    --------       --------       -------        --------
Cash flows from financing activities:
  Net decrease in deposits....................................         --          --         (9,087)           40          (9,047)
  Advances from FHLB..........................................         --          --         30,000            --          30,000
  Repayments of advances from FHLB............................         --          --        (45,000)           --         (45,000)
  Net change in other borrowings..............................         --     (10,096)       (39,044)           --         (49,140)
  Issuance of Senior Secured Debt.............................     16,200          --             --            --          16,200
  Net change in minority interest.............................         --          25             --            --              25
  Capital contributions.......................................     (7,200)         --          7,200            --              --
                                                                 --------    --------       --------       -------        --------
Net cash (used in) provided by financing activities...........      9,000     (10,071)       (55,931)           40         (56,962)
                                                                 --------    --------       --------       -------        --------
  Net change in cash..........................................     (1,623)      5,609         21,658            40          25,684
  Cash at beginning of period.................................      2,975       4,128         29,214        (5,379)         30,938
                                                                 --------    --------       --------       -------        --------
   Cash at end of period......................................   $  1,352    $  9,737       $ 50,872       $(5,339)       $ 56,622
                                                                 --------    --------       --------       -------        --------

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 2000

                                                                                              Non-
                                                                             Guarantor      Guarantor
                                                                   ICII    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                                 --------  -------------  -------------  ------------   ------------
                                                                                   (In thousands)
Net cash provided by (used in) operating activities...........   $  2,355    $(44,112)      $ (9,059)      $ (8,755)     $ (59,571)
                                                                 --------    --------       --------       --------      ---------
Cash flows from investing activities:
  Net change in interest bearing deposits.....................      3,179      (1,117)       212,093            (12)       214,143
  Purchase of securities available for sale...................         --      (3,500)       (50,000)            --        (53,500)
  Net cash received in acquisition of ICCMIC..................     11,524          --             --             --         11,524
  Net change in loans held for investment.....................     (6,341)     (8,232)       (85,259)          (232)      (100,064)
  Net change in investment in subsidiaries....................    (10,278)         --             --         10,278             --
  Other, net..................................................        (61)        411            (85)            79            344
                                                                 --------    --------       --------       --------      ---------
Net cash (used in) provided by investing activities...........     (1,977)    (12,438)        76,749         10,113         72,447
                                                                 --------    --------       --------       --------      ---------
Cash flows from financing activities:
  Net decrease in deposits....................................         --          --         59,272          7,231         66,503
  Net change in other borrowings..............................       (492)     56,931        (61,398)        (1,291)        (6,250)
  Repurchase of Senior Notes..................................     (4,622)         --             --             --         (4,622)
  Repurchase of company obligated mandatorily redeemable
   preferred securities of subsidiary trust holding solely
   debentures of the company ("ROPES")........................     (1,058)         --             --             --         (1,058)
  Capital contributions.......................................     (1,275)      1,275             --             --             --
  Other, net..................................................         43          25             (5)           397            460
                                                                 --------    --------       --------       --------      ---------
Net cash (used in) provided by  financing activities..........     (7,404)     58,231         (2,131)         6,337         55,033
                                                                 --------    --------       --------       --------      ---------

  Net change in cash..........................................     (7,026)      1,681         65,559          7,695         67,909
  Cash at beginning of period.................................     11,110       1,382         34,852        (13,446)        33,898
                                                                 --------    --------       --------       --------      ---------

  Cash at end of period.......................................   $  4,084    $  3,063       $100,411       $ (5,751)     $ 101,807
                                                                 ========    ========       ========       ========      =========

Deconsolidation of ICG
----------------------

     During the fourth quarter of 2000, the Company reduced its ownership percentage in ICG from 63.2% to 38.5% through the sale of a part of its equity interest to ICG and certain management members of ICG. The income from ICG is accounted for by the equity method of accounting beginning with the quarter ended December 31, 2000. For the three months ended March 31, 2001, the equity in net income of ICG was $912,000. As a result of the deconsolidation of ICG, certain components of the Company's first quarter results of operations are not comparable to the same period of the prior year. Therefore, the following proforma statements of operations present the Company's results of operations as if ICG had been accounted for as an equity investment for 2000.

                        IMPERIAL CREDIT INDUSTRIES, INC.
  CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS - ICG UNDER THE EQUITY METHOD
                       (Dollars in thousands - unaudited)

                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                              ---------
                                                                                                        2001             2000
                                                                                                        ----             ----
Interest Income:
  Interest on loans and leases................................................................          $43,256          $ 45,533
  Interest on investments.....................................................................            5,020             7,213
  Interest on other finance activities........................................................              330               614
                                                                                                        -------          --------
     Total interest income....................................................................           48,606            53,360
                                                                                                        -------          --------
Interest Expense:
  Interest on deposits........................................................................           26,589            24,293
  Interest on other borrowings................................................................            1,701             1,457
  Interest on long term debt..................................................................            5,740             6,378
                                                                                                        -------          --------
     Total interest expense...................................................................           34,030            32,128
                                                                                                        -------          --------
     Net interest income......................................................................           14,576            21,232
  Provision for loan and lease losses.........................................................            4,625            24,019
                                                                                                        -------          --------
     Net interest income (expense) after provision for loan and lease losses..................            9,951            (2,787)
                                                                                                        -------          --------
Fee and Other Income:
  Gain on sale of loans and leases............................................................              102               133
  Asset management fees.......................................................................              842               861
  Loan servicing income.......................................................................            1,368             1,526
  Gain (loss) on sale of securities...........................................................              130              (602)
  Equity in net income of Imperial Capital Group..............................................              912               640
  Mark-to-market losses on securities and loans held for sale.................................           (1,822)           (1,773)
  Rental income...............................................................................            1,912               120
  Other income................................................................................            2,649             2,544
                                                                                                        -------          --------
     Total fee and other income...............................................................            6,093             3,449
                                                                                                        -------          --------
Noninterest Expenses:
  Personnel expense...........................................................................            6,826             9,093
  Commission expense..........................................................................              487               804
  Amortization of servicing rights............................................................              106               136
  Occupancy expense...........................................................................            1,034             1,140
  Net expenses of other real estate owned.....................................................               92               556
  Legal and professional services.............................................................            1,499             1,198
  Lawsuit (recoveries) settlements............................................................               (1)               13
  Collection costs............................................................................            1,662               484
  Telephone and other communications..........................................................              364               555
  Amortization of goodwill, net...............................................................             (722)              607
  Real property expense.......................................................................              914                18
  General and administrative expense..........................................................            3,857             4,334
                                                                                                        -------          --------
     Noninterest expenses.....................................................................           16,118            18,938
  Acquisition costs...........................................................................               --             9,397
                                                                                                        -------          --------
     Total expenses...........................................................................           16,118            28,335
                                                                                                        -------          --------
     Loss from continuing operations before income taxes,
         minority interest and extraordinary item.............................................              (74)          (27,673)
  Income taxes................................................................................               --           (10,835)
  Minority interest in income of consolidated subsidiaries....................................               32                32
                                                                                                        -------          --------
     Loss from continuing operations..........................................................             (106)          (16,870)
  Operating losses from discontinued operations of AMN, net of income taxes...................             (200)               --
                                                                                                        -------          --------
     Loss before extraordinary item...........................................................             (306)          (16,870)
  Extraordinary item--Gain on early extinguishment of debt, net of income taxes...............              618               947
                                                                                                        -------          --------
     Net income (loss)........................................................................          $   312          $(15,923)
                                                                                                        =======          ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     We are a diversified commercial and real estate lending and financial services holding company that was incorporated in 1991 in the State of California. Our headquarters are located in Torrance, California. Our business activities are conducted through three wholly owned subsidiaries: Southern Pacific Bank ("SPB"), Imperial Business Credit Inc. ("IBC"), and Imperial Credit Asset Management, Inc. ("ICAM"). Through March 28, 2000, our company owned a 9% equity interest in a commercial REIT, Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC"). On March 28, 2000 we acquired all of the outstanding common stock of ICCMIC that we did not already own. Our parent company, our subsidiaries, and our affiliates offer a wide variety of deposit and commercial loan products, asset management services, and investment banking and brokerage services.

Financial Position

     At March 31, 2001, our total assets remained relatively unchanged at $2.1 billion as compared to asset levels at December 31, 2000. Our total net loans increased $66.7 million to $1.6 billion at March 31, 2001 as compared to $1.5 billion at December 31, 2000.

     On a consolidated basis, our cash and interest bearing deposits decreased to $153.7 million at March 31, 2001 as compared to $214.1 million at December 31, 2000. At our parent company, cash and interest bearing deposits decreased to $2.2 million at March 31, 2001 as compared to $15.9 million at December 31, 2000. Liquidity at our holding company was reduced primarily due to the additional capital investment of $5.0 million into SPB, the repayment of inter-company advances to consolidated subsidiaries, and the purchase of single family residential mortgage loans from a securitization trust established by the Company in 1994.

     At March 31, 2001, trading securities were $105.1 million as compared to $164.1 million at December 31, 2000. The $59.0 million decrease is primarily a result of the sale of $39.4 million in treasury securities that were pledged as collateral from Lehman Brothers at the Corona Film Finance Fund, LLC in addition to the sale of $14.9 million in interest only and subordinated bonds related to the FLRT 1996-A franchise loan and SPTL 1996-1 commercial and multifamily loan securitizations.

     Our retained interests in loan and lease securitizations were $3.6 million at March 31, 2001 as compared to $6.3 million at December 31, 2000. All of the retained interest balance at March 31, 2001 relates to lease securitizations at IBC. The decrease in retained interests primarily resulted from the repurchase of all the remaining single-family residential mortgage loans from a REMIC securitization trust created in 1994, as well as mark-to-market charges during the quarter ended March 31, 2001.

     Our deposits at SPB remained relatively unchanged at $1.6 billion at March 31, 2001 and December 31, 2000. Other borrowings decreased $49.1 million to $35.0 million at March 31, 2001 as compared to $84.1 million at December 31, 2000 primarily as a result of the elimination of $39.4 million in securities that were pledged as collateral from Lehman Brothers in addition to the repayment of $10.0 million in short-term borrowings related to the sale of property at ICCMIC. Our debt increased $14.4 million to $234.0 million at March 31, 2001 as compared to $219.6 million at December 31, 2000 due to our issuance of $16.2 million in Senior Secured Debt, partially offset by our repurchase of $1.9 million of ROPES. The notes bear an interest rate of 12% and mature on April 30, 2002. The issuance of the Senior Secured Debt is the first step in a recapitalization plan for the Company. The proceeds from the Senior Secured Debt offering were invested in SPB to facilitate compliance with its regulatory orders.

     At March 31, 2001 our shareholders' equity increased to $40.1 million as compared to $39.4 million at December 31, 2000. The increase in shareholders' equity was primarily the result $312,000 in earnings in addition to $318,000 in unrealized gains on securities available for sale.

Consolidated Results of Operations

     The Company reported net income for the quarter ended March 31, 2001 of $312,000 or $0.01 diluted net income per share including an operating loss from discontinued operations of $200,000 or $0.01 diluted net loss per share and an extraordinary gain on the early extinguishment of debt of $618,000 or $0.02 diluted net income per share. The operating results for the quarter ended March 31, 2001 were favorably impacted by a significant increase in recoveries of $4.1 million of previously charged off loans, which resulted in a reduction of the provision for loan and lease losses to $4.6 million as compared to $24.0 million in the same period of the prior year. The Company has increased its allowance for loan and lease losses to $64.8 million at March 31, 2001 as compared to $63.6 million at December 31, 2000. The operating results for the quarter ended March 31, 2001 were negatively impacted by a 150 basis point decrease in the Prime rate and increased levels of non-accrual loans which reduced SPB's net interest margin to 4.11% for the quarter ended March 31, 2001 as compared to 4.89% for the same period of the prior year. The Company recorded no income tax expense during the quarter ended March 31, 2001 as the Company currently has $130.0 million of tax net operating loss carry-forwards available to offset future income. For the same period of the prior year, the Company reported a net loss of $15.9 million or $0.48 diluted net loss per share after an extraordinary gain on the extinguishment of debt of $947,000 or $0.03 diluted net income per share. Net loss for the quarter ended March 31, 2000 included $9.4 million of severance and other costs related to the ICCMIC acquisition.

Net Interest Income

     For the quarter ended March 31, 2001, net interest income before provisions for loan and lease losses decreased to $14.6 million as compared to $21.1 million for the same period in the prior year. For the quarter ended March 31, 2001, net interest margin at SPB decreased to 4.11% as compared to 4.89% for the same period in the prior year. Net interest income before provisions for loan and lease losses and net interest margin decreased primarily as a result of increased deposit costs coupled with lower yields on our loan and securities portfolios.

     During the quarter ended March 31, 2001, interest income decreased to $48.6 million as compared to $53.4 million for the same period of the prior year. Interest income decreased primarily as a result of decreases in the Prime and Libor interest rates. A majority of the Company's loans are indexed to these indices. As a result of the decrease in the Prime and Libor rates, these loans re-priced to reduced yields during the first quarter, while a majority of our deposit funding base is expected to re-price with reduced interest rates over the next six months. As a result of our loans re-pricing faster than our deposits, SPB's net interest margin decreased during the quarter ended March 31, 2001. The average yield on loans at SPB decreased to 10.42% during the quarter ended March 31, 2001 as compared to 10.74% in the same period of the prior year. SPB's yields on its outstanding loans were also negatively affected by a higher level of non-accrual loans during the quarter ended March 31, 2001 as compared to the same period of the prior year. Average non-accrual loans were approximately $78.4 million for the quarter ended March 31, 2001 as compared to approximately $65.5 million for the same period of the prior year. The Company's total loans and leases held for sale and investment, net of allowance for loan and lease losses increased to $1.6 billion at March 31, 2001 compared to $1.5 billion at December 31, 2000.

     Interest expense was $34.0 million for the quarter ended March 31, 2001 as compared to $32.3 million for the same period of the prior year. The increase in interest expense primarily resulted from an increase in the cost of the Federal Deposit Insurance Corporation ("FDIC") insured deposits of SPB. The average cost of deposits based on daily averages at SPB increased to 6.61% during the quarter ended March 31, 2001 as compared to 5.85% in the same period of the prior year. SPB's average outstanding deposits decreased to $1.6 billion for the quarter ended March 31, 2001 as compared to $1.7 billion at March 31, 2000. Interest on other borrowings increased as a result of the ICCMIC acquisition on March 28, 2000. Average outstanding debt and related interest expense at ICCMIC totaled $37.1 million and $734,000 for the quarter ended March 31, 2001, respectively. The increases in interest expense on deposits and other borrowings were partially offset by a decrease in interest expense on long-term debt which decreased 10.0% to $5.7 million for the quarter ended March 31, 2001 as compared to $6.4 million for the same period in the prior year. The decrease in interest expense on long-term debt resulted from the repurchase of long-term debt during the previous twelve months.

Provision for Loan and Lease Losses

     The provision for loan and lease losses for the quarter ended March 31, 2001 was $4.6 million as compared to $24.0 million for the same period last year. The reduced provision for loan and lease losses for the quarter ended March 2001 was primarily the result of increased recoveries on previously charged-off CBC loans totaling $3.4 million and a reduced number of performing credits migrating to potential problem status. Net charge-offs for the quarter ended March 31, 2001 were $3.5 million as compared to $7.1 million in the same period last year. During the quarter ended March 31, 2001, net charge-offs (recoveries) were $2.7 million at Coast Business Credit ("CBC"), $1.1 million at Imperial Warehouse Finance ("IWF"), and ($0.3) million at Loan Participation and Investment Group ("LPIG"), respectively. During the quarter ended March 31, 2000, net charge-offs were $4.6 million at CBC, $1.5 million at IWF and $1.0 million for all other portfolios, respectively.

Fee and Other Income

     Fee and other income decreased $4.4 million to $6.1 million for the quarter ended March 31, 2001 as compared to $10.5 million in the same period of the prior year. Fee and other income decreased primarily due to the deconsolidation of Imperial Capital Group ("ICG") during the fourth quarter of 2000. As a result of the deconsolidation, the Company will not report any investment banking and brokerage fees, other income, or expenses of ICG. Beginning with the fourth quarter of 2000, ICII's

38.5% equity interest in ICG will be reported as equity in the net income of ICG. During the quarter ended March 31, 2000 the Company reported $7.7 million of investment banking and brokerage fees.

     For the quarter ended March 31, 2001, the equity in net income of ICG was $912,000. The pre-tax income of ICG for the quarter ended March 31, 2000 was $1.0 million.

     Gain on sale of loans decreased to $102,000 for the quarter ended March 31, 2001, as compared to $133,000 in the same period of the prior year. For the quarter ended March 31, 2001, the Company sold $44.5 million of Income Property Lending Division ("IPL") loans and $12.8 million of non-performing participations in nationally syndicated loans generating a gain of $257,000 and a loss of $165,000, respectively. For the quarter ended March 31, 2000, the Company sold $34.7 million of IPL loans, $51.4 million of nationally syndicated participation loans, $7.5 million of consumer loans, and securitized $28.2 million of Imperial Business Credit's ("IBC") equipment leases, generating gains (losses) of $271,000, ($400,000), zero, and $261,000, respectively.

     Asset management fees were relatively unchanged at $842,000 for the quarter ended March 31, 2001 as compared to $861,000 in the same period of the prior year. Asset management fees are derived primarily from the management of Pacifica Partners I, a $500 million collateralized loan obligation fund. The balance of assets under management was $484.5 million at March 31, 2001 as compared to $491.3 million at March 31, 2000.

     Gain on sale of securities increased to $130,000 for the quarter ended March 31, 2001 as compared to a loss of $602,000 in the same period of the prior year. During the quarter ended March 31, 2001, the Company sold part of its interest in a high yield bond fund managed by ICG.

     Rental income increased to $1.9 million for the quarter ended March 31, 2001 as compared to $120,000 in the same period of the prior year. Rental income increased as a result of the income producing commercial real estate properties acquired in the ICCMIC transaction, which was completed on March 28, 2000.

     For the quarters ending March 31, 2001 and 2000, mark-to-market losses were unchanged at $1.8 million. The net mark-to-market losses for the quarter ended March 31, 2001 primarily related to a $649,000 write-down of IBC's retained interests in lease securitizations, a $311,000 write-down of other retained interests, and an $801,000 write-down of an off-balance sheet swap managed by SPB's Loan Participation and Investment Group ("LPIG") division. For the quarter ended March 31, 2000, mark-to-market losses were primarily related to a decline in the value of the Company's commercial mortgage-backed securities and investments in total return swaps. The Company wrote down its commercial mortgage-backed securities by $462,000 and its investments in total return swaps by $1.0 million as a result of increased interest spreads and loss assumptions. During the quarter ended March 31, 2000, the Company also wrote down certain consumer loans held for sale by $770,000. The write-downs in these securities and loans during the quarter ended March 31, 2000 were partially offset by increases in the value of the Company's retained interest in residential mortgage loan securitizations of $542,000 as a result of increased prepayment assumptions.

Noninterest Expenses

     Total noninterest expenses for the quarter ended March 31, 2001 decreased 37% to $16.1 million as compared to $25.5 million for the prior year. The decrease in expenses primarily resulted from decreases in personnel expense, amortization of goodwill, and general and administrative expenses in addition to the deconsolidation of ICG. These decreases were partially offset by increases in legal and professional services and collection costs associated with non-accrual loans and non-performing assets, and real property expenses. During the quarter ended March 31, 2001 noninterest expenses decreased 15% to $16.1 million as compared to $18.9 million for the same period in the prior year assuming ICG was accounted for under the equity method. The decrease in expenses occurred in all expense categories except legal and professional services, collection costs associated with non-accrual loans and non-performing assets, and real property expenses.

     Assuming ICG was accounted for under the equity method, during the quarter ended March 31, 2000, personnel expenses decreased 25% to $6.8 million as compared to $9.1 million in the same period of the prior year. The decrease was primarily the result of reduced Full Time Equivalent employees ("FTE") and reduced bonus expense. At March 31, 2001, the Company had 404 FTE as compared to 520 FTE (excluding ICG) at March 31, 2000.

     Assuming ICG was accounted for under the equity method, during the quarter ended March 31, 2000, legal and professional and collection costs increased to $3.2 million as compared to $1.7 million in the same period of the prior year. The increase was primarily the result of increased levels of non-accrual loans and the Company's efforts to accelerate the resolution of problem loans.

     Assuming ICG was accounted for under the equity method, during the quarter ended March 31, 2000, general and administrative expenses decreased 12% to $3.8 million as compared to $4.3 million in the same period of the prior year. General and administrative expenses decreased in both periods as a result of the Company's efforts to cut costs and increase operational efficiency.

     Assuming ICG was accounted for under the equity method, during the quarter ended March 31, 2000, amortization of goodwill, net was ($722,000) as compared to $607,000 in the prior year. Amortization of goodwill decreased as a result of the amortization of negative goodwill associated with the ICCMIC acquisition in the first quarter of 2000. During the quarter ended March 31, 2001, amortization of negative goodwill at ICCMIC reduced amortization of goodwill, net by $1.4 million as compared to $72,000 during the same period of the prior year.

     Real property expenses resulted from the ICCMIC acquisition in the first quarter of 2000. These costs solely relate to the income producing properties owned by ICCMIC. Real property expenses totaled $914,000 for the quarter ended March 31, 2001 as compared to $18,000 in the same period of the prior year.

Non-accrual Loans

     Our non-accrual loans and leases increased $6.9 million to $85.4 million at March 31, 2001 as compared to $78.5 million at December 31, 2000. The increase in non-accrual loans occurred primarily in the CBC and IWF portfolios. See "Asset Quality" for more information about non-accrual loans and non-performing assets.

Allowance for Loan and Lease Losses

     The allowance for loan and lease losses was $64.8 million or 5.10% of total gross loans held for investment at March 31, 2001 as compared to $63.6 million or 5.39% at December 31, 2000, respectively. The ratio of the allowance for loan and lease losses to non-accrual loans and leases ("coverage ratio") decreased to 75.87% at March 31, 2001 as compared to 81.02 % at December 31, 2000, respectively. The decrease in the coverage ratio is the result of an increase in non-accrual loans of $6.9 million, partially offset by an increase in the allowance for loan and lease losses of $1.2 million.

Agreements with Regulators

     As a result of a joint examination by the Federal Deposit Insurance Corporation ("FDIC") and the California Department of Financial Institutions ("DFI"), SPB entered into regulatory orders (the "Orders") with the FDIC and with the DFI. The orders contain several requirements including but not limited to, increasing SPB's capital and regulatory defined capital ratios, dividend restrictions, classified asset limitations, lending policy restrictions and procedures, and other such restrictions. Management believes the Company has responded to all of the directives addressed in the orders including the recent additions of new credit administration and risk management personnel, the partial recapitalization of SPB and the reduction of SPB's classified assets. At March 31, 2001, management believes that SPB was substantially in compliance with the Orders with the exception of attaining the required Tier I and Total Risk-Based Capital ratios of 8.00% and 10.50%, respectively. At March 31, 2001, the Bank's Tier I and Total Risk-Based Capital ratios were 5.96% and 8.31%, respectively. See - "Regulatory Matters - SPB's Capital Ratios". At December 31, 2000, the Bank was considered "undercapitalized" by the banking regulators. Banks so categorized are subject to certain restrictions, including prohibitions on the payment of dividends, restrictions on compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed by the regulators including requirements to raise additional capital, sell assets or sell the entire bank. On March 30, 2001, the Company contributed $21.2 million in cash to the Bank as new equity capital and converted $22.0 million of subordinated debt into perpetual noncumulative preferred stock of the Bank. Such capital infusions and conversions, in addition to Bank earnings of $1.5 million through March 31, 2001, restored the Bank's capital to amounts above the "adequately capitalized" regulatory minimums cited in banking regulations. While the Bank was "adequately capitalized" at March 31, 2001, it was not in compliance with the required capital ratios under the Orders. Management believes that the Bank will not meet any of the required target capital ratios required by the Orders during 2001. We have been in discussions with the FDIC and the DFI with regard to our current and projected noncompliance with the Orders and have submitted an amended capital plan for 2001 which reflects the Bank being "Well Capitalized" by December 31, 2001 and being in full compliance with the required Tier 1 and Total Risk-Based capital ratios under the Orders by June 30, 2002. The Bank is forecasted to comply with the terms of the Orders in its revised capital plan through a combination of additional capital contributions from ICII, liquidity and from ICII's Recapitalization Transaction, slower asset growth, and the retention of earnings at the Bank.

     At this time, the financial impact, if any, of regulatory actions that may result from the failure of the Bank to meet minimum capital requirements of the Orders cannot be determined. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recapitalization Transaction

     On March 30, 2001 ICII completed the issuance of $16.2 million of Senior Secured Debt. The notes bear an interest rate of 12% and mature on April 30, 2002. The issuance of the Senior Secured Debt is the first step in a recapitalization plan for the Company further explained below. The proceeds from the Senior Secured Debt offering were invested in SPB to facilitate compliance with its regulatory orders.

     Subsequent to the completed Senior Secured Debt offering, ICII will offer pro rata a package of the following securities in exchange (the "Debt Exchange") for currently outstanding Senior Notes and ROPES (the "Old Notes"): (i) 12% Senior Secured Notes due 2005 (the "Exchange Notes"), (ii) up to 2.0 million shares of our Common Stock (13.952269 shares per $1,000 face amount of Exchange Notes), no par value and (iii) warrants (the "Debt Exchange Warrants") to purchase up to an additional 7.0 million shares of Common Stock at an exercise price of $2.15 per share (48.832944 warrants per $1,000 face amount of Exchange Notes). Concurrently with consummation of the Debt Exchange, we will issue up to
7.04 million shares of Common Stock to the holders of a majority in interest of our Old Notes who executed the recapitalization agreement. We further intend to issue and sell at least $10.0 million principal amount of 12% Convertible Subordinated Notes due 2005 to accredited investors in a private placement. The Convertible Subordinated Notes will be convertible after three years into Common Stock of the Company at a price of $1.25 per share.

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

     A majority-in-interest of the 10.25% Remarketed Par Securities due 2002 and our 9.875% Senior Notes due 2007 have agreed to participate in the Debt Exchange, and to strip the Old Notes of all existing financial covenants. Supplemental indentures related to the Old Notes were executed on March 29, 2001.

     Subject to the occurrence of certain conditions (including the closing of the Debt Exchange and the issuance of Convertible Subordinated Notes), all of the Senior Secured Debt will be automatically exchanged into (i) $18.2 million principal amount of Exchange Notes, (ii) 249,052 shares of Common Stock, and
(iii) warrants to purchase up to an additional 871,681 shares of Common Stock at an exercise price of $2.15 per share. Such Exchange Note holders also have limited price protection. Each of the Senior Secured Debt purchasers will further have the right during the period following the Debt Exchange and ending March 31, 2002 to elect to exchange all or a portion of their Exchange Notes and related shares of Common Stock and Debt Exchange Warrants into $18.2 million principal amount of Convertible Subordinated Notes. The Convertible Subordinated Notes will have a 12% coupon and will be convertible into Common Stock at $1.25 per share.

     Upon successful completion of the recapitalization transaction, ICII will receive gross proceeds of at least $26.2 million of new capital, most of which will be invested in Tier I capital of SPB. We believe that this new capital will assist our company in its attempt to increase capital levels at SPB in order to meet regulatory requirements. Furthermore, the future exercise of warrants issued in connection with the Debt Exchange is expected to provide approximately an additional $15.0 million of capital for the Company at the time of their exercise approximately three years from the date of issuance of the Exchange Notes.

     The impact of the Debt Exchange will primarily be to reduce the principal amount of ICII's Old Notes by approximately $36.6 million to $71.7 million based on the success of the exchange offer. ICII expects to complete the Debt Exchange by June 22, 2001.

     There can be no assurance that the proposed offering can be completed or that sufficient amounts of capital combined with asset reductions can be achieved such that the Bank might comply with its regulatory capital requirements.

BUSINESS LINES

     We manage our business by evaluating the results of operations from each of our business units. Our core businesses include:

     . Coast Business Credit ("CBC")--an asset-based commercial lender;

     . Imperial Warehouse Finance, Inc. ("IWF")--a residential repurchase facilities business;

     . Loan Participation and Investment Group ("LPIG")--a division of SPB investing in nationally syndicated bank loans;

     . The Lewis Horwitz Organization ("LHO")--a film and television production lending business;

     . Imperial Business Credit, Inc. ("IBC")--an equipment lease servicing business;

     . Income Property Lending Division ("IPL")--a multifamily and commercial mortgage banking business;

     . Asset Management Activities ("AMA")--an investment fund management business;

     . Other Core Operations ("OCO")--our holding company investments and support functions, our loan documentation service operations, and certain other operations of Southern Pacific Bank.

     We also operate other businesses, which, except for ICG, consist of businesses that we've decided to de-emphasize. We group these businesses into the following categories:

     . Equity Interests--beginning in the fourth quarter of 2000, the investment banking and brokerage activities of ICG;

     . De-emphasized/Discontinued/Exited Businesses--Consumer lending, auto lending, residential mortgage lending, foreign mortgage lending businesses, and third party mortgage servicing operations.

Our exit from these non-core businesses has allowed our management to focus on our core business lines that have historically proven to be our most profitable businesses.

CORE BUSINESS LINES

     The following table reflects average loans and leases outstanding and the average yields earned on our core business units for the quarters ended March 31, 2001 and 2000:

                                                                               For the Quarter Ended March 31,
                                                                               -------------------------------
                                                                                   (Dollars in thousands)
                                                                   Average Loans and Leases
                                                                   ------------------------
                                                                          Outstanding                   Average Yield
                                                                          -----------                   -------------
          Business Line                                               2001            2000            2001          2000
          -------------                                               ----            ----            ----          ----
               CBC..........................................          $750,626        $738,259        11.49%        12.99%
               IWF..........................................           119,717          81,378         7.83          5.28
               LPIG.........................................           122,399         219,071         8.16          8.33%
               LHO..........................................           104,959          18,474        12.25         14.37
               IBC..........................................                97           8,291        13.64         10.84
               IPL..........................................           389,343         296,015         9.81          9.09

     Five of our core businesses are conducted though our largest subsidiary SPB. SPB is a $1.8 billion industrial bank that includes: CBC, an asset-based lender; IWF, which provides repurchase facilities to third party residential mortgage loan originators; LPIG, an investor in syndicated bank loan participations; LHO, a commercial finance lender that provides financing for independent motion picture and television production; and IPL, a multifamily and commercial real estate mortgage banking business. The FDIC insured deposits of SPB primarily fund each of these businesses.

Coast Business Credit

     CBC's net income was $3.8 million for the quarter ended March 31, 2001 as compared to a net loss of $1.2 million for the same period last year. The increase in CBC's net income for the quarter ended March 31, 2001 was primarily attributable to a decrease in provision for loan losses. Net income includes a provision for loan losses of $1.5 million for the quarter ended March 31, 2001 as compared to $11.6 million for the same period last year.

     CBC increased its average outstanding loan balance for the quarter ended March 31, 2001 to $750.6 million as compared to $738.3 million for the same period last year.

     Although CBC's average loans outstanding increased, CBC's net interest income decreased $4.2 million to $10.4 million during the quarter ended March 31, 2001 as compared to $14.6 million for the same period last year. The decrease is primarily attributable to a decrease in yields on CBC's loans for the quarter ended March 31, 2001 as compared to the same period last year. CBC's yield decreased 150 basis points to 11.49% as compared to 12.99% for the same period last year primarily resulting from decreases in the prime rate in the first quarter of 2001 and a higher average outstanding balance of non-accrual loans.

     CBC's other income remained unchanged at $1.6 million during the quarter ended March 31, 2001 as compared to the same period last year.

     CBC's total expenses were $6.8 million for the quarter ended March 31, 2001 as compared to $6.5 million for the same period last year. Total expenses increased for the quarter ended March 31, 2001 as compared to the same period last year primarily due to a $1.3 million increase in collection costs related to the resolution of problem loans during the first quarter of 2001 partially offset by a $1.0 million decrease in personnel expenses related to the Company's strategy to increase operational efficiencies.

     At March 31, 2001, CBC's non-accrual loans were $36.0 million as compared $31.8 million at December 31, 2000. At March 31, 2001, no CBC loans were 90 days delinquent and accruing interest. CBC incurred net charge-offs of $2.7 million for the quarter ended March 31, 2001 as compared to $4.6 million for the prior period last year. Non-performing loans at CBC are generally collateralized by accounts receivable, inventory and other assets including FF&E and real estate.

     CBC's FTE decreased to 122 FTE at March 31, 2001 as compared to 143 FTE at March 31, 2000.

Imperial Warehouse Finance

     IWF's net loss was $2.8 million for the quarter ended March 31, 2001 as compared to a net loss of $2.1 million for the same period last year, respectively. The increase in IWF's net loss for the quarter ended March 31, 2001 was primarily attributable to an increase in total operating expenses related to increases in funding activity and higher average outstanding loan balances. Net income includes a provision for loan losses of $1.9 million for the quarter ended March 31, 2001 as compared to $2.3 million for the same period last year, respectively.

     IWF increased its average outstanding loan balance for the quarter ended March 31, 2001 to $119.7 million as compared to $81.4 million for the same period last year.

     IWF's net interest income increased $468,000 to $207,000 during the quarter ended March 31, 2001 from ($261,000) for the same period last year. The increase is primarily attributable to an increase in the balance of average loans outstanding coupled with a decrease in non-accrual loans as a percentage of total loans for the quarter ended March 31, 2001 as compared to the same period last year. IWF's yield increased 210 basis points to 7.83% as compared to 5.28% for the same period last year primarily as a result of a decrease in non-accrual loans as a percentage of total loans in the first quarter of 2001.

     IWF's other income was $171,000 for the quarter ended March 31, 2001 as compared to $80,000 for same period last year. Other income increased as a result of an increase in funding activity on IWF's repurchase lines.

     IWF's total expenses were $1.4 million for the quarter ended March 31, 2001 as compared to $968,000 for the same period last year. Total expenses increased for the quarter ended March 31, 2001 as compared to the same period last year primarily due to a $168,000 increase in professional service expense related to increased problem asset collection costs.

     At March 31, 2001, IWF's non-accrual loans were $14.4 million as compared to $9.4 million at December 31, 2000. At March 31, 2001, no IWF loans were 90 days delinquent and accruing interest. IWF incurred net charge-offs of $1.1 million for the quarter ended March 31, 2001 as compared $1.4 million for the same period last year.

     IWF's FTE decreased to 12 FTE at March 31, 2001 as compared to 15 FTE at March 31, 2000.

Loan Participation and Investment Group

     We are not originating any new commitments for LPIG at this time since we believe that the capital that is currently being deployed at SPB to support LPIG's business could be better utilized in our other core businesses. As such, we anticipate that the current outstanding balance of LPIG's loans will decrease over time as this portfolio runs-off.

     LPIG's net loss was $636,000 for the quarter ended March 31, 2001 as compared to a net loss of $5.2 million for the same period last year. The decrease in LPIG's net loss for the quarter ended March 31, 2001 was primarily attributable to a decrease in the provision for loan losses. Net income includes a provision for loan losses of $154,000 for the quarter ended March 31, 2001 as compared to $9.2 million for the same period last year.

     LPIG's average loans outstanding decreased to $122.4 million for the quarter ended March 31, 2001 as compared to $219.1 million in the prior year. As a result of the decrease in LPIG's average loans outstanding, LPIG's net interest income decreased to $773,000 for the quarter ended March 31, 2001 as compared to $1.5 million for the prior year. The yield on LPIG's loans for the quarter ended March 31, 2001 decreased to 8.16% as compared to 8.33% in the prior year. The yield on LPIG's loans decreased as a result of a decrease in LIBOR rates coupled with increases in the outstanding average balances of non-accrual loans during the first quarter of 2001 as compared to the same period last year.

     LPIG's other income was ($945,000) for the quarter ended March 31, 2001 as compared to ($551,000) for same period last year. The decrease in other income was primarily the result of increased mark-to-market losses on nationally syndicated bank loans funded through total return swaps and losses on sales of potential problem LPIG loans. For the quarter ended March 31, 2001, LPIG's mark-to-market losses were $800,000 as compared to $551,000 for the same period last year.

     LPIG's total expenses were $310,000 for the quarter ended March 31, 2001 as compared to $380,000 for the same period last year. Total expenses decreased for the quarter ended March 31, 2001 as compared to the same period last year primarily due to a $35,000 decrease in personnel costs as a result of a 60% decrease in personnel at LPIG.

     At March 31, 2001, LPIG's non-accrual loans were $23.0 million as compared to $26.2 million at December 31, 2000. At March 31, 2001, no LPIG loans were 90 days delinquent and accruing interest. LPIG incurred net recoveries of $379,000 for the quarter ended March 31, 2001 as compared net charge-offs of $303,000 for the same period last year.

     LPIG's FTE decreased to two FTE at March 31, 2001 as compared to five FTE at March 31, 2000.

The Lewis Horwitz Organization

     LHO's net loss was $206,000 for the quarter ended March 31, 2001 as compared to a net loss of $71,000 for the same period last year. The increase in LHO's net loss for the quarter ended March 31, 2001 was primarily attributable to an increase in the provision for loan losses and increases in total expenses, partially offset by an increase in net interest income. Net income includes a provision for loan losses of $739,000 for the quarter ended March 31, 2001 as compared to $216,000 for the same period last year.

     LHO's average loans outstanding increased to $105.0 million for the quarter ended March 31, 2001 as compared to $18.5 million in the prior year. As a result of the increase in average loans outstanding, LHO's net interest income increased to $1.6 million for the quarter ended March 31, 2001 as compared to $1.1 million for the prior year. The increase in the average balance of outstanding loans was partially offset by a reduction in loan yields for the comparable periods. The yield on LHO's loans for the quarter ended March 31, 2001 decreased 212 basis points to 12.25% as compared to 14.37% for the same period last year. The yield on LHO's loans for the quarter ended March 31, 2001 decreased primarily as a result of a 100 basis point decrease in the prime rate in January 2001 and an additional 50 basis point decrease in the prime rate in March 2001. LHO's net interest income includes earnings from loans held at Imperial Bank during the first quarter of 2000 under the terms of the LHO purchase agreement. At March 31, 2001, there were no loans held at Imperial Bank (since acquired by Comerica Bank) related to the LHO purchase agreement.

     LHO's other income was $74,000 for the quarter ended March 31, 2001 as compared to $23,000 for same period last year. The increase in other income for the quarter ended March 31, 2001 was primarily the result of increased loan fee income related to the increase in the balance of average loans outstanding as compared to the same period last year.

     LHO's total expenses were $1.2 million for the quarter ended March 31, 2001 as compared to $1.1 million for the same period last year. Total expenses increased for the quarter ended March 31, 2001 as compared to the same period last year primarily due to increases in general and administrative costs.

     At March 31, 2001, LHO's non-accrual loans remained unchanged at $246,000 compared to December 31, 2000. LHO has not incurred any charge offs of non-accrual loans since the acquisition in October of 1999. Non-performing loans at LHO are supported by the existing and estimated value of all future distribution rights of the film or television production. All of LHO's non-accrual loans were acquired from Imperial Bank under the terms of the LHO purchase agreement, and are carried at their estimated realizable values.

     LHO's FTE was unchanged with 15 FTE at March 31, 2001 and March 31, 2000.

Imperial Business Credit

     During the second quarter of 2000, we decided to cease originations of all small ticket leases by IBC. During April 2000, we sold or closed IBC's remaining origination offices. IBC's current operations primarily consist of servicing its remaining small ticket leases and the new originations of SPB's middle market leasing group.

     IBC's net loss was $310,000 for the quarter ended March 31, 2001 as compared to a net loss of $15,000 for the same period last year. The increase in IBC's net loss for the quarter ended March 31, 2001 was primarily attributable to decreased gain on sale of leases and loan servicing income offset by increased mark-to-market charges on retained interests in lease securitizations. IBC's net loss includes a provision for loan losses of $40,000 for the quarter ended March 31, 2001 as compared to none for the same period last year, respectively.

     IBC's average leases outstanding decreased to $97,000 for the quarter ended March 31, 2001 as compared to $8.3 million for the same period last year. The decrease in IBC's average loans outstanding is directly related to the decision to cease originations during the second quarter of 2000. The yield on IBC's loans for the quarter ended March 31, 2001 were 13.64% as compared to 10.84% for the same period last year.

     IBC's other income was $745,000 for the quarter ended March 31, 2001 as compared to $2.0 million for same period last year. The decrease in other income was primarily the result of increased mark-to-market losses on trading securities and retained interest in lease securitizations of $649,000 for the quarter ended March 31, 2001 as compared to none for the same period last year. At March 31, 2001, IBC was servicing $154.9 million of leases, generating lease servicing income of $1.2 million during the quarter ended March 31, 2001 as compared to $235.9 of leases at March 31, 2000 and $1.5 million during the same period last year, respectively.

     IBC's total expenses were $1.6 million for the quarter ended March 31, 2001 as compared to $2.6 million for the same period last year. Total expenses decreased for the quarter ended March 31, 2001 as compared to the same period last year primarily due to reduced amortization of goodwill and reduced personnel and operating expenses.

     At March 31, 2001, IBC's non-accruing leases were $33,000 as compared to $7,000 at December 31, 2000.

     IBC's FTE decreased to 48 FTE at March 31, 2001 compared to 93 FTE at March 31, 2000.

Income Property Lending Division

     IPL's net income was $1.6 million for the quarter ended March 31, 2001 as compared to net income of $513,000 for the same period last year.

     IPL originated $56.1 million of loans for the quarter ended March 31, 2001 as compared to $65.9 million of loans for the same period last year. During the quarter ended March 31, 2001, IPL sold $44.5 million of its loans, generating a gain on sale of $257,000 or 0.58% of the principal balance of loans sold. IPL sold $34.7 million of its loans for the quarter ended March 31, 2000, generating a gain on sale of $263,000, or 0.76% of the principal balance of loans sold.

     IPL's net interest income was $3.3 million for the quarter ended March 31, 2001 as compared to $2.5 million for the same period last year. The increase was primarily the result of an increase in the average balance of outstanding loans and increased average loan yields. IPL's average outstanding loan balance for the quarter and three months ended March 31, 2001, increased $93.3 million to $389.3 million as compared to $296.0 million for the same period last year. IPL's loan yields were 9.81% for the quarter ended March 31, 2001 as compared to 9.09% for the same period last year. IPL's loan yields increased as a result of increases in the Libor rate during the previous twelve months.

     IPL earned total other income of $526,000 for the quarter ended March 31, 2001 as compared to $426,000 for the same period last year.

     IPL's total expenses were $2.3 million for the quarter ended March 31, 2001 as compared to $2.0 million for the same period last year. Total expenses increased for the quarter ended March 31, 2001 as compared to the same period last year primarily due to increased occupancy and professional services expenses.

     At March 31, 2001, IPL's non-accrual loans were $1.3 million as compared to $2.5 million at December 31, 2000.

     IPL's FTE decreased to 45 FTE at March 31, 2001 compared to 69 FTE at March 31, 2000.

Imperial Capital Group, LLC

     During the fourth quarter of 2000, we reduced our ownership in ICG from 63.2% to 38.5% through the sale of a part of our equity interest directly to ICG and to certain management members of ICG. As such, the income from ICG is accounted for by the equity method of accounting beginning with the quarter ended December 31, 2000. For the quarter ended March 31, 2001, the equity in net income of ICG was $912,000 and is reported in our segment data under "Equity Interests." ICG's pre tax income for the quarter ended March 31, 2000 was $1.0 million.

     ICG's FTE was 71 at March 31, 2000.

Asset Management Activities

     AMA's net income was $110,000 for the quarter ended March 31, 2001 as compared to $15,000 for the same period last year. The increase in net income was primarily related to reduced personnel and general and administrative costs for the quarter ended March 31, 2001 as compared to the same period last year.

     Total expenses from AMA activities were $702,000 for the quarter ended March 31, 2001 as compared to $771,000 for the same period last year. Total expenses decreased for the period as compared to the same period last year due to decreased professional services and general and administrative expenses.

     Total AMA FTE decreased to 8 FTE at March 31, 2001 compared to 9 FTE at March 31, 2000.

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


     The net loss of OCO was $3.5 million as compared to a net loss of $2.7 million for the same period last year. The net loss for the quarter ended March 31, 2001 includes a $618,000 net gain from the early extinguishment of debt as compared to a $947,000 net gain from the early extinguishment of debt for the same period last year. OCO's pre-tax loss was $4.2 million for the quarter ended March 31, 2001 as compared to a pre-tax loss of $5.6 million for the same period last year. The decrease in pre-tax loss for the quarter ended March 31, 2001 results from increased gains on sales of securities and other income, and decreased mark-to-market charges on loans and securities held for sale.

     Total expenses of OCO were $643,000 for the quarter ended March 31, 2001 as compared to $1.3 million for the same period last year. The decrease in expenses for the quarter ended March 31, 2001 as compared to the same period in the prior year primarily resulted from decreased legal and professional fees and litigation settlements.

     OCO's FTE decreased to 19 FTE at March 31, 2001 as compared to 38 FTE at March 31, 2000.

NON-CORE BUSINESS LINES

     We also operate "non-core" businesses, which other than ICG, consist of businesses that we've decided to de-emphasize. We group these businesses into the following categories:

Equity Interests

     At March 31, 2001 and 2000, we had no equity interests in publicly traded entities. During the fourth quarter of 2000, the Company reduced its ownership percentage in ICG from 63.2% to 38.5% through the sale of a part of its equity interest to ICG and certain management members of ICG. As a result, we began to consider ICG as an Equity Interest beginning in the fourth quarter of 2000. The income from ICG is accounted for by the equity method of accounting beginning with the fourth quarter of 2000.

Equity Interest in ICG

     For the quarter ended March 31, 2001, our Equity Interests generated net revenues of $1.1 million, exclusively from ICG, and net income of $912,000.

De-emphasized/Discontinued/Exited Businesses

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

Exited Businesses

     Net income from Exited Businesses operations was $1.4 million for the quarter ended March 31, 2001 as compared to a net loss of $5.2 million for the same period last year. The increase in net income for the quarter ended March 31, 2001 as compared to the same period last year primarily resulted from $1.4 million of revenues derived from assets purchased in the ICCMIC acquisition and $1.4 million of negative goodwill amortization generated by the ICCMIC purchase.

     The Exited Businesses incurred negative mark-to-market charges of $311,000 for the quarter ended March 31, 2001 as compared to $298,000 for the same period last year.

     Total expenses at our Exited Businesses decreased to $844,000 for the quarter ended March 31, 2001as compared to $2.7 million for the same period last year. The decrease in total expenses was primarily due to the wind-down of non-core businesses in addition to the $1.4 million of negative goodwill amortization generated by the ICCMIC purchase.

     Our non-core loans decreased to $90.2 million at March 31, 2001 as compared to $95.1 million at December 31, 2000. The remaining non-core portfolios primarily consist of lower risk single family mortgage loans.

     The following table reflects the ending outstanding balances of the loans from our Exited Businesses:

                                                                    Loans and Leases
                                                                       Outstanding
                                                                      (In thousands)
                    Exited Business Line                         March 31,          December 31,
                    --------------------                           2001                 2000
                                                                   ----                 ----
     Auto Lending Division of SPB                                  $ 1,627              $ 2,283
     Consumer Lending Division of SPB                                5,053                6,366
     Other exited loan portfolios                                   83,499               86,483
                                                                   -------              -------
       Total loans and leases from exited businesses               $90,179              $95,132
                                                                   =======              =======

     The above table does not include net outstanding loans from the discontinued operations of AMN which were $2.0 million and $4.8 million at March 31, 2001 and 2000, respectively.

     For the quarter ended March 31, 2001, there were no sales of single-family loans and auto loans. For the quarter ended March 31, 2000, we sold $7.5 million of single-family loans generating no net gains or losses.

     FTE from our Exited Businesses decreased to 3 FTE at March 31, 2001 as compared to 16 FTE at March 31, 2000.

FUNDING

     Our liquidity requirements are met primarily by SPB deposits and to a much lesser extent warehouse lines and loan securitizations or sales. Business operations conducted through the divisions of SPB are primarily financed through FDIC insured deposits, Federal Home Loan Bank ("FHLB") borrowings, and capital contributions from our parent company.

Southern Pacific Bank Deposits

     SPB is an FDIC insured industrial bank that is regulated by the California Department of Financial Institutions and the FDIC.

     At March 31, 2001 and December 31, 2000, SPB had total deposits of approximately $1.6 billion, respectively. SPB solicits both individual and institutional depositors for new accounts through print advertisements and computerized referral networks. SPB currently maintains two deposit gathering facilities in Southern California. At these facilities, tellers provide banking services to customers such as accepting deposits and making withdrawals. Generally, SPB's certificates of deposit are offered for terms of one to 12 months. The average rate on SPB's deposits was 6.61% during the quarter ended March 31, 2001 as compared to 5.85% for the same period last year.

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

     As an additional source of funds, SPB was approved in 1991 to become a member of the Federal Home Loan Bank of San Francisco. Currently, SPB is approved for borrowings from the Federal Home Loan Bank pursuant to a secured line of credit that is automatically adjusted subject to applicable regulations and available pledged collateral. At March 31, 2001, there were $50.0 million of outstanding FHLB advances to SPB. SPB's may borrow a maximum of $130.5 million from the FHLB at March 31, 2001.

Loan Sales

     During the quarter ended March 31, 2001, we sold $44.5 million of income property loans and $12.8 million of loan participations, generating gains (losses) of $257,000 and ($165,000), respectively. During the quarter ended March 31, 2000, we sold $34.7 million of income property loans, $51.4 million of loan participations, $7.5 million of consumer loans and securitized $28.2 million of equipment leases generating gains (losses) of $271,000, ($400,000), zero and $261,000, respectively.

ASSET QUALITY

Allowance for Loan and Lease Losses

     The allowance for loan and lease losses was $64.8 million or 5.10% of total loans held for investment at March 31, 2001 as compared to $63.6 million or 5.39% at December 31, 2000, respectively. The ratio of the allowance for loan and lease losses to non-accrual loans and leases ("coverage ratio") decreased to 75.87% at March 31, 2001 as compared to 81.02 % at December 31, 2000. The decrease in the coverage ratio is the primarily the result of an increase in non-accrual loans of $6.9 million, partially offset by an increase in the allowance in allowance for loan and lease losses of $1.2 million.

     For the quarter ended March 31, 2001, the provision for loan and lease losses was $4.6 million as compared to $24.0 million for the same period last year. For the quarter ended March 31, 2001, CBC's gross charge-offs were $6.1 million as compared to $4.6 million for the same period last year. The increase in charge-offs were primarily related to accelerated liquidation of problem credits. Recoveries of previously charge-off loans at CBC were $3.4 million for the quarter ended March 31, 2001 as compared to none for the same period last year.

     Activity in our allowance for loan and lease losses was as follows:

                                                                                                           For the Quarter ended
                                                                                                                 March 31,
                                                                                                            2001           2000
                                                                                                            ----           ----
                                                                                                                (In thousands)
   Beginning balance as of January 1, 2001 and 2000.................................................        $63,625        $31,841
   Provision for loan and lease losses..............................................................          4,625         24,019
   Business acquisition.............................................................................             --            628
                                                                                                            -------        -------
                                                                                                             68,250         56,488
                                                                                                            -------        -------
   Loans and Leases charged off--Core Business Lines:
   Multifamily and commercial real estate...........................................................            (82)            --
   Asset based and cash stream loans................................................................         (6,095)        (4,582)
   Loan Participations..............................................................................             --           (303)
   Leases...........................................................................................            (23)          (157)
   Mortgage warehouse lines.........................................................................         (1,294)        (1,408)
   Commercial and industrial loans..................................................................             --            (27)
   Autolend.........................................................................................             --           (119)
                                                                                                            -------        -------
                                                                                                             (7,494)        (6,596)
                                                                                                            -------        -------
   Loans charged off--Non-Core Business Lines:
   Single family residential........................................................................            (37)        (1,079)
   Consumer loans...................................................................................            (30)          (282)
                                                                                                            -------        -------
                                                                                                                (67)        (1,361)
                                                                                                            -------        -------
   Total charge-offs................................................................................         (7,561)        (7,957)
                                                                                                            -------        -------
   Recoveries on loans and leases previously charged off --Core Business Lines:
   Asset based and cash stream loans................................................................          3,373             --
   Loan participations..............................................................................            379             --
   Mortgage warehouse lines.........................................................................            218             --
   Leases...........................................................................................             83            200
                                                                                                            -------        -------
                                                                                                              4,053            200
                                                                                                            -------        -------
   Net charge-offs--Core Business Lines.............................................................         (3,441)        (6,396)
                                                                                                            -------        -------
   Recoveries on loans previously charged off --Non-Core Business Lines:
   Single family residential........................................................................              7             --
   Consumer.........................................................................................             36             26
   Auto loans.......................................................................................             --            620
                                                                                                            -------        -------
                                                                                                                 43            646
                                                                                                            -------        -------
   Total recoveries.................................................................................          4,096            846
                                                                                                            -------        -------
   Net charge-offs--Non-core business lines.........................................................            (24)          (715)
                                                                                                            -------        -------
   Total net-charge-offs............................................................................         (3,465)        (7,111)
                                                                                                            -------        -------
   Balance as of March 31, 2001 and 2000............................................................         64,785         49,377
                                                                                                            -------        -------
   Allowance for loan losses at AMN as of March 31, 2001 and 2000...................................             --             72
                                                                                                            -------        -------
  Total allowance for loan and lease losses.........................................................        $64,785        $49,449
                                                                                                            =======        =======
   Total allowance for loan and lease losses to non-accrual loans and leases........................          75.87%         68.14%

Non-performing Assets ("NPA") and Non-accrual Loans and Leases

     Our NPA's consist of non-accruing loans, Other Real Estate Owned ("OREO") and repossessed property. NPA's and non-accrual loans increased to $98.8 million and $85.4 million at March 31, 2001 as compared to $87.4 million and $78.5 million at December 31, 2000, respectively. The increase in NPA's was primarily related to the CBC, LPIG and LHO loan portfolios. The increase in CBC's non-accrual loans was due to the addition of three new non-accrual loans. IWF's non-accrual loans increased to $14.4 million at March 31, 2001 as compared to $9.4 million at December 31, 2000. The increase in IWF's non-accrual loans was due to the addition of a $6.0 million facility to one customer. Since March 31, 2001, the outstanding balance of this loan has decreased to $2.9 million as a result of the sale of underlying loans collateralizing the facility. The increase related to LHO's non-performing assets was primarily attributable to the purchase of additional non-performing entertainment assets with an estimated value of $4.9 million. This purchase during the quarter ended March 31, 2001 completes the Company's obligation to purchase non-performing assets under the LHO purchase agreement. The overall increase in non-accrual assets was partially offset by a decrease at SPB's LPIG lending division as a result of the sale of problem loans. During the first quarter, SPB sold $11.1 million of non-performing participations in nationally syndicated loans generating a loss of $165,000. Additionally, SPB sold $1.7 million of LPIG problem loans that resulted in a recovery of $379,000. All unsecured loans related to non-performing credits have been charged off as of March 31, 2001 and December 31, 2000.

     Total NPA's as a percentage of loans, OREO and repossessed assets were 5.94% at March 31, 2001, as compared to 5.54% at December 31, 2000. The increase in NPA's and total NPA's as a percentage of loans, OREO and repossessed assets from December 31, 2000 to March 31, 2001 was primarily attributable to increases in non-accrual loans at CBC, LHO and IWF. In general, accounts receivable, inventory, fixed assets, real estate, and intangibles collateralize the non-performing loans at CBC. The non-performing loans at IWF are generally collateralized by residential mortgage loans.

     The following table sets forth the amount of non-performing assets attributable to our core lending activities and our Exited Businesses:

                                                                   March 31, 2001                         December 31, 2000
                                                                   --------------                         -----------------
                                                          Core Lending           Exited           Core Lending           Exited
                                                           Activities          Businesses          Activities          Businesses
                                                           ----------          ----------          ----------          ----------
                                                                                   (Dollars in thousands)
Non-accrual loans:
IPL....................................................    $    1,341           $      --          $    1,650           $      --
IWF....................................................        14,365                  --               9,404                  --
CBC....................................................        36,041                  --              31,795                  --
IBC....................................................            33                  --                   7                  --
Film and television production loans...................           246                  --                 246                  --
LPIG...................................................        22,998                  --              26,206                  --
Leases.................................................           611                  --                  --                  --
One to four family.....................................            --               2,751                  --               3,564
Consumer loans.........................................            --                  37                  --                  85
Auto loans.............................................            --                 545                  --                 716
Other commercial.......................................            --               6,426                  --               4,856
                                                           ----------             -------          ----------           ---------
Total non-accrual loans................................        75,635               9,759              69,308               9,221
                                                           ----------             -------          ----------           ---------
OREO and repossessed assets:
Acquired film and television assets....................        12,147                  --               7,752                  --
IBC....................................................            --                  --                   2                  --
Auto Lending...........................................            --                  51                  --                  82
One to four family.....................................            --                 968                  --                 816
Other commercial.......................................            --                 215                  --                 188
                                                           ----------             -------          ----------           ---------
Total OREO and repossessed assets......................        12,147               1,234               7,754               1,086
                                                           ----------             -------          ----------           ---------
Total NPA's............................................    $   87,782           $  10,993          $   77,062           $ $10,307
                                                           ==========             =======          ==========           =========
Total loans, OREO and repossessed assets...............    $1,572,315           $  91,413          $1,479,924           $  96,218
Total NPA's as a percentage of loans, OREO
  and repossessed assets...............................          5.58%              12.03%               5.21%              10.71%

     The following table sets forth the amounts of and changes in non-performing loans attributable to our core lending activities:

                                                                      (Dollars in thousands)
                                                                      ----------------------
                                     CBC         LPIG         IWF        IPL         LHO         IBC        Other         Total
                                     ---         ----         ---        ---         ---         ---        -----         -----
December 31, 2000.............     $ 31,795    $ 26,206    $  9,404    $  1,650    $    246    $      7    $     --     $ 69,308
New non-accrual loans.........       14,594       9,861       6,202         979          --          26         611       32,273
Loans sold....................           --     (13,013)         --        (259)         --          --          --      (13,272)
Transferred to REO............           --          --        (138)       (261)         --          --          --         (399)
Gross charge-offs.............       (6,095)         --      (1,294)        (82)         --          --         (23)      (7,494)
Reinstatements and paydowns...       (4,253)        (56)        191        (686)         --          --          23       (4,781)
                                   --------    --------    --------    --------    --------    --------    --------     --------
March 31, 2001................     $ 36,041    $ 22,998    $ 14,365    $  1,341    $    246    $     33    $    611     $ 75,635
                                   ========    ========    ========    ========    ========    ========    ========     ========
Number of non-accrual
 loans at March 31, 2001......            9           3          53           7           1           1           2           76
Principal balance of smallest
 non-accrual loan at March
  31, 2001....................     $    781    $    120    $     52    $     31    $    246    $      7    $    201     $      7
Principal balance of largest
 non-accrual loan at March
  31, 2001....................     $  9,541    $ 10,100    $  5,981    $  1,310    $    246    $      7    $    410     $ 10,100


     On an ongoing basis, we monitor our each of our loan portfolios and evaluate the adequacy of the allowance for loan and lease losses. In determining the adequacy of the allowance for loan and lease losses, we consider such factors as historical loan loss experience, underlying collateral values, evaluations made by bank regulatory authorities, assessment of economic conditions and other appropriate data to identify the risks in the loan portfolio.

     Management believes that the allowance for loan and lease losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based upon changes in economic conditions. In addition, bank regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan and lease losses. Such agencies may require the Bank to recognize additions to the allowance for loan and lease losses based on their judgments about information available to them at the time of their examination.

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

     Loans and leases held for investment consisted of the following at March 31, 2001 and December 31, 2000:

                                                                                       March 31,             December 31,
                                                                                          2001                   2000
                                                                                          ----                   ----
                                                                                             (Dollars in thousands)
 Loans secured by real estate:
  One-to-four family.......................................................            $   66,898             $   72,502
  Multi-family.............................................................                35,643                 42,695
  Commercial...............................................................                22,089                 14,025
                                                                                       ----------             ----------
                                                                                          124,630                129,222
  Leases...................................................................                21,507                 10,431
  Consumer and auto loans..................................................                 2,352                  3,480
  Franchise loans..........................................................                 8,752                  8,797
  Asset based and cash stream loans........................................               742,933                752,883
  Loan participations......................................................               108,896                123,471
  Mortgage warehouse lines.................................................               131,532                 50,639
  Film and television production loans.....................................               113,701                 83,688
  Commercial loans.........................................................                15,387                 18,223
                                                                                       ----------             ----------

    Total..................................................................             1,269,690              1,180,834
  Loans in process.........................................................                   186                 11,860
  Unamortized premium......................................................                 1,157                  1,341
  Deferred loan fees.......................................................               (10,725)                (7,916)
                                                                                       ----------             ----------
    Total net loans and leases.............................................             1,260,308              1,186,119
  Allowance for loan and lease losses......................................               (64,785)               (63,625)
                                                                                       ----------             ----------

    Total..................................................................            $1,195,523             $1,122,494
                                                                                       ==========             ==========
Allowance for loan and lease losses to net loans and leases................                  5.14%                  5.36%

     Our loans held for investment are primarily comprised of asset based loans to middle market companies mainly in California, participations in commercial loan syndications, first and second lien mortgages secured by income producing and residential real property in California, and mortgage warehouse lines secured by newly originated residential mortgage loans.

REGULATORY MATTERS

SPB's Capital Ratios

     The following table presents SPB's actual capital ratios and the corresponding minimum adequate and well capitalized capital ratio requirements under the (i) FDIC Risk-based Capital and Tier 1 Capital regulations and (ii) the FDIC Leverage ratio regulation as of March 31, 2001. See -"Agreements with Regulators".

                                                           Minimum "Adequate"     Minimum "Well Capitalized"
                                             Actual           Requirement                Requirement
                                             ------           -----------                -----------
                                        Amount    Ratio     Amount     Ratio         Amount        Ratio
                                        ------    -----     ------     -----         ------        -----
                                                         (Dollars in thousands)
Risk-based Capital...................  $154,226   8.31%    $148,434    8.00%        $185,543       10.00%
Risk-based Tier 1 Capital............   110,556   5.96       74,217    4.00          111,326        6.00
FDIC Leverage Ratio..................   110,556   6.09       72,573    4.00           90,716        5.00

LIQUIDITY AND CAPITAL RESOURCES

     We generate liquidity at our holding company from a variety of sources, including interest income from loans and investments, income tax payments received from our subsidiaries, dividends from subsidiary earnings, and sales of non-core assets and investments. An industrial bank such as SPB may declare dividends only in accordance with California Law and FDIC regulations, which impose legal limitations on the payment of dividends. Under the Regulatory Orders, the Bank is prohibited from paying cash dividends on its Common Stock without the prior approval of the DFI and the FDIC. Because cash dividends reduce the regulatory capital of the Bank, and because of the restrictions contained in the Regulatory Orders, it is unlikely that the Bank will pay cash dividends to us on its stock in the near future and there is no assurance that the Bank will ever resume paying cash dividends to us. The continued prohibition against the Bank paying to us, unless approved in advance by the DFI and FDIC, cash dividends would adversely affect our ability to make required payments of interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, or to pay the interest on, our indebtedness will depend upon the ability of the Bank to obtain regulatory approvals necessary to permit it to pay us dividends on our Bank Common Stock and Bank Preferred Stock, as well as upon our future performance and that of the Bank which, are subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. The ability of the Bank to comply with the Regulatory Orders also will impact its operations. Management believes that, based on current levels of operations, cash flows from operations and available borrowings, and assuming that the Bank is able to obtain the necessary regulatory approvals to pay us dividends, we will be able to fund our liquidity and capital expenditure requirements for the foreseeable future, including scheduled payments of interest and principal on our indebtedness.

     Our holding company's primary cash requirements include income tax payments and interest payments on outstanding debt obligations. We also use available cash to make loans to our operating companies and investments in subsidiaries. At March 31, 2001 we held $2.2 million of cash and interest bearing deposits at our holding company as compared to $15.9 million at December 31, 2000. At March 31, 2001, ICII's parent company and its non-bank subsidiaries had available cash and cash equivalents of $7.4 million.

     The current amount of cash and interest bearing deposits held at ICII is significantly less than the $234.0 million of outstanding Senior
Notes and ROPES at March 31, 2001. The ability of ICII to repay these obligations in accordance with their stated maturities is dependent on the cash flows generated by it and other guarantor subsidiaries, in addition to future dividend payments from SPB to ICII. SPB is unable to pay dividends at the present time. We have entered into agreements with the majority holders of our Senior Notes and ROPES to exchange these securities for new notes under a master recapitalization plan. The completion of the master recapitalization is expected to improve our ability to service future debt obligations along with improving the capital levels of SPB.

     On March 30, 2001, ICII exchanged $22.0 million of SPB's subordinated debt and contributed $14.0 million in cash in exchange for 36,000 shares of SPB's Series B noncumulative perpetual preferred and also made a common equity contribution of $7.2 million in cash to the Bank. Although such capital contributions resulted in the Bank's capital ratios being above that required by statute to be considered "adequately capitalized", the Bank does not meet the capital ratio targets specified by the Orders. An additional approximately $41 million would have had to be contributed to cause the Bank to meet the capital ratio targets specified by the Orders at March 31, 2001.

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

     SPB obtains the liquidity necessary to fund its investing activities through deposits and, if necessary, through borrowings under lines of credit and from the FHLB. At March 31, 2001 and December 31, 2000, SPB had maximum FHLB borrowings available equal to $80.4 million and $72.2 million, respectively. These borrowings are fully collateralized by qualifying mortgage loans and may be in the form of overnight funds or term borrowings at SPB's option.

     There were $50.0 million of outstanding FHLB advances at March 31, 2001 as compared to $65.0 million at December 31, 2000. FHLB advances are secured by certain real estate loans with a carrying value of $164.8 million at March 31, 2001.

     For the quarter ended March 31, 2001, SPB's deposit portfolio, which consists primarily of certificates of deposit, decreased $9.1 million to $1.63 billion at March 31, 2001 from $1.64 billion at December 31, 2000.

     SPB has been able to acquire new deposits through its local marketing strategies as well as domestic money markets. Under regulatory orders applicable during the first quarter of 2001, SPB may raise brokered deposits of no more than $92.3 million so long as SPB remains "Adequately Capitalized" as defined by banking regulations. As of March 31, 2001, SPB's outstanding balance of brokered deposits was $39.8 million. SPB maintains liquidity in the form of cash and interest-bearing deposits with financial institutions. SPB tracks on a daily basis all new loan applications by office and, based on historical closing statistics, estimates expected fundings. Cash management systems at SPB allow SPB to anticipate both funding and sales and adjust deposit levels and short-term investments against the demands of SPB's lending activities.

     In addition to warehouse lines of credit and SPB borrowings, we have also accessed the capital markets to fund our operations.


Item 3.   Qualitative and Quantitative Disclosures about Market Risk
          -----------------------------------------------------------

     There have been no material changes to the quantitative and qualitative disclosures about market risk included in our annual report on Form 10-K for the year ended December 31, 2000.

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

     Our company and three of our directors are defendants in a consolidated federal securities class action, In re Imperial Credit Industries, Inc. Securities Litigation, Case No. 98-8842 SVW, in the United States District Court for the Central District of California. This action, purportedly filed on behalf of a class of persons who purchased our company's securities during the period January 29, 1998 through October 1, 1998, was originally filed in November 1998. Plaintiffs allege that defendants made false and misleading statements and omitted to reveal the truth concerning the value of Imperial Credit Industries, Inc.'s investments in SPFC, resulting in an artificial inflation of the price of our securities. On defendants' motions, the Court dismissed, with leave to amend, plaintiffs' original complaint and their consolidated amended class action complaint. On February 22, 2000, the Court denied defendants' motion to dismiss plaintiffs' second amended consolidated class action complaint. On March 9, 2000, defendants answered the second amended consolidated class action complaint and asserted a number of affirmative defenses. On March 21, 2000, plaintiffs moved for class certification. On August 7, 2000, the Court granted plaintiffs' motion for class certification. The Court has set the pretrial conference for April 30, 2001 and trial for May 8, 2001. On February 9, 2001, the Court granted plaintiffs leave to file a third amended complaint, in which plaintiffs added a new defendant, KPMG LLP, our company's independent auditor. On March 6, 2001, defendants answered the third amended complaint and asserted a number of affirmative defenses. On May 2, 2001, we received notice from the United States District Court for the Central District of California that it has granted our motion for summary judgment.

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

     Our company and two of our directors, among others, are defendants in an adversary proceeding filed by the liquidating trustee of the Southern Pacific Funding Corp. liquidating trust on October 5, 2000, in the U.S. Bankruptcy Court for the District of Oregon, In re Southern Pacific Funding Corp. Case No. 398-37613-elp 11, Beck v. Imperial Credit Industries, Inc., et al, Adv. Proc. No. 00-03337-elp. The trustee seeks to recover damages in excess of $238.5 million for losses alleged to have been incurred by SPFC in connection with its sub-prime lending and securitization program during the years 1995-1998. The trustee alleges that the losses were caused by defendants' breaches of fiduciary duties and negligence. In addition, the trustee seeks equitable re-characterization of certain ICII claims against the SPFC bankruptcy estate and also asserts a right of setoff against all defendants' various claims against the bankruptcy estate for the wrongs alleged in the breach of fiduciary duties and negligence claims. The Company and its two directors moved to dismiss the adversary proceedings for lack of subject matter jurisdiction and failure to state a claim. These motions were heard by the Bankruptcy Court on December 20, 2000. By orders entered January 18, 2001, the Bankruptcy Court denied the motion to dismiss for lack of subject matter jurisdiction but granted, with leave to amend, the motion to dismiss for failure to state a claim. The trustee has until June 8, 2001 to file an amended complaint.


Item 2.  Changes in Securities
         ----------------------
         None

Item 3.  Defaults Upon Senior Securities
         --------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ----------------------------------------------------
         None

Item 5.  Other Information
         -----------------
         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
          The Registrant filed the following Report on Form 8-K on May 9, 2001, the Registrant disclosed:

          1) Press Release - the registrant filed a press release announcing 2001 First Quarter Report of Earnings on April 24, 2001. The information contained in the release was attached as Exhibit 99.1;

          2) NASDAQ Notice of Intended Delisting - On April 20, 2001, the registrant received a NASDAQ Staff Determination stating that the registrant has failed to comply with the minimum bid price requirement for continued listing set forth in the NASDAQ Marketplace rules, and that our Common Stock is, therefore, subject to delisting from the NASDAQ National Market. The registrant has filed a request for a hearing before the NASDAQ Listing Qualifications Panel to review the Staff Determination. The hearing has been scheduled for June 7, 2001. There is no assurance that the Qualifications Panel will grant the registrant's request for continued listing;

          3) Commencement of Exchange Offer and Consent Solicitation - the registrant announced that on May 7, 2001 on May 10, 2001 the registrant will commence an offer to exchange all of the registrant's outstanding senior notes, including securities issued by a related trust, for a combination of newly issued 12% Senior Secured Notes due June 30, 2005, shares of our Common Stock and warrants to purchase additional shares of our Common Stock. The information contained in the release was attached as
               Exhibit 99.2.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Imperial Credit Industries, Inc.

Date:  May 15, 2001           By:  /s/ Paul B. Lasiter
       ------------                ---------------------------------
                                   Paul B. Lasiter
                                   Senior Vice President - Corporate Controller