Form 10-K/A
period 2000-12-31
IMPERIAL CREDIT INDUSTRIES INC
filed 2001-06-11
CIK 883811

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

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

             DOCUMENTS INCORPORATED BY REFERENCE (not applicable)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       IMPERIAL CREDIT INDUSTRIES, INC.

                         2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                      PART I

 ITEM 1.  BUSINESS......................................................     3

 ITEM 2.  PROPERTIES....................................................    40

 ITEM 3.  LEGAL PROCEEDINGS.............................................    40

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    42

                                      PART II

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED             43
          SHAREHOLDER MATTERS...........................................

 ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA..........................    45

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION       46
          AND RESULTS OF OPERATIONS.....................................

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....    88

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................    88

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING      155
          AND FINANCIAL DISCLOSURE......................................

                                     PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   155

 ITEM 11. EXECUTIVE COMPENSATION........................................   156

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND              162
          MANAGEMENT....................................................

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   164

                                      PART IV

          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
 ITEM 14. K.............................................................   168

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

 Marketing

   CBC obtains business through referrals from:

   . banks                   .existing borrowers              .investment banks
   . venture capitalists     .other finance companies          .mezzanine funds
   . accounting firms        .independent brokers
   . management consultants  .other affiliates of our company

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

 LPIG's On Balance Sheet Loan Portfolio

   The following table sets forth certain information regarding LPIG's commitments and outstanding balances at December 31, 2000, 1999 and 1998 as follows:

                                                        At December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
                                                     (Dollars in thousands)
   Commitments...................................  $289,110  $459,533  $523,300
   Loans outstanding.............................   123,471   216,961   222,100
   Average outstanding balance per loan..........     4,410     6,027     4,936
   Average commitment per loan...................    10,325    12,765    11,929
   Weighted average yield........................      7.84%     7.55%     8.21%

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

   Set forth below is a table showing LPIG's outstanding loan and commitment balances by industry at December 31, 2000 and 1999:

                                  At December 31, 2000                   At December 31, 1999
                          -------------------------------------  -------------------------------------
                          Outstanding  % of   Commitment  % of   Outstanding  % of   Commitment  % of
                            Balance   Total    Balance   Total     Balance   Total    Balance   Total
                          ----------- ------  ---------- ------  ----------- ------  ---------- ------
                                                   (Dollars in thousands)
Manufacturing...........   $  3,682     2.98%  $ 24,647    8.53%  $ 26,469    12.20%  $ 63,189   13.75%
Television
 broadcasting...........     14,044    11.37     33,790   11.69     13,773     6.35     44,483    9.68
Entertainment...........     11,477     9.30     11,641    4.03     36,332    16.74     43,453    9.46
Packaging...............     11,212     9.08     19,394    6.71     19,432     8.96     31,545    6.86
Hotels..................     10,134     8.21     26,407    9.13     18,135     8.36     28,774    6.26
Automobile rentals......        --       --      15,000    5.19        --       --      25,000    5.44
Telecommunications......     22,688    18.38     25,000    8.65     20,238     9.33     25,000    5.44
Mining..................        --       --      16,000    5.53      7,000     3.23     23,000    5.00
Food processing.........      5,857     4.74     10,000    3.46     11,216     5.17     18,697    4.07
Waste disposal
 services...............      4,452     3.61     10,245    3.54      8,433     3.89     18,643    4.06
Party goods
 distribution...........      5,166     4.18     14,886    5.15      3,780     1.74     14,940    3.25
Office products.........      8,809     7.13     10,627    3.68      6,624     3.05     14,725    3.20
Defense.................      3,098     2.51     13,388    4.63      4,131     1.90     14,421    3.14
Air carrier.............        --       --         --      --       9,106     4.20     13,400    2.92
Park management.........      3,324     2.69      6,278    2.17      7,636     3.52     13,091    2.85
Rail transportation.....     10,100     8.18     10,100    3.49     12,360     5.70     12,600    2.74
Chemicals...............        634      .51     10,557    3.65        --       --      10,557    2.30
Healthcare..............      6,600     5.35      6,750    2.33      9,687     4.46      9,835    2.14
Automobile parts........        643      .52      9,000    3.11        --       --       9,000    1.96
Electronics.............      1,551     1.26      7,143    2.47        --       --       7,143    1.55
Equipment rentals.......        --       --         --      --         --       --       6,750    1.47
Garment.................        --       --       5,400    1.87        --       --       5,400    1.18
Paper...................        --       --         --      --       2,323     1.07      3,030    0.66
Ecological..............        --       --       2,857     .99        286     0.13      2,857    0.62
                           --------   ------   --------  ------   --------   ------   --------  ------
 Total..................   $123,471   100.00%  $289,110  100.00%  $216,961   100.00%  $459,533  100.00%
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

   Generally, IBC funded the origination or acquisition of its leases through its short term warehouse credit facilities with third party lenders and SPB and subsequently sold its receivables in the private asset securities market through its securitization program (the "1997-2 Trust"). The following table sets forth the lease activity for IBC for the years ended December 31, 2000, 1999 and 1998:

                                                           At December 31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      ------- -------- --------
                                                           (In thousands)
   Leases funded..................................... $30,933 $125,202 $114,318
   Lease securitizations.............................  43,598  132,359  117,724
   Leases serviced for others........................ 170,823  243,463  242,624

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

   The following table sets forth IBC's lease originations by equipment type for the periods presented:

                          Year Ended December 31, 2000       Year Ended December 31, 1999       Year Ended December 31, 1998
                       ---------------------------------- ---------------------------------- ----------------------------------
                       Number of  Principal               Number of  Principal               Number of  Principal
                         Leases     Amount    % of Total    Leases     Amount    % of Total    Leases     Amount    % of Total
                       Originated Originated Originations Originated Originated Originations Originated Originated Originations
                       ---------- ---------- ------------ ---------- ---------- ------------ ---------- ---------- ------------
                                                                (Dollars in thousands)
Computers........          232     $ 5,350       17.3%        910     $ 19,016      15.2%      1,130     $ 22,990      20.1%
Automotive.......          344       3,929       12.7       1,465       16,092      12.9       1,574       17,474      15.3
Furniture and
 fixtures........          161       3,460       11.2         778       16,778      13.4         522       12,232      10.7
Heavy equipment..          149       3,247       10.5         549       12,829      10.2         524       10,775       9.4
Restaurant.......          213       3,401       11.0         770       11,762       9.4         864       10,074       8.8
Manufacturing/Machine
 work............          100       2,917        9.4         323        8,226       6.6         178        5,174       4.5
Health/Sports
 equipment.......           27       1,143        3.7         104        3,131       2.5         117        3,719       3.3
Print/Typeset
 equipment.......           11         461        1.5          89        2,403       1.9         107        2,337       2.0
Dry
 cleaning/Washing..         11         314        1.0          32          875       0.7          34        1,235       1.1
Clothing
 manufacture.....           10         327        1.1          41        1,533       1.2          10          520       0.5
Radio and
 television
 production
 equipment                 241       2,224        7.2         896        7,756       6.2         527        7,277       6.4
Other............          195       4,160       13.4       1,234       24,801      19.8       1,092       20,511      17.9
                         -----     -------      -----       -----     --------     -----       -----     --------     -----
 Total...........        1,694     $30,933      100.0%      7,191     $125,202     100.0%      6,679     $114,318     100.0%
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

 Credit Monitoring and Controls

   SPB services all loans held for investment or available for sale. These servicing activities consist of:

   . collecting, accounting for and posting  . communicating with the borrowers to
     all                                       obtain timely payments,
     payments received,

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

   At December 31, 2000 and 1999, AMN had no outstanding warehouse lines of credit. The net assets of AMN's discontinued operations were as follows:

                                                                At December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                (In thousands)
   Loans....................................................... $ 2,310 $ 5,207
   Securities..................................................     --    8,685
   Retained interests in securitization........................  14,002  12,436
   Income taxes receivable.....................................     --    8,971
   Other net assets............................................   1,318   2,193
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

   The following table sets forth the distribution of SPB's deposit accounts (prior to eliminating inter-company transactions) and the weighted average nominal interest rates on each category of deposits:

                                                             At December 31,
                          --------------------------------------------------------------------------------------
                                      2000                         1999                         1998
                          ---------------------------- ---------------------------- ----------------------------
                                              Weighted                     Weighted                     Weighted
                                              Average                      Average                      Average
                                       % of   Interest              % of   Interest              % of   Interest
                            Amount   Deposits   Rate     Amount   Deposits   Rate     Amount   Deposits   Rate
                          ---------- -------- -------- ---------- -------- -------- ---------- -------- --------
                                                          (Dollars in thousands)
Savings accounts........  $   56,150    3.4%    4.94%  $   66,415    4.1%    4.79%  $   57,249    3.3%    4.27%
Money market accounts...      25,020    1.5     5.74          --     --       --           --     --       --
Time deposits of less
 than $100,000..........   1,147,201   70.0     6.66    1,235,468   76.0     5.82    1,199,825   69.9     5.61
Time deposits of
 $100,000 and over......     409,712   25.1     6.79      324,271   19.9     5.49      459,614   26.8     5.62
                          ----------  -----     ----   ----------  -----     ----   ----------  -----     ----
 Total..................  $1,638,083  100.0%    6.62%  $1,626,154  100.0%    5.71%  $1,716,688  100.0%    5.57%
                          ==========  =====     ====   ==========  =====     ====   ==========  =====     ====

   The following table sets forth the dollar amount of deposits by time remaining to maturity:

                                                   At December 31
                             -----------------------------------------------------------
                                    2000                1999                1998
                             ------------------- ------------------- -------------------
                                          % of                % of                % of
                               Amount   Deposits   Amount   Deposits   Amount   Deposits
                             ---------- -------- ---------- -------- ---------- --------
                                               (Dollars in thousands)
   Three months or less....  $  501,051   30.6%  $  461,128   28.3%  $  552,077   32.2%
   Over three months
    through six months.....     402,033   24.5      353,999   21.8      452,782   26.4
   Over six months through
    twelve months..........     597,254   36.5      583,338   35.9      478,000   27.8
   Over twelve months......     137,745    8.4      227,689   14.0      233,829   13.6
                             ----------  -----   ----------  -----   ----------  -----
    Total..................  $1,638,083  100.0%  $1,626,154  100.0%  $1,716,688  100.0%
                             ==========  =====   ==========  =====   ==========  =====

   The following table sets forth the time certificates $100,000 and over by time remaining to maturity:

                                                At December 31
                             -----------------------------------------------------
                                   2000              1999              1998
                             ----------------- ----------------- -----------------
                                        % of              % of              % of
                              Amount  Deposits  Amount  Deposits  Amount  Deposits
                             -------- -------- -------- -------- -------- --------
                                            (Dollars in thousands)
   Three months or less....  $ 81,194   19.8%  $ 95,964   29.6%  $129,479   28.1%
   Over three months
    through six months.....   129,850   31.7     75,403   23.2    148,832   32.4
   Over six months through
    twelve months..........   166,818   40.7    103,129   31.8    114,803   25.0
   Over twelve months......    31,850    7.8     49,847   15.4     66,500   14.5
                             --------  -----   --------  -----   --------  -----
    Total..................  $409,712  100.0%  $324,343  100.0%  $459,614  100.0%
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

Repurchase and Warehouse Facilities

   We use repurchase facilities and warehouse lines of credit in order to fund certain loan and lease originations and purchases. As of December 31, 2000, we had the following warehouse lines, reverse repurchase facilities and notes payable:

                                     Interest                         Index (basis
                                       Rate   Commitment Outstanding    points)      Expiration Date
                                     -------- ---------- ----------- -------------- -----------------
                                                          (Dollars in thousands)
Lehman Brothers (Corona Film
 Finance Fund)(1)..................    6.60%   $39,044     $39,044     Fixed rate    January 5, 2001
Imperial Bank (ICII)(2)............   10.00     10,000      10,000   Prime plus 100   June 18, 2001
Cap Mark Services (ICCMIC).........    8.50     10,508      10,508     Fixed rate   December 11, 2027
Orix Real Estate Capital (ICCMIC)..    7.37     23,346      23,346     Fixed rate    January 2, 2013
Other notes payable (ICII).........    8.00        --        1,220     Fixed rate         None
                                               -------     -------
                                               $82,898     $84,118
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

   At December 31, 2000 and 1999, our consolidated balance sheets include the following interest-only securities, subordinated bonds, servicing assets, and retained interests:

                                                                  December 31,
                                                                 ---------------
   Retained Interest and Servicing Assets                         2000    1999
   --------------------------------------                        ------- -------
                                                                 (In thousands)
   Interest only securities included with trading securities...  $10,019 $11,978
   Subordinated bonds..........................................   20,973  12,201
   Servicing rights............................................      600     802
   Retained interest in loan and lease securitizations.........    6,330  10,220

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

Competition

   The businesses in which we operate are highly competitive. We face significant competition from companies that may be substantially larger and have more capital than we do. These competitors include:

   . other commercial finance lenders  .savings and loan associations

   . commercial banks                  .other thrift and loan companies

   . credit unions                     .money market mutual funds

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

   SPB is subject to the Community Reinvestment Act of 1977 as amended ("CRA"). CRA requires SPB to ascertain and meet the credit needs of the communities it serves, including low and moderate income neighborhoods SPB's compliance with CRA is monitored by the FDIC, which assigns SPB a publicly available CRA rating. An assessment of CRA compliance is required by the FDIC in connection with applications for approval of certain activities, such as mergers with or acquisitions of other banks. In April 1995, the Federal regulatory agencies issued a comprehensive revision to the rules governing CRA compliance. In assigning a CRA rating to a bank, the new regulations place greater emphasis on measurements of performance in the areas of lending (specifically, the bank's home mortgage, small business, small farm and community development loans), investment (the bank's community development investments) and service (the bank's community development services), although examiners are still given a degree of flexibility in taking into account unique characteristics and needs of the bank's community and its capacity and constraints in meeting such needs. The new regulations also require increased collection and reporting of data regarding certain kinds of loans. Although the new regulations became generally effective on July 1, 1995, various provisions have different effective dates, and the new CRA evaluation criteria went into effect for examinations beginning on July 1, 1997. Although management cannot project the impact of the substantial changes in the new rules on the Bank's CRA rating, it will continue to take steps to comply with the requirements in all respects. The most recent examination under the current regulations found the Bank to be rated Satisfactory.

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

  . Within 10 days of the effective dates of the Orders, SPB must eliminate all assets that were classified as "Loss" and one-half of the assets that were classified "Doubtful" as of March 31, 2000, or as of June 26, 2000 under the FDIC Order, and reduce by March 31, 2001 its assets that were classified as "Substandard" or "Doubtful", as of June 26, 2000, to not more than $90 million. All assets classified loss and portions of other assets are writen-off when deemed uncollectible by management. Additionally, all assets classified as loss and the loss portion of our doubtful assests were written-off prior to December 31, 2000. SPB has already satisfied the requirements of March 31, 2001 by charging off or collecting certain of those assets. SPB also must reduce by June 30, 2001 and September 30, 2001 its assets that were classified "Substandard" or "Doubtful", as of June 26, 2000, to not more than $70,000,000 and $50,000,000, respectively.

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

Employees

   As of December 31, 2000, we had 428 employees on a full-time equivalent ("FTE") basis, as follows:

     Southern Pacific Bank.................................................. 331
     Imperial Business Credit, Inc..........................................  54
     Imperial Credit Industries, Inc........................................  26
     Imperial Credit Lender Services, Inc...................................  11
     Imperial Credit Asset Management Inc...................................   5
     ICII Ventures, Inc.....................................................   1
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

        2000          High         Low             1999            High         Low
        ----          ----         ---             ----            ----         ---
   First Quarter      $6.06       $4.19       First Quarter        $9.94       $7.06
   Second Quarter      4.56        3.31       Second Quarter        9.44        6.94
   Third Quarter       4.78        1.50       Third Quarter         6.97        4.31
   Fourth Quarter      1.50        0.41       Fourth Quarter        6.50        4.00

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

                                         Years Ended December 31,
                              --------------------------------------------------
                                2000       1999      1998       1997      1996
                              ---------  --------  ---------  --------  --------
                                  (In thousands, except per share data)
Income Statement Data:
 Interest Income:
 Interest on loans and
  leases....................  $ 194,213  $178,229  $ 200,827  $176,146  $188,242
 Interest on investments....     28,213    25,841     28,965    24,776    10,807
 Interest on other finance
  activities................      2,399     3,368      6,048     2,678     8,422
                              ---------  --------  ---------  --------  --------
   Total interest income....    224,825   207,438    235,840   203,600   207,471
 Interest expense...........    140,213   121,607    123,106   118,213   135,036
                              ---------  --------  ---------  --------  --------
   Net interest income......     84,612    85,831    112,734    85,387    72,435
 Provision for loan and
  lease losses..............    180,975    35,340     15,450    20,975     9,773
                              ---------  --------  ---------  --------  --------
   Net interest (expense)
    income after provision
    for loan and lease
    losses..................    (96,363)   50,491     97,284    64,412    62,662
Fee and other income (loss):
 (Loss) gain on sale of
  loans and leases..........       (771)    6,480     14,888    69,737    88,156
 Asset management fees......      3,239    10,054      7,591     5,810     3,347
 Investment banking and
  brokerage fees............     21,057    27,198     18,463     7,702        --
 Loan servicing income......      5,993     6,885     11,983     9,474     1,680
 Gain (loss) on sale of
  securities................     12,988    32,742       (592)  112,185    82,690
 Equity in net income of
  ICG.......................        479       --         --        --        --
 Equity in net income of
  SPFC......................        --        --      12,739    25,869       --
 Equity in net (loss)
  income of FMC.............        --        (53)     3,235    (3,050)      --
 Mark to market on
  securities and loans held
  for sale..................    (12,810)  (28,641)   (42,388)     (341)       --
 Loss on impairment of
  securities................        --        --    (120,138)      --        --
 Gain on termination of
  REIT advisory agreement...        --        --         --     19,046       --
 Gain on sale of servicing
  rights....................        --        --         --        --      7,591
 Rental income..............      8,183       --         --        --        --
 Other income...............     12,278    13,894     13,118     4,060    10,807
                              ---------  --------  ---------  --------  --------
   Total fee and other
    income (loss)...........     50,636    68,559    (81,101)  250,492   194,271
                              ---------  --------  ---------  --------  --------
Expenses:
 Personnel expense..........     50,097    60,341     61,636    51,609    48,355
 Other expenses.............     52,940    66,259     59,200    63,252    50,694
 Merger costs...............      9,397       --         --        --        --
                              ---------  --------  ---------  --------  --------
   Total expenses...........    112,434   126,600    120,836   114,861    99,049
                              ---------  --------  ---------  --------  --------
 (Loss) income from
  continuing operations
  before income taxes,
  minority interest and
  extraordinary item .......   (158,161)   (7,550)  (104,653)  200,043   157,884
Income taxes................      2,356    (3,074)   (44,064)   74,267    69,874
Minority interest in income
 (loss) of consolidated
 subsidiaries...............      1,125     1,474     (1,464)   10,513    12,026
                              ---------  --------  ---------  --------  --------
 (Loss) income from
  continuing operations
  before extraordinary
  item......................   (161,642)   (5,950)   (59,125)  115,263    75,984
Operating loss from
 discontinued operations of
 AMN, net of income taxes...     (5,218)     (899)    (3,232)  (25,347)      --
Loss on disposal of AMN, net
 of income taxes............        --        --     (11,276)      --        --
                              ---------  --------  ---------  --------  --------
 (Loss) income before
  extraordinary item........   (166,860)   (6,849)   (73,633)   89,916    75,984
Extraordinary item--gain
 (loss) on early
 extinguishment of debt, net
 of income taxes............      3,534     4,021        --     (3,995)      --
                              ---------  --------  ---------  --------  --------
 Net (loss) income..........  $(163,326) $ (2,828) $ (73,633) $ 85,921  $ 75,984
                              =========  ========  =========  ========  ========
 Comprehensive (loss)
  income....................  $(165,024) $    974  $ (76,745) $ 82,837  $ 77,783
                              =========  ========  =========  ========  ========
Basic (loss) income per
 share:
 (Loss) income from
  continuing operations.....  $   (4.96) $  (0.17) $   (1.55) $   2.99  $   2.11
 Loss from discontinued
  operations, net of income
  taxes.....................      (0.16)    (0.02)     (0.08)    (0.66)      --
 Loss on disposal of AMN,
  net of income taxes.......        --        --       (0.30)      --        --
Extraordinary item--gain
 (loss) on early
 extinguishment of debt, net
 of income taxes............       0.11      0.11        --      (0.10)      --
                              ---------  --------  ---------  --------  --------
 Net (loss) income per
  common share..............  $   (5.01) $  (0.08) $   (1.93) $   2.23  $   2.11
                              =========  ========  =========  ========  ========
Diluted (loss) income per
 share:
 (Loss) income from
  continuing operations.....  $   (4.96) $  (0.17) $   (1.55) $   2.82  $   1.95
 Loss from discontinued
  operations, net of income
  taxes.....................      (0.16)    (0.02)     (0.08)    (0.62)      --
 Loss on disposal of AMN,
  net of income taxes.......        --        --       (0.30)      --        --
Extraordinary item--gain
 (loss) on early
 extinguishment of debt, net
 of income taxes............       0.11      0.11        --      (0.10)      --
                              ---------  --------  ---------  --------  --------
 Net (loss) income per
  common share..............  $   (5.01) $  (0.08) $   (1.93) $   2.10  $   1.95
                              =========  ========  =========  ========  ========
Weighted average diluted
 shares outstanding.........     32,573    34,517     38,228    40,855    38,975

                                  At or for the Year Ended December 31,
                          --------------------------------------------------------------
                             2000         1999         1998         1997         1996
                          ----------   ----------   ----------   ----------   ----------
                                          (Dollars in thousands)
Cash Flow Data:
Net cash (used in)
 provided by operating
 activities.............  $  (32,250)  $  151,622   $  (37,135)  $   18,563   $  (31,135)
Net cash provided by
 (used in) by investing
 activities.............      21,682     (202,863)    (174,982)    (320,627)     244,177
Net cash provided by
 (used in) financing
 activities.............       7,608     (212,633)     464,510      273,196     (177,961)
                          ----------   ----------   ----------   ----------   ----------
   Net (decrease)
    increase in cash....  $   (2,960)  $ (263,874)  $  252,393   $  (28,868)  $   35,081
                          ==========   ==========   ==========   ==========   ==========
SPB Regulatory Capital
 Ratios:
California leverage
 limitation(1)..........        4.98 %      10.45 %      10.45 %      13.20 %      13.50 %
Risk-based--Tier 1......        3.54 %       7.78 %       8.42 %       8.75 %       9.71 %
Risk-based--Total.......        6.59 %      10.67 %      11.12 %      12.25 %      10.87 %
FDIC Leverage Ratio.....        3.46 %       8.94 %       8.62 %       8.30 %       9.35 %
Asset Quality Ratios:
Non-performing assets as
 a percentage of total
 assets.................        4.11 %       2.84 %       2.06 %       4.31 %       2.64 %
Allowance for loan and
 lease losses as a
 percentage of non-
 performing loans.......       81.02 %      62.18 %      65.11 %      53.87 %      38.94 %
Net charge-offs as a
 percentage of average
 total loans and leases
 held for
 investment(2)..........       12.00 %       1.79 %       1.92 %       2.72 %       0.94 %
Selected Ratios:
Ratio of earnings to
 fixed charges..........       (0.1x)        0.9x         0.2x         2.7x         2.2x
Pre-tax interest
 coverage ratio.........       (5.6x)        0.8x          N/A         8.1x        17.4x
Ratio of indebtedness to
 total
 capitalization(3)......        84.8 %       54.6 %       55.4 %       47.2 %       40.5 %

                                             At December 31,
                          --------------------------------------------------------------
                             2000         1999         1998         1997         1996
                          ----------   ----------   ----------   ----------   ----------
                                              (In thousands)
Balance Sheet Data:
Cash....................  $   30,938   $   33,898   $  297,772   $   45,379   $   74,247
Interest-bearing
 deposits...............     183,193      248,182        1,415      103,738        3,369
Securities..............     227,734      242,139      235,423      227,468       84,296
Loans and leases held
 for sale...............     386,469      289,398      319,061      153,469      940,096
Loans and leases held
 for investment, net....   1,122,494    1,223,071    1,320,095    1,252,487    1,068,599
Retained interests in
 loan and lease
 securitizations........       6,330       10,220       27,011       22,895      159,707
Total assets............   2,127,577    2,201,615    2,417,183    2,094,389    2,470,639
Deposits................   1,632,704    1,614,758    1,714,252    1,156,022    1,069,184
Borrowings from FHLB....      65,000          --        20,000       45,000      140,500
Company obligated
 mandatorily redeemable
 preferred securities of
 subsidiary trust
 holding solely
 debentures of the
 company ("ROPES")......      42,885       61,750       70,000       70,000          --
Other borrowings........      84,118       74,309      102,270      144,841      694,352
Senior and convertible
 subordinated notes.....     176,757      185,185      219,858      219,813      163,209
Total liabilities.......   2,088,135    1,996,235    2,183,662    1,770,456    2,231,131
Shareholders' equity....      39,442      205,380      233,521      323,933      239,508

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

   Assuming ICG was accounted for under the equity method, during the year ended December 31, 2000, personnel expenses decreased to $35.3 million as compared to $40.9 million in the prior year. The decrease was primarily the result of reduced Full Time Equivalent Employees ("FTE") and reduced bonus expense at SPB and ICII. At December 31, 2000, the Company had 428 FTE as compared to 537 FTE (excluding ICG) at December 31, 1999. The Company's FTE count is based on the total number of hours worked in a period of time by employees, temporary employees and independent contractors divided by the number of hours a full time employee would work in the period based on a 40 hour work week.

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

   For the year ended December 31, 2000, the provision for loan and lease losses was $181.0 million as compared to $35.3 million for the same period last year. The higher provision for loan and lease losses is primarily related to management's decision to aggressively work out or dispose of increased levels of non-accrual and potential problem loans, particularly in the CBC and LPIG loan portfolios. See "Managements Discussion and Analysis--Asset Quality," for more information about the allowance for loan and lease losses and the provision for loan and lease losses.

 Agreements Entered Into with Southern Pacific Bank's Regulators

   As a result of a joint examination by the Federal Deposit Insurance Corporation ("FDIC") and the California Department of Financial Institutions ("DFI"), SPB entered into regulatory orders with the FDIC and with the DFI. The orders contain several requirements including but not limited to, increasing SPB's capital and regulatory defined capital ratios, dividend restrictions, classified asset limitations, lending policy restrictions and procedures, and other such restrictions. Management believes the Company has responded to all of the directives addressed in the orders including the recent additions of new credit and risk management personnel, the partial recapitalization of SPB and the reduction of SPB's classified assets. At December 31, 2000, the Bank was considered "undercapitalized" by the banking regulators. Banks so categorized are subject to certain restrictions, including prohibitions on the payment of dividends, restrictions on compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed by the regulators including requirements to raise additional capital, sell assets or sell the entire bank. On March 30, 2001, the Company contributed to the Bank $21.2 million in cash in the form of new equity capital and converted $22.0 million of subordinated debt into perpetual preferred stock of the Bank. Such capital infusions, in addition to Bank earnings subsequent to December 31, 2000, restored the Bank's capital to amounts above the "adequately capitalized" regulatory minimums cited in banking regulations. Management believes that the Bank will not meet any of the required target capital ratios required by the Orders during 2001. At this time, the financial impact, if any, of regulatory actions that may result from the failure of the Bank to meet minimum capital requirements of the Orders cannot be determined. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have been in discussions with the FDIC and the DFI with regard to our current and projected noncompliance with the regulatory orders and are in the process of completing an amended capital plan for 2001 to address our noncompliance. (See "Item 1. Business-- Regulation--General" and Note 4 of Notes to Consolidated Financial Statements)

 Recapitalization Transaction

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

   IWF's total expenses increased to $4.4 million for 2000 as compared to $2.6 million for 1999. Total expenses increased as compared to the prior year primarily due to higher personnel and legal and professional expenses. The increase in personnel expenses was primarily associated with IWF's relocation to Torrance, California from its former headquarters in Voorhees, New Jersey, and the subsequent hiring of new management and personnel to run the operations of IWF. The increase in professional and legal expenses was primarily associated with increased legal costs which occurred as a result of increased collection efforts by IWF of its non-performing loans.

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

   During 2000, IWF advanced approximately $9.5 million to Island Mortgage Network ("Island") under its mortgage loan warehouse program. IWF became aware on June 30, 2000 that New York state banking regulators suspended Island's license. Island is a subsidiary of AppOnline.com. AppOnline.com was reported to have had an estimated $150 million in open mortgage loans on June 30 when New York state banking regulators suspended the license of its lending arm, Island. On July 19, 2000, AppOnline.com Inc. filed for Chapter 11 bankruptcy protection. We, along with other lenders, moved for appointment of a trustee, which the court recently approved. During 2000, we charged off $7.5 million of the Island warehouse advance. We are seeking recovery of our losses by all means possible, including legal action and insurance claims. At December 31, 2000, the outstanding loan balance related to Island's was $1.6 million. This balance reflects single family residences in which IWF has perfected first deeds of trust and is currently receiving payments from mortgagors. In addition to the Island fraud, IWF incurred one other significant fraud-related loss in 2000 for $3.0 million.

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

   IBC also generated other income (loss), including lease servicing fees from leases sold into its securitization facility and mark-to-market charges on trading securities and retained interests in lease securitizations of $1.6 million for 2000 as compared to ($1.4) million in the prior year. Lease servicing fees totaled $4.6 million for 2000 as compared to $4.5 million in the prior year. The mark to market charges on retained interests in lease securitizations of $5.0 million for 2000 and $11.9 million for the prior year were primarily the result of increased lease defaults.IBC's total expenses were $8.1 million for 2000 as compared to $22.2 million for the prior year. Total expenses decreased as compared to the prior year primarily due to reduced amortization of goodwill and reduced personnel and operating expenses. During the prior year, IBC wrote off $11.3 million of goodwill and as a result, IBC incurred no amortization of goodwill expense in 2000. Personnel and operating expenses decreased as a result of ceasing originations of all small ticket leases in the second quarter of 2000 and closing all of IBC's lease origination offices.

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

   The following table reflects the ending outstanding balances of the loans from our Exited Businesses:

                                                               Loans and Leases
                                                                Outstanding at
                                                                 December 31,
                                                               -----------------
   Exited Business Line                                          1999     1998
   --------------------                                        -------- --------
                                                                (In thousands)
   Auto Lending Division of SPB............................... $  5,991 $ 94,225
   Alternative Residential Mortgage Division of SPB...........    6,884   34,280
   Consumer Lending Division of SPB...........................   15,639   42,565
   Credito Imperial Argentina.................................      --    22,772
   Single family loans........................................   97,124  127,125
   Franchise loans............................................   18,277   50,520
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

   At December 31, 2000, ICII's total long term debt was approximately $219.6 million and its total shareholders' equity was approximately $39.4 million. At December 31, 2000, ICII's parent company and its non-bank subsidiaries had available cash and cash equivalents of $18.4 million. Although management believes that ICII has sufficient sources of liquidity to service existing indebtedness through December 31, 2001, its ability to continue to make scheduled payments of principal and interest on its indebtedness will depend upon the ability of the Bank to obtain regulatory approvals necessary to pay dividends on our Bank stock, as well as upon ICII's future performance and that of the Bank which are subject to general economic, financial, competitive, legislative, regulatory and other factors. In addition to cash and cash equivalents at December 31, 2001, ICII and its non-bank subsidiaries had approximately $148.2 million of other net assets, primarily consisting of investments in trading securities, loans, and real property which could be liquidated in order to service ICII's existing indebtedness. The amount of net proceeds and the related gain of loss on sale from such liquidations, are dependent on the interest rate environment, the credit quality of the asset sold, general economic conditions, and other factors affecting the financial markets at the time of such sales, if any. There can be no assurance that the Bank will be able to obtain the regulatory approvals necessary to permit payment of dividends or that our business and that of the Bank will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to service ICII's indebtedness. (See Item 7.--"Management's Discussion and Analysis--Agreements with Regulators").

   The current amount of cash and interest bearing deposits held at our parent company is significantly less than the $219.6 million of outstanding Senior Notes and ROPES at December 31, 2000. The ability of our parent company to repay these obligations in accordance with their stated maturities is dependent on the cash flows generated by our parent company and other guarantor subsidiaries, in addition to future dividend payments from SPB to our parent company. SPB is unable to pay dividends at the present time. The cash flows generated from operations of the holding company and guarantor subsidiaries could service the interest payments on Senior Notes and ROPES through December 2001. We have entered into agreements with the majority holders of our Senior Notes and ROPES to exchange these securities for new notes under a master recapitalization plan. See Item 7. "Management's Discussion and Analysis--Recapitalization Transaction," for more information about the terms of the exchange offer. The completion of the master recapitalization is expected to improve our ability to service future debt obligations along with improving the capital levels of SPB. The decrease in cash since December 31, 1999 was primarily attributed to investments in SPB, debt repurchases, common stock repurchases and interest payments on long term debt.

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

   SPB obtains the liquidity necessary to fund its investing activities through FDIC insured deposits and, if necessary, through borrowings under lines of credit from the FHLB. At December 31, 2000 and 1999, SPB had total FHLB lines available equal to $137.2 million and $35.7 million, respectively. The outstanding balance of FHLB advances was $65.0 million and $0 at December 31, 2000 and 1999, respectively. These borrowings must be fully collateralized by qualifying mortgage loans and may be in the form of overnight funds or term borrowings at SPB's option. The FHLB advances are secured by certain real estate loans with a carrying value of $172.9 million and $56.5 million at December 31, 2000 and 1999, respectively.

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

Asset Quality

   We maintain an allowance for loan and lease losses ("ALLL") to provide for losses inherent in our loan and lease portfolios. The adequacy of our ALLL is evaluated quarterly by management and submitted to the Board of Directors of SPB for their review and approval. The key component to our evaluation is our internal asset review process.

   The initial responsibility for risk rating loans is our portfolio division managers. The initial risk ratings are presented and discussed at monthly Problem Asset Committee meetings. Our Problem Asset Committee includes the Chief Credit Officer, Risk Management Officer, Portfolio Management Officer, and the Chief Financial Officer. This committee is generally responsible for the risk rating of assets and changes to the allocated allowances. Our Credit Review Department conducts independent reviews of the various portfolios to verify risk rating grades, allocated allowances, and the overall quality of our assets. The Risk Management Department has final authority over all risk ratings and preparing the quarterly ALLL adequacy analysis. The Risk Management Department then reports their results related to the adequacy of the allowance for loan and lease losses and other factors, and our adherence to the policies and procedures related to all aspects of credit administration to senior management and the SPB Board of Directors.

   We adhere to an internal asset review system and loss allowance methodology designed to provide for timely recognition of problem assets and an adequate ALLL to cover credit losses. Our asset monitoring process includes the use of asset classifications to segregate the assets into seven risk categories. We use the various asset classifications as a means of measuring risk for determining the valuation allowance at a point in time. Loans with risk ratings 1-3 are related to performing credits and are assigned general allowance loss factors. Loans graded 4-7 are considered watch, substandard, doubtful, and loss assets. "Classified assets" for regulatory purposes include substandard, doubtful, and loss assets, and are assigned allocated allowances based on impairment analysis.

   In accordance with SFAS No.'s 114/118, it is our policy to provide a valuation allowance when it is probable that the value of a loan is impaired and where the loss can be reasonably estimated. To comply with this policy, the Problem Asset Committee discusses all problem credits (Grades 4-7) at monthly meetings. The Risk Management Department determines the appropriate valuation allowance and/or write-down necessary to comply with SFAS No.'s 114/118. An appropriate analysis; which may include a review of the borrower's current operating statements, current and past performance, the borrower's ability to repay, and discounted cash flow analysis; is performed to determine the valuation allowance. On credits that are collateral dependent, the loans are written-down to the estimated fair value of the collateral, less selling costs.

   We utilize the asset classifications from our internal asset review process in the following manner to determine the appropriate ALLL level:

   Allocated allowances relate to loans and leases with defined deficiencies or weaknesses (i.e., assets classified watch, substandard, doubtful or loss). We calculate the allocated allowance on an ongoing basis, by credit classification for each major portfolio type.

   Allowance levels for portfolios comprised of non-homogenous loans are calculated using an exposure method. Individual loans graded 4 to 6 are reviewed for repayment ability and loss exposure. An allowance allocation is subsequently generated for that individual loan. The general portfolio allowance level is calculated based on the aggregation of individual loan allowance allocations with an overall allowance for Pass loans. The percentage used on loans graded 1-3 is based on loss history and management's analyses of industry concentrations and changes in credit administration. This exposure method is used on CBC, LPIG, IWF and loans in other portfolios (primarily
IPLD) that are over $250,000 and sixty days or more delinquent.

   The remaining portfolios are homogenous, and therefore, allowance levels are based on loss histories and management's impression of future industry trends. Loans are segregated by delinquency and allowances are allocated based on the following: Current loans receive an allowance based on overall loss histories and management's concerns regarding changes in the industries. Delinquent loans receive an allowance based on the loss history of loans that have previously fallen into those delinquency categories.

   Unallocated allowances are more subjective and are reviewed quarterly to take consideration of errors and economic trends that are not necessarily captured in determining the general and allocated allowances.

   The FDIC and the DFI have the authority to require us to change our asset classifications. If the change results in an asset being classified in whole or in part as loss, that amount must be charged off. Regulatory guidelines set forth quantitative benchmarks as a starting point for the determination of appropriate levels of allowances. The regulators direct their examiners to rely on management's estimates of adequate general allowances if the Bank's process for determining adequate allowances is deemed to be sound.

   For the year ended December 31, 2000, the provision for loan and lease losses was $181.0 million as compared to $35.3 million for the prior year. The increase primarily relates to 1) CBC which increased its provision for loan losses to $113.5 million for 2000 from $24.7 million in the prior year, 2) LPIG which increased its provision for loan losses to $39.3 million for 2000 from $7.0 million in the prior year and 3) IWF which increased its provision for loan losses to $18.9 million for 2000 as compared to $1.2 million for the prior year.

   For the year ended December 31, 2000, CBC's provision for loan and lease losses increased over the prior year as a result of a $71.5 million increase in net charge-offs to $88.9 million, a $100.7 million increase in loans classified as substandard and doubtful to $140.6 million at December 31, 2000 as compared to December 31, 1999, resulting in a $24.9 million increase in the allocated allowance and an $812,000 increase in the general allowance.

   The increase in charge-offs primarily relates to a higher level of losses due to increased unsecured advances, increased balances of unsecured cash stream loans, increased defaults on nationally syndicated credits, and a significant economic slowdown in the telecommunications and technology sectors. See page 5 of the Company's Annual Report on Form 10-K for a breakdown of CBC's loans by industry group.

   The increase in CBC's allocated allowance and the general allowance results from the factors above, along with the increase in the amount of loans classified as substandard and doubtful during 2000 as compared to 1999.

   The increase in LPIG's provision for loan losses over the prior year primarily relates to a $28.4 million increase in net charge-offs to $32.3 million, a $12.1million increase in substandard and doubtful loans to $21.8 million, resulting in a $4.4 million increase in allocated allowances to $7.6 million and a $2.1 million increase in the general allowance.

   The increase in LPIG's charge-offs for the year ended December 31, 2000 primarily relates to six borrowers which defaulted during 2000. One customer accounted for approximately $11.6 million of the total charge offs during 2000. Loans classified as substandard and doubtful represent two borrowers which are currently in reorganization. The increase in the allocated allowance and general allowance results from an increase in substandard and doubtful loans combined with higher loss factors for 2000 as compared to the prior year. We increased our allocated allowance and general allowances as a result of the increasing defaults in nationally syndicated credits and an increase in the severity of loss.

   For the year ended December 31, 2000, the increase in IWF's provision for loan losses over the prior year primarily relates to a $14.8 million increase in net charge-offs to $16.4 million. The increase primarily relates to approximately $11.0 million in fraud related losses. The remaining increase in the provision for loan losses results from management's decision to accelerate the disposition of problem assets.

   The following table summarizes certain information regarding our allowance for loan and lease losses, charge-off activity by division and losses on OREO:

                                         Years Ended December 31,
                               ------------------------------------------------
                                 2000       1999      1998      1997     1996
                               ---------  --------  --------  --------  -------
                                              (In thousands)
Beginning balance as of
 January 1,..................  $  31,841  $ 24,880  $ 26,954  $ 19,999  $13,729
Provision for loan and lease
 losses......................    180,975    35,340    15,450    20,975    9,773
Business acquisition and bulk
 loan purchases..............        534     1,846       --        578    4,500
Sale of leases...............        --        --        --       (900)     --
Deconsolidation of ICIFC.....        --        --        --       (687)     --
                               ---------  --------  --------  --------  -------
                                 213,350    62,066    42,404    39,965   28,002
                               ---------  --------  --------  --------  -------
Loans and Leases charged
 off--Core Business Lines:
Multifamily and commercial
 loans.......................       (353)     (857)     (918)   (3,021)  (1,560)
Asset-based and cash stream
 loans.......................    (89,732)  (17,530)     (112)     (295)     --
Loan Participations..........    (32,267)   (3,882)      --        --       --
Mortgage warehouse lines.....    (17,050)   (1,625)      --        --       --
Entertainment loans..........     (1,939)      --        --        --       --
Commercial and industrial
 loans.......................       (810)      --        --        --       --
Leases.......................       (399)   (2,217)   (1,496)   (4,860)  (3,318)
Autolend.....................       (950)      --        --        --       --
                               ---------  --------  --------  --------  -------
                                (143,500)  (26,111)   (2,526)   (8,176)  (4,878)
                               ---------  --------  --------  --------  -------
Loans charged off--Non-Core
 Business:
Franchise loans..............     (3,106)      --        --        --       --
Single family residential....     (5,560)   (2,960)   (4,661)   (2,164)  (2,485)
Consumer loans...............       (580)   (2,611)  (15,487)   (3,933)    (963)
                               ---------  --------  --------  --------  -------
                                  (9,246)   (5,571)  (20,148)   (6,097)  (3,448)
                               ---------  --------  --------  --------  -------
Total Charge-offs............   (152,746)  (31,682)  (22,674)  (14,273)  (8,326)
                               ---------  --------  --------  --------  -------
Recoveries on loans and
 leases previously charged
 off--Core Business:
Multifamily and commercial
 loans.......................        115        55       142        29      --
Asset-based and cash stream
 loans.......................        831       163        45       --       --
Loan participations..........         16       --        --        --       --
Mortgage warehouse lines.....        639       --        --        --       --
Leases.......................        222     1,086     1,721       900      176
                               ---------  --------  --------  --------  -------
                                   1,823     1,304     1,908       929      176
                               ---------  --------  --------  --------  -------
Net charge-offs--Core
 Business Lines..............   (141,677)  (24,807)     (618)   (7,247)  (4,702)
                               ---------  --------  --------  --------  -------
Recoveries on loans
 previously charged off--Non-
 Core Business:
Franchise loans..............         35       --        --        --       --
Single family residential....         98         3     2,401        30      --
Consumer.....................      1,065       150       841       303      147
                               ---------  --------  --------  --------  -------
                                   1,198       153     3,242       333      147
                               ---------  --------  --------  --------  -------
Total recoveries.............      3,021     1,457     5,150     1,262      323
                               ---------  --------  --------  --------  -------
Net charge-offs--Non-core
 business lines..............     (8,048)   (5,418)  (16,906)   (5,764)  (3,301)
                               ---------  --------  --------  --------  -------
Total net-charge-offs........   (149,725)  (30,225)  (17,524)  (13,011)  (8,003)
                               ---------  --------  --------  --------  -------
Balance as of December 31,...     63,625    31,841    24,880    26,954   19,999
Loan loss allowance at AMN as
 of December 31,.............        --         30       857    11,093      --
                               ---------  --------  --------  --------  -------
Total loan loss allowance....  $  63,625  $ 31,871  $ 25,737  $ 38,047  $19,999
                               =========  ========  ========  ========  =======
OREO losses:
  OREO writedowns (recovery)
   and expenses..............  $     771  $    617  $ (1,498) $  2,074  $ 4,171
  Loss on sale of OREO.......        615       769       597     4,453    2,843
                               ---------  --------  --------  --------  -------
   Total OREO losses
    (gains)..................  $   1,386  $  1,386  $   (901) $  6,527  $ 7,014
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

   The following table sets forth the amounts of and changes in non-performing assets attributable to our core lending activities:

                                                                                Other
                           CBC       LPIG      IWF      IPLD      LHO    IBC    Core      Total
                         --------  --------  --------  -------  -------  ----  -------  ---------
December 31, 1999....... $ 22,173  $    --   $  7,757  $   237  $   --   $ 77  $   656  $  30,900
New non-accrual loans...  108,657    62,394    21,089   10,152      660     8    1,778    204,738
Gross charge-offs.......  (89,732)  (32,267)  (17,050)    (353)  (1,939)   --   (2,159)  (143,500)
Reinstatements and
 paydowns ..............   (9,303)   (3,921)   (2,392)  (8,386)   1,525   (78)    (275)   (22,830)
                         --------  --------  --------  -------  -------  ----  -------  ---------
December 31, 2000....... $ 31,795  $ 26,206  $  9,404  $ 1,650  $   246  $  7  $   --   $  69,308
                         ========  ========  ========  =======  =======  ====  =======  =========
Number of non-accrual
 loans at December 31,
 2000 ..................       11         5         9       12        1     1      --          39
Principal balance of
 smallest non-accrual
 loan .................. $    487  $    176  $     52  $    33  $   246  $  7  $   --   $       7
Principal balance of
 largest non-accrual
 loan................... $  9,541  $ 11,301  $  1,551  $   432  $   246  $  7  $   --   $  11,301

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

 Risk Management and Market Sensitive Instruments

   Loans and securities funded through total return swaps are subject to market price risk. As such, the Company could incur significant gains or losses from the sale of loans and securities funded through total return swaps depending on the secondary market for the assets in the swaps, interest rate spreads, credit quality, and other factors. The notional amount of assets funded through total return swaps and subject to these risks totaled $538.4 million and $545.5 million at December 31, 2000 and 1999, resepctively.

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

   The Company measures and manages its exposure to interest rate risk by modeling net interest income simulations, the market value of portfolio equity, and by gap analysis. Net interest income simulations are used by our company to identify the direction and impact of interest rate risk exposure over the next 12 to 24 month timeframe. Present value of equity calculations are used to estimate the theoretical price sensitivity of shareholder equity to changes in interest rates and the related impact on the Company's assets and liabilities. Gap analysis provides insight into mismatches of asset and liability repricing characteristics.

   Net Interest Income Simulation: The Company's net interest margin is affected by the level of interest rates, the shape of the yield curve and the characteristics of the Company's interest earning assets and interest bearing liabilities. The yield curve depicts market interest rates as a function of maturity. The Company's portfolio of rate sensitive commercial and real estate loans are funded by a deposit base that typically reprices over a 6 to 12 month time frame. As a result, the Company is generally asset sensitive; net interest margin increases when interest rates are increasing and decreases when interest rates are declining. The Company uses a simulation model to estimate the severity of this risk and to develop strategies to mitigate the risk. The model considers probable balance sheet and off-balance sheet strategies and volumes under different interest rate scenarios over the course of 12 and 24-month periods. Model assumptions are updated periodically and are reviewed by management. Guidelines are set by management and approved by the Bank's Board to further limit exposure and to take advantage of movements in rates.

   Assuming an immediate increase of 200 basis points in interest rates the net hypothetical increase over the next 12 months in net interest income related to financial and derivative instruments is estimated to be $8.1 million (after income taxes) or 20.57% of total shareholders' equity at December 31, 2000. We believe that an interest rate shift of this magnitude represents a moderately advantageous scenario. Assuming an immediate decrease of 200 basis points in interest rates the net hypothetical decrease over the next 12 months in net interest income related to financial and derivative instruments is estimated to be ($6.8) million (after income taxes) or 17.35% of total shareholders' equity at December 31, 2000. We believe that an interest rate shift of this magnitude represents a moderately adverse scenario. We did not prepare net interest income simulations at December 31, 1999.

   Market Value of Portfolio Equity: The market value of portfolio equity ("MVPE") model is used to evaluate the vulnerability of the market value of shareholders' equity to changes in interest rates. The MVPE model calculates the expected cash flows of all of the Company's interest earning assets and interest bearing liabilities under various interest rate scenarios. The present value of these cash flows is calculated by discounting them using estimated market interest rates for that scenario. The difference between the present value of interest earning assets and the present value of interest bearing liabilities is the MVPE. MVPE will vary depending on the timing of expected cash flow, the level of interest rates, prepayment assumptions and the shape of the yield curve. The assumptions governing these relationships are the same as those used in the net interest income simulation. They are updated periodically and are reviewed by management.

   Assuming immediate increases of 100 and 200 basis points in interest rates the net hypothetical increase in the market value of our company's interest earning assets and interest bearing liabilities and the corresponding change in the value of shareholders' equity related to financial and derivative instruments is estimated to be $3.6 million and $14.1 million (after income taxes) or 9.01% and 35.82% of total shareholders' equity, respectively at December 31, 2000. We believe that an interest rate shift of between 100 basis points and 200 basis points represents a moderately advantageous scenario. Assuming immediate decreases of 100 and 200 basis points in interest rates the net hypothetical decrease in the market value of our company's interest earning assets and interest bearing liabilities and the corresponding change in the value of shareholders' equity related to financial and derivative instruments is estimated to be ($16.0) million and ($18.1) million (after income taxes) or 40.49% and 45.86% of total shareholders' equity, respectively at December 31, 2000. We believe that an interest rate shift of 100 basis points to 200 basis points represents a moderately adverse scenario.

   Assuming immediate increases of 100 and 200 basis points in interest rates the net hypothetical increase in the market value of our company's interest earning assets and interest bearing liabilities and the corresponding change in the value of shareholders' equity related to financial and derivative instruments is estimated to be $9.0 million and $17.7 million (after income taxes) or 4.38% and 8.61% of total shareholders' equity, respectively at December 31, 1999. We believe that an interest rate shift of this magnitude represents a moderately advantageous scenario. Assuming immediate decreases of 100 and 200 basis points in interest rates the net hypothetical decrease in the market value of our company's interest earning assets and interest bearing liabilities and the corresponding change in the value of shareholders' equity related to financial and derivative instruments is estimated to be ($9.4) million and ($19.0) million (after income taxes) or 4.55% and 9.27% of total shareholders' equity, respectively at December 31, 1999. We believe that an interest rate shift of this magnitude represents a moderately adverse scenario.

   Gap Analysis: The gap analysis is based on the contractual cash flows of all asset and liability balances on the Company's books. The contractual maturity of these assets and liabilities may differ substantially from their expected maturity. For example, savings accounts are subject to immediate withdrawal. Also, certain loans are subject to prepayment. The gap analysis reflects the contractual cash flows adjusted for anticipated prepayment assumptions. It may be used to identify periods in which there is a substantial mismatch between assets and liabilities.

   Certain shortcomings are inherent in the sensitivity analysis presented herein. For example, although certain assets and liabilities may have similar maturities or periods to re-pricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM's, have features which restrict changes in interest rates on a short term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those reflected in analysis above. Finally, the ability of many borrowers to service their ARM's may decrease in the event of an interest rate increase.

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

                                                                        More than
                                       More than  More than  More than   3 Years                 Non-
                           3 Months   3 Months to 6 Months   1 Year to    to 5     More than   Interest
                           or Less     6 Months   to 1 Year   3 Years     Years     5 Years    Bearing     Total
                          ----------  ----------- ---------  ---------  ---------  ---------   --------  ----------
                                                        (Dollars in thousands)
Interest-earning assets:
 Cash...................  $      --    $     --   $     --   $     --   $    --    $     --    $ 30,938  $   30,938
 Interest earning
  deposits..............     183,193         --         --         --        --          --         --      183,193
 Trading securities.....     164,050         --         --         --        --          --         --      164,050
 Securities available
  for sale..............      54,468         660      1,187      3,373     1,894       2,102        --       63,684
 FHLB stock.............       4,148         --         --         --        --          --         --        4,148
Loans, net of unearned
 discount and deferred
 loan fees(1)...........   1,124,966     158,309    108,790     55,362    48,682      76,479        --    1,572,588
                          ----------   ---------  ---------  ---------  --------   ---------   --------  ----------
 Total interest-bearing
  assets................   1,530,825     158,969    109,977     58,735    50,576      78,581     30,938   2,018,601
Less:
 Allowance for loan
  losses................         --          --         --         --        --          --     (63,625)    (63,625)
                          ----------   ---------  ---------  ---------  --------   ---------   --------  ----------
 Net interest-earning
  assets................   1,530,825     158,969    109,977     58,735    50,576      78,581    (32,687)  1,954,976
 Non-interest-earning
  assets................         --          --         --         --        --          --     172,601     172,601
                          ----------   ---------  ---------  ---------  --------   ---------   --------  ----------
 Total assets...........  $1,530,825   $ 158,969  $ 109,977  $  58,735  $ 50,576   $  78,581   $139,914  $2,127,577
                          ==========   =========  =========  =========  ========   =========   ========  ==========
Interest-bearing
 liabilities:
 Deposits...............  $  351,833   $ 416,428  $ 636,830  $ 225,996  $  1,617   $     --    $    --   $1,632,704
 FHLB borrowings........      65,000         --         --         --        --          --         --       65,000
 Other borrowings.......      42,118         --         --         --        --       42,000        --       84,118
 Senior Notes...........         --          --         --         --     10,818     165,939        --      176,757
 ROPES..................         --          --         --      42,885       --          --         --       42,885
                          ----------   ---------  ---------  ---------  --------   ---------   --------  ----------
 Total interest-bearing
  liabilities...........  $  458,951   $ 416,428  $ 636,830  $ 268,881  $ 12,435   $ 207,939   $    --    2,001,464
 Non-interest bearing
  liabilities...........         --          --         --         --        --          --      86,671      86,671
 Shareholders' equity...         --          --         --         --        --          --      39,442      39,442
                          ----------   ---------  ---------  ---------  --------   ---------   --------  ----------
 Total liabilities and
  shareholders' equity
  ......................  $  458,951   $ 416,428  $ 636,830  $ 268,881  $ 12,435   $ 207,939   $126,113  $2,127,577
                          ==========   =========  =========  =========  ========   =========   ========  ==========
 Interest rate
  sensitivity gap(2)....   1,071,874    (257,459)  (526,853)  (210,146)   38,141    (129,358)   (32,687)    (46,488)
 Cumulative interest
  sensitivity gap.......  $1,071,874   $ 814,415  $ 287,562  $  77,416  $115,557   $ (13,801)  $(46,488)
 Cumulative interest
  sensitivity gap as a %
  of total assets ......       50.38%      38.28%     13.52%      3.64%     5.43%      (0.65)%
 Cumulative net interest
  earning assets as a
  percentage of
  cumulative interest-
  bearing liabilities...      333.55%     193.04%    119.02%    104.35%   106.44%      99.31%                 97.68%

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

        ASSETS:
        -------
Interest-earning assets:
 Investments and
  interest-earning
  deposits..............  $  351,032   27,847   7.93% $  295,197 $25,520    8.65% $  242,246 $ 28,674  11.84%
 FHLB stock.............       4,964      366   7.37       6,166     321    5.21       5,031      291   5.78
 Loans held for sale
  and investment,
  net(1)................   1,642,193  194,213  11.83   1,572,668 178,229   11.33   1,643,147  200,827  12.22
 Retained interest and
  capitalized excess
  servicing fees
  receivable............      11,010    2,399  21.79      24,926   3,368   13.51      31,956    6,048  18.93
                          ---------- --------  -----  ---------- -------   -----  ---------- -------- ------
   Total interest-
    earning assets......   2,009,199  224,825  11.19   1,898,957 207,438   10.92   1,922,380  235,840  12.27
                          ---------- --------  -----  ---------- -------   -----  ---------- -------- ------
Non interest-earning
 assets.................     243,752                     268,728                     361,593
   Total assets.........  $2,252,951                  $2,167,685                  $2,283,973
                          ==========                  ==========                  ==========

    LIABILITIES AND
  SHAREHOLDERS' EQUITY:
  ----------------------
Interest-bearing
 liabilities:
 Deposits...............  $1,698,566 $107,779   6.35% $1,579,605 $86,582    5.48% $1,512,057 $ 87,030   5.76%
 Borrowings from FHLB...      23,462    1,492   6.36       7,590     630    8.30      24,451    1,631   6.67
 Other borrowings.......      59,772    6,872  11.50      69,306   3,920    5.66      69,844    4,150   5.94
 Senior Notes...........     178,620   18,267  10.23     207,706  21,540   10.37     219,837   22,392  10.19
 Company obligated
  mandatorily
  redeemable preferred
  securities of
  subsidiary trust
  holding solely
  debentures of the
  company...............      51,582    5,803  11.25      66,192   7,390   11.16      70,000    7,903  11.29
 Preferred Stock Series
  B.....................         --       --     --       11,539   1,545   13.39         --       --     --
                          ---------- --------  -----  ---------- -------   -----  ---------- -------- ------
 Total interest-bearing
  liabilities...........   2,012,002  140,213   6.97   1,941,938 121,607    6.26   1,896,189  123,106   6.49
                          ---------- --------  -----  ---------- -------   -----  ---------- -------- ------
Non interest-bearing
 liabilities............      75,838                      11,461                      95,122
Shareholders' equity....     165,111                     214,286                     292,662
                          ----------                  ----------                  ----------
 Total liabilities and
  shareholders'
  equity................  $2,252,951                  $2,167,685                  $2,283,973
                          ==========                  ==========                  ==========
Net interest rate
 spread.................             $ 84,612   4.22%            $85,831    4.66%            $112,734   5.78%
                                     ========  =====             =======   =====             ======== ======
Net interest margin.....                        4.21%                       4.52%                       5.86%
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities............                       99.86%                      97.79%                     101.38%

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

                                                 Year Ended December 31,
                         -----------------------------------------------------------------------------
                                   2000 Over 1999                         1999 Over 1998
                         ------------------------------------  ---------------------------------------
                         Volume   Rate    Rate/Volume  Total   Volume     Rate    Rate/Volume  Total
                         ------  -------  ----------- -------  -------  --------  ----------- --------
                                                      (In thousands)
Increase/(decrease) in:
  Investments and
   interest-bearing
   deposits............. $4,830  $(2,125)   $  (378)  $ 2,327  $ 6,269  $ (7,728)   $(1,695)  $ (3,154)
  FHLB stock............    (63)     133        (25)       45       66       (29)        (7)        30
  Loans held for sale
   and investment, net..  7,877    7,863        244    15,984   (8,613)  (14,624)       639    (22,598)
  Retained interest and
   capitalized excess
   servicing fees
   receivable........... (1,880)   2,064     (1,153)     (969)  (1,331)   (1,732)       383     (2,680)
                         ------  -------    -------   -------  -------  --------    -------   --------
    Total interest
     income............. 10,764    7,935     (1,312)   17,387   (3,609)  (24,113)      (680)   (28,402)
                         ------  -------    -------   -------  -------  --------    -------   --------

  Deposits..............  6,519   13,743        935    21,197    3,891    (4,234)      (105)      (448)
  FHLB borrowings.......  1,317     (147)      (308)      862   (1,125)      399       (275)    (1,001)
  Other borrowings......   (540)   4,047       (555)    2,952      (32)     (196)        (2)      (230)
  Senior Notes.......... (3,016)    (291)        34    (3,273)  (1,236)      396        (12)      (852)
  ROPES................. (1,630)      60        (17)   (1,587)    (430)      (91)         8       (513)
  Mandatorily redeemable
   cumulative preferred
   stock................ (1,545)     --         --     (1,545)     --        --       1,545      1,545
                         ------  -------    -------   -------  -------  --------    -------   --------
    Total interest
     expense............  1,105   17,412         89    18,606    1,068    (3,726)     1,159     (1,499)
                         ------  -------    -------   -------  -------  --------    -------   --------
Change in net interest
 income................. $9,659  $(9,477)   $(1,401)  $(1,219) $(4,677) $(20,387)   $(1,839)  $(26,903)
                         ======  =======    =======   =======  =======  ========    =======   ========

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset/Liability Management and Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Independent Auditors' Report..............................................  89

Consolidated Balance Sheets...............................................  90

Consolidated Statements of Operations and Comprehensive Income (Loss).....  91

Consolidated Statements of Changes in Shareholders' Equity................  93

Consolidated Statements of Cash Flows.....................................  94

Notes to Consolidated Financial Statements................................  96

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

                                   KPMG LLP

Los Angeles, California
March 30, 2001

                        IMPERIAL CREDIT INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                             December 31,
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------
                        ASSETS
                        ------
Cash...................................................  $   30,938  $   33,898
Interest bearing deposits..............................     183,193     248,182
Investment in Federal Home Loan Bank stock.............       4,148       6,960
Securities held for trading, at market (including
 securities pledged to creditors with the right to sell
 or re-pledge of $39.4 million and $67.0 million,
 respectively).........................................     164,050     160,805
Securities available for sale, at market...............      63,684      74,374
Loans and leases held for sale, net....................     386,469     289,398
Loans and leases held for investment, net of unearned
 income and deferred loan fees.........................   1,186,119   1,264,912
  Less: allowance for loan and lease losses............     (63,625)    (31,841)
                                                         ----------  ----------
Loans and leases held for investment, net..............   1,122,494   1,233,071
Real property..........................................      53,198         --
Retained interest in loan and lease securitizations....       6,330      10,220
Accrued interest receivable............................      15,744       8,272
Premises and equipment, net............................      10,433      13,576
Real estate and other assets owned, net................       8,778      13,055
Goodwill...............................................      32,330      34,961
Other assets...........................................      28,158      37,351
Net assets of discontinued operations..................      17,630      37,492
                                                         ----------  ----------
  Total assets.........................................  $2,127,577  $2,201,615
                                                         ==========  ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Deposits...............................................  $1,632,704  $1,614,758
Borrowings from Federal Home Loan Bank.................      65,000         --
Other borrowings.......................................      84,118      74,309
Company obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 debentures of the company ("ROPES' "92)...............      42,885      61,750
Senior Notes...........................................     176,757     185,185
Accrued interest payable...............................      18,992      18,811
Accrued income taxes payable...........................      20,522      16,101
Minority interest in consolidated subsidiaries.........       1,116       2,684
Goodwill...............................................      23,797         --
Other liabilities......................................      22,244      22,637
                                                         ----------  ----------
  Total liabilities....................................   2,088,135   1,996,235
                                                         ----------  ----------
Shareholders' equity:
Preferred stock, 8,000,000 shares authorized; none
 issued or outstanding.................................         --          --
Common stock, no par value. Authorized 80,000,000
 shares; 32,096,361 and 33,198,661 shares issued and
 outstanding at December 31, 2000 and 1999,
 respectively..........................................      97,668      97,220
(Accumulated deficit) retained earnings................     (64,889)     98,437
Shares held in deferred executive compensation plan....       5,745       7,107
Accumulated other comprehensive income--unrealized gain
 on securities available for sale, net.................         918       2,616
                                                         ----------  ----------
  Total shareholders' equity...........................      39,442     205,380
                                                         ----------  ----------
  Total liabilities and shareholders' equity...........  $2,127,577  $2,201,615
                                                         ==========  ==========

          See accompanying notes to consolidated financial statements.

                        IMPERIAL CREDIT INDUSTRIES, INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
                 (Dollars in thousands, except per share data)

                                                  Years Ended December 31,
                                                ------------------------------
                                                  2000       1999      1998
                                                ---------  --------  ---------
Interest Income:
 Interest on loans and leases.................. $ 194,213  $178,229  $ 200,827
 Interest on investments.......................    28,213    25,841     28,965
 Interest on other finance activities..........     2,399     3,368      6,048
                                                ---------  --------  ---------
   Total interest income.......................   224,825   207,438    235,840
Interest Expense:
 Interest on deposits..........................   107,779    86,582     87,030
 Interest on other borrowings..................     8,364     4,550      5,781
 Interest on long term debt....................    24,070    30,475     30,295
                                                ---------  --------  ---------
   Total interest expense......................   140,213   121,607    123,106
                                                ---------  --------  ---------
   Net interest income.........................    84,612    85,831    112,734
 Provision for loan and lease losses...........   180,975    35,340     15,450
                                                ---------  --------  ---------
   Net interest (expense) income after
    provision for loan and lease losses........   (96,363)   50,491     97,284
                                                ---------  --------  ---------
Fee and other income:
 Gain on sale of loans and leases..............      (771)    6,480     14,888
 Asset management fees.........................     3,239    10,054      7,591
 Investment banking and brokerage fees.........    21,057    27,198     18,463
 Loan servicing income.........................     5,993     6,885     11,983
 Gain (loss) on sale of securities.............    12,988    32,742       (592)
 Equity in net income of Southern Pacific
  Funding Corporation..........................       --        --      12,739
 Equity in net (loss) income of Franchise
  Mortgage Acceptance Company..................       --        (53)     3,235
 Equity in net income of Imperial Capital
  Group........................................       479       --         --
 Rental income.................................     8,183       --         --
 Mark to market on securities and loans held
  for sale.....................................   (12,810)  (28,641)   (42,388)
 Loss on impairment of equity securities.......       --        --    (120,138)
 Other income..................................    12,278    13,894     13,118
                                                ---------  --------  ---------
   Total fee and other income (loss)...........    50,636    68,559    (81,101)
                                                ---------  --------  ---------
Noninterest expenses:
 Personnel expense.............................    43,679    50,034     52,003
 Commission expense............................     6,418    10,307      9,633
 Amortization of servicing rights..............       529     4,223      1,486
 Occupancy expense.............................     5,446     5,658      5,750
 Net expenses (income) of other real estate
  owned........................................     1,386     1,386       (901)
 Legal and professional services...............     8,829     9,894     10,917
 Lawsuit settlements (recoveries)..............     6,942       371        (69)
 Telephone and other communications............     2,900     3,768      3,692
 Amortization of goodwill......................     1,431    14,506      2,686
 Provision for loss on repurchase of former
  mortgage banking loans.......................       --        --       4,750
 Real property expense.........................     4,192       --         --
 General and administrative expense............    21,285    26,453     30,889
                                                ---------  --------  ---------
 Noninterest expense...........................   103,037   126,600    120,836
 Merger costs..................................     9,397       --         --
                                                ---------  --------  ---------
   Total noninterest expense...................   112,434   126,600    120,836
 Loss from continuing operations before income
  taxes, minority interest and extraordinary
  item.........................................  (158,161)   (7,550)  (104,653)
 Income taxes..................................     2,356    (3,074)   (44,064)
 Minority interest in income (loss) of
  consolidated subsidiaries....................     1,125     1,474     (1,464)
                                                ---------  --------  ---------
 Loss from continuing operations before
  extraordinary item...........................  (161,642)   (5,950)   (59,125)
 Operating loss from discontinued operations
  of AMN (net of $4.2 million, $557,000 and
  $2.1 million of income taxes in 2000, 1999
  and 1998, respectively)......................   (5,218)     (899)    (3,232)
 Loss on disposal of AMN including provision
  of $3.7 million for operating losses during
  phase-out period (net of $6.6 million of
  income taxes)................................       --        --    (11,276)
                                                ---------  --------  ---------
 Loss before extraordinary item................  (166,860)   (6,849)   (73,633)
 Extraordinary item--gain on early
  extinguishment of debt, net of income
  taxes........................................     3,534     4,021        --
                                                ---------  --------  ---------
   Net loss.................................... $(163,326) $ (2,828) $ (73,633)
                                                ---------  --------  ---------
Other comprehensive (loss) income:
 Unrealized (losses) gains on securities
  available for sale...........................    (3,147)    7,890     (5,333)
 Reclassification adjustment for losses
  (gains) included in noninterest income.......       320    (1,492)       (53)
 Income taxes..................................    (1,129)    2,596     (2,274)
                                                ---------  --------  ---------
   Other comprehensive (loss) income...........    (1,698)    3,802     (3,112)
                                                ---------  --------  ---------
   Comprehensive (loss) income................. $(165,024) $    974  $ (76,745)
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

                        IMPERIAL CREDIT INDUSTRIES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                  Retained   Shares    Accumulated
                            Common                Earnings   Held in      Other         Total
                            Shares     Common   (Accumulated   DEC    Comprehensive Shareholders'
                          Outstanding  Stock      Deficit)    Plan    Income (Loss)    Equity
                          ----------- --------  ------------ -------  ------------- -------------
                                                     (In thousands)
Balance, December 31,
 1997...................    38,791    $147,109   $ 174,898   $   --      $ 1,926      $ 323,933
Exercise of stock
 options................       244       1,037         --        --          --           1,037
Stock held in deferred
 compensation plan......       --       (3,833)        --      3,833         --             --
Issuance of common stock
 forImperial Credit
 Lender Services, Inc.
 acquisition............       236       5,000         --        --          --           5,000
Unrealized depreciation
 onsecurities available
 for sale, net..........       --          --          --        --       (3,112)        (3,112)
Tax benefit from
 exercise of stock
 options................       --        4,601         --        --          --           4,601
Repurchase and
 retirement of stock and
 warrants...............    (2,485)    (24,305)        --        --          --         (24,305)
Net loss, 1998..........       --          --      (73,633)      --          --         (73,633)
                            ------    --------   ---------   -------     -------      ---------
Balance, December 31,
 1998...................    36,786    $129,609   $ 101,265   $ 3,833     $(1,186)     $ 233,521
Exercise of stock
 options................        95         249         --        --          --             249
Stock held in deferred
 compensation plan......       --       (3,274)        --      3,274         --             --
Unrealized gain on
 securities available
 for sale, net..........       --          --          --        --        3,802          3,802
Tax benefit from
 exercise of stock
 options................       --           96         --        --          --              96
Repurchase and
 retirement of stock and
 warrants...............    (3,682)    (29,460)        --        --          --         (29,460)
Net loss, 1999..........       --          --       (2,828)      --          --          (2,828)
                            ------    --------   ---------   -------     -------      ---------
Balance, December 31,
 1999...................    33,199    $ 97,220   $  98,437   $ 7,107     $ 2,616      $ 205,380
Exercise of stock
 options................        20          43         --        --          --              43
Stock held in deferred
 compensation plan......       --        1,362         --     (1,362)        --             --
Unrealized loss on
 securities available
 for sale, net..........       --          --          --        --       (1,698)        (1,698)
Tax benefit from
 exercise of stock
 options................       --           23         --        --          --              23
Issuance of warrants in
 legal settlement.......       --        3,082         --        --          --           3,082
Repurchase and
 retirement of stock....    (1,123)     (4,062)        --        --          --          (4,062)
Net loss, 2000..........       --          --     (163,326)      --          --        (163,326)
                            ------    --------   ---------   -------     -------      ---------
Balance, December 31,
 2000...................    32,096    $ 97,668   $ (64,889)  $ 5,745     $   918      $  39,442
                            ======    ========   =========   =======     =======      =========

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

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

   As of December 31, 2000, 1999 and 1998, we were party to total rate of return swap contracts with a total notional amount of $65.2 million, $83.6 million and $280.4 million, respectively, under which our company was obligated to pay one month LIBOR plus a weighted average spread of 0.88%. The weighted average remaining life of these contracts was 51.2 months, 60.0 months and 31.2 months as of December 31, 2000, 1999 and 1998. For the years ended December 31, 2000 and 1999, we recognized $2.7 million and $2.9 million in interest income on these total return swaps and ($3.8) million and $197,000 in net mark-to-market gains or (losses), respectively. The cash flows from these swaps are generated by investments in nationally syndicated bank loans which globally have experienced high default rates in the year ended December 31, 2000. However, during the year ended December 31, 2000, there were no defaults of loans held by the Trust. Additionally, credits in the swaps are subject to market price risk, and as such could result in significant gains or losses to our company. The mark to market losses primarily relate to the depressed secondary market for nationally syndicated loans resulting in decreased market prices for these loans.

   We invested in the subordinated and equity interests of Pacifica Partners I through a total return swap. The provisions of the swap entitle the Company to receive the total return on the subordinate bonds delivered and pay a floating payment of LIBOR plus a weighted average spread of 0.075% as of December 31, 2000. The recoverability of this asset is dependent upon the future cash flows from Pacifica Partners I. These cash flows come from investments in nationally syndicated bank loans and high yield bonds which have experienced high

                       IMPERIAL CREDIT INDUSTRIES, INC.

default rates in the year ended December 31, 2000. During 2000, the cash flows received by the Company increased to $5.1 million from $3.4 million. This increase primarily relates to increasing interest rate spreads on the loans partially offset by an increase in defaults. At December 31, 2000 and 1999, $59.1 million and $38.2 million was outstanding and classified as Trading Securities on the consolidated balance sheet.

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

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
                             =====================  ====================  ====================

   The Bank's actual capital amounts and ratios are summarized as follows:

                                          At December 31, 2000
                             -------------------------------------------------
                                               Adequately
                                              Capitalized    Well Capitalized
                                 Actual       requirement      requirement
                             --------------  --------------  -----------------
                              Amount  Ratio   Amount  Ratio   Amount   Ratio
                             -------- -----  -------- -----  --------- -------
                                         (Dollars in thousands)
   Risk-based Capital....... $121,833  6.59% $149,474 8.00%  $ 186,842  10.00%
   Risk-based Tier 1
    Capital................. $ 65,497  3.54% $ 74,737 4.00%  $ 112,105   6.00%
   FDIC Leverage Ratio...... $ 65,497  3.46% $ 75,802 4.00%  $  94,752   5.00%

                                          At December 31, 1999
                             -------------------------------------------------
                                               Adequately
                                              Capitalized    Well Capitalized
                                 Actual       requirement      requirement
                             --------------  --------------  -----------------
                              Amount  Ratio   Amount  Ratio   Amount   Ratio
                             -------- -----  -------- -----  --------- -------
   Risk-based Capital....... $219,278 10.67% $164,445 8.00%  $ 205,557  10.00%
   Risk-based Tier 1
    Capital................. $160,018  7.78% $ 82,223 4.00%  $ 123,334   6.00%
   FDIC Leverage Ratio...... $160,018  8.94% $ 71,610 4.00%  $  89,512   5.00%

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

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

   At December 31, 2000 and 1999, impaired loans and the related allowance for loan and lease losses were as follows:

                                         2000                           1999
                             ------------------------------ -----------------------------
                                        Specific                       Specific
                                        Allowance                      Allowance
                              Recorded     for     Carrying  Recorded     for    Carrying
                             Investment  Losses     Value   Investment  Losses    Value
                             ---------- ---------  -------- ---------- --------- --------
                                                   (In thousands)
   Continuing operations...   $77,813   $(30,169)  $47,644   $57,823    $(5,278) $52,545
   Discontinued operations
    of AMN.................       716        --        716     1,596        --     1,596
                              -------   --------   -------   -------    -------  -------
     Total impaired loans..   $78,529   $(30,169)  $48,360   $59,419    $(5,278) $54,141
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
                                                            =======  ========

   Key economic assumptions used in measuring the fair value of retained interest at the date of securitization are as follows:

                                                                    Year Ended
                                                                   December 31,
                                                                   --------------
                                                                   2000    1999
                                                                   ------ -------
                                                                       (In
                                                                    thousands)
   Prepayment speed (annual rate).................................  5.0%   4%-8%
   Weighted-average life (in years)...............................  3.8     3.8
   Expected gross credit losses (annual)..........................  9.0%   5%-8%
   Retained interest discounted at (per annum)....................   15%    15%

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

   Balance sheet carrying value of retained interest................... $ 6,330

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
                               ========    ========     ======      =======

                       IMPERIAL CREDIT INDUSTRIES, INC.

11. Servicing Rights

   Changes in servicing rights were as follows:

                                                             Year Ended
                                                            December 31,
                                                        -----------------------
                                                        2000    1999     1998
                                                        -----  -------  -------
                                                           (In thousands)
   Beginning Balance..................................  $ 802  $ 4,329  $ 4,731
   Additions..........................................    327    1,061    1,084
   Sales of servicing rights..........................    --      (365)     --
   Amortization.......................................   (529)  (4,223)  (1,486)
                                                        -----  -------  -------
   Ending balance.....................................  $ 600  $   802  $ 4,329
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

                       IMPERIAL CREDIT INDUSTRIES, INC.

  The following represents the operating results and selected financial data by major business segments for 2000,1999 and 1998:

                                                                   At or for the Year Ended December 31, 2000
                                       ---------------------------------------------------------------------------------------
                                           Loan
                            Imperial   Participation              Imperial   Income              Imperial
                   Coast    Warehouse       and       The Lewis   Business  Property    Asset    Capital
                  Business  Finance,    Investment     Horwitz    Credit,   Lending   Management  Group,  Other Core  Equity
                   Credit     Inc.         Group     Organization   Inc.    Division  Activities   LLC    Operations Interests
                  --------  ---------  ------------- ------------ --------  --------  ---------- -------- ---------- ---------
                                                                               (Dollars in thousands)
Total loans,
net.............  $707,488  $ 61,935     $112,197      $81,284    $    89   $374,423   $    30    $  --    $ 62,515    $--
Total assets....   851,337    92,480      169,092      120,480     29,954    440,893       477       --     333,833     --
Total deposits..   743,666    85,602      158,428       94,515        --     386,339       --        --       6,592     --
Interest
income..........   113,937     6,105       18,589       11,843      2,819     37,639         1        85     13,960     --
Interest
expense.........    53,619     5,306       13,011        6,736        512     25,524       --        424     24,543     --
Provision for
loan and lease
losses..........   113,533    18,920       39,291          558         80      2,209       --        --         263     --
External
revenue.........   (43,515)  (17,878)     (40,293)       4,705      3,865     12,406     3,243    20,927       (789)    479
Inter-company
revenue.........       --        --           --           --          20        --        --        --         343     --
Inter-company
expense.........       --        --           --           --         --         --        235       --         --      --
Mark to market
on securities
and loans held
for sale........      (801)      (70)      (3,960)         (92)    (5,037)      (422)      --        --      (1,771)    --
Equity in net
income of ICG...       --        --           --           --         --         --        --        --         --      479
Total revenue...   (43,515)  (17,878)     (40,293)       4,705      3,885     12,406     3,008    20,927       (446)    479
Depreciation....     2,111       445          112          135        199        493       479       251        712     --
Amortization of
goodwill........     1,113       453          --           924        --         --        --         71        --      --
Amortization of
servicing
rights..........       --        --           --           --         529        --        --        --         --      --
Income taxes....       745    (4,586)      (6,824)         645      1,517      2,480    (2,510)      --      11,787    (399)
Net income
(loss) from
continuing
operations......  $(72,094) $(17,706)    $(35,070)     $   104    $(5,727)  $  1,582   $(6,994)   $2,775   $(27,089)   $878
                       De-
                   emphasized/
                  Discontinued/
                     Exited
                   Businesses   Eliminations Consolidated
                  ------------- ------------ ------------
Total loans,
net.............    $151,002     $ (42,000)   $1,508,963
Total assets....     261,607      (172,576)    2,127,577
Total deposits..     157,562           --      1,632,704
Interest
income..........      26,156        (6,309)      224,825
Interest
expense.........      16,847        (6,309)      140,213
Provision for
loan and lease
losses..........       6,121           --        180,975
External
revenue.........      11,123           --        (45,727)
Inter-company
revenue.........         --            --            363
Inter-company
expense.........         128           --            363
Mark to market
on securities
and loans held
for sale........        (657)          --        (12,810)
Equity in net
income of ICG...         --            --            479
Total revenue...      10,995           --        (45,727)
Depreciation....         508           --          5,445
Amortization of
goodwill........      (1,130)          --          1,431
Amortization of
servicing
rights..........         --            --            529
Income taxes....        (499)          --          2,356
Net income
(loss) from
continuing
operations......    $ (1,298)    $  (1,003)   $ (161,642)

                       IMPERIAL CREDIT INDUSTRIES, INC.

                                                                 At or for the Year Ended December 31, 1999
                                     ---------------------------------------------------------------------------------------
                                         Loan
                           Imperial  Participation              Imperial   Income             Imperial
                   Coast   Warehouse      and       The Lewis   Business  Property   Asset    Capital
                  Business Finance,   Investment     Horwitz    Credit,   Lending  Management  Group,   Other Core  Equity
                   Credit    Inc.        Group     Organization   Inc.    Division Activities   LLC     Operations Interests
                  -------- --------- ------------- ------------ --------  -------- ---------- --------  ---------- ---------
                                                                                   (In thousands)
Total loans,
net.............  $726,066 $ 78,396    $211,292      $13,034    $ 12,649  $252,492   $  --    $   --     $ 49,778   $   --
Total assets....   876,219  105,680     272,444       36,103      28,440   299,842     (832)   14,245     568,370       --
Total deposits..   767,242   93,255     238,025       15,881         --    273,449      --        --      (11,341)      --
Interest
income..........    92,318   11,976      22,547        2,278       4,162    22,625        7       (82)     19,837       --
Interest
expense.........    38,308    7,883      14,188        1,286       1,814    13,419      --        437      30,829       --
Provision
(recovery) for
loan and lease
losses .........    24,724    1,190       6,982          351        (350)      142      --        --          --        --
External
revenue.........    37,479    4,421       3,409          768       1,322    12,026   10,011    26,729       2,866    30,038
Inter-company
revenue ........       --       --          --           --          --        --       --        --          288       --
Inter-company
expense ........       --       --          --           --        1,284       --       262       --          --        --
Mark to market
on securities
and loans held
for sale .......       189       43         268          --      (11,901)       62      (38)      --       11,016       --
Equity in net
loss of FMC ....       --       --          --           --          --        --       --        --          --        (53)
Total revenue...    37,479    4,421       3,409          768          37    12,026    9,748    26,729       3,155    30,038
Depreciation....     1,579       84          80            7         263       304      300       452         595       --
Amortization of
goodwill .......     1,113      453         --           200      12,279       --       --         87         --        --
Amortization of
servicing rights
 ................       --       --          --           --          259       --       --        --          --        --
Income taxes....     5,289      718         815            3      (8,858)    1,326       (2)      628      (1,661)   12,015
Net income
(loss) from
continuing
operations......  $  7,933 $  1,078    $  1,222      $     4    $(13,286) $  1,990   $   (3)  $   942    $ (3,874)  $18,023
                     At or for
                   the Year Ended
                  December 31, 1999
                  -----------------
                        De-
                    emphasized/
                   Discontinued/
                       Exited
                      Businesses    Eliminations Consolidated
                  ----------------- ------------ ------------
Total loans,
net.............        $227,768     $ (49,006)   $1,522,469
Total assets....         320,209      (319,105)    2,201,615
Total deposits..         238,247           --      1,614,758
Interest
income..........          39,068        (7,298)      207,438
Interest
expense.........          18,215        (4,772)      121,607
Provision
(recovery) for
loan and lease
losses .........           2,301           --         35,340
External
revenue.........          (7,492)       (2,527)      119,050
Inter-company
revenue ........           1,258           --          1,546
Inter-company
expense ........             --            --          1,546
Mark to market
on securities
and loans held
for sale .......         (28,280)          --        (28,641)
Equity in net
loss of FMC ....             --            --            (53)
Total revenue...          (6,233)       (2,527)      119,050
Depreciation....             730           --          4,394
Amortization of
goodwill .......             374           --         14,506
Amortization of
servicing rights
 ................           3,964           --          4,223
Income taxes....         (12,336)       (1,011)       (3,074)
Net income
(loss) from
continuing
operations......        $(18,457)    $  (1,522)   $   (5,950)

                       IMPERIAL CREDIT INDUSTRIES, INC.

                                                             At or for the Year Ended December 31, 1998
                                       -----------------------------------------------------------------------------------------
                                           Loan                                                                         De-
                            Imperial   Participation Imperial  Income              Imperial                         emphasized/
                   Coast    Warehouse       And      Business Property    Asset    Capital                         Discontinued/
                  Business  Finance,    Investment   Credit,  Lending   Management  Group,   Other Core  Equity       Exited
                   Credit     Inc.         Group       Inc.   Division  Activities   LLC     Operations Interests   Businesses
                  --------  ---------  ------------- -------- --------  ---------- --------  ---------- ---------  -------------
                                                                            (In thousands)
Total loans,
net.............  $623,748  $179,284     $221,030     $7,413  $144,573    $  --    $   --     $ 47,907  $  1,162     $455,339
Total assets....   628,636   186,257      241,854     44,899   146,250     3,831     6,774     331,578    60,098      813,931
Total deposits..   674,956   196,410      222,009        --    162,939       --        --       (2,403)      --       460,341
Interest
income..........    76,916    16,747       21,569      5,823    13,336        19      (185)     28,295        83       77,650
Interest
expense.........    34,299     9,817       13,249      1,353     6,659       --        124      30,395       --        31,623
Provision
(recovery) for
loan and lease
losses..........     3,523       704         (391)     1,300      (345)      --        --          --        --        10,659
External
revenue.........    42,869     8,533        8,877     10,538    17,471     7,143    18,411     (43,991)  (66,496)      12,998
Inter-company
revenue.........       --        --           --         --        --        --        --        1,770       --           --
Inter-company
expense.........       --        --           --         910       --        121       --          --        --           739
Mark to market
on securities
and loans held
for sale........      (904)     (263)      (2,104)    (2,305)     (178)      --        --       (4,993)      --       (31,641)
Loss on
impairment of
equity
securities......       --        --           --         --        --        --        --      (37,538)  (82,600)         --
Equity in net
income of SPFC..       --        --           --         --        --        --        --          --     12,739          --
Equity in net
income of FMC...       --        --           --         --        --        --        --          --      3,235          --
Total revenue...    42,869     8,533        8,877      9,628    17,471     7,022    18,411     (42,221)  (66,496)      12,259
Depreciation....       779        99           96        141       299        33       473       1,157       --           637
Amortization of
goodwill........     1,113       453          --         950       --        --         36         134       --           --
Amortization of
servicing
rights..........       --        --           --         --        --       (365)      --          --        --         1,851
Income taxes....     9,267     2,352        2,819       (716)    2,476     1,360    (1,012)    (23,372)  (28,449)      (8,789)
Net income
(loss) from
continuing
operations......  $ 12,435  $  3,157     $  3,783     $ (960) $  3,323    $1,825   $(1,358)   $(31,368) $(38,169)    $(11,793)
                  Eliminations Consolidated
                  ------------ ------------
Total loans,
net.............    $(41,300)   $1,639,156
Total assets....     (46,925)    2,417,183
Total deposits..         --      1,714,252
Interest
income..........      (4,413)      235,840
Interest
expense.........      (4,413)      123,106
Provision
(recovery) for
loan and lease
losses..........         --         15,450
External
revenue.........        (170)       16,183
Inter-company
revenue.........         --          1,770
Inter-company
expense.........         --          1,770
Mark to market
on securities
and loans held
for sale........         --        (42,388)
Loss on
impairment of
equity
securities......         --       (120,138)
Equity in net
income of SPFC..         --         12,739
Equity in net
income of FMC...         --          3,235
Total revenue...        (170)       16,183
Depreciation....         --          3,714
Amortization of
goodwill........         --          2,686
Amortization of
servicing
rights..........         --          1,486
Income taxes....         --        (44,064)
Net income
(loss) from
continuing
operations......    $    --        (59,125)

                       IMPERIAL CREDIT INDUSTRIES, INC.

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

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
                                                                       --------
     Ending negative goodwill......................................... $ 23,797
                                                                       --------

                       IMPERIAL CREDIT INDUSTRIES, INC.

   Proforma total revenues, net (loss) income and diluted net (loss) income per share are as follows, assuming the merger consummated at the beginning of each period:

                                                            For the Year Ended
                                                               December 31,
                                                            -------------------
                                                              2000       1999
                                                            ---------  --------
                                                              (In thousands,
                                                             except per share
                                                                  data)
   Total revenues.......................................... $ (37,202) $185,375
   Net (loss) income....................................... $(152,590) $ 18,009
   Diluted (loss) income per share......................... $   (4.68) $   0.52

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

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
                                                         =====   ====   ====

                       IMPERIAL CREDIT INDUSTRIES, INC.

   Our federal income tax returns for 1996 through 1999 are currently being audited by the Internal Revenue Service and our California tax returns for 1995 and 1996 are being audited by the California Franchise Tax Board. We believe that we have recorded sufficient reserves for accounting purposes to cover any proposed deficiencies that may occur. The California auditors have proposed to include with our income that of two of our former affiliates, which would increase our total tax by approximately $2 million, of which approximately $1.5 million is expected to be assessed to one of such former affiliates. We intend to protest our portion of any such assessment.

23. Supplemental Disclosure of Cash Flow Information

   The following information supplements the statements of cash flows:

                                                     Year Ended December 31,
                                                    ---------------------------
                                                      2000      1999     1998
                                                    --------  -------- --------
                                                          (In thousands)
Cash paid (received) during the period for:
  Interest........................................  $140,032  $128,217 $119,169
  Income taxes....................................    (4,123)      817    5,884
Significant non-cash activities:
  Loans transferred from held for investment to
   held for sale..................................    18,524    63,829  197,518
  Loans transferred to OREO or repossessed
   assets.........................................     5,571    11,834   10,046
  Loans to facilitate the sale of OREO............       --        --     1,011
  Retained interest in loan and lease
   securitizations capitalized....................     3,688     4,036    7,182
  Change in unrealized gain (loss) on securities
   available for sale.............................    (1,698)    3,802   (3,112)
  Issuance of warrants............................     3,082       --       --
Purchase of Imperial Credit Lender Services, Inc.:
  Assets acquired, including goodwill of $5,000...       --        --     5,050
  Liabilities assumed.............................       --        --        50
  Common stock issued.............................       --        --     5,000
Purchase of Lewis Horwitz Organization:
  Assets acquired, including goodwill of $5.3
   million and $12.0 million for 2000 and 1999,
   respectively                                        7,676    19,380      --
  Liabilities assumed.............................     4,854    11,248      --
  Cash paid.......................................     2,822     8,132      --
Deconsolidation of Imperial Capital Group, LLC
  Decrease in trading securities..................    11,839       --       --
  Decrease in goodwill............................     1,063       --       --
  Decrease in other assets........................     2,150       --       --
  Decrease in other liabilities...................     4,910       --       --
Purchase of Imperial Credit Commercial Mortgage
 Investment Corp:
  Assets acquired.................................    98,274       --       --
  Net cash received...............................    11,524       --       --
  Liabilities assumed, including negative
   goodwill.......................................   109,798       --       --

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

   Effective January 1, 1996, the Company adopted the disclosure requirements of SFAS 123, and continued to measure its employee stock-based compensation arrangements under the provisions of APB 25. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards after 1994 consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have increased to the pro forma amounts indicated below:

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   ---------  -------  --------
                                                   (In thousands, except per
                                                          share data)
   Net loss:
     As reported.................................. $(163,326) $(2,828) $(73,633)
     Pro forma....................................  (164,717)  (4,935)  (74,996)
   Basic loss per share:
     As reported.................................. $   (5.01) $ (0.08) $  (1.93)
     Pro forma....................................     (5.13)   (0.14)    (1.96)
   Diluted loss per share:
     As reported.................................. $   (5.01) $ (0.08) $  (1.93)
     Pro forma....................................     (5.13)   (0.14)    (1.96)

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

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

   As of December 31, 2000, 1999 and 1998, the Bank was party to total rate of return swap contracts with a total notional amount of $65.2 million, $83.6 million and $280.4 million, under which our company was obligated to pay one month LIBOR plus a weighted average spread of 0.88%. The weighted average remaining life of these contracts was 51.2 months, 60.0 months and 31.2 months as of December 31, 2000, 1999 and 1998. For the years ended December 31, 2000, 1999 and 1998, our company received gross cash flows of $5.7 million, $9.9 million and $3.5 million on our total return swaps, respectively. Additionally during these same periods the company paid cash totaling $5.3 million, $8.3 million, and $2.9 million to the swap counter party. For the years ended December 31, 2000, 1999 and 1998, our company recognized mark to market gains (losses) of ($3.8) million, $197,000 and $171,000 million on our total return swaps, respectively. At December 31, 2000 and 1999, $33.7 million and $18.8 million was outstanding and classified as Trading Securities on the consolidated balance sheet.

   As a part of the Pacifica Partners I LP collateralized loan obligation ("CLO") fund launched by the Company in August 1998, the Company delivered subordinate bonds of approximately $51.3 million into a total rate of return swap with the Canadian Imperial Bank of Commerce ("CIBC"). The provisions of the swap entitle the Company to receive the total return on the subordinate bonds delivered and pay a floating payment of LIBOR plus a weighted average spread of .075% at December 31, 2000. For the years ended December 31, 2000, 1999, and 1998, gross cash flows received on the total return swaps were $9.1 million, $6.8 million, and $567,000, respectively, and gross cash flows paid to the counter party were $4.0 million, $3.4 million, $882,000, respectively. The Company delivered cash and various equity securities to CIBC as collateral for the swap. At December 31, 2000 and 1999, $59.1 million and $38.2 million was outstanding and classified as Trading Securities on the consolidated balance sheet.

   Since all of the outstanding off balance-sheet derivatives are classified as Trading Securities and carried at fair value, the impact of adopting FAS 133 was not material to the Company.

27. Commitments and Contingencies

 Loan Servicing

   As of December 31, 2000 and 1999 the Company was servicing loans and leases for others, directly and through sub-servicing arrangements, totaling approximately $103.0 million and $106.0 million, respectively.

                       IMPERIAL CREDIT INDUSTRIES, INC.

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

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

   We intend to vigorously defend all of the above lawsuits. Management does not anticipate any material financial impact related to pending litigation on the Company's financial condition and results of operations.

                       IMPERIAL CREDIT INDUSTRIES, INC.

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

 Off-Balance Sheet Financial Instruments

   The fair value of lending commitments is estimated using the fees currently charged to enter into similar agreements; such estimated fair value is not material. The fair value of interest rate swaps, forward treasury contracts, and interest rate futures to the extent used by the company is based on quoted market prices. Total rate of return swaps are carried in securities held for trading at their fair value.

                       IMPERIAL CREDIT INDUSTRIES, INC.

   The estimated fair values of the Company's financial instruments at December 31, 2000 and 1999 are as follows:

                                            2000                  1999
                                    --------------------- ---------------------
                                     Carrying  Estimated   Carrying  Estimated
                                      Amount   Fair Value   Amount   Fair Value
                                    ---------- ---------- ---------- ----------
                                                  (In thousands)
Assets:
  Cash............................. $   30,938 $   30,938 $   33,898 $   33,898
  Interest bearing deposits........    183,193    183,193    248,182    248,182
  Investment in Federal Home Loan
   Bank stock......................      4,148      4,148      6,960      6,960
  Securities held for trading......    164,050    164,050    160,805    160,805
  Securities available for sale....     63,684     63,684     74,374     74,374
  Loans and leases held for sale...    386,469    396,865    289,398    289,638
  Loans and leases held for
   investment, net.................  1,122,494  1,122,642  1,223,071  1,222,338
  Retained interest in loan and
   lease securitizations...........      6,330      6,330     10,220     10,220
  Accrued interest receivable......     15,744     15,744      8,272      8,272

Liabilities:
  Deposits......................... $1,632,704 $1,636,622 $1,614,758 $1,613,143
  Borrowings from Federal Home Loan
   Bank............................     65,000     65,000        --         --
  Other borrowings.................     84,118     84,118     74,309     74,309
  Company obligated mandatorily
   redeemable preferred securities
   of subsidiary trust holding
   solely debentures of the company
   ("ROPES').......................     42,885     24,445     61,750     47,717
  Senior notes.....................    176,757     74,022    185,185    144,444
  Accrued interest payable.........     18,992     18,992     18,811     18,811

                        IMPERIAL CREDIT INDUSTRIES, INC.

29. Summary of Quarterly Financial Information (unaudited)

                                               Three Months Ended
                                   --------------------------------------------
                                   March 31  June 30   September 30 December 31
                                   --------  --------  ------------ -----------
                                     (In thousands, except per share data)
2000
  Interest income................. $ 53,360  $ 60,999    $ 57,429    $  53,037
  Net interest income(1)..........   21,107    25,591      20,284       17,630
  Other income(2).................   10,463    27,479       7,655        5,039
  Provision for loan and lease
   losses.........................   24,019    63,156      27,500       66,300
  Other expenses(3)...............   25,466    23,899      33,450       20,222
  Merger expenses.................    9,397       --          --           --
  Net loss........................  (15,923)  (18,779)    (23,998)    (104,626)
  Comprehensive loss..............  (17,881)  (18,995)    (24,185)    (103,963)
  Loss per share:
    Basic......................... $  (0.48) $  (0.58)   $  (0.75)   $   (3.26)
    Diluted....................... $  (0.48) $  (0.58)   $  (0.75)   $   (3.26)
1999
  Interest income................. $ 56,564  $ 48,749    $ 49,478    $  52,648
  Net interest income.............   25,251    20,368      19,082       21,130
  Other income(4).................   17,813   (11,438)     19,297       42,887
  Provision for loan and lease
   losses.........................    2,200    22,255       3,675        7,210
  Other expenses..................   30,788    29,906      25,233       40,673
  Net income (loss)...............    6,762   (25,901)      8,243        8,068
  Comprehensive income (loss).....    7,904   (24,018)      8,595        8,493
  Income (loss) per share:
    Basic......................... $   0.18  $  (0.74)   $   0.25    $    0.24
    Diluted....................... $   0.18  $  (0.74)   $   0.25    $    0.24

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

30. Selected Financial Information of Subsidiaries and Equity Investment

   The following represents summarized financial information with respect to the operations of SPB, a significant wholly-owned subsidiary of ICII.

                                                 Year Ended December 31,
                                             ----------------------------------
Southern Pacific Bank                           2000        1999        1998
---------------------                        ----------  ----------  ----------
                                                      (In thousands)
Total assets................................ $1,844,185  $1,846,992  $1,976,055
Deposits....................................  1,638,083   1,626,153   1,716,688
Borrowings from Federal Home Loan Bank......     65,000         --       20,000
Subordinated debt...........................     42,000      35,000      35,000
Shareholder's equity........................     81,555     169,962     179,022
Interest income.............................    204,647     183,052     197,325
Interest expense............................    115,345      92,162      95,647
Other noninterest income (expense)..........      5,054     (10,033)      2,738
Noninterest expense.........................     50,664      57,202      63,548
Provision for loan and lease losses.........    168,755      31,930      12,500
(Loss) income before taxes..................   (125,063)     (8,275)     28,368
Net (loss) income...........................   (117,636)     (4,969)     16,393
Comprehensive (loss) income.................   (117,407)     (5,316)     16,393

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

                        IMPERIAL CREDIT INDUSTRIES, INC.

                     CONSOLIDATING CONDENSED BALANCE SHEET

                            As of December 31, 1999

                                                      Non-
                                      Guarantor    Guarantor
                              ICII   Subsidiaries Subsidiaries Eliminations Consolidated
                            -------- ------------ ------------ ------------ ------------
                                                   (In thousands)

          ASSETS
          ------

Cash......................  $ 11,110   $  1,382    $   34,852   $ (13,446)   $   33,898
Interest bearing
 deposits.................    35,049        --        213,133         --        248,182
Investments in Federal
 Home Loan Bank stock.....       --         --          6,960         --          6,960
Securities available for
 sale and trading.........    74,827     41,460       132,042     (13,150)      235,179
Loans held for sale.......     1,441     12,300       275,657         --        289,398
Loans held for investment,
 net......................    55,721     17,105     1,211,862     (51,617)    1,233,071
Retained interest in loan
 and lease
 securitizations..........       --      10,220           --          --         10,220
Investment in
 subsidiaries.............   255,024        --            --     (255,024)          --
Goodwill..................    11,778      4,306        18,877         --         34,961
Other assets..............    26,230     12,488        27,300       6,236        72,254
Net assets of discontinued
 operations...............    44,396     (6,904)          --          --         37,492
                            --------   --------    ----------   ---------    ----------
  Total assets............  $515,576   $ 92,357    $1,920,683   $(327,001)   $2,201,615
                            ========   ========    ==========   =========    ==========

     LIABILITIES AND
   SHAREHOLDERS' EQUITY
   ---------------------

Deposits..................  $    --    $  2,050    $1,626,154   $ (13,446)   $1,614,758
Other borrowings..........     7,911      8,456       103,323     (45,381)       74,309
ROPES.....................    63,915     (2,165)          --          --         61,750
Senior notes..............   185,185        --            --          --        185,185
Minority interest in
 consolidated
 subsidiaries.............       103          2           155       2,424         2,684
Other liabilities.........    53,082      4,341           126         --         57,549
                            --------   --------    ----------   ---------    ----------
  Total liabilities.......   310,196     12,684     1,729,758     (56,403)    1,996,235
                            --------   --------    ----------   ---------    ----------
Shareholders' equity:
Preferred stock...........       --      14,150           --      (14,150)          --
Common stock..............    97,220    120,551       110,977    (231,528)       97,220
Retained earnings
 (accumulated deficit)....    98,437    (64,641)       80,295     (15,654)       98,437
Shares held in deferred
 executive compensation
 plan.....................     7,107      7,107           --       (7,107)        7,107
Accumulated other
 comprehensive income
 (loss)......................  2,616      2,506          (347)     (2,159)        2,616
                            --------   --------    ----------   ---------    ----------
  Total shareholders'
   equity.................   205,380     79,673       190,925    (270,598)      205,380
                            --------   --------    ----------   ---------    ----------
  Total liabilities and
   shareholders' equity...  $515,576   $ 92,357    $1,920,683   $(327,001)   $2,201,615
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
                          ========    ========    ==========   =========    ==========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                          Year Ended December 31, 1998

                                                      Non-
                                      Guarantor    Guarantor
                            ICII     Subsidiaries Subsidiaries Eliminations Consolidated
                          ---------  ------------ ------------ ------------ ------------
                                                 (In thousands)
Interest income.........  $  30,082    $ 12,962     $197,209     $ (4,413)   $ 235,840
Interest expense........     30,617       1,131       95,771       (4,413)     123,106
                          ---------    --------     --------     --------    ---------
Net interest (expense)
 income.................       (535)     11,831      101,438          --       112,734
Provision for loan and
 lease losses...........        --        2,950       12,500          --        15,450
                          ---------    --------     --------     --------    ---------
  Net interest (expense)
   income after
   provision for loan
   and lease losses.....       (535)      8,881       88,938          --        97,284
                          ---------    --------     --------     --------    ---------
Gain on sale of loans
 and leases.............         46       4,790       10,052          --        14,888
Asset management fees...        --        7,591          --           --         7,591
Investment banking and
 brokerage fees.........        --          --        18,633         (170)      18,463
Loan servicing (expense)
 income.................       (434)      4,907        7,510          --        11,983
Loss on sale of equity
 securities.............       (179)        (50)        (363)         --          (592)
Equity in net income of
 SPFC...................     12,739         --           --           --        12,739
Equity in net income of
 FMC....................      3,235         --           --           --         3,235
Mark to market on
 securities and loans
 held for sale..........     (4,993)    (11,604)     (25,791)         --       (42,388)
Loss on impairment of
 equity securities......   (120,138)        --           --           --      (120,138)
Dividends received from
 subsidiaries...........     25,410         --           --       (25,410)         --
Other income............        362       1,292       11,464          --        13,118
                          ---------    --------     --------     --------    ---------
   Total other (loss)
    income..............    (83,952)      6,926       21,505      (25,580)     (81,101)
                          ---------    --------     --------     --------    ---------
Personnel expense.......      4,415       9,715       47,506          --        61,636
Amortization of
 servicing rights.......        --         (365)       1,851          --         1,486
Occupancy expense.......      1,267         942        3,541          --         5,750
Net (income) expenses of
 other real estate
 owned..................       (548)        459         (812)         --          (901)
Professional services...      2,897       2,773        5,348         (170)      10,848
Amortization of
 goodwill...............        --        1,084        1,602          --         2,686
Provision for loss on
 loan repurchase........      4,750         --           --           --         4,750
General, administrative
 and other expense......      3,493       4,121       26,967          --        34,581
                          ---------    --------     --------     --------    ---------
   Total expenses.......     16,274      18,729       86,003         (170)     120,836
                          ---------    --------     --------     --------    ---------
(Loss) income from
 continuing operations
 before income taxes,
 minority interest,
 deferred inter- company
 expense and
 extraordinary item.....   (100,761)     (2,922)      24,440      (25,410)    (104,653)
Income taxes............    (55,061)       (981)      11,978          --       (44,064)
Minority interest in
 (loss) income of
 consolidated
 subsidiaries...........     (1,552)         88           22          (22)      (1,464)
                          ---------    --------     --------     --------    ---------
(Loss) income from
 continuing operations
 before equity in
 undistributed income of
 subsidiaries...........    (44,148)     (2,029)      12,440      (25,388)     (59,125)
Equity in undistributed
 (loss) income of
 subsidiaries...........    (29,485)        --           --        29,485          --
                          ---------    --------     --------     --------    ---------
(Loss) income from
 continuing operations..    (73,633)     (2,029)      12,440        4,097      (59,125)
Loss from discontinued
 operations.............        --       (3,232)         --           --        (3,232)
Loss on disposal of
 AMN....................        --      (11,276)         --           --       (11,276)
                          ---------    --------     --------     --------    ---------
Net (loss) income.......  $ (73,633)   $(16,537)    $ 12,440     $  4,097    $ (73,633)
                          =========    ========     ========     ========    =========

                        IMPERIAL CREDIT INDUSTRIES, INC.

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                          Year Ended December 31, 1998

                                                    Non-
                                    Guarantor    Guarantor
                           ICII    Subsidiaries Subsidiaries Eliminations Consolidated
                         --------  ------------ ------------ ------------ ------------
                                                (In thousands)
Net cash (used in)
 provided by operating
 activities............. $(50,644)   $(27,150)   $  39,006     $  1,653    $ (37,135)
                         --------    --------    ---------     --------    ---------
Cash flows from
 investing activities:
  Net change in interest
   bearing deposits.....   29,109         726       72,488          --       102,323
  Purchase of securities
   available for sale...  (16,651)       (900)         --           --       (17,551)
  Sale of securities
   available for sale...      --        8,818          --           --         8,818
  Net change loans held
   for investment.......   10,884      15,738     (303,251)         --      (276,629)
  Proceeds of sale of
   OREO.................    2,558       9,360        1,825          --        13,743
  Proceeds of sales of
   IMH stock............      867         --           --           --           867
  Purchases of premises
   and equipment........   (1,721)       (671)      (5,441)         --        (7,833)
  Redemption of FHLB
   stock................      --          --         1,280          --         1,280
  Net change in
   investment in
   subsidiaries.........    4,591         --           --        (4,591)         --
                         --------    --------    ---------     --------    ---------
Net cash provided by
 (used in) investing
 activities.............   29,637      33,071     (233,099)      (4,591)    (174,982)
                         --------    --------    ---------     --------    ---------
Cash flows from
 financing activities:
  Net change in
   deposits.............      --          --       523,924       31,382      555,306
  Advances from Federal
   Home Loan Bank.......      --          --        44,500          --        44,500
  Repayments of advances
   from Federal Home
   Loan Bank............      --          --       (69,500)         --       (69,500)
  Net change in other
   borrowings...........   19,261     (15,153)     (47,911)       1,232      (42,571)
  Capital contributions
   from ICII............   (4,332)      4,332          --           --           --
  Dividends paid to
   ICII.................   20,915     (16,915)      (4,000)         --           --
  Proceeds from exercise
   of stock options.....    1,037         --           --           --         1,037
  Net change in minority
   interest.............   (1,574)       (111)          22        1,706           43
  Repurchase and
   retirement of stock..  (24,305)        --           --           --       (24,305)
                         --------    --------    ---------     --------    ---------
Net cash provided by
 (used in) financing
 activities.............   11,002     (27,847)     447,035       34,320      464,510
                         --------    --------    ---------     --------    ---------
  Net change in cash....  (10,005)    (21,926)     252,942       31,382      252,393
  Cash at beginning of
   period...............   13,229      22,651       43,317      (33,818)      45,379
                         --------    --------    ---------     --------    ---------
  Cash at end of
   period............... $  3,224    $    725    $ 296,259     $ (2,436)   $ 297,772
                         ========    ========    =========     ========    =========

                        IMPERIAL CREDIT INDUSTRIES, INC.

32. Imperial Credit Industries, Inc. (Parent Company Only)

                            CONDENSED BALANCE SHEETS

                                                    December 31,
                                                  ------------------
                                                    2000      1999
                                                  --------  --------
                                                         (In thousands)
                     ASSETS
                     ------
Cash............................................  $  2,975  $ 11,110
Interest bearing deposits.......................    12,965    35,049
Securities available for sale...................    22,130    41,365
Trading securities..............................    18,248    33,462
Loans held for sale.............................       885     1,441
Loans held for investment, net..................    51,888    55,721
Premises and equipment, net.....................     1,327     1,846
Other real estate owned, net....................       --        187
Investment in subsidiaries......................   116,576   255,024
Accrued interest on loans.......................     2,728     2,135
Goodwill........................................    16,154    11,778
Other assets....................................    15,974    22,062
Net assets of discontinued operations...........    29,753    44,396
                                                  --------  --------
    Total assets................................  $291,603  $515,576
                                                  ========  ========
      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
Other borrowings................................  $  1,220  $  7,911
Company obligated mandatorily redeemable
 preferred securities of subsidiary trust
 holding solely debentures of the company
 ("ROPES")......................................    44,211    63,915
Senior Notes....................................   176,757   185,185
Minority interest in consolidated subsidiaries..                 103
Other liabilities...............................    29,973    53,082
                                                  --------  --------
    Total liabilities...........................   252,161   310,196
                                                  --------  --------
Shareholders' equity:
  Common stock, no par value, authorized
   80,000,000 shares; 32,096,361 and 33,198,661
   shares issued and outstanding at December 31,
   2000 and 1999, respectively..................    97,668    97,220
  (Accumulated deficit) retained earnings.......   (64,889)   98,437
  Shares held in deferred executive compensation
   plan.........................................     5,745     7,107
  Accumulated other comprehensive income--
   unrealized gain (loss) on securities
   available for sale, net......................       918     2,616
                                                  --------  --------
    Total shareholders' equity..................    39,442   205,380
                                                  --------  --------
    Total liabilities and shareholders' equity..  $291,603  $515,576
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

                       IMPERIAL CREDIT INDUSTRIES, INC.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information with respect to the directors and executive officers of the Company.

             Name            Age                     Position with Company
             ----            ---                     ---------------------
   H. Wayne Snavely(1)(4)..   59 Chairman of the Board, President and Chief Executive Officer

   Brad S. Plantiko(1)(4)..   45 Executive Vice President, Chief Financial Officer and Director

   Irwin L. Gubman(1)......   58 General Counsel and Secretary

   Paul B. Lasiter(4)......   34 Senior Vice President and Controller

   Stephen J. Shugerman....   53 Director

   Robert S.
    Muehlenbeck(2).........   53 Director

   Perry A. Lerner(2)(3)...   57 Director

   James P. Staes(3).......   62 Director

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

                          SUMMARY COMPENSATION TABLE

                                                                    Long Term
                           Annual Compensation                     Compensation
                         ------------------------                     Awards
   Name and Principal    Fiscal                      Other Annual    Options
        Position          Year   Salary   Bonus      Compensation    Granted
   ------------------    ------ -------- --------    ------------  ------------
H. Wayne Snavely........  2000  $500,000 $500,000(7)   $24,767(1)        --
  President, Chief
   Executive Officer and  1999   500,000  500,000       76,558(1)    150,000(2)
  Chairman                1998   502,114      --        78,640(1)        --

Brad S. Plantiko........  2000  $335,571 $300,000(7)   $14,151(3)        --
  Executive Vice
   President and Chief
   Financial              1999   175,000  225,471       63,828(3)    100,000(2)
  Officer                 1998    77,403   99,519       55,815(3)     84,000(2)

Irwin L. Gubman.........  2000  $250,000 $300,000(7)   $15,851(4)        --
  General Counsel and
   Secretary              1999   210,385  100,000       64,703(4)    100,000(2)
                          1998   201,532  125,000       18,557(4)     26,800(2)

John C. Getzelman.......  2000  $205,573 $    --       $13,469(5)        --
  President, Southern
   Pacific Bank           1999   196,285  100,000       16,614(5)     50,000(2)
                          1998    15,385      --           923(5)     50,000(2)

Scott B. Sampson........  2000  $300,000 $    --       $10,700(6)        --
  President, the Coast
   Business Credit
   division               1999   300,000  391,000       10,228(6)        --
  Of Southern Pacific
   Bank                   1998   227,302  471,404       13,517(6)     67,000(2)

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

   Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                                   Number of
                                                 Number of     Unexercised Senior
                                                Unexercised    Management Options
                                               Options at FY-          at
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
H. Wayne Snavely........      --        --    340,000/210,000      917,052/--               $--/$--
Brad S. Plantiko........      --        --     43,600/140,400           --/--                --/ --
Irwin L. Gubman.........      --        --     86,720/140,080           --/--                --/ --
John C. Getzelman.......      --        --         --/--                --/--                --/ --
Scott B. Sampson........      --        --     26,800/--                --/--                --/ --

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

   The change in the composition of the Company's Board of Directors as a result of the recapitalization transaction will trigger the Executive's rights to be covered under the termination protection agreement for the following 36 months, including receipt of all benefits if terminated during that period without cause or by the Executive for "good reason" as defined in their agreements. In addition, the Executive may terminate employment for any reason during the 13th month following a change in control, and the Executive would be entitled to receive all benefits under the agreement. No agreement has been negotiated with any of these Executives to waive any provision of his termination protection agreement.

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

Relationships with ICCMIC

 ICCMIC Management Agreement

   On October 20, 1997, ICCMIC entered into a management agreement (the "ICCMIC Management Agreement") with Imperial Credit Commercial Asset Management Corporation ("ICCAMC"), a wholly-owned subsidiary of ICII, for an initial term expiring on October 20, 1999. Mr. Snavely is the Chairman of ICCMIC's board of directors. On July 23, 1999, we announced the signing of a definitive merger agreement by which a wholly owned subsidiary of ours would acquire all of the outstanding shares of ICCMIC (consisting of the 25,930,000 shares not already owned by us and certain of our affiliates and subsidiaries) for a cash purchase price of $11.50 per share. (See--Item 8, "Notes to Consolidated Financial Statements--
Note 2) for further information).

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

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
 10.44   Amended Termination Protection Agreement, effective January 27, 1999, by and between Registrant and Brad S. Plantlike which supercedes exhibit 10.30.##

 11      Statement Regarding Computation of Earnings Per Share.####

 20.1.1  Master Recapitalization Agreement, dated March 29, 2001.####

 20.1.2  Exchange Note Registration Rights, dated March 29, 2001.####

 20.1.3  Form of Senior Note Secured, dated March 29, 2001.####

 20.1.4  Collateral Agency and Security Agreement, date March 29, 2001.####

 21      Subsidiaries of Registrant.####

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

*** Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

+ Incorporated by reference to Imperial Credit Commercial Mortgage Investment Corp.'s Form 10-Q for the quarter ended September 30, 1997.

## Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

### Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

#### Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

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