Form 10-K/A
period 2000-12-31
IMPERIAL CREDIT INDUSTRIES INC
filed 2001-06-14
CIK 883811

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K / A

                                Amendment No. 2
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________  to _________________


                        Commission File Number: 0-19861

                        IMPERIAL CREDIT INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

                 California                       95-405479
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

              DOCUMENTS INCORPORATED BY REFERENCE (not applicable)



================================================================================

                                Explanatory Note

    This Amendment No.2 on Form 10-K/A is being filed solely to amend the Annual Report on Form 10-K/A, filed on June 11, 2001 on behalf of Imperial Credit Industries, Inc. (the "Original Form 10-K/A"), by adding the following inadvertently omitted signature page. The signature page of the Original Form 10-K/A is replaced in its entirety to read as follows:


                                   "SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Imperial Credit Industries, Inc.


                                              By:/s/   H. Wayne Snavely
                                              ----------------------------------
                                                       H. Wayne Snavely
                                                Chairman of the Board, President
                                                  and Chief Executive Officer

Date: June 11, 2001"

                          ___________________________

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Imperial Credit Industries, Inc.


                                              By:/s/   H. Wayne Snavely
                                              ----------------------------------
                                                     H. Wayne Snavely
                                               Chairman of the Board, President
                                                  and Chief Executive Officer

Date: June 12, 2001