Form 10-Q
period 2001-06-30
IMPERIAL CREDIT INDUSTRIES INC
filed 2001-08-14
CIK 883811

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001
                 --------------------------------------------

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

                                   Yes  [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

           Class                           Shares Outstanding at July 31, 2001
           -----                           -----------------------------------
  Common Stock, no par value                            40,880,798

================================================================================

                       IMPERIAL CREDIT INDUSTRIES, INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS
                        PART I -- FINANCIAL INFORMATION
                        -------------------------------


Item 1.    Financial Statements                                                                               Page
           --------------------                                                                               ----
           Consolidated Balance Sheets - June 30, 2001 and December 31, 2000...........................        3
           Consolidated Statements of Operations and Comprehensive Loss - Three and
             Six Months Ended June 30, 2001 and 2000...................................................        4
           Consolidated Statements of Cash Flows - Six Months Ended June 30, 2001 and 2000.............        5
           Consolidated Statement of Changes in Shareholders' Equity-Six Months
             Ended June 30, 2001.......................................................................        6
           Notes to Consolidated Financial Statements..................................................        7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......       16
           --------------------------------------------------------------------------------------------

Item 3.    Quantitative and Qualitative Disclosures about Market Risk..................................       33
           --------------------------------------------------------------------------------------------

                                           PART II - OTHER INFORMATION
                                           ---------------------------

Item 1.    Legal Proceedings...........................................................................    33-34
Item 2.    Changes in Securities.......................................................................       34
Item 3.    Defaults Upon Senior Securities.............................................................       35
Item 4.    Submission of Matters to a Vote of Security Holders.........................................       35
Item 5.    Other Information...........................................................................       35
Item 6.    Exhibits and Reports on Form 8-K............................................................       35
           Signatures..................................................................................       36

Forward Looking Statements

     Certain statements contained herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27 of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as "may," "will," "intend," "should," "expect," "anticipate," "estimate" or "continue" or the negatives thereof or other comparable terminology. Our actual results could differ materially from those anticipated in such forward-looking statements due to a variety of factors. These factors include but are not limited to: the demand for our products; competitive factors in the businesses in which we compete; adverse changes in the securities markets; inflation and changes in the interest rate environment that reduce margins or the fair value of financial instruments; changes in national, regional or local business conditions or economic environments; government fiscal and monetary policies; legislative or regulatory changes that affect our business; factors inherent in the valuation and pricing of commercial loans; other factors generally understood to affect the value of commercial loans and commercial real estate; and the other risks detailed in our Form 8-K dated May 9, 2001 as filed with the Securities and Exchange Commission (the "SEC"); periodic reports on Forms 10-Q, 8-K and 10-K and any amendments with respect thereto filed with the SEC; and other filings made by our company with the SEC.

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                        IMPERIAL CREDIT INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (unaudited)

                                                                                                    June 30,    December 31,
                                                                                                      2001          2000
                                                                                                   ----------   ------------
                                      ASSETS
Cash.............................................................................................  $  140,495     $   30,938
Interest bearing deposits........................................................................      16,874        183,193
Investment in Federal Home Loan Bank stock.......................................................       4,350          4,148
Securities held for trading, at market...........................................................     106,617        164,050
Securities available for sale, at market.........................................................      50,738         63,684
Loans and leases held for sale, net..............................................................     371,765        386,469
Loans and leases held for investment, net of unearned income and deferred loan fees..............   1,140,719      1,186,119
   less: allowance for loan and lease losses.....................................................     (55,050)       (63,625)
                                                                                                   ----------     ----------
Loans held for investment, net...................................................................   1,085,669      1,122,494

Real property....................................................................................      35,848         53,840
Retained interest in loan and lease securitizations..............................................       3,693          6,330
Accrued interest receivable......................................................................      11,821         15,744
Premises and equipment, net......................................................................       8,651          9,791
Other real estate owned and other repossessed assets, net........................................      13,175          8,778
Goodwill.........................................................................................      30,960         32,330
Other assets.....................................................................................      26,281         28,158
Net assets of discontinued operations............................................................      10,905         17,630
                                                                                                   ----------     ----------
       Total assets..............................................................................  $1,917,842     $2,127,577
                                                                                                   ==========     ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits.........................................................................................  $1,512,734     $1,632,704
Company obligated mandatorily redeemable preferred securities of
   subsidiary trust holding solely debentures of the company ("ROPES")...........................       1,040         42,885
Borrowings from Federal Home Loan Bank...........................................................      55,000         65,000
Senior secured notes.............................................................................      16,200             --
Senior secured convertible notes.................................................................      10,000             --
Exchange notes...................................................................................     171,111             --
Senior notes.....................................................................................      28,984        176,757
Other borrowings.................................................................................      27,168         84,118
Accrued interest payable.........................................................................      19,169         18,992
Accrued income taxes payable.....................................................................      29,868         20,522
Minority interest in consolidated subsidiaries...................................................       1,116          1,116
Goodwill.........................................................................................      20,721         23,797
Other liabilities................................................................................      13,362         22,244
                                                                                                   ----------     ----------
       Total liabilities.........................................................................   1,906,473      2,088,135
                                                                                                   ----------     ----------

Shareholders' equity:
Preferred stock, 8,000,000 shares authorized; none issued or outstanding.........................          --             --
Common stock, no par value. Authorized 80,000,000 shares; 40,880,798 and 32,096,361 shares
     issued and outstanding at June 30, 2001 and December 31, 2000, respectively.................     110,068         97,668
Accumulated deficit..............................................................................    (104,400)       (64,889)
Shares held in deferred executive compensation plan..............................................       5,500          5,745
Accumulated other comprehensive income-unrealized gain on securities available for sale, net.....         201            918
                                                                                                   ----------     ----------
   Total shareholders' equity....................................................................      11,369         39,442
                                                                                                   ----------     ----------
   Total liabilities and shareholders' equity....................................................  $1,917,842     $2,127,577
                                                                                                   ==========     ==========

          See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                 (Dollars in thousands, except per share data)
                                  (unaudited)

                                                                                Three Months Ended      Six Months Ended
                                                                                     June 30,               June 30,
                                                                               ---------------------  ---------------------
                                                                                  2001       2000        2001       2000
                                                                                --------   --------    --------   --------
Interest Income:
  Interest on loans and leases...............................................   $ 39,910   $ 52,604    $ 83,165   $ 98,005
  Interest on investments....................................................      3,389      7,771       8,409     15,116
  Interest on other finance activities.......................................        138        624         469      1,238
                                                                                --------   --------    --------   --------
   Total interest income.....................................................     43,437     60,999      92,043    114,359
                                                                                --------   --------    --------   --------
Interest Expense:
  Interest on deposits.......................................................     24,602     27,051      51,191     51,344
  Interest on other borrowings...............................................        977      2,340       2,679      3,922
  Interest on long term debt.................................................      6,474      6,017      12,213     12,395
                                                                                --------   --------    --------   --------
   Total interest expense....................................................     32,053     35,408      66,083     67,661
                                                                                --------   --------    --------   --------
   Net interest income.......................................................     11,384     25,591      25,960     46,698
  Provision for loan and lease losses........................................     26,700     63,156      31,325     87,175
                                                                                --------   --------    --------   --------
   Net interest expense after provision for loan and lease losses............    (15,316)   (37,565)     (5,365)   (40,477)
Fee and Other Income:
  Gain on sale of loans and leases...........................................        394        220         496        353
  Asset management fees......................................................        652        777       1,494      1,639
  Investment banking and brokerage fees......................................         --      7,154          --     14,808
  Loan servicing income......................................................      1,785      1,453       3,154      2,979
  Gain on sale of securities.................................................      3,017     13,533       3,147     12,931
  Equity in net income of Imperial Capital Group.............................         --         --         912         --
  Loss on impairment of securities...........................................     (1,206)        --      (1,206)        --
  Mark-to-market losses on trading securities and loans held for sale........     (2,316)    (1,960)     (4,138)    (3,734)
  Rental income..............................................................      1,390      2,591       3,302      2,711
  Other income...............................................................      2,267      3,711       4,917      6,255
                                                                                --------   --------    --------   --------
   Total fee and other income................................................      5,983     27,479      12,078     37,942
                                                                                --------   --------    --------   --------
Noninterest Expenses:
  Personnel expense..........................................................      6,964     12,336      13,791     24,255
  Commission expense.........................................................        454      1,393         941      4,146
  Amortization of servicing rights...........................................         93        142         199        278
  Occupancy expense..........................................................      1,066      1,548       2,099      2,898
  Net expenses of other real estate owned....................................         66        469         158      1,025
  Legal and professional services............................................      2,133      1,440       3,632      2,830
  Legal settlements (recoveries).............................................        371       (129)        371       (115)
  Collection costs...........................................................      1,417        345       3,079        828
  Telephone and other communications.........................................        340        779         703      1,650
  Amortization of goodwill, net..............................................       (696)    (1,290)     (1,418)      (659)
  Real property expense......................................................        535      1,463       1,449      1,481
  General and administrative expense.........................................      4,573      5,403       8,431     10,748
                                                                                --------   --------    --------   --------
   Noninterest expenses......................................................     17,316     23,899      33,435     49,365
  Acquisition costs..........................................................         --         --          --      9,397
                                                                                --------   --------    --------   --------
   Total expenses............................................................     17,316     23,899      33,435     58,762
                                                                                --------   --------    --------   --------
  Loss from continuing operations before income taxes,
   minority interest and extraordinary item..................................    (26,649)   (33,985)    (26,722)   (61,297)
  Income taxes...............................................................     10,021    (14,579)     10,021    (25,414)
  Minority interest in income of consolidated subsidiaries...................         32        519          65        912
                                                                                --------   --------    --------   --------
  Loss from continuing operations before extraordinary item..................    (36,702)   (19,925)    (36,808)   (36,795)
  Operating losses from discontinued operations of AMN,
   net of income taxes.......................................................       (961)        --      (1,161)        --
                                                                                --------   --------    --------   --------
  Loss before extraordinary item.............................................    (37,663)   (19,925)    (37,969)   (36,795)
  Extraordinary item--(Loss) gain on early extinguishment of debt,
   net of income taxes.......................................................     (2,160)     1,146      (1,542)     2,093
                                                                                --------   --------    --------   --------
   Net loss..................................................................   $(39,823)  $(18,779)   $(39,511)  $(34,702)
                                                                                ========   ========    ========   ========
Comprehensive loss:
  Other comprehensive loss, net..............................................     (1,035)      (216)       (717)    (2,174)
                                                                                --------   --------    --------   --------
   Comprehensive loss........................................................   $(40,858)  $(18,995)   $(40,228)  $(36,876)
                                                                                ========   ========    ========   ========
Basic loss per share:
  Loss from continuing operations............................................   $  (1.13)  $  (0.61)   $  (1.14)  $  (1.11)
  Operating loss from discontinued operations, net of income taxes...........      (0.03)        --       (0.04)        --
  Extraordinary item--(Loss) gain on early extinguishment of debt,
   net of income taxes.......................................................      (0.07)      0.03       (0.05)      0.06
                                                                                --------   --------    --------   --------
   Net loss per common share.................................................   $  (1.23)  $  (0.58)   $  (1.23)  $  (1.05)
                                                                                ========   ========    ========   ========
Diluted loss per share:
  Loss from continuing operations............................................   $  (1.13)  $  (0.61)   $  (1.14)  $  (1.11)
  Operating loss from discontinued operations, net of income taxes...........      (0.03)        --       (0.04)        --
Extraordinary item--(Loss) gain on early extinguishment of debt,
  net of income taxes........................................................      (0.07)      0.03       (0.05)      0.06
                                                                                --------   --------    --------   --------
Net loss per common share....................................................   $  (1.23)  $  (0.58)   $  (1.23)  $  (1.05)
                                                                                ========   ========    ========   ========

          See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                        Six Months Ended June 30,
                                                                                                            2001          2000
                                                                                                        ----------     ----------
                                                                                                            (In thousands)
Cash flows from operating activities:
 Loss from continuing operations before extraordinary item............................................  $  (36,808)    $  (36,795)
 Adjustments to reconcile net loss from continuing operations before extraordinary item to net cash provided by (used in) operating activities:
  Provision for loan and lease losses.................................................................      31,325         87,175
  Mark-to-market on trading securities and loans held for sale........................................       4,138          3,734
  Depreciation........................................................................................       2,813            661
  Amortization of goodwill............................................................................      (1,418)          (659)
  Amortization of servicing rights....................................................................         199            278
  Accretion of discount...............................................................................      (1,930)        (2,802)
  Gain on sale of loans and leases....................................................................        (496)          (353)
  Equity in net income of ICG.........................................................................        (912)            --
  Gain on sale of securities..........................................................................      (3,147)       (12,931)
  Loss on sale of OREO................................................................................          89             --
  Writedowns of OREO..................................................................................         284            915
  Originations of loans held for sale.................................................................    (121,619)      (202,392)
  Sales and collections on loans held for sale........................................................     141,546        104,259
  Purchase of trading securities......................................................................          --        (44,081)
  Sales and collections of trading securities.........................................................      62,630          7,356
  Sales and collections of real property..............................................................      24,178            515
  Purchases of real property..........................................................................      (8,609)            --
  Net change in retained interest in loan and lease securitizations...................................       2,003          2,231
  Other, net..........................................................................................      14,879        (25,566)
                                                                                                        ----------     ----------
 Net cash provided by (used in) operating activities..................................................     109,145       (118,455)
                                                                                                        ----------     ----------
 Cash flows from investing activities:
  Net decrease in interest bearing deposits............................................................    166,319        145,250
  Purchases of securities available for sale...........................................................     (5,162)       (51,953)
  Proceeds from sale of securities available for sale..................................................     15,974         20,910
  Net change in loans held for investment..............................................................     (3,583)      (165,006)
  Net cash received from ICCMIC acquisition............................................................         --         11,524
  Proceeds from sale of AFG stock......................................................................         --         21,610
  Redemption of stock in Federal Home Loan Bank........................................................         --          3,179
  Proceeds from sale of other real estate owned........................................................      3,077          4,451
  Purchase of other real estate owned and repossessed assets...........................................     (4,351)          (287)
  Purchases of premises and equipment..................................................................     (1,142)        (2,083)
                                                                                                        ----------     ----------
 Net cash provided (used) by investing activities......................................................    171,132        (12,405)
                                                                                                        ----------     ----------
 Cash flows from financing activities:
  Net (decrease) increase in deposits..................................................................   (119,970)       211,749
  Advances from Federal Home Loan Bank.................................................................     75,000         30,000
  Repayments of advances from Federal Home Loan Bank...................................................    (85,000)            --
  Net change in other borrowings.......................................................................    (56,950)           763
  Repurchase of Senior Notes...........................................................................         --         (6,371)
  Repurchase of company obligated mandatorily redeemable preferred securities
    of subsidiary trust holding solely debentures of the company ("ROPES").............................         --        (12,000)
  Issuance of Senior secured notes.....................................................................     16,200             --
  Repurchase and retirement of common stock............................................................         --         (3,092)
  Net change in minority interest......................................................................         --            923
  Proceeds from exercise of stock options..............................................................         --             43
  Other, net...........................................................................................         --           (304)
                                                                                                        ----------     ----------
 Net cash (used in) provided by financing activities...................................................   (170,720)       221,711
                                                                                                        ----------     ----------
 Net change in cash....................................................................................    109,557         90,851
 Cash at beginning of period...........................................................................     30,938         33,898
                                                                                                        ----------     ----------
 Cash at end of period................................................................................. $  140,495     $  124,749
                                                                                                        ==========     ==========
Significant non-cash activities:
 Reduction of ICG note receivable in non-cash exchange of repurchase of ROPES.......................... $    1,210     $       --
 Increase on Exchange Notes from debt exchange.........................................................    171,111             --
 Decrease in ROPES and Senior Notes from debt exchange.................................................   (189,618)            --
 Exchange of securities for secured convertible notes..................................................     10,000             --
 Loans transferred from held for investment to held for sale...........................................      5,000             --
 Debt forgiveness on sale of ICG.......................................................................      4,000             --
 Issuance of stock and warrants in debt exchange.......................................................     12,155             --

          See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT INDUSTRIES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                (In thousands)
                                  (unaudited)

                                                                                                        Shares Held in
                                                                                                           Deferred
                                                             Number of                                     Executive
                                                              Shares        Common     (Accumulated      Compensation
                                                            Outstanding     Stock        Deficit)             Plan
                                                            ----------    ---------    ------------     --------------
Balance, December 31, 2000................................       32,096     $ 97,668     $ (64,889)           $5,745
Stock and warrants issued in debt exchange................        8,785       12,155            --                --
Stock held in deferred executive compensation plan........           --          245            --              (245)
Unrealized loss on securities available for
 sale, net................................................           --           --            --                --
Net loss for the six-months ended June 30, 2001...........           --           --       (39,511)               --
                                                                 ------     --------     ---------            ------
Balance, June 30, 2001....................................       40,881     $110,068     $(104,400)           $5,500
                                                                 ======     ========     =========            ======

                                                            Accumulated Other        Total
                                                              Comprehensive       Shareholders'
                                                                  Income             Equity
                                                            -----------------     -------------
Balance, December 31, 2000................................           $ 918            $ 39,442
Stock and warrants issued in debt exchange................              --              12,155
Stock held in deferred executive compensation plan........              --                  --
Unrealized loss on securities available for
 sale, net................................................            (717)               (717)
Net loss for the six-months ended June 30, 2001...........              --             (39,511)
                                                                     -----            --------
Balance, June 30, 2001....................................           $ 201            $ 11,369
                                                                     =====            ========

          See accompanying notes to consolidated financial statements

                        IMPERIAL CREDIT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Organization

     Imperial Credit Industries, Inc., is a diversified commercial and real estate lending and financial services holding company that was incorporated in 1991 in the State of California. The consolidated financial statements include Imperial Credit Industries, Inc. ("ICII"), and its wholly-owned consolidated subsidiaries (collectively, the "Company"). The wholly-owned subsidiaries include but are not limited to Southern Pacific Bank ("SPB" or the "Bank"), Imperial Business Credit Inc. ("IBC"), and Imperial Credit Asset Management, Inc. ("ICAM"). All material inter-company balances and transactions with consolidated subsidiaries have been eliminated.

2.   Basis of Presentation

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2000. The deconsolidation of Imperial Capital Group ("ICG") in the fourth quarter of 2000 affects the comparability of financial statements for the periods presented.

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

3.   Loss Per Share Information

     The following table reconciles the number of shares used in the computations of basic and diluted loss per share for the three and six months ended June 30, 2001 and 2000:

                                                                             For the                     For the
                                                                       Three Months Ended           Six Months Ended
                                                                            June 30,                     June 30,
                                                                     ----------------------      ----------------------
                                                                        2001          2000          2001          2000
                                                                     ----------    ----------    ----------    ----------
Weighted-average common shares outstanding used to compute
 basic and diluted loss per share..................................  32,385,958    32,883,562    32,241,959    33,047,705

                        IMPERIAL CREDIT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

4.   Recent Accounting Pronouncements

     In July 2001, the FASB issued Statement No. 141, "Business Combinations" (SFAS 141), and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS
142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria for intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

     The Company is required to adopt the provisions of Statement 141
immediately, and Statement 142 effective January 1, 2002.   Furthermore, any
goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both
of which would be measured as of the date of adoption.   This second step is
required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     And finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $29.6 million, and unamortized negative goodwill in the amount of $18.0 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was ($1.4) million and $1.4 million for the six months ended June 30, 2001 and the year ended December 31, 2000, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

                        IMPERIAL CREDIT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

5.    Trading Securities

     The following table provides a summary of trading securities as of June 30, 2001 and December 31, 2000:

                                                                                      June 30,         December 31,
                                                                                       2001               2000
                                                                                     --------          -----------
                                                                                              (In thousands)
U.S. Treasury Securities.........................................................    $     --           $ 39,438
FLRT 1996-A interest-only securities.............................................         985              3,971
SPTL 1997 C-1 interest-only securities...........................................       2,786              4,457
SPTL 1996 C-1 subordinate bonds..................................................          --             11,995
SPTL 1996 C-1 interest-only securities...........................................          --              1,591
IBC 1997-2 B-1 and C-1 securities................................................       6,392              8,978
Commercial mortgage-backed securities............................................         469                489
Investment in total return swap--Pacifica Partners I LP..........................      55,744             59,129
Investment in total return swap--syndicated loans................................      32,287             33,667
Other............................................................................       7,954                335
                                                                                     --------           --------
     Total trading securities....................................................    $106,617           $164,050
                                                                                     ========           ========

6.   Securities Available for Sale

     The following table provides a summary of securities available for sale as of June 30, 2001 and December 31, 2000:

                                                                                      June 30,         December 31,
                                                                                        2001               2000
                                                                                      -------          -----------
                                                                                           (In thousands)
Cambria Investment Partnership...................................................     $ 4,300            $ 6,369
Avalon total return fund.........................................................          26                362
U.S. Government and Federal Agency Obligations...................................      43,690             53,786
Other............................................................................       2,722              3,167
                                                                                      -------            -------
     Total securities available for sale.........................................     $50,738            $63,684
                                                                                      =======            =======

7.   Loan and Lease Commitments

     At June 30, 2001, our consolidated lending commitments for Coast Business Credit ("CBC"), the Loan Participation and Investment Group ("LPIG"), the Lewis Horwitz Organization ("LHO"), and Imperial Warehouse Finance, ("IWF") were as follows:

                                                                    Commitment            Funded             Unfunded
Type of Lending Commitment                                            Amount              Amount            Commitment
--------------------------                                          ----------          ----------          ----------
                                                                                        (In thousands)
Loan and line commitments.......................................    $1,624,405          $  961,093            $663,312
Standby letters of credits......................................        76,084              38,442              37,642
Commercial letters of credits...................................         1,167                 915                 252
                                                                    ----------          ----------            --------
   Total commitments............................................    $1,701,656          $1,000,450            $701,206
                                                                    ==========          ==========            ========

                        IMPERIAL CREDIT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

8.   Loans and Leases Held for Sale

     Loans and leases held for sale consisted of the following:

                                                                                   June 30,          December 31,
                                                                                     2001                2000
                                                                                   --------          ------------
                                                                                            (In thousands)
Loans secured by real estate:
   One-to-four family.........................................................     $  3,006            $  5,184
   Multifamily and commercial.................................................      365,153             376,116
                                                                                   --------            --------
                                                                                    368,159             381,300

   Installment loans..........................................................        3,606               5,169
                                                                                   --------            --------
        Total loans and leases held for sale..................................     $371,765            $386,469
                                                                                   ========            ========

   The lower of cost or market reserve for loans held for sale was $512,000 at June 30, 2001 and December 31, 2000.


9.  Senior Secured Notes and Recapitalization Plan

     The Company successfully completed an exchange offer for its outstanding senior notes. As of the close of the exchange offer on June 28, 2001, $39,995,000 of the total outstanding $41,035,000 of Remarketed Redeemable Par Securities, Series B of the Imperial Credit Capital Trust I, due in June 2002, $144,352,000 of the total of $165,939,000 of 9.875% Series B Senior Notes due January, 2007 and $3,468,000 of the total outstanding $10,932,000 of 9.75% Senior Notes due January 2004, were validly tendered. The exchange offer reduced the principal balance of the Company's senior debt by a total of $60,323,000 and completes the second phase of a three phase financial restructuring at ICII. As part of the debt exchange offer, the Company issued 8,784,437 shares of common stock and 6,105,544 warrants to acquire shares of common stock at an exercise price of $2.15 per share on June 28, 2001. The third phase of the restructuring includes the issuance of up to $20.0 million of secured convertible notes. The majority of the proceeds of the convertible note issuance will be invested as additional capital into Southern Pacific Bank. The third phase of the restructuring is expected to be completed during the month of August 2001. As of June 30, 2001, $10.0 million of new convertible notes had been issued by the Company. The convertible debt is convertible into common stock of our company at $1.25 per share.

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

    As a result of the significant discount on the Company's notes tendered in the exchange offer, the Company accounted for the debt exchange in accordance with Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS No. 15"). Under SFAS No. 15, the Company recorded the fair value of equity issued and established a total liability relating to the notes issued in the debt exchange ("the Exchange Notes") equal to the aggregate principal amount of the Exchange Notes plus all interest payable over the term of the Exchange Notes less the discount on the exchange offer, while the carrying values of the notes tendered in the exchange have been removed. As such, the Company established a total liability related to Exchange Notes of $171.1 million representing the principal balance of the Exchange Notes of $127.5 million, plus accrued interest over the life of the Exchange Notes of $61.1 million, and less a discount on the debt exchange of $17.5 million. Under SFAS No. 15, the Company will not record interest expense in future periods for the cash interest required to be paid to the Exchange Note holders. All future cash interest payments on the Exchange Notes will reduce the $61.1 million accrued liability referred to above. The Company will recognize interest expense related to the amortization of the discount on the debt exchange of approximately $5.0 million annually. (See Note 10)

    The detail of debt is as follows:

                                                                          At June 30,   At December 31,
                                                                              2001           2000
                                                                              ----           ----
Face amount of 10.25% Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures
 of the Company ("ROPES") due June 2002................................   $  1,040      $ 42,885
 Face amount of 12% Senior Secured Notes due June 2002.................     16,200            --
 Face amount of 12% Secured Convertible Notes due July 2005............     10,000            --
 Face amount of 12% Exchange Notes due June 2005.......................    127,479            --
 Face amount of 9 3/4% Senior Notes due January 2004...................      7,464        10,932
 Face amount of 9 7/8% Senior Notes due January 2007...................     21,587       165,939
                                                                          --------      --------
    Total face amount outstanding......................................    183,770       219,756
                                                                          --------      --------

 Accrued interest on Exchange Notes....................................     61,147            --
 Discount on Exchange Notes............................................    (17,515)           --
 Discount on 9  3/4% Senior Notes due January 2004.....................        (67)         (114)
                                                                          --------      --------
   Total debt outstanding..............................................   $227,335      $219,642
                                                                          ========      ========

10. Extraordinary Item

    During the six months ended June 30, 2001, we repurchased $1.9 million of our Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Debentures of the Company ("ROPES"). We completed this repurchase through a non-cash exchange of a note receivable from ICG. The repurchase resulted in an extraordinary gain on the early extinguishment of debt of $618,000 or $0.02 diluted net income per share for the six months ended June 30, 2001. Also during the six months ended June 30, 2001, we completed the debt exchange discussed in Note 9 above, which resulted in an extraordinary loss on the early extinguishment of debt of $2.2 million or $0.07 diluted net loss per share.


11. Income Taxes

    During the three and six months ended June 30, 2001, we recorded income tax expense of $10.0 million. Due to recurring losses, management established a deferred tax asset valuation allowance of $63.3 million during the fourth quarter of 2000. The additional income tax expense during the quarter and six months ended June 30, 2001 increased this valuation allowance to $73.3 million, or $1.80 per common share. The future recognition of a net deferred tax asset is dependent upon a "more likely than not" expectation of the realization of the deferred tax asset, based upon the analysis of the available evidence. Such available evidence may include the Company reporting operating profits in future periods, among other items. There can be no assurance that the Company will recognize any of its deferred tax asset in future periods. The valuation allowance at June 30, 2001 covers all of the Company's gross deferred tax assets after allowable offsets of certain deferred tax liabilities.

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

12. Deferred Executive Compensation Plan

    On July 1, 1998 we established a deferred executive compensation plan. During the six months ended June 30, 2001, our management and directors made investments of $204,000 with the plan's trustee who made acquisitions of 202,734 shares of ICII common stock at an average price of $1.01 per share. From the plan's inception through June 30, 2001, our management and directors made net investments of $5.5 million with the plan's trustee who made net acquisitions of 882,210 shares of ICII common stock at an average price of $6.55 per share. All shares acquired by the plan's trustee are acquired for the benefit of our company's participating management and directors.

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

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

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
     6. Income Property Lending Division

    The following is a summary of our results of operations and total assets by business line for the three and six months ended June 30, 2001 as compared to June 30, 2000.

                                                            At or for the Three Months Ended June 30,
                                                            -----------------------------------------
                                                             Net Revenue         Income (Loss) from
                                          External Net       From Other        Continuing Operations
(In thousands)                              Revenue        Operating Units   Before Extraordinary Items         Total Assets
--------------                              -------        ---------------   --------------------------         ------------
Business Line                          2001       2000     2001      2000         2001        2000          2001        2000
                                       ----       ----     ----      ----         ----        ----          ----        ----

Coast Business Credit                $(14,180)  $(17,217)  $  --     $  --      $(21,416)   $(14,534)    $  723,962   $  988,345
Imperial Warehouse Finance              1,007     (6,268)     --        --          (204)     (4,251)       179,988       79,598
Loan Participation and
  Investment Group                     (1,170)   (13,029)     --        --        (1,465)     (7,826)       117,920      233,989
The Lewis Horwitz Organization          1,598        574      --        --           386        (272)       159,895      105,897
Imperial Business Credit                1,750      1,331      42        (7)          471        (485)        29,382       36,453
Income Property Lending
Division                                4,096      3,543      --        --         1,960         853        403,875      435,379
Asset Management Activities               652        777     (33)      (71)          (42)        (58)         1,556        7,343
Imperial Capital Group                     --      7,058      --        --            --         505             --       18,805
Other Core Operations                  (4,680)     7,416     176       422       (17,646)      3,901        304,429      437,197
Equity Interests                           --         --      --        --            --          --             --           --
De-emphasized/Discontinued
 /Exited Businesses                     1,556      5,729    (185)     (344)        1,216       1,796        195,537      365,082
Eliminations                               38         --      --        --            38         446       (198,702)    (304,557)
                                     --------   --------   -----     -----      --------    --------     ----------   ----------
Total                                $ (9,333)  $(10,086)  $  --     $  --      $(36,702)   $(19,925)    $1,917,842   $2,403,531
                                     ========   ========   =====     =====      ========    ========     ==========   ==========

                                                             At or for the Six Months Ended June 30,
                                                             ---------------------------------------
                                                             Net Revenue         Income (Loss) from
                                          External Net       From Other        Continuing Operations
(In thousands)                              Revenue        Operating Units   Before Extraordinary Items       Total Assets
--------------                              -------        ---------------   --------------------------       ------------
Business Line                          2001       2000     2001      2000         2001        2000          2001        2000
                                       ----       ----     ----      ----         ----        ----          ----        ----
Coast Business Credit                $(3,639)   $(12,798)  $  --     $  --      $(17,651)   $(15,764)    $  723,962   $  988,345
Imperial Warehouse Finance              (470)     (8,785)     --        --        (3,053)     (6,342)       179,988       79,598
Loan Participation and
  Investment Group                    (1,496)    (21,253)     --        --        (2,101)    (12,988)       117,920      233,989
The Lewis Horwitz Organization         2,558       1,512      --        --           180        (343)       159,895      105,897
Imperial Business Credit               2,958       3,877     119       (14)          161        (500)        29,382       36,453
Income Property Lending
Division                               7,999       6,407      --        --         3,605       1,366        403,875      435,379
Asset Management Activities            1,490       1,642     (59)     (140)           68         (43)         1,556        7,343
Imperial Capital Group                    --      14,587      --        --            --         889             --       18,805
Other Core Operations                 (8,087)      3,083     519       369       (21,805)        282        304,429      437,197
Equity Interests                       1,064          --      --        --         1,064          --             --           --
De-emphasized/Discontinued
 /Exited Businesses                    4,449       9,193    (579)     (215)        2,838      (3,352)       195,537      365,082
Eliminations                            (113)         --      --        --          (114)         --       (198,702)    (304,557)
                                     -------    --------   -----     -----      --------    --------     ----------   ----------
Total                                $ 6,713    $ (2,535)  $  --     $  --      $(36,808)   $(36,795)    $1,917,842   $2,403,531
                                     =======    ========   =====     =====      ========    ========     ==========   ==========

    ICII has investments in the subordinated debt and preferred stock of SPB totaling $20.0 million and $50.0 million at June 30, 2001, respectively. All inter-company receivables and payables including corresponding interest income and expense are eliminated in consolidation. Additionally, our investments in subsidiaries and inter-company management fees are included in eliminations. The net income (loss) for each business line includes inter-company allocations for administrative expenses including human resources, legal, accounting and insurance.

                       IMPERIAL CREDIT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

15.  Regulatory Orders and ICII Liquidity

     SPB is subject to the regulatory requirements of the Department of Financial Institutions (the "DFI") under California law and the regulations of the Federal Deposit Insurance Corporation (the "FDIC") governing capital adequacy. The regulatory capital requirements of the DFI and the FDIC are discussed in greater detail in ("Item 1. Business-Regulations") in our Annual Report on Form 10-K/A for the year ended December 31, 2000. As a result of the joint examination of SPB by the FDIC and the DFI as of June 26, 2000 (the "2000 Examination"), SPB consented to the issuance of regulatory orders (the "Regulatory Orders") by the DFI and the FDIC. The Regulatory Orders contain several requirements, including requirements that SPB's regulatory capital and capital ratios be increased by specified amounts within specified time periods, prohibitions on payments of Bank dividends without regulatory approval, classified asset reductions, lending policy restrictions and procedures, and other operation restrictions. Management believes that SPB is substantially in compliance with the Regulatory Orders except for achieving the regulatory capital ratios.

     We have adopted a recapitalization plan to assist SPB in complying with the Regulatory Orders of the DFI and the FDIC to increase the capital of SPB. As part of our recapitalization plan, we entered into a Master Recapitalization Agreement, dated as of March 29, 2001 (the "Recapitalization Agreement"), with holders (the "Signatory Debtholders") of a majority in interest of our 10.25% Remarketed Redeemable Par Securities, Series B (the "ROPES") and our 9.875% Senior Notes due 2007 (the "Old Senior Notes"), and other investors who agreed to purchase $16.2 million of our 12% Senior Secured Notes due April 30, 2002 (the "Senior Secured Debt"). The Recapitalization Agreement provided for the restructuring of our outstanding senior indebtedness and the issuance by us of new equity and debt securities through the Recapitalization Transactions described in Note 10 of Notes to Consolidated Financial Statements.

     Although we believe that the Recapitalization Transactions provided the basis for enabling us to supply SPB a portion of the amounts and types of additional regulatory capital it needs to comply with the Regulatory Orders, such transactions would not by themselves enable SPB to meet such requirements nor were all of the Recapitalization Transactions completed by June 30, 2001. Approximately $45.3 million of additional Tier I capital was needed to meet the capital requirements set forth in the Regulatory Orders that were required to be met by June 30, 2001. Further, additional capital contributions may be required during 2001 in order to meet the increasing capital levels required under the Regulatory Orders.

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

     ICII Liquidity

     At June 30, 2001, the total of ICII's total long-term debt, ROPES, and Senior Secured Notes was approximately $183.8 million and its total shareholders' equity was approximately $11.4 million. At June 30, 2001, ICII and its non-bank subsidiaries had available cash and cash equivalents of $17.5 million. Although management believes that ICII has sufficient sources of liquidity to service existing indebtedness through December 31, 2001, its ability to continue to make scheduled payments of principal and interest on its indebtedness will depend upon the ability of SPB to obtain regulatory approvals necessary to pay dividends on our Bank stock, as well as upon ICII's future performance and that of SPB which are subject to general economic, financial, competitive, legislative, regulatory and other factors. In addition to cash and cash equivalents at June 30, 2001, ICII and its non-bank subsidiaries had approximately $112.0 million of other net assets, primarily consisting of investments in trading securities, loans, and real property which could be liquidated in order to service ICII's existing indebtedness. The amount of net proceeds and the related gain or loss on sale from such liquidations, are dependent on the interest rate environment, the credit quality of the asset sold, general economic conditions, and other factors affecting the financial markets at the time of such sales, if any. There can be no assurance that SPB will be able to obtain the regulatory approvals necessary to permit payment of dividends or that our business and that of SPB will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to service ICII's indebtedness.

                        IMPERIAL CREDIT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
15.  Deconsolidation of ICG

     During the fourth quarter of 2000, the Company reduced its ownership percentage in ICG from 63.2% to 38.5% through the sale of a part of its equity interest to ICG and certain management members of ICG. The Company sold its entire remaining interest in ICG during the quarter ended June 30, 2001. The income from ICG is accounted for by the equity method of accounting beginning with the quarter ended December 31, 2000. For the three and six months ended June 30, 2001, the equity in net income of ICG was $0 and $912,000, respectively. As a result of the deconsolidation of ICG, certain components of the Company's second quarter results of operations are not comparable to the same period of the prior year. Therefore, the following proforma statements of operations present the Company's results of operations as if ICG had been accounted for as an equity investment for all periods presented.

                        IMPERIAL CREDIT INDUSTRIES, INC.
  CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS - ICG UNDER THE EQUITY METHOD
                       (Dollars in thousands - unaudited)

                                                                               Three Months Ended        Six Months Ended
                                                                                    June 30,                 June 30,
                                                                              ---------------------    ---------------------
                                                                                2001         2000        2001         2000
                                                                              --------     --------    --------     --------
Interest Income:
  Interest on loans and leases.............................................   $ 39,910     $ 52,731    $ 83,165     $ 98,264
  Interest on investments..................................................      3,389        7,628       8,409       14,841
  Interest on other finance activities.....................................        138          624         469        1,238
                                                                              --------     --------    --------     --------
     Total interest income.................................................     43,437       60,983      92,043      114,343
                                                                              --------     --------    --------     --------
Interest Expense:
  Interest on deposits.....................................................     24,602       27,051      51,191       51,344
  Interest on other borrowings.............................................        977        2,228       2,679        3,685
  Interest on long term debt...............................................      6,474        6,017      12,213       12,395
                                                                              --------     --------    --------     --------
     Total interest expense................................................     32,053       35,296      66,083       67,424
                                                                              --------     --------    --------     --------
     Net interest income...................................................     11,384       25,687      25,960       46,919
  Provision for loan and lease losses......................................     26,700       63,156      31,325       87,175
                                                                              --------     --------    --------     --------
     Net interest expense after provision for loan and lease losses........    (15,316)     (37,469)     (5,365)     (40,256)
                                                                              --------     --------    --------     --------
Fee and Other Income:
  Gain on sale of loans and leases.........................................        394          220         496          353
  Asset management fees....................................................        652          777       1,494        1,639
  Loan servicing income....................................................      1,785        1,453       3,154        2,979
  Gain on sale of securities...............................................      3,017       13,533       3,147       12,931
  Equity in net income of Imperial Capital Group...........................         --          864         912        1,504
  Loss on impairment of securities.........................................     (1,206)          --      (1,206)          --
  Mark to market losses on securities and loans held for sale..............     (2,316)      (1,960)     (4,138)      (3,734)
  Rental income............................................................      1,390        2,591       3,302        2,711
  Other income.............................................................      2,267        3,711       4,917        6,255
                                                                              --------     --------    --------     --------
     Total fee and other income............................................      5,983       21,189      12,078       24,638
                                                                              --------     --------    --------     --------
Noninterest Expenses:
  Personnel expense........................................................      6,964        9,259      13,791       18,352
  Commission expense.......................................................        454          530         941        1,333
  Amortization of servicing rights.........................................         93          142         199          278
  Occupancy expense........................................................      1,066        1,338       2,099        2,478
  Net expenses of other real estate owned..................................         66          469         158        1,025
  Legal and professional services..........................................      2,133        1,257       3,632        2,455
  Lawsuit settlements (recoveries).........................................        371         (126)        371         (113)
  Collection costs.........................................................      1,417          344       3,079          828
  Telephone and other communications.......................................        340          519         703        1,074
  Amortization of goodwill, net............................................       (696)      (1,314)     (1,418)        (707)
  Real property expense....................................................        535        1,463       1,449        1,481
  General and administrative expense.......................................      4,573        4,310       8,431        8,645
                                                                              --------     --------    --------     --------
     Noninterest expenses..................................................     17,316       18,191      33,435       37,129
  Acquisition costs........................................................         --           --          --        9,397
                                                                              --------     --------    --------     --------
     Total expenses........................................................     17,316       18,191      33,435       46,526
                                                                              --------     --------    --------     --------
   Loss from continuing operations before income taxes,
         minority interest and extraordinary item..........................    (26,649)     (34,471)    (26,722)     (62,144)
  Income taxes.............................................................     10,021      (14,579)     10,021      (25,414)
  Minority interest in income of consolidated subsidiaries.................         32           33          65           65
                                                                              --------     --------    --------     --------
     Loss from continuing operations.......................................    (36,702)     (19,925)    (36,808)     (36,795)
  Operating losses from discontinued operations of AMN,
   net of income taxes.....................................................       (961)          --      (1,161)          --
                                                                              --------     --------    --------     --------
     Loss before extraordinary item........................................    (37,663)     (19,925)    (37,969)     (36,795)
  Extraordinary item--(Loss) gain on early extinguishment of debt,
    net of income taxes....................................................     (2,160)       1,146      (1,542)       2,093
                                                                              --------     --------    --------     --------
     Net loss..............................................................   $(39,823)    $(18,779)   $(39,511)    $(34,702)
                                                                              ========     ========    ========     ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

   ICII is a diversified commercial and real estate lending and financial services holding company that was incorporated in 1991 in the State of California. The Company's headquarters are located in Torrance, California. The Company's business activities are conducted principally through three wholly owned subsidiaries: Southern Pacific Bank ("SPB"), Imperial Business Credit Inc. ("IBC"), and Imperial Credit Asset Management, Inc. ("ICAM"). ICII, our subsidiaries, and our affiliates offer a wide variety of deposit and commercial loan products and asset management services.

Financial Position

   At June 30, 2001, the total assets of our company decreased $209.7 million to $1.92 billion as compared to $2.13 billion at December 31, 2000. Our company's total loans net of allowances decreased $51.5 million to $1.46 billion at June 30, 2001 as compared to $1.51 billion at December 31, 2000.

   On a consolidated basis, cash and interest bearing deposits decreased to $157.4 million at June 30, 2001 as compared to $214.1 million at December 31, 2000. ICII's cash and interest bearing deposits decreased to $10.3 million at June 30, 2001 as compared to $15.9 million at December 31, 2000. Liquidity at ICII was reduced during the six months ended June 30, 2001 primarily due to the additional capital investment of $10.0 million into SPB.

   At June 30, 2001, trading securities were $106.6 million as compared to $164.1 million at December 31, 2000. The $57.4 million decrease is primarily a result of the sale of $39.4 million in U.S. Treasury securities that were pledged as collateral for repurchase borrowings from Lehman Brothers, in addition to the sale of $14.9 million in interest-only and subordinated bonds related to the FLRT 1996-A franchise loan and SPTL 1996-1 commercial and multifamily loan securitizations.

   Deposits at SPB decreased $110.1 million to $1.53 billion at June 30, 2001 as compared to $1.64 billion at December 31, 2000. Other borrowings decreased $57.0 million to $27.2 million at June 30, 2001 as compared to $84.1 million at December 31, 2000 primarily as a result of the repayment of borrowings to Lehman Brothers in addition to the repayment of $10.0 million in short-term borrowings related to the sale of property at Imperial Credit Commercial Mortgage Investment Corporation ("ICCMIC"). The outstanding face amount of our ROPES, Senior Secured Notes and long term debt decreased $36.0 million to $183.8 million at June 30, 2001 as compared to $219.8 million at December 31, 2000 due to the completion of our debt exchange and our repurchase of $1.9 million of ROPES, partially offset by our issuance of $16.2 million in Senior Secured Notes, and our issuance of $10.0 million in Secured Convertible Notes.
See - "Recapitalization Transaction."

   At June 30, 2001 shareholders' equity decreased to $11.4 million as compared to $39.4 million at December 31, 2000. The decrease in shareholders' equity was primarily the result of the $39.5 million net loss recorded during the six months ended June 30, 2001, partially offset by an increase in capital of $12.2 million as the result of the issuance of common stock and warrants in connection with the debt exchange. Book value per share and tangible book value per share decreased to $0.28 and $0.33 at June 30, 2001 as compared to $1.23 and $1.37 at December 31, 2000, respectively.

Consolidated Results of Operations

   The net loss for the quarter ended June 30, 2001 was $39.8 million or $1.23 diluted net loss per share including an operating loss from discontinued operations of $961,000 or $0.03 diluted net loss per share and an extraordinary loss on the early extinguishment of debt of $2.2 million or $0.07 diluted net loss per share. The net loss for the six months ended June 30, 2001 was $39.5 million or $1.23 diluted net loss per share including an operating loss from discontinued operations of $1.2 million or $0.04 diluted net loss per share and an extraordinary loss on the early extinguishment of debt of $1.5 million or $0.05 diluted net loss per share.

   The operating results for the quarter and six months ended June 30, 2001 were negatively impacted by the high level of the provision for loan and lease losses which totaled $26.7 million and $31.3 million, respectively. See - "Asset Quality."

   As a result of the high level of the provision for loan and lease losses in the second quarter of 2001 and the resulting continued operating loss, the Company recorded income tax expense of $10.0 million during the quarter and six months ended June 30, 2001, in order to establish an additional deferred tax asset valuation allowance to fully reserve for the Company's outstanding balance of deferred tax assets, after allowable offsets of certain deferred tax liabilities.

     The Company continues to decrease its operating expenses, and recorded reductions in all expense categories except legal, professions, and collection related costs. These costs are primarily associated with the Company's efforts to aggressively work out problem credits.

Net Interest Income

     For the quarter ended June 30, 2001, net interest income before provision for loan and lease losses and the net interest margin decreased to $11.4 million and 3.76% as compared to $25.6 million and 5.69% for the same period last year, respectively. For the six months ended June 30, 2001, net interest income before provision for loan and lease losses and the net interest margin decreased to $26.0 million and 3.93% as compared to $46.7 million and 5.31% for the same period last year, respectively. Net interest income before provision for loan and lease losses and the net interest margin for both periods decreased primarily as a result of a 275 bps year-to-date decrease in the Prime interest rate and a decrease in Libor rates as well as increased levels of non-accrual
loans.   A majority of our loans are indexed to the Prime and Libor interest
rates.   As a result of decreases in the Prime and Libor rates, our loans have immediately re-priced to reduced yields, while a majority of our fixed-term deposits are expected to re-price over an average six to eight month time frame.

   For the quarter ended June 30, 2001, interest income was $43.4 million compared to $61.0 million for the same period last year. For the six months ended June 30, 2001, interest income was $92.0 million compared to $114.4 million for the same period last year. Interest income decreased for the quarter and six months ended June 30, 2001 primarily as a result of a decrease in the outstanding average balance of interest earning assets, and a decrease in the yield of loans at SPB. For the quarter ended June 30, 2001, the average yield on loans at SPB was 9.77% as compared to 11.57% for the same period last year. For the six months ended June 30, 2001, the average yield on loans at SPB was 10.10% compared to 11.18% for the same period last year. In addition to a general decrease in interest rates, SPB's yield on its outstanding loans were also negatively affected by increased levels of non-accrual loans during the quarter ended June 30, 2001 as compared to the same period last year. Average non-accrual loans increased to $104.5 million for the quarter ended June 30, 2001 as compared to $78.4 million for the prior quarter ended March 31, 2001 and $93.9 million for the same period last year.

   For the quarter ended June 30, 2001, interest expense was $32.1 million compared to $35.4 million for the same period last year. For the six months ended June 30, 2001, interest expense was $66.1 million compared to $67.7 million for the same period last year. Interest expense decreased for the six months primarily as a result of a decrease in the outstanding average balance of the Federal Deposit Insurance Corporation ("FDIC") insured deposits of SPB. SPB's average outstanding deposits and average cost of deposits based on daily averages were $1.59 billion and 6.24% for the quarter ended June 30, 2001 as compared to $1.76 billion and 6.20% in the same period last year. SPB's average outstanding deposits and average cost of deposits based on daily averages were $1.61 billion and 6.42% for the six months ended June 30, 2001 as compared to $1.71 billion and 5.74% in the same period last year. At August 9, 2001, the average cost of SPB's deposits was 5.65%. The Company expects continued decreases in deposit cost over the next six to 12 months as its deposits mature and new deposits are generated at lower yields. As of August 9, 2001, SPB was offering six month and one year deposits at 3.97% and 4.31%, respectively.

Provision for Loan and Lease Losses

   The provision for loan and lease losses for the quarter and six months ended June 30, 2001 was $26.7 million and $31.3 million as compared to $63.2 million and $87.2 million for the same period last year, respectively. The provision for loan and lease losses for the quarter and six months ended June 30, 2001 was primarily a result of $27.4 million and $30.1 million in net charge-offs in the CBC loan portfolio, respectively. See - "Asset Quality."

Fee and Other Income

     Fee and other income decreased $21.5 million to $6.0 million for the quarter ended June 30, 2001 as compared to $27.5 million in the same period of the prior year. Fee and other income decreased $25.9 million to $12.1 million for the six months ended June 30, 2001 as compared to $37.9 million in the same period of the prior year. Fee and other income decreased primarily due to the deconsolidation of Imperial Capital Group ("ICG") during the fourth quarter of 2000 in addition to realizing a $12.4 million gain on the sale of CAAG in the second quarter of 2000. As a result of the deconsolidation, the Company no longer reports investment banking and brokerage fees, other income, or expenses of ICG. Beginning with the fourth quarter of 2000, and through the date of sale during the second quarter ended June 30, 2001, ICII's income from its 38.5% equity interest in ICG was reported as equity in the net income of ICG. In June 2001, the Company sold its remaining interest in ICG resulting in a $1.9 million gain on sale of securities.

     Gain on sale of loans increased to $394,000 for the quarter ended June 30, 2001, as compared to $220,000 for the same period last year. For the quarter ended June 30, 2001, the Company sold $63.4 million of Income Property Lending Division ("IPL") loans and $14.9 million of participations in nationally syndicated loans generating gains of $351,000 and $29,000, respectively. For the quarter ended June 30, 2000, the Company sold $2.1 million of IPL loans, $15.4 million of Imperial Business Credit's ("IBC") equipment leases, generating gains of $0 and $220,000, respectively. Gain on sale of loans increased to $496,000 for the six months ended June 30, 2001, as compared to $353,000 for the same period last year. For the six months ended June 30, 2001, the Company sold $107.8 million of IPL loans and $25.4 million of participations in nationally syndicated loans generating gains of $352,000 and losses of $137,000, respectively. For the six months ended June 30, 2000, the Company sold $36.9 million of IPL loans, $51.4 million of nationally syndicated participation loans, $7.5 million of consumer loans, and securitized $43.6 million of IBC's equipment leases, generating net gains of $344,000.

     Gain on sale of securities was $3.0 million for the quarter ended June 30, 2001 as compared to $13.5 million for the same period last year. Gain on sale of securities was $3.1 million for the six months ended June 30, 2001 as compared to $12.9 million for the same period last year. Gain on sale of securities for the quarter ended June 30, 2001 includes a $983,000 gain from the sale of the Company's minority interest in the Auction Finance Group ("AFG"), and a $1.9 million gain from the sale of the Company's remaining interest in ICG. In June 2001, the Company received a $983,000 distribution of escrowed sales proceeds related to the June 2000 sale of its interest in AFG. At June 30, 2001, there was a maximum of approximately $3.0 million in additional funds related to the AFG sale which were distributable over the next three years to the Company. The quarter ended June 30, 2000 includes a $12.4 million gain from the sale of the Company's interest in AFG. Also during the quarter ended June 30, 2000, CBC recorded a $1.1 million gain on the sale of securities from the exercise of warrants in the equity securities of a borrower and the subsequent sale of its stock.

     Rental income decreased to $1.4 million for the quarter ended June 30, 2001 as compared to $2.6 million for the same period last year. Rental income decreased for the quarter ended June 30, 2001 as a result of the sale of income producing properties acquired as a part of the Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC") acquisition completed in March of 2000. Rental income increased to $3.3 million for the six months ended June 30, 2001 as compared to $2.7 million for the same period last year. Rental income increased for the six months ended June 30, 2001 as a result of holding the income producing property acquired in the ICCMIC acquisition for a full six months as compared to three months in the same period last year.

   We recorded a $1.2 million impairment charge during the quarter and six months ended June 30, 2001 resulting from a non-temporary decline in the value of nationally syndicated loans funded through our investment in the Cambria Limited Partnership. At June 30, 2001, our investment in Cambria was carried on our company's balance sheet as securities available for sale totaling $4.3 million. To the degree that market values drop significantly below these amounts, the Company may be exposed to further write-downs.

   For the quarters ended June 30, 2001 mark-to-market losses were $2.3 million as compared to $2.0 million in the same period last year. The net mark-to-market losses for the quarter ended June 30, 2001 primarily related to a $2.0 million write-down of the Company's interest-only securities due to increased prepayment rates and increased losses, a write-down of $579,000 of the Company's investment in syndicated bank loans funded through total return swaps partially offset by a $334,000 write-up of trading securities. The net mark-to-market losses for the quarter ended June 30, 2000 primarily related to a $1.2 million decline in the value of the Company's investment in Pacifica Partners I, L.P., a $500 million collateralized loan obligation fund and a $1.0 million decline in the value of the retained interest in lease securitizations at IBC. The Company wrote down these investments in the same period of the prior year as a result of increased interest spreads, decreased current period cash flows and increased loss assumptions.

   For the six months ended June 30, 2001 and 2000, mark-to-market losses were $4.1 million and $3.7 million, respectively. The net mark-to-market losses for the six months ended June 30, 2001 primarily related to a $2.0 million write-down of the Company's interest-only securities due to increased prepayment rates and charge-offs, a write-down of $1.4 million of the Company's investment in syndicated bank loans funded through total return swaps and a $764,000 decline in the value of retained interest in lease securitizations at IBC. The net mark-to-market losses for the six months ended June 30, 2000 are primarily related to a $1.8 million decline in the value of the Company's investment in Pacifica Partners I, a $1.0 million decline in the value of retained interest in lease securitizations at IBC and a $920,000 write-down of the Company's investment in syndicated bank loans funded through total return swaps.

Noninterest Expenses

     Total noninterest expenses for the quarter ended June 30, 2001 decreased 28% to $17.3 million as compared to $23.9 million for the prior year. Total noninterest expenses for the six months ended June 30, 2001 decreased 32% to $33.4 million as compared to $49.4 million for the prior year. The decrease in expenses for the quarter and six months ended June 30, 2001 as compared to the same periods last year primarily resulted from decreases in personnel expense, amortization of goodwill, and general and administrative expenses in addition to the deconsolidation of ICG. These decreases were partially offset by increases in legal and professional services and collection costs associated with non-accrual loans and non-performing assets, and real property expenses.

     During the quarter ended June 30, 2001 noninterest expenses decreased 5% to $17.3 million as compared to $18.2 million for the same period in the prior year assuming ICG was accounted for under the equity method during 2000. Assuming ICG was accounted for under the equity method, during the quarter and six months ended June 30, 2000, the following significant changes in expense levels were as follows:

     Personnel expenses decreased 25% to $7.0 million for the quarter ended June 30, 2001 as compared to $9.3 million for the same period last year. Personnel expenses decreased 25% to $13.8 million for the six months ended June 30, 2001 as compared to $18.4 million for the same period last year. The decrease for the quarter and six months ended June 30, 2001 as compared to the same periods last year was primarily the result of reduced Full Time Equivalent employees ("FTE") and reduced bonus expense. At June 30, 2001, the Company had 387 FTE as compared to 486 FTE (excluding ICG) at June 30, 2000.

   Legal, professional and collection costs increased 166% to $3.9 million for the quarter ended June 30, 2001 as compared to $1.5 million for the same period last year. Legal, professional and collection costs increased 123% to $7.1 million for the six months ended June 30, 2001 as compared to $3.2 million for the same period last year. The increase for the quarter and six month ended June 30, 2001 as compared to the same periods last year was primarily the result of increased levels of non-accrual loans and the Company's efforts to accelerate the resolution of problem loans.

   Real Property expenses decreased 63% to $535,000 for the quarter ended June 30, 2001 as compared to $1.5 million for the same period last year. Real Property expenses remained relatively unchanged at $1.4 million for the six months ended June 30, 2001 as compared to $1.5 million for same period last year. The decrease in real property expense for the quarter ended June 30, 2001 was primarily a result of the sale of income producing properties over the last year.

Recapitalization Transaction

   We successfully completed an exchange offer for our outstanding Senior Notes. As of the close of the exchange offer on June 28, 2001, $39,995,000 of the total outstanding $41,035,000 of Remarketed Redeemable Par Securities, Series B of the Imperial Credit Capital Trust I, due in June 2002, $144,352,000 of the total of $165,939,000 of 9.875% Series B Senior Notes due January, 2007 and $3,468,000 of the total outstanding $10,932,000 of 9.75% Senior Notes due January 2004, were validly tendered. The exchange offer reduced the principal balance of our debt by a total of $60,323,000 and completes the second phase of a three phase financial restructuring at ICII. As part of the debt exchange offer, we issued 8,784,437 shares of common stock and 6,105,544 warrants to acquire shares of common stock at an exercise price of $2.15 per share on June 28, 2001. The third phase of the restructuring includes the issuance of up to $20.0 million of secured convertible notes. The majority of the proceeds of the convertible note issuance will be invested as additional capital into Southern Pacific Bank. The third phase of the restructuring is expected to be completed during the month of August 2001. As of June 30, 2001, we had issued $10.0 million of new secured convertible notes. The convertible debt is convertible into common stock of our company at $1.25 per share.

   As a result of the significant discount on our company's notes tendered in the exchange offer, we accounted for the debt exchange in accordance with Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS No. 15"). Under SFAS No. 15, we recorded the fair value of equity issued and established a total liability relating to the notes issued in the debt exchange ("the Exchange Notes") equal to the aggregate principal amount of the Exchange Notes plus all interest payable over the term of the Exchange Notes less the discount on the exchange offer, while the carrying values of the notes tendered in the exchange have been removed. As such, we established a total liability related to the Exchange Notes of $171.1 million representing the principal balance of the Exchange Notes of $127.5 million, plus accrued interest over the life of the Exchange Notes of $61.1 million, less a discount on the debt exchange of $17.5 million. Under SFAS No. 15, the Company will not record interest expense in future periods for the cash interest required to be paid to the Exchange Note holders. All future cash interest payments on the Exchange Notes will reduce the $61.1 million accrued liability referred to above. The Company will recognize interest expense related to the amortization of the discount on the debt exchange of approximately $5.0 million annually.

Changes in Management

     On August 2, 2001 Imperial Credit Industries, Inc. announced the resignation of H. Wayne Snavely as Chairman, President, and Chief Executive Officer of both our holding company and our principal subsidiary SPB. On August 1, 2001, Michael R. McGuire was appointed to the position of President and Chief Executive Officer of our holding company and interim President and Chief Executive Officer of SPB pending regulatory approval. Mr. McGuire has been a director of our holding company since April 2001. Mr. McGuire has been in the banking industry for 33 years and has extensive experience in providing leadership to distressed financial institutions. Mr. McGuire has been serving as the President and Chief Executive Officer of Affinity Bank of Ventura, California. Mr. McGuire is also a director of the California Association of Industrial Banks and has served as its president in 1998 and 2001. He has been a commissioner of the City of Santa Barbara Housing Authority since 1992 and is a leading expert in affordable housing finance. He is also a director and the secretary of Social Compact, a Washington, D.C. based organization promoting business investment in inner cities. He is also active in several community service non-profit organizations.

     Mr. Snavely's contractual rights under his termination protection agreement, applicable following a change in control, were resolved as a part of his resignation. The Company agreed to issue Mr. Snavely 1.3 million shares of ICII common stock and extend the exercise period of Mr. Snavely's existing stock options for up to four years. Additionally, the Company will engage Mr. Snavely as a consultant for $500,000 per year and provide Mr. Snavely with health and welfare benefits for a period of four years.

     Mr. Michael S. Riley has been appointed Chairman of the Board of Directors for the Company effective August 1, 2001. Mr. Riley has practiced law for more than 20 years in the areas of banking, corporate finance, and international law as a principal of the Fort Lauderdale based firm of Yonge and Riley, LLP and as manager of the Fort Lauderdale practice for the regional law firm of Adorno & Zeder. His background also includes serving as an Assistant State Attorney in Florida and special counsel to federal and state law enforcement agencies. Mr. Riley serves on various boards and is Chairman of the Board of Holiday RV Superstores, Inc. and Recreational Holdings, Inc.

     Additionally, Mr. Brad S. Plantiko, Chief Financial Officer of the Company and SPB, will assume additional responsibilities as Chief Operating Officer of SPB, pending regulatory approval.

Agreements with Regulators

   As a result of a joint examination by the Federal Deposit Insurance Corporation ("FDIC") and the California Department of Financial Institutions ("DFI"), SPB entered into regulatory orders (the "Orders") with the FDIC and with the DFI. The Orders contain several requirements including but not limited to, increasing SPB's capital and regulatory defined capital ratios, dividend restrictions, classified asset limitations, lending policy restrictions and procedures, and other restrictions. Management believes our company has responded affirmatively to all of the directives addressed in the Orders including the recent additions of new credit administration and risk management personnel, the partial recapitalization of SPB and the reduction of SPB's classified assets. At June 30, 2001, SPB was in the process of substantially complying with the Orders with the exception of attaining the required Tier I and Total Risk-Based Capital ratios of 8.50% and 11.00%, respectively.

   At June 30, 2001, SPB Tier I Leverage and Total Risk-Based Capital ratios were 5.37% and 8.24%, respectively. SPB is subject to the regulatory requirements of the Department of Financial Institutions (the "DFI") under California law and the regulations of the Federal Deposit Insurance Corporation (the "FDIC") governing capital adequacy. The regulatory capital requirements of the DFI and the FDIC are discussed in greater detail in ("Item 1. Business-Regulations") in our Annual Report on Form 10-K/A for the year ended December 31, 2000. As a result of the joint examination of SPB by the FDIC and the DFI as of June 26, 2000 (the "2000 Examination"), SPB consented to the issuance of regulatory orders (the "Regulatory Orders") by the DFI and the FDIC. The Regulatory Orders contain several requirements, including requirements that SPB's regulatory capital and capital ratios be increased by specified amounts within specified time periods, prohibitions on payments of Bank dividends without regulatory approval, classified asset reductions, lending policy restrictions and procedures, and other operation restrictions. Management believes that SPB is substantially in compliance with the Regulatory Orders except for achieving the required regulatory capital ratios.

   Although we believe that the Recapitalization Transactions provided the basis for enabling us to supply SPB a portion of the amounts and types of additional regulatory capital it needs to comply with the Regulatory Orders, such transactions would not by themselves enable SPB to meet such requirements nor were all of the Recapitalization Transactions completed by June 30, 2001. Approximately $45.3 million of additional Tier I capital was needed to meet the capital requirements set forth in the Regulatory Orders that were required to be met by June 30, 2001. Further, additional capital contributions may be required during 2001 in order to meet the increasing capital levels required under the Regulatory Orders.

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

POSSIBLE DELISTING FROM NASDAQ NATIONAL MARKET SYSTEM

   As of August 13, 2001, the bid price of our common stock for the last 15 trading days failed to comply with the minimum price requirement for continued listing set forth in the Nasdaq Marketplace rules. If the bid price of our common stock remains below the minimum bid price for 15 more trading days, our common stock may be subject to delisting from the Nasdaq National Market. Our shareholders approved up to a 1 for 4 reverse stock split at our annual shareholders' meeting. In order to insure that the price of our company's common stock complies with the minimum bid price requirement, our board of directors may declare a reverse stock split in the future.

   Delisting from the Nasdaq National Market could cause our common stock to become significantly less liquid, with a possible negative impact on its value. Also, if our common stock is delisted and is not thereafter traded as a "Bulletin Board Stock," our common stock would be classified as a "penny stock" which, if certain disclosure and broker or dealer qualifications are not met, could further restrict the market for resale of the common stock to only such persons as are deemed to be suitable investors of such stock, such as institutional investors, or directors, officers, or owners of 5% or more of our company's common stock. If our common stock is delisted, we intend to have it traded as a "Bulletin Board Stock."

BUSINESS LINES

   We manage our business by evaluating the results of operations from each of our business units. Our businesses include:

   .  Coast Business Credit ("CBC")--an asset-based commercial lender;

   . Imperial Warehouse Finance, Inc. ("IWF")--a residential mortgage repurchase facilities business;

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

   . Asset Management Activities ("AMA")--an investment fund management business;

   . Other Core Operations ("OCO")--our holding company investments and support functions, and certain other operations of SPB.

   We also operate other businesses which consist of activities that we've decided to de-emphasize. We group these businesses into the following categories:

   . Equity Interests--beginning in the fourth quarter of 2000 and ending in the second quarter of 2001;

   . De-emphasized/Discontinued/Exited Businesses--Consumer lending, auto lending, residential mortgage lending, foreign mortgage lending businesses, and third party mortgage servicing operations.

Our exit from these non-core businesses has allowed our management to focus on our core business lines.

CORE BUSINESS LINES

   The following table reflects average loans outstanding and the average yields earned on our core business units for the quarter and six months ended June 30, 2001 and 2000:

                             For the quarter ended June 30,      For the six months ended June 30,
                           -----------------------------------  ------------------------------------
                                 (Dollars in thousands)                (Dollars in thousands)

                             Average Loans     ---------------     Average Loans      ---------------
                              Outstanding       Average Yield       Outstanding        Average Yield
                           ------------------  ---------------   -----------------    ---------------
Business Line                 2001      2000    2001    2000        2001      2000    2001    2000
-------------                 ----      ----    ----    ----        ----      ----    ----    ----
  CBC....................  $721,431  $850,433   10.76%  13.90%   $735,950  $794,346   11.13%  13.48%
  IWF....................   143,812    77,577    7.69    9.71     131,831    79,477    7.75    7.44
  LHO....................   112,973    60,609   10.79   11.79     108,988    39,542   11.49   12.40
  IPL....................   381,718   344,158    9.54    9.44     385,508   320,087    9.68    9.28
  LPIG...................   103,621   191,239    7.25    8.33     112,958   205,155    7.74    8.33

   Our core businesses are primarily conducted though our largest subsidiary SPB. SPB is a $1.73 billion industrial bank that includes: CBC, an asset-based lender; IWF, which provides repurchase facilities to third party residential mortgage loan originators; LPIG, an investor in syndicated bank loan participations; LHO, a commercial finance lender that provides financing for independent motion picture and television production; and IPL, a multifamily and commercial real estate mortgage banking business. The FDIC insured deposits of SPB primarily fund each of these businesses.

Coast Business Credit

   CBC's net loss was $21.4 million for the quarter ended June 30, 2001 as compared to a net loss of $14.5 million for the same period last year. CBC's net loss was $17.7 million for the six months ended June 30, 2001 as compared to a net loss of $15.8 million for the same period last year. The increase in CBC's net loss for the quarter and six months ended June 30, 2001 was primarily attributable to reduced interest income associated with both a reduction in average outstanding loans, increased average non-accrual loans and reductions in the Prime and Libor rates resulting in reduced loan yields. Net income includes a provision for loan losses of $24.8 million and $26.3 million for the quarter and six months ended June 30, 2001 as compared to $39.5 million and $51.4 million for the same periods last year, respectively.

   CBC's average outstanding loans decreased for the quarter and six months ended June 30, 2001 to $721.4 million and $736.0 million as compared to $850.4 million and $794.3 million for the same periods last year, respectively. The decrease is primarily associated with the elimination of problem credits and management's strategy in implementing more stringent credit underwriting criteria and guidelines.

   CBC's net interest income decreased $8.0 million to $10.0 million during the quarter ended June 30, 2001 as compared to $18.0 million for the same period last year. CBC's net interest income decreased $12.2 million to $20.4 million during the six months ended June 30, 2001 as compared to $32.6 million for the same period last year. CBC's loan yield for the quarter ended June 30, 2001 decreased 314 basis points to 10.76% as compared to 13.90% for the same period last year. CBC's yield for the six months ended June 30, 2001 decreased 235 bps to 11.13% as compared to 13.48% for the same period last year. The decreases for the quarter and six months ended June 20, 2001 compared to the same periods last year are primarily attributable to a decrease in average loans outstanding, an increase in the average balance of non-accrual loans for the comparable periods and to reduced loan yields as a result a 275 bps decrease in the Bank's Prime rates and decrease in Libor rates. CBC's average non-accrual loans were $49.5 million and $42.4 million for the quarter and six months ended June 30, 2001 as compared to $24.6 million and $21.2 million for the same periods last year, respectively.

   CBC's other income was $689,000 for the quarter ended June 30, 2001 as compared to $4.3 million for the same period last year. CBC's other income was $2.3 million for the six months ended June 30, 2001 as compared to the $6.0
million for same period last year.   CBC's other income decreased for both
periods due to reduced loan fee income as a result of a reduction in the average balance of loans outstanding for the comparable periods in addition to CBC recording a $1.1 million gain on sale of securities from the exercise of warrants in the equity securities of a borrower and the subsequent sale of its stock for the quarter and six months ended June 30, 2000. CBC obtains warrants from its customers in the ordinary course of its business.

   CBC's total expenses were $7.2 million for the quarter ended June 30, 2001 as compared to $7.4 million for the same period last year. CBC's total expenses were $14.0 million for the six months ended June 30, 2001 as compared to $13.9 million for the same period last year. Total expenses increased for the six months ended June 30, 2001 as compared to the same period last year primarily due to a $1.0 million increase in collection costs related to the resolution of problem loans partially offset by a $1.5 million decrease in personnel expenses
related to our strategy to increase operational efficiencies.   CBC's
FTE decreased to 114 FTE at June 30, 2001 as compared to 152 FTE at June 30,
2000.

   At June 30, 2001, CBC's non-accrual loans were $37.6 million as compared $31.8 million at December 31, 2000. CBC incurred net charge-offs of $27.4 million for the quarter ended June 30, 2001 as compared to $33.9 million for the prior period last year. Net charge-offs for the 6 months ended June 30, 2001 were $30.1 million as compared to $46.5 million for the prior period last year. Charge-offs for the quarter and six months ended June 30, 2001 were primarily related to the bankruptcy of two CBC borrowers in the telecommunications and technology industries in addition to the discovery of potential fraud by one CBC borrower. Non-performing loans at CBC are generally collateralized by accounts receivable, inventory and other assets including furniture, premises and equipment, and real estate.

Imperial Warehouse Finance

   IWF's net loss was $204,000 for the quarter ended June 30, 2001 as compared to a net loss of $4.3 million for the same period last year. IWF's net loss was $3.1 million for the six months ended June 30, 2001 as compared to a net loss of $6.3 million for the same period last year. The reduction in IWF's net loss for the quarter and six months ended June 30, 2001 was primarily attributable to a reduction in the provision for loan losses as a result of reductions in the level of non-accrual and classified loans at June 30, 2001 as compared to June 30, 2000. Net income includes a (recovery)/provision for loan losses of ($609,000) and $1.2 million for the quarter and six months ended June 30, 2001 as compared to $7.1 million and $9.4 million for the same periods last year, respectively.

   IWF's average outstanding loan balances increased for the quarter and six months ended June 30, 2001 to $143.8 million and

$131.8 million as compared to $77.6 million and $79.5 million for the same periods last year, respectively.

   IWF's net interest income decreased $380,000 to $342,000 during the quarter ended June 30, 2001 from $722,000 for the same period last year. IWF's net interest income increased $88,000 to $549,000 during the six months ended June 30, 2001 from $461,000 for the same period last year. The reduction in net interest income for the quarter ended June 30, 2001 as compared to the same period last year was primarily attributable to reductions in loan yields as a result of reductions in the Prime rate. The increase in net interest income for the six months ended June 30, 2001 as compared to the same period last year was primarily attributable to an increase in the balance of average loans outstanding coupled with a decrease in non-accrual loans as a percentage of total loans for the six months ended June 30, 2001 as compared to the same periods last year, respectively. IWF's yield for the quarter ended June 30, 2001 decreased 202 basis points to 7.69% as compared to 9.71% for the same period last year primarily as a result of reductions in the Prime rate. IWF's yield for the six months ended June 30, 2001 increased 31 basis points to 7.75% as compared to 7.44% for the same period last year primarily as a result of a reduction in the level non-accrual loans.

   IWF's other income was $56,000 for the quarter ended June 30, 2001 as compared to $107,000 for same period last year. IWF's other income was $227,000 for the six months ended June 30, 2001 as compared to $187,000 for same period last year. Other income increased for the six months ended June 30, 2001 as a result of an increase in funding activity on IWF's warehouse lines.

   IWF's total expenses were $1.2 million for the quarter ended June 30, 2001 as compared to $969,000 for the same period last year. IWF's total expenses were $2.6 million for the six months ended June 30, 2001 as compared to $1.9 million for the same period last year. Total expenses increased for the quarter and six months ended June 30, 2001 as compared to the same periods last year primarily due to a $154,000 and $325,000 increase in professional service expenses related to increased problem asset collection costs. IWF's FTE decreased to 12 FTE at June 30, 2001 as compared to 16 FTE at June 30, 2000.

   At June 30, 2001, IWF's non-accrual loans were $7.4 million as compared to $9.4 million at December 31, 2000. IWF incurred net charge-offs of $1.8 million for the quarter ended June 30, 2001 as compared $5.2 million for the same period last year. IWF incurred net charge-offs of $2.9 million for the six months ended June 30, 2001 as compared $6.5 million for the same period last year.

The Lewis Horwitz Organization

   LHO's net income was $386,000 for the quarter ended June 30, 2001 as compared to a net loss of $272,000 for the same period last year. LHO's net income was $180,000 for the six months ended June 30, 2001 as compared to a net loss of $343,000 for the same period last year. The increase in LHO's net income for the quarter and six months ended June 30, 2001 was primarily attributable to a decrease in the provision for loan losses combined with an increase in net interest income as a result of increases in the average balance of loans outstanding. Net income includes a provision for loan losses of $135,000 and $874,000 for the quarter and six months ended June 30, 2001 as compared to $655,000 and $871,000 for the same periods last year, respectively.

   LHO's average loans outstanding increased to $113.0 million and $109.0 million for the quarter and six months ended June 30, 2001 as compared to $60.6 million and $39.5 million for the same periods last year.

   As a result of the increase in average loans outstanding, LHO's net interest income increased to $1.5 million and $3.1 million for the quarter and six months ended June 30, 2001 as compared to $1.2 million and $2.3 million for the same periods last year. The increase in the average balance of outstanding loans was partially offset by a reduction in loan yields for the comparable periods. The yield on LHO's loans for the quarter ended June 30, 2001 decreased 100 basis points to 10.79% as compared to 11.79% for the same period last year. The yield on LHO's loans for the six months ended June 30, 2001 decreased 91 basis points to 11.49% as compared to 12.40% for the same period last year. The yield on LHO's loans for the quarter and six months ended June 30, 2001 decreased primarily as a result of reductions in the Prime rate. LHO's net interest income includes earnings from loans held at Imperial Bank during the first quarter of 2000 under the terms of the LHO purchase agreement. At June 30, 2001, there were no loans held at Imperial Bank (since acquired by Comerica Bank) related to the LHO purchase agreement.

   LHO's other income was $277,000 for the quarter ended June 30, 2001 as compared to $67,000 for same period last year. LHO's other income was $351,000 for the six months ended June 30, 2001 as compared to $91,000 for same period last year. The increase in other income for the quarter and six months ended June 30, 2001 was primarily the result of increased loan fee income related to the increase in the balance of average loans outstanding as compared to the same periods last year.

   LHO's total expenses were $1.2 million for the quarter ended June 30, 2001 as compared to $1.0 million for the same period last year. LHO's total expenses were $2.4 million for the six months ended June 30, 2001 as compared to $2.1 million for the same period last year. Total expenses increased for the quarter and six months ended June 30, 2001 as compared to the same periods last year primarily due to increases in general and administrative costs. LHO's FTE remained unchanged at 16 at June 30, 2001 as compared to June 30, 2000.

   At June 30, 2001, LHO's non-accrual loans were $774,000 as compared to $246,000 at December 31, 2000. LHO has not incurred any charge offs of non-accrual loans since the acquisition in October of 1999. Non-performing loans at LHO are supported by the existing and estimated value of all future distribution rights of the film or television production. All of LHO's acquired Film and TV assets were acquired from Imperial Bank under the terms of the LHO purchase agreement, and are carried at their estimated realizable values.

Imperial Business Credit

   During the second quarter of 2000, we decided to cease originations of all small ticket leases by IBC. During April 2000, we sold or closed IBC's remaining origination offices. IBC's current operations primarily consist of servicing its remaining small ticket leases and the new originations of SPB's middle market leasing group.

   IBC's net income was $471,000 for the quarter ended June 30, 2001 as compared to a net loss of $485,000 for the same period last year. IBC's net income was $161,000 for the six months ended June 30, 2001 as compared to a net loss of $500,000 for the same period last year. The increase in IBC's net income for the quarter and six months ended June 30, 2001 as compared to the same periods last year was primarily attributable to decreased mark-to-market charges on retained interests in lease securitizations offset by reduced gain on sale of leases and loan servicing income.

   IBC's other income was $1.3 million for the quarter ended June 30, 2001 as compared to $690,000 for the same period last year. IBC's other income was $2.0 million for the six months ended June 30, 2001 as compared to $2.7 million for the same period last year. Other income increased for the quarter and decreased for the six months ended June 30, 2001 primarily as the result of decreased mark-to-market losses on trading securities and retained interest in lease securitizations of $115,000 and $764,000 for the quarter and six months ended June 30, 2001 as compared to $1.0 million and $1.0 million for the same periods last year, respectively. At June 30, 2001, IBC was servicing $146.3 million of leases, generating lease servicing income of $1.1 million during the quarter ended June 30, 2001 as compared to $214.5 million of leases at June 30, 2000 and $1.1 million in servicing income for the same period last year, respectively. Loan servicing income remained relatively unchanged despite a significant reduction in leases serviced as compared to the prior year due to increased collections of late fees.

   IBC's total expenses were $1.3 million for the quarter ended June 30, 2001 as compared to $2.1 million for the same period last year. IBC's total expenses were $2.9 million as compared to $4.7 million for the same period last year. Total expenses decreased for the quarter and six months ended June 30, 2001 as compared to the same periods last year primarily due to reduced personnel and operating expenses. IBC's FTE decreased to 48 FTE at June 30, 2001 compared to 52 FTE at June 30, 2000.

   At June 30, 2001, IBC had no non-accruing leases as compared to $7,000 at December 31, 2000.

Income Property Lending Division

   IPL's net income was $2.0 million for the quarter ended June 30, 2001 as compared to net income of $853,000 for the same period last year. IPL's net income was $3.6 million for the six months ended June 30, 2001 as compared to net income of $1.4 million for the same period last year. The increase in IPL's net income for the quarter and six months ended June 30, 2001 primarily relates to a reversal of $639,000 and a provision for loan losses of $699,000 as compared to provisions of $13,000 and $79,000 for the same periods last year, respectively.

   IPL's net interest income remained unchanged at $3.2 million for the quarter ended June 30, 2001 and for the same period last year. IPL's net interest income was $6.5 million for the six months ended June 30, 2001 as compared to $5.7 million for the same period last year. The increase for the six months ended June 30, 2001 as compared to the same period last year was primarily the result of an increase in the average balance of outstanding loans. IPL's average outstanding loan balance for the quarter ended June 30, 2001, increased $37.6 million to $381.7 million as compared to $344.2 million for the same period last year. IPL's loan yields were 9.54% for the quarter ended June 30, 2001 as compared to 9.44% for the same period last year. IPL's average outstanding loan balance for the six months ended June 30, 2001, increased $65.4 million to $385.5 million as compared to $320.1 million for the same period last year. IPL's loan yields were 9.68% for the six months ended June 30, 2001 as compared to 9.28% for the same period last year. The increases in loan yields for the quarter and six months ended June 30, 2001 as compared to the same periods for the same period last year are a result of increased pre-payment penalty fees collected.

   IPL originated $61.4 million and $117.5 million of loans for the quarter and six months ended June 30, 2001 as compared to $61.6 million and $127.5 million of loans for the same periods last year, respectively. During the quarter and six months ended June 30, 2001, IPL sold $63.4 million and $107.8 million as compared to $2.1 million and $36.9 million of its loans for the same periods last year, respectively.

   IPL earned total other income of $230,000 and $756,000 for the quarter and six months ended June 30, 2001 as compared to $347,000 and $773,000 for the same periods last year, respectively. IPL's other income consists of gain on sale of loans, loan servicing income and other fee income.

   IPL's total expenses remained unchanged at $2.1 million for the quarter ended June 30, 2001 and the same period last year. IPL's total expenses were $4.4 million for the six months ended June 30, 2001 as compared to $4.1 million for the same period last year. Total expenses increased for the six months ended June 30, 2001 as compared to the same period last year primarily due to increased occupancy and professional services expenses. IPL's FTE decreased to 44 FTE at June 30, 2001 compared to 65 FTE at June 30, 2000.

   At June 30, 2001, IPL's non-accrual loans were $2.8 million as compared to $1.7 million at December 31, 2000.

Loan Participation and Investment Group

   We are not originating any new commitments for LPIG at this time since we believe that the capital that is currently being deployed at SPB to support LPIG's business could be better utilized in our other core businesses. As such, we anticipate that the current outstanding balance of LPIG's loans will decrease over time as this portfolio runs-off.

   LPIG's net loss was $1.5 million for the quarter ended June 30, 2001 as compared to a net loss of $7.8 million for the same period last year. LPIG's net loss was $2.1 million for the six months ended June 30, 2001 as compared to a net loss of $13.0 million for the same period last year. The decreases in LPIG's net loss for the quarter and six months ended June 30, 2001 was primarily attributable to a decrease in the provision for loan losses as a result of reductions in the level of classified assets and non-accrual loans. Net income includes a provision for loan losses of $817,000 and $971,000 for the quarter and six months ended June 30, 2001 as compared to $14.6 million and $23.8 million for the same periods last year, respectively.

   LPIG's average loans outstanding decreased to $103.6 million and $113.0 million for the quarter and six months ended June 30, 2001 as compared to $191.2 million and $205.2 million for the same periods last year.

   As a result of the decreases in LPIG's average loans outstanding and a reduction in loan yield related to decreases in the Libor rate, LPIG's net interest income decreased to $338,000 and $1.1 million for the quarter and six months ended June 30, 2001 as compared to $1.5 million and $3.0 million for same periods last year, respectively. The yield on LPIG's loans for the quarter ended June 30, 2001 decreased 108 bps to 7.25% as compared to 8.33% in the prior year. The yield on LPIG's loans for the six months ended June 30, 2001 decreased 59 bps to 7.74% as compared to 8.33% in the prior year.

   LPIG's other (expense)/income was ($691,000) for the quarter ended June 30, 2001 as compared to $56,000 for same period last year. LPIG's other expense was $1.6 million for the six months ended June 30, 2001 as compared to $495,000 for same period last year. The decreases in other income were primarily the result of increased mark-to-market losses on nationally syndicated bank loans funded through total return swaps and losses on sales of potential problem LPIG loans. For the quarter and six months ended June 30, 2001, LPIG's mark-to-market losses were $714,000 and $1.5 million as compared to $354,000 and $905,000 for the same periods last year, respectively.

   LPIG's total expenses were $295,000 for the quarter ended June 30, 2001 as
compared to $326,000 for the same period last year.   LPIG's total expenses were
$605,000 for the six months ended June 30, 2001 as compared to $706,000 for the same period last year. Total expenses decreased for the quarter and six months ended June 30, 2001 as compared to the same periods last year primarily due to reductions in legal and professional expenses. LPIG's FTE decreased to three FTE at June 30, 2001 as compared to four FTE at June 30, 2000.

   At June 30, 2001, LPIG's non-accrual loans were $14.6 million as compared to $26.2 million at December 31, 2000. LPIG incurred net charge-offs of $6.2 million for the quarter ended June 30, 2001 as compared net charge-offs of $14.1 million for the same period last year. LPIG incurred net charge-offs of $5.8 million for the six months ended June 30, 2001 as compared net charge-offs of $14.4 million for the same period last year.

Asset Management Activities

   AMA's net loss was $42,000 for the quarter ended June 30, 2001 as compared to a net loss of $58,000 for the same period last year. AMA's net income was $68,000 for the six months ended June 30, 2001 as compared to a net loss of $43,000 for the same period last year. The increase in net income for the six months ended June 30, 2001 as compared to last year was primarily related to reduced personnel and general and administrative costs. AMA's FTE was 7 FTE at June 30, 2001 compared to 6 FTE at June 30, 2000.

   Total expenses from AMA activities were $660,000 for the quarter ended June 30, 2001 as compared to $804,000 for the same period last year. Total expenses from AMA activities were $1.4 million for the six months ended June 30, 2001 as compared to $1.6 million for the same period last year. Total expenses decreased for the periods as compared to the same periods last year due to decreased professional services and general and administrative expenses.

Other Core Operations

   OCO provides support to our subsidiaries through executive management oversight and advice, accounting, audit, operations, legal services, human resources administration, insurance programs, office services, premises administration, and management information systems support. OCO also includes but is not limited to interest and dividend income from parent company loans, interest expense on our long-term debt, mark-to-market charges on the securities we invested in at our holding company, and extraordinary items.

   The net loss of OCO was $19.8 million for the quarter ended June 30, 2001 as compared to net income of $5.0 million for the same period last year. The net loss of OCO was $23.3 million for the six months ended June 30, 2001 as compared to net income of $2.4 million for the same period last year. The net loss for the quarter and six months ended June 30, 2001 includes establishing an additional $10.0 million deferred tax asset valuation allowance. The net loss for the quarter ended June 30, 2001 also includes a $1.2 million loss on impairment of securities as compared to a gain on sale of securities of $12.4 million for the same period last year. OCO's loss before the $10.0 million deferred tax valuation allowance was $7.7 million and $11.8 million for the quarter and six months ended June 30, 2001 as compared to pre-tax income of $6.1 million and $476,000 for the same periods last year, respectively. The pre-tax loss for the quarter and six months ended June 30, 2001 includes a $2.2 million and $1.5 million net loss from the early extinguishment of debt as compared to a $1.1 million and $2.1 million net gain from the early extinguishment of debt for the same periods last year, respectively. OCO's FTE decreased to 17 FTE at June 30, 2001 as compared to 37 FTE at June 30, 2000.

   Total expenses of OCO were $3.1 for the quarter ended June 30, 2001 as compared to $1.7 million for the same period last year. Total expenses of OCO were $4.2 for the six months ended June 30, 2001 as compared to $3.0 million for the same period last year. The increase in expenses for the quarter and six months ended June 30, 2001 as compared to the same periods in the prior year primarily resulted from increased legal and professional fees and litigation settlements.

NON-CORE BUSINESS LINES

   We also operate "non-core" businesses, which other than ICG, consist of businesses that we've decided to de-emphasize. We group these businesses into the following categories:

Equity Interests

   During the fourth quarter of 2000, the Company reduced its ownership percentage in ICG from 63.2% to 38.5% through the sale of a part of its equity interest to ICG and certain management members of ICG. As a result, we began to consider ICG as an Equity Interest beginning in the fourth quarter of 2000. The income from ICG is accounted for by the equity method of accounting beginning with the fourth quarter of 2000 and ending in the first quarter of 2001 as a result of the sale of our remaining interest in ICG. For the quarter and six months ended June 30, 2001, our Equity Interests generated net revenues of $0 and $1.1 million, exclusively from ICG, and net income of $0 and $912,000.

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

Exited Businesses

   Net income from Exited Businesses operations was $255,000 for the quarter ended June 30, 2001 as compared to net income of $1.8 million for the same period last year. Net income from Exited Businesses operations was $1.7 million for the six months ended June 30, 2001 as compared to a net loss of $3.4 million for the same period last year. The decrease in net income for the quarter ended June 30, 2001 as compared to the same period last year primarily resulted from reductions in rental income associated with the sale of Real Property at ICCMIC. Rental income for the quarter ended June 30, 2001 was $1.4 million as compared to $2.6 million for the same period last year. The increase in net income for the six months ended June 30, 2001 as compared to the same periods last year primarily resulted from $3.3 million of rental income derived from assets purchased in the ICCMIC acquisition and $2.8 million of negative goodwill amortization generated by the ICCMIC purchase as compared to $2.7 million in rental income and $1.9 million of negative goodwill amortization for the same period last year.

   Total expenses at our Exited Businesses decreased to $123,000 and $966,000 for the quarter and six months ended June 30, 2001 as compared to $2.5 million and $5.2 million for the same periods last year, respectively. The decrease in total expenses for the quarter and six months ended June 30, 2001 was primarily due to the wind-down of non-core businesses in addition to the negative goodwill amortization generated by the ICCMIC purchase.

   Our non-core loans decreased to $76.4 million at June 30, 2001 as compared to $95.1 million at December 31, 2000. The remaining non-core portfolios primarily consist of lower risk single family mortgage loans.

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

   At June 30, 2001 and December 31, 2000, SPB had total deposits of approximately $1.53 billion compared to $1.64 billion, respectively. SPB solicits both individual and institutional depositors for new accounts through print advertisements and computerized referral networks. SPB currently maintains two deposit gathering facilities in Southern California. At these facilities, tellers provide banking services to customers such as accepting deposits and making withdrawals. Generally, SPB's certificates of deposit are offered for terms of one to 12 months.

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

   As an additional source of funds, SPB was approved in 1991 to become a member of the Federal Home Loan Bank of San Francisco. Currently, SPB is approved for borrowings from the Federal Home Loan Bank pursuant to a secured line of credit that is automatically adjusted subject to applicable regulations and available pledged collateral. At June 30, 2001, there were $55.0 million of outstanding FHLB advances to SPB. SPB may borrow a maximum of $158.1 million from the FHLB at June 30, 2001.

ASSET QUALITY

Allowance for Loan and Lease Losses

   The allowance for loan and lease losses was $55.1 million or 4.83% of total net loans held for investment as compared to $63.6 million or 5.36% of total net loans held for investment at December 31, 2000, respectively. The ratio of the allowance for loan and lease losses to non-accrual loans and leases ("coverage ratio") was 76.07% at June 30, 2001 as compared to 81.02% at December 31, 2000.

   For the quarter and six months ended June 30, 2001, the provision for loan and lease losses was $26.7 million and $31.3 million as compared to $63.2 million and $87.2 million for the same periods of the prior year, respectively. The increase in provision for loan and lease losses for the quarter and six months ended June 30, 2001 was primarily a result of $27.4 million and $30.1 million in net charge-offs in the CBC loan portfolio. CBC's charge-offs in the second quarter of 2001 primarily related to the bankruptcy of two of its borrowers in the telecommunications and technology industries, and the discovery of fraud related to one loan. The additional provision for loan losses related to these credits was $21.7 million. The LPIG loan portfolio suffered from net charge-offs of $6.2 million and $5.8 million for the quarter and six months ended June 30, 2001. LPIG's charge-offs were related to the deterioration of collateral supporting these credits. The provision for loan and lease losses for the quarter and six months ended June 30, 2000 were primarily the result of a significant increase in potential problem assets, non-performing assets and charge-offs.

    Activity in the allowance for loan and lease losses was as follows:

                                                                                  For the Six months ended
                                                                                          June 30,
                                                                                          --------
                                                                                      2001           2000
                                                                                      ----           ----
                                                                                        (In thousands)
   Beginning balance as of January 1, 2001 and 2000...........................      $ 63,625       $ 31,841
   Provision for loan and lease losses........................................        31,325         87,175
   Business acquisition.......................................................            --            639
                                                                                    --------       --------
                                                                                      94,950        119,655
                                                                                    --------       --------

   Loans and Leases charged off--Core Business Lines:
   Multifamily and commercial real estate.....................................           (97)           (32)
   Asset based and cash stream loans..........................................       (35,574)       (46,449)
   Loan Participations........................................................        (6,154)       (14,377)
   Leases.....................................................................           (55)          (265)
   Mortgage warehouse lines...................................................        (3,288)        (6,514)
   Commercial and industrial loans............................................            --            (27)
   Autolend...................................................................            --           (902)
                                                                                    --------       --------
                                                                                     (45,168)       (68,566)
                                                                                    --------       --------

   Loans charged off--Non-Core Business Lines:
   Single family residential..................................................        (1,118)        (1,811)
   Consumer loans.............................................................          (146)          (359)
   Franchise loans............................................................            --            (94)
                                                                                    --------       --------
                                                                                      (1,264)        (2,264)
                                                                                    --------       --------

   Total charge-offs..........................................................       (46,432)       (70,830)
                                                                                    --------       --------

   Recoveries on loans and leases previously charged off --Core Business
   Lines:
   Asset based and cash stream loans..........................................         5,465             --
   Loan participations........................................................           379             --
   Mortgage warehouse lines...................................................           437             --
   Leases.....................................................................           136            211
                                                                                    --------       --------
                                                                                       6,417            211
                                                                                    --------       --------
   Net charge-offs--Core Business Lines.......................................       (38,751)       (68,355)
                                                                                    --------       --------

   Recoveries on loans previously charged off --Non-Core Business Lines:
   Single family residential..................................................             7            115
   Consumer...................................................................           108             68
   Franchise loans............................................................            --             34
   Auto loans.................................................................            --            889
                                                                                    --------       --------
                                                                                         115          1,106
                                                                                    --------       --------
   Total recoveries...........................................................         6,532          1,317
                                                                                    --------       --------
   Net charge-offs--Non-core business lines...................................        (1,149)        (1,158)
                                                                                    --------       --------
   Total net-charge-offs......................................................       (39,900)       (69,513)
                                                                                    --------       --------
   Balance as of June 30, 2001 and 2000.......................................        55,050         50,142
                                                                                    --------       --------
   Allowance for loan losses at AMN as of June 30, 2001 and 2000..............           129             13
                                                                                    --------       --------
   Total allowance for loan and lease losses..................................      $ 55,179       $ 50,155
                                                                                    ========       ========
   Total allowance for loan and lease losses to non-accrual loans and leases..         76.07%         55.21%

Non-performing Assets ("NPA") and Non-accrual Loans and Leases

   Our NPA's consist of non-accruing loans, Other Real Estate Owned ("OREO") and repossessed assets. NPA's and non-accrual loans decreased to $85.7 million and $72.5 million at June 30, 2001 as compared to $87.4 million and $78.5 million at December 31, 2000, respectively. The decrease in NPA's was primarily related to the LPIG and IWF loan portfolios. LPIG's non-accrual loans decreased to $14.6 million as compared to $26.2 million at December 31, 2000. IWF's non-accrual loans decreased to $7.4 million at June 30, 2001 as compared to $9.4 million at
December 31, 2000.   These decreases were partially offset by increases of non-
accrual loans at CBC and non-performing assets at LHO. CBC's non-accrual loans were $37.6 million at June 30, 2001 as compared to $31.8 million at December 31, 2000. LHO's non-performing assets were $12.0 million at June 30, 2001 as compared to $8.0 million at December 31, 2000. The increase related to LHO's non-performing assets was primarily attributable to the purchase of additional non-performing entertainment assets with an estimated value of $4.9 million. This purchase during the quarter ended March 31, 2001 completed the Company's obligation to purchase non-performing assets under the LHO purchase agreement. During the quarter ended June 30, 2001, classified assets at SPB decreased 28% from levels at March 31, 2001.

   Total NPA's as a percentage of loans, OREO and repossessed assets were 5.59% at June 30, 2001, as compared to 5.54% at December 31, 2000. In general, accounts receivable, inventory, fixed assets, real estate, and intangibles collateralize the non-performing loans at CBC. The non-performing loans at IPL are generally collateralized by real estate.

   The following table sets forth the amount of non-performing assets attributable to our core lending activities and our Exited Businesses:


                                                                         June 30,                  December 31,
                                                                           2001                        2000
                                                                         --------                  ------------
                                                                 Core Lending     Exited     Core Lending     Exited
                                                                  Activities    Businesses    Activities    Businesses
                                                                 ------------   ----------   ------------   ----------
                                                                                (Dollars in thousands)
Non-accrual loans:
IPL............................................................    $    2,761      $    --     $    1,650      $    --
IWF............................................................         7,417           --          9,404           --
CBC............................................................        37,580           --         31,795           --
IBC............................................................            --           --              7           --
Film and television production loans...........................           774           --            246           --
LPIG...........................................................        14,607           --         26,206           --
One-to-four family.............................................            --        2,372             --        3,564
Consumer loans.................................................            --           28             --           85
Auto loans.....................................................            --          487             --          716
Other commercial...............................................            --        6,510             --        4,856
                                                                   ----------      -------     ----------      -------
Total non-accrual loans........................................        63,139        9,397         69,308        9,221
                                                                   ----------      -------     ----------      -------

OREO and repossessed assets:
Acquired film and television assets............................        11,270           --          7,752           --
IBC............................................................            --           --              2           --
Auto Lending...................................................            --           29             --           82
One-to-four family.............................................            --        1,293             --          816
Leases.........................................................           611           --             --           --
Other commercial...............................................            --           --             --          188
                                                                   ----------      -------     ----------      -------
Total OREO and repossessed assets..............................        11,881        1,322          7,754        1,086
                                                                   ----------      -------     ----------      -------
Total NPA's....................................................    $   75,020      $10,719     $   77,062      $10,307
                                                                   ==========      =======     ==========      =======

Total loans, OREO and repossessed assets.......................    $1,456,733      $77,728     $1,479,924      $96,218
Total NPA's as a percentage of loans, OREO
  and repossessed assets.......................................          5.15%       13.79%          5.21%       10.71%

   The following table sets forth the amounts of and changes in non-performing loans attributable to our core lending activities:

                                                                   (Dollars in thousands)
                                         --------------------------------------------------------------------------
                                            CBC       LPIG       IWF       IPL      LHO     IBC   Other     Total
                                         ---------  ---------  --------  --------  ------  -----  ------  ---------
December 31, 2000......................  $ 31,795   $ 26,206   $ 9,404   $ 1,650   $ 246   $  7   $  --   $ 69,308
New non-accrual loans..................    52,390     11,651    11,780     3,702     752     26     611     80,912
Loans sold.............................        --    (13,013)       --      (259)     --     --      --    (13,272)
Transferred to REO.....................        --         --      (564)     (261)     --     --      --       (825)
Gross charge-offs......................   (35,574)    (6,154)   (3,288)      (97)     --     --     (55)   (45,168)
Reinstatements and paydowns............   (11,031)    (4,083)   (9,915)   (1,974)   (224)   (33)   (556)   (27,816)
                                         --------   --------   -------   -------   -----   ----   -----   --------
June 30, 2001..........................  $ 37,580   $ 14,607   $ 7,417   $ 2,761   $ 774   $ --   $  --   $ 63,139
                                         ========   ========   =======   =======   =====   ====   =====   ========

Number of non-accrual
  Loans at June 30, 2001...............        10          4        38        11       2     --      --         65
Principal balance of smallest
  non-accrual loan at June 30, 2001....  $    271   $     91   $   164   $    31   $ 199   $ --   $  --   $     31
Principal balance of largest
  non-accrual loan at June 30, 2001....  $ 13,000   $ 10,100   $ 2,125   $ 1,312   $ 575   $ --   $  --   $ 13,000

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

   Management believes that the allowance for loan and lease losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based upon changes in economic conditions. In addition, bank regulatory agencies, as an integral part of their examination process, periodically review SPB's allowance for loan and lease losses. Such agencies may require SPB to recognize additions to the allowance for loan and lease losses based on their judgments about information available to them at the time of their examination.

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

   Loans and leases held for investment consisted of the following at June 30, 2001 and December 31, 2000:

                                                                                        June 30,     December 31,
                                                                                          2001           2000
                                                                                       ----------     ----------
                                                                                        (Dollars in thousands)
Loans secured by real estate:
 One-to-four family.................................................................   $   59,410     $   72,502
 Multi-family.......................................................................       34,166         42,695
 Commercial.........................................................................       14,974         14,025
                                                                                       ----------     ----------
                                                                                          108,550        129,222
 Leases.............................................................................       27,968         10,431
 Consumer and auto loans............................................................        1,681          3,480
 Franchise loans....................................................................        8,703          8,797
 Asset based and cash stream loans..................................................      665,381        752,883
 Loan participations................................................................       80,107        123,471
 Mortgage warehouse lines...........................................................      128,982         50,639
 Film and television production loans...............................................      116,543         83,688
 Commercial loans...................................................................       12,189         18,223
                                                                                       ----------     ----------

  Total.............................................................................    1,150,104      1,180,834
 Loans in process...................................................................          225         11,860
 Unamortized premium................................................................        1,020          1,341
 Deferred loan fees.................................................................      (10,630)        (7,916)
                                                                                       ----------     ----------
  Total net loans and leases held for investment....................................    1,140,719      1,186,119
 Allowance for loan and lease losses................................................      (55,050)       (63,625)
                                                                                       ----------     ----------
  Total.............................................................................   $1,085,669     $1,122,494
                                                                                       ==========     ==========
Allowance for loan and lease losses to net loans and leases held for investment.....         4.83%          5.36%

   Loans held for investment are primarily comprised of asset based loans to middle market companies mainly in California, participations in commercial loan syndications, first and second lien mortgages secured by income producing and residential real property in California, and mortgage warehouse lines secured by newly originated residential mortgage loans. CBC has historically concentrated its lending efforts in the domestic technology and aircraft industries.

REGULATORY MATTERS

SPB's Capital Ratios

   The following table presents SPB's actual capital ratios and the corresponding minimum adequate and well capitalized capital ratio requirements under the (i) FDIC Risk-based Capital and Tier 1 Capital regulations and (ii) the FDIC Leverage ratio regulation as of June 30, 2001. See -"Agreements with Regulators".

                                                                                       Minimum "Well
                                                               Minimum "Adequate"       Capitalized"
                                                 Actual           Requirement           Requirement
                                                 ------           -----------           -----------
                                             Amount   Ratio     Amount     Ratio     Amount      Ratio
                                             ------   -----     ------     -----     ------      -----
                                                                 (Dollars in thousands)
  Risk-based Capital......................  $135,542   8.24%    $131,552    8.00%    $164,440  10.00%
  Risk-based Tier 1 Capital...............    94,605   5.75       65,776    4.00      98,664    6.00
  FDIC Leverage Ratio.....................    94,605   5.37       70,378    4.00      87,972    5.00

LIQUIDITY AND CAPITAL RESOURCES

   We generate liquidity at ICII from a variety of sources, including interest income from loans and investments, income tax payments received from our subsidiaries, dividends from subsidiary earnings, and sales of non-core assets and investments. An industrial bank such as SPB may declare dividends only in accordance with California Law and FDIC regulations, which impose legal limitations on the payment of dividends. Under its Regulatory Orders, SPB is prohibited from paying cash dividends on its common stock without the prior approval of the DFI and the FDIC. Because cash dividends reduce the regulatory capital of SPB, and because of the restrictions contained in the Regulatory Orders, it is unlikely that SPB will pay cash dividends to ICII on its stock in the near future and there is no assurance that SPB will ever resume paying cash dividends to ICII. The continued prohibition against SPB paying to us, unless approved in advance by the DFI and FDIC, cash dividends would adversely affect our ability to make required payments of interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, or to pay the interest on, our indebtedness will depend upon the ability of SPB to obtain regulatory approvals necessary to permit it to pay us dividends on its common stock and bank preferred stock, as well as upon our future performance and that of SPB which, are subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. The ability of SPB to comply with the Regulatory Orders also will impact its operations. Management believes that, based on current levels of operations, cash flows from operations and continued liquidation of ICII's assets, and assuming that SPB is able to obtain the necessary regulatory approvals to pay ICII dividends, we will be able to fund our liquidity and capital expenditure requirements for the foreseeable future, including scheduled payments of interest and principal on our indebtedness.

   ICII's primary cash requirements include income tax payments and interest payments on outstanding debt obligations. We also use available cash to make loans to our operating companies and investments in subsidiaries. At June 30, 2001 ICII held $10.3 million of cash and interest bearing deposits as compared to $15.9 million at December 31, 2000. At June 30, 2001, ICII and its non-bank subsidiaries had available cash and cash equivalents of $17.5 million.

   The current amount of cash and interest bearing deposits held at ICII is significantly less than the $183.8 million of outstanding ROPES, Senior Secured Notes, and long-term debt at June 30, 2001. The ability of ICII to repay these obligations in accordance with their stated maturities is dependent on the cash flows generated by it and other guarantor subsidiaries, in addition to future dividend payments from SPB to ICII. SPB is unable to pay dividends at the present time.

    On March 30, 2001, ICII exchanged $22.0 million of SPB's subordinated debt and contributed $14.0 million in cash in exchange for 36,000 shares of SPB's Series B noncumulative perpetual preferred and also made a common equity contribution of $7.2 million in cash to SPB. Although such capital contributions resulted in SPB's capital ratios being above that required by statute to be considered "adequately capitalized", SPB does not meet the capital ratio targets specified by the Regulatory Orders. On June 30, 2001, ICII contributed $5.0 million in cash as common equity to SPB. An additional approximately $45.3 million would have had to be contributed to cause SPB to meet the capital ratio targets specified by the Regulatory Orders at June 30, 2001.


   We formally financed our lending activities through warehouse lines of credit and repurchase facilities with financial institutions, equity and debt offerings in the capital markets, deposits or borrowings at SPB and securitizations. As a result of our company's recent financial performance, and based on guidance from Moody's and Standard and Poor's ratings services, we do not believe that the capital markets are currently efficient sources of funding capital. As such, we believe that our current sources of liquidity are limited to the deposits of SPB and FHLB advances to SPB. There can be no assurance that we will regain efficient access to the capital markets in the future or that financing will be available to satisfy our operating and debt service requirements or to fund our future growth.

   SPB obtains the liquidity necessary to fund its investing activities through deposits and, if necessary, through borrowings under lines of credit and from the FHLB. At June 30, 2001 and December 31, 2000, SPB had maximum FHLB borrowing capacity equal to $158.1 million and $137.2 million, respectively. There were $55.0 million of outstanding FHLB advances at June 30, 2001 as compared to $65.0 million at December 31, 2000. FHLB advances are secured by certain real estate loans with a carrying value of $154.2 million at June 30, 2001.

   For the quarter ended June 30, 2001, SPB's deposit portfolio, which consists primarily of certificates of deposit, decreased $110.1 million to $1.53 billion at June 30, 2001 from $1.64 billion at December 31, 2000.

   SPB has been able to acquire new deposits through its local marketing strategies as well as domestic money markets. Under regulatory orders applicable during the second quarter of 2001, SPB may raise brokered deposits of no more than $39.8 million so long as SPB remains "Adequately Capitalized" as defined by banking regulations. As of June 30, 2001, SPB's outstanding balance of brokered deposits was $14.8 million. SPB maintains liquidity in the form of cash and interest-bearing deposits with financial institutions. SPB tracks on a daily basis all new loan applications by office and, based on historical closing statistics, estimates expected fundings.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
          -----------------------------------------------------------

   There have been no material changes to the quantitative and qualitative disclosures about market risk included in our annual report on Form 10-K/A for the year ended December 31, 2000.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

   Our Company and three of our directors are defendants in a consolidated federal securities class action, In re Imperial Credit Industries, Inc. Securities Litigation, Case No. 98-8842 SVW, in the United States District Court for the Central District of California. This action, purportedly filed on behalf of a class of persons who purchased our company's securities during the period January 29, 1998 through October 1, 1998, was originally filed in November 1998. Plaintiffs allege that defendants made false and misleading statements and omitted to reveal the truth concerning the value of Imperial Credit Industries, Inc.'s investments in SPFC, resulting in an artificial inflation of the price of our securities. On defendants' motions, the Court dismissed, with leave to amend, plaintiffs' original complaint and their consolidated amended class action complaint. On February 22, 2000, the Court denied defendants' motion to dismiss plaintiffs' second amended consolidated class action complaint. On March 9, 2000, defendants answered the second amended consolidated class action complaint and asserted a number of affirmative defenses. On March 21, 2000, plaintiffs moved for class certification. On August 7, 2000, the Court granted plaintiffs' motion for class certification. The Court had set the pretrial conference for April 30, 2001 and trial for May 8, 2001. On February 9, 2001, the Court granted plaintiffs leave to file a third amended complaint, in which plaintiffs added a new defendant, KPMG LLP, our company's independent auditor. On March 6, 2001, defendants answered the third amended complaint and asserted a number of affirmative defenses. On May 2, 2001, we received notice from the United States District Court for the Central District of California that it has granted our motion for summary judgment.

   Our Company is a defendant in Steadfast Insurance Company v. Auto Marketing Network Inc. and Imperial Credit Industries, Inc. ("ICII"), filed on August 12, 1997 in the Northern District of Illinois, Case No. 97-C-5696. The plaintiff is seeking damages in the amount of $27 million allegedly resulting from the fraudulent inducement to enter into, and the subsequent breach of, a motor vehicle collateral enhancement insurance policy. In May 1998, we filed a counterclaim against the plaintiff for $54 million in damages based on the allegation that the underlying claim was filed in bad faith. In January 1999, the Court entered a preliminary injunction which enjoined us from transferring assets of Auto Marketing Network, Inc., in amounts that would cause the total assets of Auto Marketing Network to be less than $20 million in value. The injunction has since been removed. We moved to dismiss ICII from the lawsuit and, on April 17, 2000, the Court granted ICII's motion in part and found that ICII is not liable for any of Steadfast's losses arising from payments for defaulted loans. The Court had pending a motion for partial summary judgment, filed by the plaintiff, and a motion for summary judgment filed by ICII on its counterclaim against Steadfast. Steadfast also had counter-moved for summary judgment on ICII's counterclaim, and the parties have filed motions seeking the exclusion of each other's expert witnesses. On July 31, 2001, the Court denied all summary judgment motions, granted motions to exclude the parties' experts' testimony and ordered a status hearing for August 30, 2001.

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

   Our company and two of our directors, among others, are defendants in an adversary proceeding filed by the liquidating trustee of the Southern Pacific Funding Corp. liquidating trust on October 5, 2000, in the U.S. Bankruptcy Court for the District of Oregon, In re Southern Pacific Funding Corp. Case No. 398-37613-elp 11, Beck v. Imperial Credit Industries, Inc., et al, Adv. Proc. No. 00-03337-elp. The trustee seeks to recover damages in excess of $238.5 million for losses alleged to have been incurred by SPFC in connection with its sub-prime lending and securitization program during the years 1995-1998. The trustee alleges that the losses were caused by defendants' breaches of fiduciary duties and negligence. In addition, the trustee seeks equitable re-characterization of certain ICII claims against the SPFC bankruptcy estate and also asserts a right of setoff against all defendants' various claims against the bankruptcy estate for the wrongs alleged in the breach of fiduciary duties and negligence claims. The Company and its two directors moved to dismiss the adversary proceedings for lack of subject matter jurisdiction and failure to state a claim. These motions were heard by the Bankruptcy Court on December 20, 2000. By orders entered January 18, 2001, the Bankruptcy Court denied the motion to dismiss for lack of subject matter jurisdiction but granted, with leave to amend, the motion to dismiss for failure to state a claim. The trustee has until September, 2001 to file an amended complaint.


Item 2.  Changes in Securities
         ----------------------

     The Company successfully completed an exchange offer for its outstanding senior notes. As of the close of the exchange offer on June 28, 2001, $39,995,000 of the total outstanding $41,035,000 of Remarketed Redeemable Par Securities, Series B of the Imperial Credit Capital Trust I, due in June 2002, $144,352,000 of the total of $165,939,000 of 9.875% Series B Senior Notes due January, 2007 and $3,468,000 of the total outstanding $10,932,000 of 9.75% Senior Notes due January 2004, were validly tendered. The exchange offer reduced the principal balance of the Company's senior debt by a total of $60,323,000 and completes the second phase of a three phase financial restructuring at ICII. As part of the debt exchange offer, the Company issued 8,784,437 shares of common stock and 6,105,544 warrants to acquire shares of common stock at an exercise price of $2.15 per share on June 28, 2001. The third phase of the restructuring includes the issuance of up to $20.0 million of secured convertible debt. The majority of the proceeds of the convertible debt issuance will be invested as additional capital into Southern Pacific Bank. The third phase of the restructuring is expected to be completed during the month of August 2001. As of June 30, 2001, $10.0 million of new convertible debt had been issued by the Company.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

     None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     The 2001 Annual Meeting of Shareholders was held on June 26, 2001. The results certified by the Inspector of Elections were:

     Proposal 1.  Election of the following nominees as directors of the
Company:


                                         For              Withheld
                                     ----------          ----------
     H. Wayne Snavely                19,748,345          2,832,107
     Robert S. Muehlenbeck           19,834,313          2,746,139
     James P. Staes                  19,860,185          2,720,267
     Michael R. McGuire              19,860,185          2,720,267
     Michael S. Riley                19,860,185          2,720,267
     Theodore R. Maloney             19,860,185          2,270,267
     Charles E. Underbrink           19,860,185          2,720,267

     Proposal 2.  To approve the issuance of Common Stock or securities convertible into or exercisable for Common Stock to recapitalize the Company:

                  For                 Against      Abstain
                  ---                 --------     -------
                  22,330,654          235,286      14,512

     Proposal 3.  To approve the Company's 2001 Long Term Stock Incentive Plan providing for grants of stock options and other stock-based incentive compensation awards to officers, directors and key employees:

                  For                 Against      Abstain
                  ---                 --------     -------
                  18,735,292          3,818,048    27,112

     Proposal 4.  To ratify the appointment of KPMG LLP as independent public accountants for the year ending December 31, 2001:

                  For                 Against      Abstain
                  ---                 --------     -------
                  21,794,793          66,639       719,020

     Proposal 5.  To amend our Articles of Incorporation to change our corporate name to SPB Bancorp, Inc. :

                  For                 Against      Abstain
                  ---                 --------     -------
                  22,551,394          26,646         8,412

     Proposal 6.  To amend our Articles of Incorporation to permit the Board of
                  Directors to effect a reverse stock split:

                  For                 Against      Abstain
                  ---                 --------     -------
                  19,326,625          2,834,321    419,506

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------

     The Registrant disclosed on Form 8-K on August 6, 2001, Management Changes and Results of Operations for the period ended June 30, 2001.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Imperial Credit Industries, Inc.

Date: August 14, 2001              By: /s/ Paul B. Lasiter
      ---------------              --------------------------------
                                   Paul B. Lasiter
                                   Senior Vice President-Corporate Controller