Form 10-Q
period 2001-09-30
IMPERIAL CREDIT INDUSTRIES INC
filed 2001-11-19
CIK 883811

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001
               -------------------------------------------------

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

                               Yes  X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

                    Class                Shares Outstanding at November 16, 2001
                    -----                ---------------------------------------
          Common Stock, no par value                   42,180,798

================================================================================

                       IMPERIAL CREDIT INDUSTRIES, INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS
                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

Item 1.    Financial Statements                                                                                Page
           --------------------                                                                                ----
           Consolidated Balance Sheets - September 30, 2001 and December 31, 2000......................          3
           Consolidated Statements of Operations and Comprehensive Loss - Three and
           Nine Months Ended September 30, 2001 and 2000...............................................          4
           Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2001 and 2000.......          5
           Consolidated Statement of Changes in Shareholders' (Deficit) Equity-Nine Months
           Ended September 30, 2001....................................................................          7
           Notes to Consolidated Financial Statements..................................................          8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......         17
           -------------------------------------------------------------------------------------

Item 3.    Quantitative and Qualitative Disclosures about Market Risk..................................         36
           ----------------------------------------------------------

                                           PART II - OTHER INFORMATION
                                           ---------------------------

Item 1.    Legal Proceedings...........................................................................         36
Item 2.    Changes in Securities.......................................................................         37
Item 3.    Defaults Upon Senior Securities.............................................................         37
Item 4.    Submission of Matters to a Vote of Security Holders.........................................         37
Item 5.    Other Information...........................................................................         37
Item 6.    Exhibits and Reports on Form 8-K............................................................         37
           Signatures..................................................................................         38

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

ITEM 1. FINANCIAL STATEMENTS
-----------------------------

                       IMPERIAL CREDIT INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (unaudited)

                                                                                                  September 30,   December 31,
                                                                                                       2001           2000
                                                                                                       ----           ----
                                             ASSETS
Cash............................................................................................     $   79,499     $   30,938
Interest bearing deposits.......................................................................         17,110        183,193
Investment in Federal Home Loan Bank stock......................................................          4,400          4,148
Securities held for trading, at market..........................................................         70,899        164,050
Securities available for sale, at market........................................................         71,980         63,684
Loans and leases held for sale, net.............................................................        171,526        386,469
Loans and leases held for investment, net of unearned income and deferred loan fees.............      1,200,168      1,186,119
   Less: allowance for loan and lease losses....................................................        (61,407)       (63,625)
                                                                                                     ----------     ----------
Loans held for investment, net..................................................................      1,138,761      1,122,494

Real property...................................................................................         35,533         53,840
Retained interest in loan and lease securitizations.............................................             --          6,330
Accrued interest receivable.....................................................................         10,769         15,744
Premises and equipment, net.....................................................................          8,184          9,791
Other real estate owned and other repossessed assets, net.......................................         12,987          8,778
Goodwill........................................................................................         30,274         32,330
Other assets....................................................................................         25,188         28,158
Net assets of discontinued operations...........................................................          9,211         17,630
                                                                                                     ----------     ----------
       Total assets.............................................................................     $1,686,321     $2,127,577
                                                                                                     ==========     ==========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits........................................................................................     $1,359,496     $1,632,704
Borrowings from Federal Home Loan Bank..........................................................         10,000         65,000
Senior secured notes............................................................................         16,200             --
Exchange notes..................................................................................        171,578             --
Company obligated mandatorily redeemable preferred securities of
   subsidiary trust holding solely debentures of the company ("ROPES")..........................          1,040         42,885
Senior notes....................................................................................         28,990        176,757
Senior convertible notes........................................................................         10,000             --
Other borrowings................................................................................         24,384         84,118
Accrued interest payable........................................................................         10,902         18,992
Accrued income taxes payable....................................................................         29,955         20,522
Minority interest in consolidated subsidiaries..................................................          1,141          1,116
Goodwill........................................................................................         19,340         23,797
Other liabilities...............................................................................         14,124         22,244
                                                                                                     ----------     ----------
       Total liabilities........................................................................      1,697,150      2,088,135
                                                                                                     ----------     ----------

Shareholders' (deficit) equity:
Preferred stock, 8,000,000 shares authorized; none issued or outstanding........................             --             --
Common stock, no par value. Authorized 80,000,000 shares; 42,180,798 and 32,096,361 shares
     issued and outstanding at September 30, 2001 and December 31, 2000, respectively...........        113,122         97,668
Accumulated deficit.............................................................................       (128,906)       (64,889)
Shares held in deferred executive compensation plan.............................................          4,675          5,745
Accumulated other comprehensive income-unrealized gain on securities available for sale, net....            280            918
                                                                                                     ----------     ----------
   Total shareholders' (deficit) equity.........................................................        (10,829)        39,442
                                                                                                     ----------     ----------
   Total liabilities and shareholders' (deficit) equity.........................................     $1,686,321     $2,127,577
                                                                                                     ==========     ==========

          See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT INDUSTRIES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 (Dollars in thousands, except per share data)
                                  (unaudited)

                                                                                             Three Months Ended   Nine Months Ended
                                                                                                September 30,       September 30,
                                                                                                -------------       -------------
                                                                                               2001      2000       2001      2000
                                                                                               ----      ----       ----      ----
Interest Income:
  Interest on loans and leases.............................................................  $ 35,664  $ 49,471  $118,829  $147,476
  Interest on investments..................................................................     2,340     7,378    10,749    22,494
  Interest on other finance activities.....................................................       128       580       597     1,818
                                                                                             --------  --------  --------  --------
   Total interest income...................................................................    38,132    57,429   130,175   171,788
                                                                                             --------  --------  --------  --------
Interest Expense:
  Interest on deposits.....................................................................    20,521    28,708    71,712    80,051
  Interest on other borrowings.............................................................     1,097     2,561     3,776     6,484
  Interest on long term debt...............................................................     4,223     5,876    16,435    18,271
                                                                                             --------  --------  --------  --------
   Total interest expense..................................................................    25,841    37,145    91,923   104,806
                                                                                             --------  --------  --------  --------
   Net interest income.....................................................................    12,291    20,284    38,252    66,982
  Provision for loan and lease losses......................................................    14,910    27,500    46,235   114,675
                                                                                             --------  --------  --------  --------
   Net interest expense after provision for loan and lease losses..........................    (2,619)   (7,216)   (7,983)  (47,693)
Fee and Other Income:
  Gain (loss) on sale of loans and leases..................................................       366    (2,264)      862    (1,911)
  Asset management fees....................................................................       782       821     2,276     2,459
  Investment banking and brokerage fees....................................................        --     6,249        --    21,057
  Loan servicing income....................................................................     1,040     1,506     4,193     4,485
  Gain on sale of securities...............................................................       108       161     3,255    13,092
  Equity in net income of Imperial Capital Group...........................................        --        --       912        --
  Loss on impairment of securities.........................................................        --        --    (1,206)       --
  Mark-to-market losses on securities and loans held for sale, net.........................    (8,295)   (4,289)  (12,433)   (8,022)
  Rental income............................................................................     1,765     2,875     5,393     5,588
  Other income.............................................................................     1,903     2,596     6,495     8,849
                                                                                             --------  --------  --------  --------
   Total fee and other income..............................................................    (2,331)    7,655     9,747    45,597
                                                                                             --------  --------  --------  --------
Noninterest Expenses:
  Personnel expense........................................................................     8,403     9,756    22,194    34,010
  Commission expense.......................................................................       613     1,820     1,555     5,966
  Amortization of servicing rights.........................................................        79       132       279       410
  Occupancy expense........................................................................     1,071     1,328     3,171     4,226
  Net expenses of other real estate owned..................................................       194       227       352     1,252
  Legal and professional services..........................................................     1,808     2,373     5,440     5,628
  Legal settlements........................................................................       233     7,005       604     6,892
  Collection costs.........................................................................     1,584       287     4,663     1,115
  FDIC insurance premiums..................................................................     1,085       269     2,107       796
  Telephone and other communications.......................................................       329       819     1,032     2,469
  Real property expense....................................................................       459     1,566     1,908     3,047
  Amortization of goodwill, net............................................................      (696)    2,918    (2,115)    2,259
  General and administrative expense.......................................................     3,639     4,950    11,046    14,745
                                                                                             --------  --------  --------  --------
   Noninterest expenses....................................................................    18,801    33,450    52,236    82,815
  Acquisition costs........................................................................        --        --        --     9,397
                                                                                             --------  --------  --------  --------
   Total expenses..........................................................................    18,801    33,450    52,236    92,212
                                                                                             --------  --------  --------  --------
  Loss from continuing operations before income taxes,
   minority interest and extraordinary item................................................   (23,751)  (33,011)  (50,472)  (94,308)
  Income taxes.............................................................................        --    (9,986)   10,021   (35,400)
  Minority interest in income of consolidated subsidiaries.................................        32       180        97     1,092
                                                                                             --------  --------  --------  --------
  Loss from continuing operations before extraordinary item................................   (23,783)  (23,205)  (60,590)  (60,000)
  Operating losses from discontinued operations of AMN, net of income taxes................      (724)   (1,105)   (1,885)   (1,105)
                                                                                             --------  --------  --------  --------
  Loss before extraordinary item...........................................................   (24,507)  (24,310)  (62,475)  (61,105)
  Extraordinary item--gain (loss) on early extinguishment of debt, net of income taxes.....        --       312    (1,542)    2,405
                                                                                             --------  --------  --------  --------
   Net loss................................................................................  $(24,507) $(23,998) $(64,017) $(58,700)
                                                                                             ========  ========  ========  ========
Comprehensive income (loss):
  Other comprehensive income (loss), net...................................................        79      (187)     (638)   (2,361)
                                                                                             --------  --------  --------  --------
   Comprehensive loss......................................................................  $(24,428) $(24,185) $(64,655) $(61,061)
                                                                                             ========  ========  ========  ========
Basic loss per share:
  Loss from continuing operations..........................................................  $  (0.57) $  (0.73) $  (1.71) $  (1.83)
  Operating loss from discontinued operations, net of income taxes.........................     (0.02)    (0.03)    (0.05)    (0.03)
  Extraordinary items--gain (loss) on early extinguishment of debt, net of income taxes....        --      0.01     (0.05)     0.07
                                                                                             --------  --------  --------  --------
   Net loss per common share...............................................................  $  (0.59) $  (0.75) $  (1.81) $  (1.79)
                                                                                             ========  ========  ========  ========
Diluted loss per share:
  Loss from continuing operations..........................................................  $  (0.57) $  (0.73) $  (1.71) $  (1.83)
  Operating loss from discontinued operations, net of income taxes.........................     (0.02)    (0.03)    (0.05)    (0.03)
Extraordinary item--gain (loss) on early extinguishment of debt, net of income taxes.......        --      0.01     (0.05)     0.07
                                                                                             --------  --------  --------  --------
  Net loss per common share................................................................  $  (0.59) $  (0.75) $  (1.81) $  (1.79)
                                                                                             ========  ========  ========  ========

          See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                                Nine Months Ended
                                                                                                                  September 30,
                                                                                                                 2001       2000
                                                                                                                 ----       ----
                                                                                                                  (In thousands)
Cash flows from operating activities:
 Loss from continuing operations before extraordinary item..............................................     $ (60,590)   $ (60,000)
 Adjustments to reconcile net loss from continuing operations before extraordinary item to net cash provided by (used in) operating activities:
  Provision for loan and lease losses...................................................................        46,235      114,675
  Mark-to-market on trading securities and loans held for sale, net.....................................        12,433        8,022
  Depreciation..........................................................................................         4,352        2,606
  Amortization of goodwill..............................................................................        (2,115)       2,259
  Amortization of servicing rights......................................................................           279          410
  Accretion of discount.................................................................................           360       (5,467)
  (Gain) loss on sale of loans and leases...............................................................          (862)       1,911
  Equity in net income of ICG...........................................................................          (912)          --
  Loss on impairment of securities......................................................................         1,206           --
  Gain on sale of securities............................................................................        (3,255)     (13,092)
  Loss on sale of OREO..................................................................................           159          (12)
  Writedowns of OREO....................................................................................           145          943
  Originations of loans held for sale...................................................................      (165,699)    (258,601)
  Sales and collections on loans held for sale..........................................................       205,253      142,023
  Purchase of trading securities........................................................................            --      (45,546)
  Sales and collections of trading securities...........................................................        70,735       11,228
  Sales and collections of real property................................................................        24,635        7,427
  Purchases of real property............................................................................        (8,705)          --
  Net change in retained interest in loan and lease securitizations.....................................         1,322        3,323
  Provision for deferred income taxes...................................................................        10,021           --
  Net change in accrued interest receivable.............................................................         4,975       (8,700)
  Other, net............................................................................................        (7,401)     (17,435)
                                                                                                             ---------    ---------
 Net cash provided by (used in) operating activities....................................................       132,571     (114,026)
                                                                                                             ---------    ---------
 Cash flows from investing activities:
  Net decrease in interest bearing deposits.............................................................       166,083      152,554
  Purchases of securities available for sale............................................................        (5,289)     (51,953)
  Proceeds from sale of securities available for sale...................................................        20,666       44,695
  Net change in loans held for investment...............................................................       109,542     (129,392)
  Net cash received from ICCMIC acquisition.............................................................            --       11,524
  Redemption of stock in Federal Home Loan Bank.........................................................            --        3,179
  Proceeds from sale of other real estate owned.........................................................         4,272        5,953
  Purchase of other real estate owned and repossessed assets............................................        (5,664)          --
  Purchases of premises and equipment...................................................................        (1,903)      (2,181)
                                                                                                             ---------    ---------
 Net cash provided by investing activities..............................................................       287,707       34,379
                                                                                                             ---------    ---------
 Cash flows from financing activities:
  Net (decrease) increase in deposits...................................................................      (273,208)      84,552
  Advances from Federal Home Loan Bank..................................................................       135,000       50,000
  Repayments of advances from Federal Home Loan Bank....................................................      (190,000)          --
  Net change in other borrowings........................................................................       (59,734)      10,293
  Repurchase of Senior Notes............................................................................            --       (6,419)
  Repurchase of company obligated mandatorily redeemable preferred securities
    of subsidiary trust holding solely debentures of the company ("ROPES")..............................            --      (12,823)
  Issuance of Senior secured notes......................................................................        16,200           --
  Repurchase and retirement of common stock.............................................................            --       (4,062)
  Net change in minority interest.......................................................................            25        1,095
  Proceeds from exercise of stock options...............................................................            --           43
  Issuance of warrants..................................................................................            --        3,080
  Other, net............................................................................................            --         (303)
                                                                                                             ---------    ---------
 Net cash (used in) provided by financing activities....................................................      (371,717)     125,456
                                                                                                             ---------    ---------
 Net change in cash.....................................................................................        48,561       45,809
 Cash at beginning of period............................................................................        30,938       33,898
                                                                                                             ---------    ---------
 Cash at end of period..................................................................................     $  79,499    $  79,707
                                                                                                             =========    =========

                                  (continued)


                       IMPERIAL CREDIT INDUSTRIES, INC.

                                  (unaudited)

                                                                                                                 Nine Months Ended
                                                                                                                   September 30,
                                                                                                                  2001       2001
                                                                                                                  ----       ----
                                                                                                                    (In thousands)
Significant non-cash activities:
 Reduction of ICG note receivable in non-cash exchange of repurchase of ROPES................................   $   1,210    $  --
 Increase in Exchange Notes from Debt Exchange...............................................................     171,111       --
 Decrease in ROPES and Senior Notes from Debt Exchange.......................................................    (189,618)      --
 Exchange of securities for Secured convertible notes........................................................      10,000       --
 Loans transferred from held for sale to held for investment, net............................................     176,126       --
 Reclassification of trading securities to securities available for sale.....................................      25,999       --
 Reduction of debt in exchange for investment banking fees...................................................       4,000       --
 Issuance of stock and warrants in Debt Exchange.............................................................      12,155       --
 Stock option activity.......................................................................................         982       --

          See accompanying notes to consolidated financial statements

                        IMPERIAL CREDIT INDUSTRIES, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY
                                (In thousands)
                                  (unaudited)

                                                                                          Shares held in
                                                                                          Deferred                        Total
                                                        Number of                        Executive   Accumulated Other Shareholders'
                                                         shares     Common (Accumulated Compensation   Comprehensive    (Deficit)
                                                       outstanding  Stock    Deficit)       Plan          Income          Equity
                                                       -----------  -----    --------       ----          ------          ------
Balance, December 31, 2000.............................     32,096 $ 97,668  $ (64,889)      $ 5,745          $ 918    $  39,442
Stock and warrants issued in Debt Exchange.............      8,785   12,155         --            --             --       12,155
Other stock issuance...................................      1,300    1,247         --            --             --        1,247
Stock option activity..................................         --      982         --            --             --          982
Stock held in deferred executive compensation plan.....         --    1,070         --        (1,070)            --           --
Unrealized loss on securities available for
 sale, net.............................................         --       --         --            --           (638)        (638)
Net loss for the nine-months ended September 30, 2001..         --       --    (64,017)           --             --      (64,017)
                                                            ------ --------  ---------       -------          -----    ---------
Balance, September 30, 2001............................     42,181 $113,122  $(128,906)      $ 4,675          $ 280     ($10,829)
                                                            ====== ========  =========       =======          =====    =========

          See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  Basis of Presentation

    The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2000. All material inter-company balances and transactions with consolidated subsidiaries have been eliminated. The deconsolidation of Imperial Capital Group ("ICG") in the fourth quarter of 2000 affects the comparability of financial statements for the periods presented.

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

2.  Loss Per Share Information

    The following table reconciles the number of shares used in the computations of basic and diluted loss per share for the three and nine months ended September 30, 2001 and 2000:

                                                                            For the                 For the
                                                                       Three Months Ended      Nine Months Ended
                                                                         September 30,           September 30,
                                                                         -------------           -------------
                                                                        2001        2000        2001        2000
                                                                        ----        ----        ----        ----
Weighted-average common shares outstanding used to compute
 basic and diluted loss per share..................................  41,742,755  32,111,022  35,443,693  32,733,198

     At September 30, 2001, securities that could potentially dilute basic EPS including 6.3 million options and 9.1 million warrants and the conversion of convertible debt into 8.0 million shares of common stock were not included in the computation of basic EPS because to do so would have been antidilutive for the periods presented.

3.  Recent Accounting Pronouncements

    In July 2001, the FASB issued Statement No. 141, "Business Combinations" (Statement 141), and Statement No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

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

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

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

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $29.6 million, and unamortized negative goodwill in the amount of $18.0 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was ($2.1) million and $1.4 million for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact, if any, of adoption of SFAS No. 143.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For long-lived assets to be held and used, SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value. Further, SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a "primary-asset" approach to determine the cash flow estimation period. For long-lived assets to be disposed of other than by sale (e.g., assets abandoned, exchanged or distributed to owners in a spinoff), SFAS No. 144 requires that such assets be considered held and used until disposed of. Further, an impairment loss should be recognized at the date an asset is exchanged for a similar productive asset or distributed to owners in a spinoff if the carrying amount exceeds its fair value. For long-lived assets to be disposed of by sale, SFAS No. 144 retains the requirement of

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

SFAS No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. Discontinued operations would no longer be measured on a net realizable value basis, and future operating losses would no longer be recognized before they occur. SFAS No. 144 broadens the presentation of discontinued operations to include a component of an entity, establishes criteria to determine when a long-lived asset is held for sale, prohibits retroactive reclassification of the asset as held for sale at the balance sheet date if the criteria are met after the balance sheet date but before issuance of the financial statements, and provides accounting guidance for the reclassification of an asset from "held for sale" to "held and used." The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. Management has not yet determined the impact, if any, of adoption of SFAS No. 144.

4.   Trading Securities

     The following table provides a summary of trading securities as of September 30, 2001 and December 31, 2000:

                                                                                             September 30,     December 31,
                                                                                                 2001             2000
                                                                                                 ----             ----
                                                                                                      (In thousands)
U.S. Treasury Securities.........................................................             $    --           $ 39,438
Interest-only securities.........................................................               2,836             10,019
Subordinate bonds (1)............................................................                  --             20,973
Investment in total return swap--Pacifica Partners I LP (2)......................              32,156             59,129
Investment in total return swap--syndicated loans................................              31,505             33,667
Other............................................................................               4,402                824
                                                                                              -------           --------
     Total trading securities....................................................             $70,899           $164,050
                                                                                              =======           ========

     (1) $6.0 million transferred to securities available for sale during the quarter ended September 30, 2001.
     (2) $20.0 million transferred to securities available for sale during the quarter ended September 30, 2001.


5.  Loan and Lease Commitments

    At September 30, 2001, our consolidated lending commitments for Coast Business Credit ("CBC"), the Loan Participation and Investment Group ("LPIG"), the Lewis Horwitz Organization ("LHO"), and Imperial Warehouse Finance, ("IWF") were as follows:

                                                                           Commitment            Funded             Unfunded
Type of Lending Commitment                                                   Amount              Amount            Commitment
--------------------------                                                   ------               -----            ----------
                                                                                             (In thousands)
Loan and line commitments.......................................          $1,436,295            $897,547            $538,748
Standby letters of credits......................................              66,439              30,648              35,791
Commercial letters of credits...................................                 680                 680                  --
                                                                          ----------            --------            --------
   Total commitments............................................          $1,503,414            $928,875            $574,539
                                                                          ==========            ========            ========

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

6.  Loans and Leases Held for Sale

    Loans and leases held for sale consisted of the following:

                                                                                       September 30,        December 31,
                                                                                            2001                2000
                                                                                            ----                ----
                                                                                                (In thousands)
Loans secured by real estate:
   One-to-four family.........................................................            $  2,618            $  5,184
   Multifamily and commercial.................................................             166,076             376,116
                                                                                          --------            --------
                                                                                           168,694             381,300

   Installment loans..........................................................               2,832               5,169
                                                                                          --------            --------
        Total loans and leases held for sale..................................            $171,526            $386,469
                                                                                          ========            ========

     During the quarter ended September 30, 2001, the Company transferred $184.0 million of loans classified as held for sale to held for investment based upon management's determination that these loans would not be sold. The lower of cost or market reserve for loans held for sale was $637,000 and $512,000 at September 30, 2001 and December 31, 2000, respectively.

7.   Senior Secured Notes and Recapitalization Plan

     The Company successfully completed an exchange offer for its outstanding senior notes (the "Debt Exchange"). As of the close of the exchange offer on June 28, 2001, $39,995,000 of the total outstanding $41,035,000 of Remarketed Redeemable Par Securities, Series B of the Imperial Credit Capital Trust I, due in June 2002, $144,352,000 of the total of $165,939,000 of 9.875% Series B
Senior Notes due January, 2007 and $3,468,000 of the total outstanding $10,932,000 of 9.75% Senior Notes due January 2004, were validly tendered. The Debt Exchange reduced the principal balance of the Company's senior debt by a total of $60,323,000 and completes the second phase of a three phase financial restructuring at ICII. As part of the Debt Exchange, the Company issued 8,784,437 shares of common stock and 6,105,544 warrants to acquire shares of common stock at an exercise price of $2.15 per share on June 28, 2001. The third phase of the restructuring includes the issuance of up to $20.0 million of secured convertible notes. The majority of the proceeds of the convertible note issuance will be invested as additional capital into Southern Pacific Bank ("SPB or Bank"). As of September 30, 2001, $10.0 million of new convertible notes have been issued by the Company. The convertible notes are convertible into common stock of the Company at $1.25 per share.

     As a result of the significant discount on the Company's notes tendered in the exchange offer, the Company accounted for the Debt Exchange in accordance with Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("Statement No. 15"). Under Statement No. 15, the Company recorded the fair value of equity issued and established a total liability relating to the notes issued in the Debt Exchange (the "Exchange Notes") equal to the aggregate principal amount of the Exchange Notes plus all interest payable over the term of the Exchange Notes less the discount on the exchange offer, while the carrying values of the notes tendered in the exchange have been removed. As such, the Company established a total liability related to Exchange Notes of $171.1 million representing the principal balance of the Exchange Notes of $127.5 million, plus accrued interest over the life of the Exchange Notes of $61.1 million, and less a discount on the Debt Exchange of $17.5 million. Under Statement 15, the Company will not record interest expense in future periods for the cash interest required to be paid to the Exchange Note holders. All future cash interest payments on the Exchange Notes will reduce the $61.1 million accrued liability referred to above. The Company will recognize interest expense related to the amortization of the discount on the Debt Exchange of approximately $5.0 million annually.

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

   The detail of debt is as follows:

                                                                                    At September 30,         At December 31,
                                                                                          2001                     2000
                                                                                          ----                     ----
                                                                                                 (In thousands)

Face amount of 10.25% company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures
 of the Company ("ROPES") due June 2002.....................................               $  1,040                $ 42,885
 Face amount of 12% Senior Secured Notes due June 2002......................                 16,200                      --
 Face amount of 12% Secured Convertible Notes due July 2005.................                 10,000                      --
 Face amount of 12% Exchange Notes due June 2005............................                127,479                      --
 Face amount of 9 3/4% Senior Notes due January 2004........................                  7,464                  10,932
 Face amount of 9 7/8% Senior Notes due January 2007........................                 21,587                 165,939
                                                                                           --------                --------
   Total face amount outstanding............................................                183,770                 219,756
                                                                                           --------                --------

 Accrued interest on Exchange Notes due June 2005...........................                 61,147                      --
 Discount on Exchange Notes due June 2005...................................                (17,049)                     --
 Discount on 9 3/4% Senior Notes due January 2004...........................                    (61)                   (114)
                                                                                           --------                --------
   Total debt outstanding...................................................               $227,807                $219,642
                                                                                           ========                ========

8.   Extraordinary Item

     During the nine months ended September 30, 2001, we repurchased $1.9 million of our Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Debentures of the Company ("ROPES"). We completed this repurchase through a non-cash exchange of a note receivable from ICG. The repurchase resulted in an extraordinary gain on the early extinguishment of debt of $618,000 or $0.02 diluted net income per share for the nine months ended September 30, 2001. Also during the nine months ended September 30, 2001, we completed the Debt Exchange discussed in Note 7 above, which resulted in an extraordinary loss on the early extinguishment of debt of $2.2 million or $0.07 diluted net loss per share.

9.   Income Taxes

     During the quarter and nine months ended September 30, 2001, we recorded income tax expense of $0 and $10.0 million. Due to recurring losses, the Company has established a deferred tax asset valuation allowance of $73.3 million at September 30, 2001. The future recognition of a net deferred tax asset is dependent upon a "more likely than not" expectation of the realization of the deferred tax asset, based upon the analysis of the available evidence. Such available evidence may include the Company reporting operating profits in future periods, among other items. There can be no assurance that the Company will recognize any of its deferred tax asset in future periods. The valuation allowance at September 30, 2001 covers all of the Company's gross deferred tax assets after allowable offsets of certain deferred tax liabilities.

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

10.    Business Segments

   Business segment financial information is reported on the basis that is used internally by management in making decisions related to resource allocation and segment performance. Our reportable segments are operated and managed as strategic business units and are organized based on products and services. Business units operated at different locations are aggregated for reporting purposes when their products and services are similar. Our operations are divided into nine business segments as follows:

     1. Coast Business Credit                        6.  Income Property Lending Division
     2. Imperial Warehouse Finance                   7.  Asset Management Activities
     3. Loan Participation and Investment Group      8.  Other Core Operations
     4. The Lewis Horwitz Organization               9.  De-emphasized/Discontinued/ Exited Business
     5. Imperial Business Credit

   The following is a summary of our results of operations and total assets by business line for the three and nine months ended September 30, 2001 as compared to the same periods at or ending September 30, 2000 in thousands:

                                                            At or for the Three Months Ended September 30,
                                                            ----------------------------------------------
                                                            Net Revenue          Income (Loss) from
                                       External Net         From Other         Continuing Operations
(In thousands)                            Revenue         Operating Units    Before Extraordinary Items         Total Assets
--------------                            -------         ---------------    --------------------------         ------------
Business Line                           2001      2000      2001     2000            2001         2000        2001         2000
                                        ----      ----      ----     ----            ----         ----        ----         ----
Coast Business Credit                $   711   $ 4,162     $  --    $  --        $ (6,399)     $ (1,380)  $  642,075   $  957,739
Imperial Warehouse Finance(1)            630    (5,945)       --       --            (881)       (4,900)     133,241       60,976
Loan Participation and
  Investment Group                    (4,840)   (6,905)       --       --          (5,124)       (5,402)     106,978      197,553
The Lewis Horwitz Organization         1,387     1,928        --       --             175           480      146,152      108,610
Imperial Business Credit              (3,351)     (345)       65       --          (4,489)       (1,160)      24,987       30,655
Income Property Lending
Division                               2,138     3,556        --       --            (578)        1,287      387,527      459,180
Asset Management Activities              783       819       (35)     (61)            180           160         (123)       7,304
Other Core Operations                 (5,164)     (322)       70      214          (9,156)       (9,240)     299,072      177,457
De-emphasized/Discontinued
 /Exited Businesses                    3,784    (2,848)     (100)    (153)          3,515        (2,842)     149,077      335,176
Equity Investments                    (1,064)       --        --       --          (1,064)           --           --           --
Imperial Capital Group                    --     6,339        --       --              --           225           --       16,933
Eliminations                              38        --        --       --              38          (433)    (202,665)     (87,829)
                                     -------   -------     -----    -----        --------      --------   ----------   ----------
Total                                $(4,948)  $   439     $  --    $  --        $(23,783)     $(23,205)  $1,686,321   $2,263,754
                                     =======   =======     =====    =====        ========      ========   ==========   ==========

                                                             At or for the Nine months Ended September 30,
                                                             ---------------------------------------------
                                                             Net Revenue          Income (Loss) from
                                        External Net         From Other         Continuing Operations
(In thousands)                            Revenue          Operating Units    Before Extraordinary Items         Total Assets
--------------                            -------          ---------------    --------------------------         ------------
Business Line                           2001       2000      2001     2000            2001          2000         2001         2000
                                    --------   --------     -----    -----        --------      --------   ----------   ----------
Coast Business Credit               $ (2,928)  $ (8,636)    $  --    $  --        $(24,050)     $(17,144)  $  642,075   $  957,739
Imperial Warehouse Finance (1)           160    (14,730)       --       --          (3,934)      (11,242)     133,241       60,976
Loan Participation and
  Investment Group                    (6,336)   (28,158)       --       --          (7,225)      (18,390)     106,978      197,553
The Lewis Horwitz Organization         3,945      3,440        --       --             355           137      146,152      108,611
Imperial Business Credit                (393)     3,532       184      (14)         (4,328)       (1,660)      24,987       30,655
Income Property Lending
Division                              10,137      9,963        --       --           3,027         2,653      387,527      459,180
Asset Management Activities            2,274      2,462       (95)    (201)            248           117         (123)       7,304
Other Core Operations                (13,252)     2,761       589      583         (30,961)       (8,958)     299,072      177,456
De-emphasized/Discontinued
 /Exited Businesses                    8,232      6,344      (678)    (368)          6,353        (6,194)     149,077      335,176
Imperial Capital Group                    --     20,926        --       --              --         1,114           --       16,933
Eliminations                             (76)        --        --       --             (75)         (433)    (202,665)     (87,829)
                                    --------   --------     -----    -----        --------      --------   ----------   ----------
Total                               $  1,763   $ (2,096)    $  --    $  --        $(60,590)     $(60,000)  $1,686,321   $2,263,754
                                    ========   ========     =====    =====        ========      ========   ==========   ==========

 (1) Excluding IWF's results of operations related to its prior management, including the items listed below, the operations of IWF attributable to its new management were as follows: Net interest income of $488,000 and $1.6 million, total revenues of $612,000 and $2.3 million, total expenses of $761,000 and $2.0 million, and net income of $149,000 and $217,000 for the quarter and nine months ended September 30, 2001, respectively. The above listed segment results include the following items related to IWF's assets originated prior to the implementation of new management's operating guidelines including : Net interest income (expense) of $37,000 and ($252,000), a provision for loan and lease losses of $22,000 and $1.9 million, and collection costs of $9,000 and $40,000 for the quarter and nine months ended September 30, 2001, respectively.

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

    ICII has investments in the subordinated debt and preferred stock of SPB totaling $20.0 million and $50.0 million at September 30, 2001, respectively. All inter-company receivables and payables including corresponding interest income and expense are eliminated in consolidation. Additionally, ICII's investments in subsidiaries and inter-company management fees are included in eliminations. The net income (loss) from continuing operations before extraordinary item for each business line includes inter-company allocations for administrative expenses including human resources, legal, accounting and insurance.

11. Regulatory Orders and ICII Liquidity

    SPB is subject to the regulatory requirements of the Department of Financial Institutions (the "DFI") under California law and the regulations of the Federal Deposit Insurance Corporation (the "FDIC"). The regulatory capital requirements of the DFI and the FDIC are discussed in greater detail in ("Item 1. Business-Regulations") in our Annual Report on Form 10-K/A for the year ended December 31, 2000. As a result of the joint examination of SPB by the FDIC and the DFI as of June 26, 2000 (the "2000 Examination"), SPB consented to the issuance of regulatory orders (the "Regulatory Orders") by the DFI and the FDIC. The Regulatory Orders contain several requirements, including requirements that SPB's regulatory capital and capital ratios be increased by specified amounts within specified time periods, prohibitions on payments of Bank dividends without regulatory approval, classified asset reductions, lending policy restrictions and procedures, and other operational restrictions. Management believes that SPB is substantially in compliance with the Regulatory Orders except for achieving the required regulatory capital ratios.

    We have adopted a recapitalization plan to assist SPB in complying with the Regulatory Orders of the DFI and the FDIC to increase the capital of SPB. As part of our recapitalization plan, we entered into a Master Recapitalization Agreement, dated as of March 29, 2001 (the "Recapitalization Agreement"), with holders (the "Signatory Debtholders") of a majority in interest of our 10.25% Remarketed Redeemable Par Securities, Series B (the "ROPES") and our 9.875% Senior Notes due 2007 (the "Old Senior Notes"), and other investors who agreed to purchase $16.2 million of our 12% Senior Secured Notes due April 30, 2002 (the "Senior Secured Debt"). The Recapitalization Agreement provided for the restructuring of our outstanding senior indebtedness and the issuance by us of new equity and debt securities through the recapitalization transactions described in Note 7 of Notes to Consolidated Financial Statements.

    Although we believe that the recapitalization transactions provided the basis for enabling us to supply SPB a portion of the amounts and types of additional regulatory capital it needs to comply with the Regulatory Orders, such transactions would not by themselves enable SPB to meet such requirements nor were all of the recapitalization transactions completed by September 30, 2001. Approximately $42.0 million of additional Tier I capital was needed to meet the capital requirements set forth in the Regulatory Orders that were required to be met by September 30, 2001. Further, additional capital contributions are required during 2001 in order to meet the increasing capital levels required under the Regulatory Orders.

    During August 2001, we submitted an updated capital plan to the FDIC and the DFI that indicates how the Bank proposes to achieve compliance with the capital requirements set forth in the Regulatory Orders by December 31, 2001. Under this updated capital plan, the Bank plans to reduce the total amount of its outstanding assets and we will seek to obtain additional capital to infuse into the Bank or the Bank may raise its own additional capital directly. The updated capital plan forecast an approximate $269.4 million reduction in the Bank's assets by December 31, 2001 as compared to June 30, 2001 levels. The asset reductions forecast under the updated capital plan are expected to be accomplished primarily through increased sales of the Bank's income property and other loans held for sale. The Bank does not anticipate any write-downs of its income property and other loans held for sale as a result of executing the loan sales forecast in the updated capital plan. Loans classified as held for sale are carried on the Bank's books at the lower of their cost or market value. The remaining forecast asset reductions are expected to occur as a result of loan repayments, coupled with anticipated reduced levels of loan funding activity through December 31, 2001.

    In addition to the forecasted level of asset reductions, the Bank's updated capital plan includes the infusion of approximately $26.5 million of additional capital. We will seek to raise this capital through various capital raising alternatives, which may include one or more of the following: the issuance of additional debt securities, the issuance of additional shares of our common stock, and the issuance of additional shares of the Bank's Series B Preferred Stock or, subject to regulatory approval, the issuance of shares of new series of noncumulative perpetual preferred stock of the Bank constituting Tier I capital. Also under the updated capital plan, it is forecast that we will contribute approximately $15.0 million in new capital to the Bank in the six months ended December 31,

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

2001. During the third quarter we contributed $4.0 million in new capital to the Bank. We will seek to obtain the remaining $11.0 million through the liquidation of some of our holding company assets. These assets may consist of investments in trading securities, available for sale securities, loans, and real property. Any actual amount of net proceeds and the related gain or loss on sale from such liquidations are dependent on the interest rate environment, the credit quality of any assets sold, general economic conditions, and other factors affecting the financial markets at the time of those sales. There is no assurance that the forecast asset reductions will be achieved, that we will be able to raise the additional $26.5 million in capital or further obtain the remaining $11.0 million by liquidating our holding company assets, or that this amended capital plan, even if approved by the Bank's regulators and fully implemented, will be successful in complying with the Regulatory Orders.

   ICII Liquidity

   At September 30, 2001, the total principal amount of ICII's total long-term debt, ROPES, and Senior Secured Notes was approximately $183.8 million and its total shareholders' deficit was approximately ($10.8) million. At September 30, 2001, ICII and its non-bank subsidiaries had available cash and cash equivalents of $10.8 million. Although management believes that ICII has sufficient sources of liquidity to service existing indebtedness through December 31, 2001, its ability to continue to make scheduled payments of principal and interest on its indebtedness will depend upon the ability of SPB to obtain regulatory approvals necessary to pay dividends on our Bank stock, as well as upon ICII's future performance and that of SPB which are subject to general economic, financial, competitive, legislative, regulatory and other factors. In addition to cash and cash equivalents at September 30, 2001, ICII and its non-bank subsidiaries had approximately $109.8 million of other net assets, primarily consisting of investments in trading securities, loans, and real property which could be liquidated in order to service ICII's existing indebtedness. The amount of net proceeds and the related gain or loss on sale from such liquidations, are dependent on the interest rate environment, the credit quality of the asset sold, general economic conditions, and other factors affecting the financial markets at the time of such sales, if any. There can be no assurance that SPB will be able to obtain the regulatory approvals necessary to permit payment of dividends or that our business and that of SPB will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to service ICII's indebtedness.

                       IMPERIAL CREDIT INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

12.  Deconsolidation of ICG

     During the fourth quarter of 2000, the Company reduced its ownership percentage in ICG from 63.2% to 38.5% through the sale of a part of its equity interest to ICG and certain management members of ICG. The Company sold its entire remaining interest in ICG during the quarter ended June 30, 2001. The income from ICG is accounted for by the equity method of accounting beginning with the quarter ended December 31, 2000. For the three and nine months ended September 30, 2001, the equity in net income of ICG was $0 and $912,000, respectively. As a result of the deconsolidation of ICG, certain components of the Company's third quarter results of operations are not comparable to the same period of the prior year. Therefore, the following proforma statements of operations present the Company's results of operations as if ICG had been accounted for as an equity investment for all periods presented.

  CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS - ICG UNDER THE EQUITY METHOD
                           (In thousands - unaudited)

                                                                                            Three Months Ended    Nine Months Ended
                                                                                              September 30,         September 30,
                                                                                             2001       2000       2001      2000
Interest Income:
  Interest on loans and leases............................................................ $ 35,664   $ 49,591   $118,829  $147,855
  Interest on investments.................................................................    2,340      7,190     10,749    22,031
  Interest on other finance activities....................................................      128        580        597     1,818
                                                                                           --------   --------   --------  --------
     Total interest income................................................................   38,132     57,361    130,175   171,704
                                                                                           --------   --------   --------  --------
Interest Expense:
  Interest on deposits....................................................................   20,521     28,707     71,712    80,051
  Interest on other borrowings............................................................    1,097      2,375      3,776     6,060
  Interest on long term debt..............................................................    4,223      5,876     16,435    18,271
                                                                                           --------   --------   --------  --------
     Total interest expense...............................................................   25,841     36,958     91,923   104,382
                                                                                           --------   --------   --------  --------
     Net interest income..................................................................   12,291     20,403     38,252    67,322
  Provision for loan and lease losses.....................................................   14,910     27,500     46,235   114,675
                                                                                           --------   --------   --------  --------
     Net interest expense after provision for loan and lease losses.......................   (2,619)    (7,097)    (7,983)  (47,353)
                                                                                           --------   --------   --------  --------
Fee and Other Income:
  Gain (loss) on sale of loans and leases.................................................      366     (2,264)       862    (1,911)
  Asset management fees...................................................................      782        821      2,276     2,459
  Loan servicing income...................................................................    1,040      1,506      4,193     4,485
  Gain on sale of securities..............................................................      108        161      3,255    13,092
  Equity in net income of Imperial Capital Group..........................................       --        268        912     1,772
  Loss on impairment of securities........................................................       --         --     (1,206)       --
  Mark-to-market losses on securities and loans held for sale, net........................   (8,295)    (4,289)   (12,433)   (8,022)
  Rental income...........................................................................    1,765      2,875      5,393     5,588
  Other income............................................................................    1,903      2,387      6,495     8,640
                                                                                           --------   --------   --------  --------
     Total fee and other income...........................................................   (2,331)     1,465      9,747    26,103
                                                                                           --------   --------   --------  --------
Noninterest Expenses:
  Personnel expense.......................................................................    8,403      7,287     22,194    25,638
  Commission expense......................................................................      613        475      1,555     1,809
  Amortization of servicing rights........................................................       79        132        279       410
  Occupancy expense.......................................................................    1,071      1,134      3,171     3,611
  Net expenses of other real estate owned.................................................      194        227        352     1,252
  Legal and professional services.........................................................    1,808      1,993      5,440     4,447
  Lawsuit settlements.....................................................................      233      7,005        604     6,892
  Collection costs........................................................................    1,584        287      4,663     1,115
  FDIC insurance premiums.................................................................    1,085        243      2,107       715
  Telephone and other communications......................................................      329        509      1,032     1,583
  Real property expense...................................................................      459      1,566      1,908     3,047
  Amortization of goodwill, net...........................................................     (696)     2,894     (2,115)    2,188
  General and administrative expense......................................................    3,639      3,775     11,046    11,949
                                                                                           --------   --------   --------  --------
     Noninterest expenses.................................................................   18,801     27,527     52,236    64,656
  Acquisition costs.......................................................................       --         --         --     9,397
                                                                                           --------   --------   --------  --------
     Total expenses.......................................................................   18,801     27,527     52,236    74,053
                                                                                           --------   --------   --------  --------
   Loss from continuing operations before income taxes,
     minority interest and extraordinary item.............................................  (23,751)   (33,159)   (50,472)  (95,303)
  Income taxes............................................................................       --     (9,986)    10,021   (35,400)
  Minority interest in income of consolidated subsidiaries................................       32         32         97        97
                                                                                           --------   --------   --------  --------
     Loss from continuing operations......................................................  (23,783)   (23,205)   (60,590)  (60,000)
  Operating losses from discontinued operations of AMN, net of income taxes...............     (724)    (1,105)    (1,885)   (1,105)
                                                                                           --------   --------   --------  --------
     Loss before extraordinary item.......................................................  (24,507)   (24,310)   (62,475)  (61,105)
  Extraordinary item--Gain (loss) on early extinguishment of debt, net of income taxes....       --        312     (1,542)    2,405
                                                                                           --------   --------   --------  --------
     Net loss............................................................................. $(24,507)  $(23,998)  $(64,017) $(58,700)
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

Financial Position

   At September 30, 2001, as a part of our strategic and capital plans, the total assets of our company decreased by $441.3 million to $1.69 billion as compared to $2.13 billion at December 31, 2000. Our company's total loans net of allowances decreased $198.7 million to $1.31 billion at September 30, 2001 as compared to $1.51 billion at December 31, 2000.

   Cash and interest bearing deposits decreased to $96.6 million at September 30, 2001 as compared to $214.1 million at December 31, 2000. Cash and interest bearing deposits at ICII decreased to $5.1 million at September 30, 2001 as compared to $15.9 million at December 31, 2000. Liquidity at ICII was reduced during the nine months ended September 30, 2001 primarily due to additional capital investments into SPB.

   At September 30, 2001, trading securities were $70.9 million as compared to $164.1 million at December 31, 2000. The $93.2 million decrease is primarily a result of the sale of $39.4 million in U.S. Treasury securities that were pledged as collateral for repurchase borrowings from Lehman Brothers, the reclassification of $26.0 million to securities available for sale, and the sale of $19.2 million in interest-only and subordinated bonds related to the FLRT 1996-A franchise loan and SPTL 1996-1 commercial and multifamily loan securitizations.

   Deposits at SPB decreased $270.2 million to $1.36 billion at September 30, 2001 as compared to $1.63 billion at December 31, 2000. Other borrowings decreased $59.7 million to $24.4 million at September 30, 2001 as compared to $84.1 million at December 31, 2000 primarily as a result of the repayment of borrowings to Lehman Brothers in addition to the repayment of $10.0 million in short-term borrowings related to the sale of property at Imperial Credit Commercial Mortgage Investment Corporation ("ICCMIC").

   The outstanding principal balance of our secured and senior debt decreased to $183.8 million at September 30, 2001 as compared to $219.8 million at December 31, 2000. The net decrease was the result of the issuance of $16.2 million of senior Secured debt on March 30, 2001, $10.0 million of Secured Convertible debt on June 28, 2001, and a $60.3 million reduction in Senior debt as a result of the Debt Exchange (See Note 7 of Notes to Consolidated Financial Statements) completed on June 28, 2001. During the first quarter of 2001, we repurchased $1.9 million of our Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the company ("ROPES"), resulting in an extraordinary gain on the early extinguishment of debt of $618,000. During the second quarter of 2001, our company completed the Debt Exchange, which resulted in a $2.2 million extraordinary loss on the early extinguishment of debt.

   At September 30, 2001 shareholders' equity (deficit) decreased to ($10.8) million as compared to $39.4 million at December 31, 2000. The decrease in shareholders' equity (deficit) was primarily the result of the $64.0 million net loss recorded during the nine months ended September 30, 2001, partially offset by an increase in capital of $12.2 million as the result of the issuance of common stock and warrants in connection with the Debt Exchange. At September 30, 2001 the total shareholders' equity at SPB was $102.5 million as compared to $81.6 million at December 31, 2000. At September 30, 2001, SPB's Risk Based Capital and Risk-Based Tier 1 Capital, were $126.0 million and $87.3 million, as compared to $121.8 million and $65.5 million at December 31, 2000, respectively.

Consolidated Results of Operations

   We reported a net loss for the quarter ended September 30, 2001 of $24.5 million or $0.59 diluted net loss per share including an operating loss from discontinued operations of $724,000 or $0.02 diluted net loss per share. The operating results for the quarter ended September 30, 2001 were negatively impacted by a decrease in Prime and Libor rates, mark-to-market losses totaling $8.3 million, a provision for loan and lease losses of $14.9 million, and loan collection costs of $1.6 million. These items were partially offset by a $14.6 million reduction in noninterest expenses. For the quarter ended September 30, 2000, we reported a net loss of

$24.0 million or $0.75 diluted net loss per share including an operating loss from discontinued operations of $1.1 million or $0.03 diluted net loss per share and an extraordinary gain on the early extinguishment of debt of $312,000 or $0.01 diluted net income per share.

   Our net loss for the nine months ended September 30, 2001 was $64.0 million or $1.81 diluted net loss per share including an operating loss from discontinued operations of $1.9 million or $0.05 diluted net loss per share and an extraordinary loss on the early extinguishment of debt of $1.5 million or $0.05 diluted net loss per share. The operating results for the nine months ended September 30, 2001 were negatively impacted by a decrease in Prime and Libor rates, mark-to-market and impairment losses totaling $13.6 million, a provision for loan and lease losses of $46.2 million, and loan collection costs of $4.7 million. Additionally, reduced interest income as a result of the 350 basis point Prime rate decrease during the nine months ended September 30, 2001 negatively affected our company's operating results. For the nine months ended September 30, 2000, we reported a net loss of $58.7 million or $1.79 diluted net loss per share including an operating loss from discontinued operations of $1.1 million or $0.03 diluted net loss per share and an extraordinary gain on the early retirement of debt of $2.4 million or $0.07 diluted net income per share.

Net Interest Income

   For the quarter ended September 30, 2001, net interest income before provision for loan and lease losses and net interest margin at SPB decreased to $12.3 million and 3.83% as compared to $20.3 million and 4.82% for the same period last year, respectively. For the nine months ended September 30, 2001, net interest income before provision for loan and lease losses and net interest margin at SPB decreased to $38.3 million and 3.90% as compared to $67.0 million and 5.14% for the same period last year, respectively. Net interest income before provision for loan and lease losses and net interest margin at SPB for both periods decreased primarily as a result of a reduction in average loans outstanding and the 350 bps Prime rate decrease during the nine months ended
September 30, 2001.   Average loans outstanding decreased as a result of the
implementation of our strategic and capital plans filed with SPB's regulators. The plans forecast reductions in SPB's outstanding assets in an effort to achieve the capital ratios required under its Regulatory Orders.

   For the quarter ended September 30, 2001, SPB's average outstanding loans and average yield on loans were $1.48 billion and 9.42% as compared to $1.73 billion and 11.08% for the same period last year, respectively. For the nine months ended September 30, 2001, SPB's average outstanding loans and average yield on loans were $1.58 billion and 9.90% compared to $1.69 billion and 11.14% for the same period last year, respectively. A majority of SPB's loans are indexed to
the Prime and Libor interest rates.   As a result of decreases in the Prime and
Libor rates, SPB's loans have re-priced to reduced yields, while a majority of its fixed-term deposits will re-price over the next five months. At September 30, 2001, approximately 47.8% of SPB's $606.6 million asset based loan portfolio had reached their interest rate floors. After the October and November decreases in the Prime rate, the percentage of asset based loans at their interest rate floors had increased to approximately 56.8%.

   For the quarter ended September 30, 2001, interest expense was $25.8 million compared to $37.1 million for the same period last year. For the nine months ended September 30, 2001, interest expense was $91.9 million compared to $104.8 million for the same period last year. Interest expense decreased for the quarter and nine months ended September 30, 2001 primarily as a result of decreases in the outstanding average balance of the Federal Deposit Insurance Corporation ("FDIC") insured deposits of SPB and a decrease in the rate paid on deposits due to decreases in the Libor rate during the nine months ended September 30, 2001. Interest expense also decreased for the quarter and nine months as a result of the Company's debt exchange which was completed in the second quarter of 2001. SPB's average outstanding deposits and weighted average cost of deposits based on daily averages were $1.45 billion and 5.65% for the quarter ended September 30, 2001 as compared to $1.76 billion and 6.51% for the same period last year. SPB's average outstanding deposits and weighted average cost of deposits based on daily averages were $1.56 billion and 6.18% for the nine months ended September 30, 2001 as compared to $1.72 billion and 6.28% for the same period last year. At September 30, 2001, the average cost of SPB's deposits was 5.29%. We expect continued decreases in deposit costs as our deposits mature and new deposits are generated at lower yields. As of November 13, 2001, SPB was offering six month and one-year deposits in the 3.00% to 3.30% range. Additionally, at November 13, 2001, SPB had $100.0 million of outstanding FHLB advances with a weighted average maturity date of July 9, 2002, at a weighted average interest rate of 2.17%.

Provision for Loan and Lease Losses

   For the quarter and nine months ended September 30, 2001, the provision for loan and lease losses was $14.9 million and $46.2 million as compared to $27.5 million and $114.7 million for the same periods of last year, respectively. Net charge-offs were $8.6 million and $48.4 million for the quarter and nine months ended September 30, 2001 as compared to $19.9 million and $89.4 million for the same periods of the last year, respectively.

   The reduction in the provision for loan and lease losses and net charge offs is primarily due to improvement in the underwriting and administration of Coast Business Credit's ("CBC") loans. CBC's prior management allowed significant unsecured over-advances, which ultimately led to increased charge-offs and the need for additional provisions for loan and lease losses. The charge-offs related to unsecured over-advances were approximately $56.0 million, the bulk of which were provided for between September 30, 1999 and September 30, 2000.
SPB's current management has improved underwriting and administration practices and, as of September 30, 2001, had no loans outstanding which had unsecured over-advances.

   Reduced exposure to nationally syndicated credits at LPIG also contributed to the decrease in the provision for loan and lease losses and net charge-offs. During the nine months ended September 30, 2001 LPIG's outstanding loans and related year to date net charge-offs decreased to $75.4 million and $8.2 million as compared to $150.6 million and $15.9 million at or for the same periods last year, respectively.

   Additionally, reduced non-performing assets at Imperial Warehouse Finance ("IWF") contributed to the decrease in the provision for loan and lease losses and net charge offs. Non-performing assets and year to date net charge-offs at IWF decreased to $5.4 million and $3.0 million at or for the nine months ended September 30, 2001 as compared to $11.5 million and $14.4 million at or for the nine months ended September 30, 2000, respectively.

   For additional information about the provision for loan and lease losses see
- "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality - Allowance for Loan and Lease Losses"

Fee and Other Income

   Fee and other income decreased due to the deconsolidation of Imperial Capital Group ("ICG") during the fourth quarter of 2000. As a result of the deconsolidation, we no longer report investment banking and brokerage fees, other income, or the expenses of ICG. From the fourth quarter of 2000 through the first quarter of 2001, the income from our 38.5% equity interest in ICG was reported as equity in the net income of ICG. Other than due to the deconsolidation of ICG, fee and other income decreased for the quarter ended September 30, 2001 as compared to the same period last year primarily as a result of increased net mark-to-market losses. Fee and other income decreased for the nine months ended September 30, 2001 as compared to the same period last year primarily due to reduced gains on sales of securities, and increased net mark-to-market losses.

   The net mark-to-market losses of $8.3 million for the quarter ended September 30, 2001 primarily related to a $4.8 million write-down of the entire remaining balance of the retained interests in lease securitizations at Imperial Business Credit ("IBC"), a write-down of $808,000 in interest-only securities due to increased prepayment rates and losses, a write-down of $782,000 of the Company's investment in syndicated bank loans funded through total return swaps and write-downs of $1.9 million of all other trading securities. For the nine months ended September 30, 2001 and 2000, net mark-to-market losses were $12.4 million and $8.0 million, respectively. The net mark-to-market losses for the nine months ended September 30, 2001 primarily related to a $4.8 million decline in the value of the retained interests in lease securitizations at IBC, a $2.5 million write-down of SPB's interest-only securities due to increased prepayment rates and charge-offs, a write-down of $2.2 million of SPB's investment in syndicated bank loans funded through total return swaps and write-downs of $2.9 million in all of our other trading securities.

   The net mark-to-market write-downs at IBC primarily relate to the "Turbo" amortization of the IBC's trust securitization facility. Under Turbo amortization, virtually all cash flows generated in the Trust are used to pay down the outstanding balance of the Class A certificates while Class B and C Certificates, a majority of which are owned by IBC, receive no cash flows for principal and interest payments until the Class A certificates have been paid in full. The $4.8 million write-down represents the discount resulting from IBC projecting to receive its estimated future cash flows over an extended period of time.

   Gain on sale of securities was $108,000 for the quarter ended September 30, 2001 as compared to $161,000 for the same period last year. Gain on sale of securities was $3.3 million for the nine months ended September 30, 2001 as compared to $13.1 million for the same period last year. Gain on sale of securities for the nine months ended September 30, 2001 includes a $1.1 million gain from the sale of our minority interest in the Auction Finance Group ("AFG") and a $1.9 million gain from the sale of our interest in ICG. Through September 2001, we received a $1.1 million distribution of contingent sale proceeds related to the June 2000 sale of our interest in AFG. At September 30, 2001, there was a maximum of approximately $2.8 million in escrowed sale proceeds distributable to our company over the next three years. Gain on sale of securities for the nine months ended September 30, 2000 includes a $12.4 million gain from the sale of our interest in AFG. Also during the nine months ended September 30, 2000, CBC recorded a $1.1 million gain on the sale of securities from the exercise of warrants in the equity securities of a borrower and the subsequent sale of its stock.

Noninterest Expenses

   During the quarter ended September 30, 2001 noninterest expenses decreased 31.7% to $18.8 million as compared to $27.5 million for the same period last year assuming ICG was accounted for under the equity method during 2000. The decrease in expenses occurred in all expense categories except personnel, collection costs associated with non-performing assets, and FDIC insurance premiums. Assuming ICG was accounted for under the equity method, during the quarter ended September 30, 2000, the following significant changes in expense levels for the quarter ended September 30, 2001 were as follows:

   Personnel expenses increased 15.3% to $8.4 million as compared to $7.3 million for the same period last year. The increase was primarily the result of
recording $1.3 million in expenses related to employee severance costs.   At
September 30, 2001, the Company had 374 Full Time Equivalent employees ("FTE") as compared to 464 FTE (excluding ICG) at September 30, 2000. On October 15, 2001 we issued a press release announcing a reduction in staff by approximately 47 employees during October 2001. The staff reductions represent a 13% decrease
from the Company's 352 employee workforce at September 30, 2001.   The layoffs
will result in a charge to earnings in the fourth quarter ending December 31, 2001 of approximately $2.1 million. The staff reductions are expected to reduce our personnel costs by approximately $4.0 million annually.

   Legal, professional and collection costs increased 48.8% to $3.4 million as compared to $2.3 million for the same period last year. The increase was primarily the result of collection costs associated with our continued efforts to accelerate the resolution of problem loans.

   Real property expenses decreased 70.7% to $459,000 as compared to $1.6 million for the same period last year. The decrease in real property expense is primarily the result of sales of income producing properties over the last year.

   The changes in noninterest expenses between the nine month periods ended September 30, 2001 and 2000, were substantially similar to the changes described above.

Income Taxes

   During the nine months ended September 30, 2001, we recorded income tax expense of $10.0 million. Due to recurring losses, we established a deferred tax asset valuation allowance of $63.3 million in the fourth quarter of 2000. The additional income tax expense during the nine months ended September 30, 2001 increased this valuation allowance to $73.3 million, or $1.80 per common share. The valuation allowance at September 30, 2001 covers all of our company's gross deferred tax asset after allowable offsets of certain deferred tax liabilities.

Agreements with Regulators

   As a result of a joint examination by the Federal Deposit Insurance Corporation ("FDIC") and the California Department of Financial Institutions ("DFI"), SPB entered into regulatory orders (the "Regulatory Orders") with the FDIC and with the DFI. The Regulatory Orders contain several requirements including but not limited to, increasing SPB's capital and regulatory defined capital ratios, dividend restrictions, classified asset limitations, lending policy restrictions and procedures, and other restrictions. Management believes our company has responded affirmatively to all of the directives addressed in the Orders including the recent additions of new credit administration and risk management personnel, the partial recapitalization of SPB and the reduction of SPB's classified assets. At September 30, 2001, SPB had not attained the required Tier I and Total Risk-Based Capital ratios of 8.50% and 11.00%, respectively.

   At September 30, 2001, SPB Tier I Leverage and Total Risk-Based Capital ratios were 5.35% and 8.63%, respectively. SPB is subject to the regulatory requirements of the DFI under California law and the regulations of the FDIC. The regulatory capital requirements of the DFI and the FDIC are discussed in greater detail (in "Item 1. Business-Regulations") in our Annual Report on Form 10-K/A for the year ended December 31, 2000. The Regulatory Orders contain several requirements, including requirements that SPB's regulatory capital and capital ratios be increased by specified amounts within specified time periods, prohibitions on payments of Bank dividends without regulatory approval, classified asset reductions, lending policy restrictions and procedures, and other operational restrictions. Management believes that SPB is substantially in compliance with the

Regulatory Orders except for achieving the required regulatory capital ratios.

   Although we believe that the recapitalization transactions provide the basis for enabling us to supply SPB a portion of the amounts and types of additional regulatory capital it needs to comply with the Regulatory Orders, such transactions would not by themselves enable SPB to meet such requirements nor were all of the Recapitalization Transactions completed by September 30, 2001. Approximately $42.0 million of additional Tier I capital was needed to meet the capital requirements set forth in the Regulatory Orders that were required to be met by September 30, 2001. Further, additional capital contributions are required during 2001 in order to meet the increasing capital levels required under the Regulatory Orders.

   During August 2001, we submitted an updated capital plan to the FDIC and the DFI that indicates how the Bank proposes to achieve compliance with the capital requirements set forth in the Regulatory Orders by December 31, 2001. Under this updated capital plan, the Bank plans to reduce the total amount of its outstanding assets and we will seek to obtain additional capital to infuse into the bank or the Bank may raise its own additional capital directly. The updated capital plan forecast an approximate $269.4 million reduction in the Bank's assets by December 31, 2001 as compared to June 30, 2001 levels. The asset reductions forecast under the updated capital plan are expected to be accomplished primarily through increased sales of the Bank's income property and other loans held for sale. The Bank does not anticipate any write-downs of its income property and other loans held for sale as a result of executing the loan sales forecast in the updated capital plan. Loans classified as held for sale are carried on the Bank's books at the lower of their cost or market value. The remaining forecast asset reductions are expected to occur as a result of loan repayments, coupled with anticipated reduced levels of loan funding activity through December 31, 2001.

   In addition to the forecasted level of asset reductions, the Bank's updated capital plan includes the infusion of approximately $26.5 million of additional capital. We will seek to raise this capital through various capital raising alternatives, which may include one or more of the following: the issuance of additional debt securities, the issuance of additional shares of our common stock, and the issuance of additional shares of the Bank's Series B Preferred Stock or, subject to regulatory approval, the issuance of shares of new series of noncumulative perpetual preferred stock of the Bank constituting Tier I capital. Also under the updated capital plan, it is forecast that we will contribute approximately $15.0 million in new capital to the Bank in the six months ended December 31, 2001. During the third quarter we contributed $4.0 million in new capital to the Bank. We will seek to obtain the remaining $11.0 million through the liquidation of some of our holding company assets. These assets may consist of investments in trading securities, available for sale securities, loans, and real property. Any actual amount of net proceeds and the related gain or loss on sale from such liquidations are dependent on the interest rate environment, the credit quality of any assets sold, general economic conditions, and other factors affecting the financial markets at the time of those sales. There is no assurance that the forecast asset reductions will be achieved, that we will be able to raise the additional $26.5 million in capital or further obtain the remaining $11.0 million by liquidating our holding company assets, or that this amended capital plan, even if approved by the Bank's regulators and fully implemented, will be successful in complying with the Regulatory Orders.

Possible Delisting From Nasdaq National Market System

   Although Nasdaq's staff terminated its proceedings for delisting our common stock from the Nasdaq National Market arising from its April 20, 2001 determination that our common stock failed to comply with Nasdaq's minimum bid price listing requirements, we received a Nasdaq staff determination on September 10, 2001 stating that our common stock was again subject to delisting from the Nasdaq National Market in that it had failed to maintain a minimum bid price of $1.00 over the preceding 30 consecutive trading days, unless we meet the requirements for continued listing by December 10, 2001.

   On September 27, 2001, we received a Nasdaq bulletin indicating that Nasdaq had suspended, among other things, its minimum bid price requirement until January 2, 2002. The bulletin also indicated that during this period it would consider whether it is appropriate to recommend further and more permanent action. As a result of this suspension, we are not currently under review for delisting. Upon reinstatement of the minimum bid price listing requirement, if it is reinstated, our common stock will once again be subject to delisting if we do not achieve compliance with the minimum bid price requirement. Assuming that Nasdaq's minimum bid price listing requirement is resumed in its prior form, if the closing bid price of our common stock thereafter remained below $1.00 for a period of 30 consecutive business days, Nasdaq would notify us that we have a period of 90 calendar days from that notification to achieve compliance with the minimum bid price requirement. Compliance can be achieved by the closing bid price of our common stock meeting or exceeding the $1.00 per share minimum price requirement for ten consecutive business days during that 90-day compliance period. However, if we were unable to demonstrate our compliance with the minimum bid price listing requirements by expiration of the 90-day compliance period, we would receive written notification that our securities would be delisted. At that time, we would have the opportunity to appeal Nasdaq's decision to a Nasdaq listing qualification panel. No assurance can be given that our common stock will satisfy the minimum bid price requirements to maintain its listing on the Nasdaq National Market if that requirement is reinstated.

   Our shareholders approved up to a 1 for 4 reverse stock split at our annual shareholders' meeting. In order to insure that the price of our company's common stock complies with the minimum bid price requirement, our board of directors may declare a reverse stock split in the future.

   Additionally, as of September 30, 2001, our total shareholders' deficit of $10.8 million was below the minimum equity requirement for continued listing as a Nasdaq National Market participant. We expect to meet the minimum requirements through future results including the recognition of negative goodwill totaling $19.3 million. Additionally, the capital raising activities currently underway by our company may also increase the balance of shareholders' equity to levels within Nasdaq's requirements. As of November 15, 2001, we had not received any communications from the Nasdaq staff stating that our common stock was again subject to delisting from the Nasdaq National Market due as a result of our current failure to meet the minimum equity requirement.

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

CORE BUSINESS LINES

   The following table reflects average loans outstanding and the average yields earned on our business units for the quarter and nine months ended September 30, 2001 and 2000:

                            For the quarter ended September 30,    For the Nine months ended September 30,
                            -----------------------------------    ---------------------------------------
                                  (Dollars in thousands)                   (Dollars in thousands)
                              Average Loans                            Average Loans
                               Outstanding         Average Yield        Outstanding         Average Yield
                               -----------         -------------        -----------         -------------
Business Line                 2001      2000       2001     2000      2001        2000      2001     2000
-------------                 ----      ----       ----     ----      ----        ----      ----     ----
  CBC....................   $640,595  $841,448    10.34 %  12.94 %  $703,816    $810,161    10.89%   13.29%
  IWF....................    132,850    62,911     7.42     7.95     132,174      73,915     7.64     7.59
  LHO....................    105,296    75,566    10.41    12.46     107,744      51,637    11.13    12.42
  IPL....................    378,102   392,792     9.06     9.40     383,013     344,499     9.47     9.32
  LPIG...................     83,241   172,178     7.32     8.02     102,944     194,082     7.63     8.24

   Our businesses are primarily conducted through our largest subsidiary, SPB. SPB is a $1.5 billion industrial bank that includes: CBC, an asset-based lender; IWF, which provides repurchase facilities to third party residential mortgage loan originators; LPIG, an investor in syndicated bank loan participations; LHO, a commercial finance lender that provides financing for independent motion picture and television production; and IPL, a multifamily and commercial real estate mortgage banking business. The FDIC insured deposits of SPB primarily fund each of these businesses.

Coast Business Credit

   CBC's net loss was $6.4 million for the quarter ended September 30, 2001 as compared to a net loss of $1.4 million for the same period last year. CBC's net loss was $24.1 million for the nine months ended September 30, 2001 as compared to a net loss of $17.1 million for the same period last year. The increase in CBC's net loss for the quarter and nine months ended September 30, 2001 was primarily attributable to reduced interest income associated with a reduction in average outstanding loans, an increase in average non-accrual loans, increased legal and collection costs, and reduced net interest income and margin resulting from reductions in the Prime and Libor rates. Net income includes a provision for loan losses of $9.4 million and $35.7 million for the quarter and nine months ended September 30, 2001 as compared to $12.7 million and $64.1 million for the same periods last year, respectively.

   CBC's average outstanding loans decreased for the quarter and nine months ended September 30, 2001 to $640.6 million and $703.8 million as compared to $841.4 million and $810.2 million for the same periods last year, respectively. The decrease is primarily associated with the continued reduction of problem credits and net loan runoff associated with management's strategy in implementing more stringent credit underwriting criteria and guidelines.

   CBC's net interest income decreased $6.3 million to $8.9 million during the quarter ended September 30, 2001 as compared to $15.3 million for the same period last year. CBC's net interest income decreased $18.6 million to $29.3 million during the nine months ended September 30, 2001 as compared to $47.9 million for the same period last year. CBC's loan yield for the quarter ended September 30, 2001 decreased 260 basis points to 10.34% as compared to 12.94% for the same period last year. CBC's yield for the nine months ended September 30, 2001 decreased 240 bps to 10.89% as compared to 13.29% for the same period last year. The decrease in net interest income for the quarter and nine months ended September 30, 2001 compared to the same periods last year are primarily attributable to a decrease in average loans outstanding, an increase in the average balance of non-accrual loans for the comparable periods and to reduced loan yields as a result of a 350 bps decrease in the Bank's Prime rates and a decrease in Libor rates during the nine months ended September 30, 2001. CBC's average non-accrual loans were $43.0 million and $42.1 million for the quarter and nine months ended September 30, 2001 as compared to $40.7 million and $27.1 million for the same periods last year, respectively. At September 30, 2001, approximately 47.8% of CBC's $606.6 million asset based loan portfolio had reached their interest rate floors. After the October and November decreases in the Prime rate, the percentage of asset based loans at their interest rate floors had increased to approximately 56.8%.

   CBC's other income was $1.2 million for the quarter ended September 30, 2001 as compared to $1.6 million for the same period last year. CBC's other income was $3.4 million for the nine months ended September 30, 2001 as compared to the
$7.6 million for same period last year.   CBC's other income decreased for both
periods due to reduced loan fee income as a result of a reduction in the average balance of loans outstanding for the comparable periods in addition to CBC recording a $1.1 million gain on sale of securities from the exercise of warrants in the equity securities of a borrower and the subsequent sale of its stock for the nine months ended September 30, 2000.

   CBC's total expenses were $7.1 million for the quarter ended September 30, 2001 as compared to $4.8 million for the same period last year. CBC's total expenses were $21.1 million for the nine months ended September 30, 2001 as compared to $18.6 million for the same period last year. Total expenses increased for the quarter ended September 30, 2001 as compared to the same period last year primarily due to a $1.5 million increase in personnel costs and a $1.3 million increase in collection costs related to the resolution of problem loans. Personnel costs increased for the quarter ended September 30, 2001 compared to the prior year due to the reversal of previously accrued management bonus in the same period of the previous year. Collection costs increased for the quarter ended September 30, 2001 due to increased average balances of non performing assets at CBC as compared to the same period in the previous year. Total expenses increased for the nine months ended September 30, 2001 as compared to the same period last year primarily due to a $3.6 million increase in collection costs related to the resolution of problem loans. CBC's FTE decreased to 107 FTE at September 30, 2001 as compared to 149 FTE at September 30, 2000.

   At September 30, 2001, CBC's non-accrual loans were $42.9 million as compared $31.8 million at December 31, 2000. CBC incurred net charge-offs of $6.4 million for the quarter ended September 30, 2001 as compared to $7.1 million for the prior period last year. Net charge-offs for the nine months ended September 30, 2001 were $36.5 million as compared to $53.5 million for the prior period last year. Charge-offs for the nine months ended September 30, 2001 were primarily related to the bankruptcy of two CBC borrowers in the telecommunications and technology industries in addition to the discovery of potential fraud by one CBC borrower. Non-performing loans at CBC are generally collateralized by accounts receivable, inventory and other assets including furniture, premises and equipment, and real estate. See - "Asset Quality"

Imperial Warehouse Finance

   IWF's net loss was $881,000 for the quarter ended September 30, 2001 as compared to a net loss of $4.9 million for the same period last year. IWF's net loss was $3.9 million for the nine months ended September 30, 2001 as compared to a net loss of $11.2 million for the same period last year. The reduction in IWF's net loss for the quarter and nine months ended September 30, 2001 was primarily attributable to a reduction in the provision for loan losses as a result of reductions in the level of non-accrual and classified loans at September 30, 2001 as compared to September 30, 2000. Net loss includes a provision for loan losses of $63,000 and $1.3 million for the quarter and nine months ended September 30, 2001 as compared to $6.1 million and $15.6 million for the same periods last year, respectively.

   IWF's average outstanding loan balances increased for the quarter and nine months ended September 30, 2001 to $132.9 million and $132.2 million as compared to $62.9 million and $73.9 million for the same periods last year, respectively.

   IWF's net interest income increased $371,000 to $525,000 during the quarter ended September 30, 2001 from $154,000 for the same period last year. IWF's net interest income increased $459,000 to $1.1 million during the nine months ended September 30, 2001 from $615,000 for the same period last year. The increase in net interest income for the quarter and nine months ended September 30, 2001 as compared to the same periods last year was primarily attributable to an increase in the balance of average loans outstanding coupled with a decrease in non-accrual loans as a percentage of total loans for the nine months ended September 30, 2001 as compared to the same periods last year, respectively. IWF's yield for the quarter ended September 30, 2001 decreased 53 basis points to 7.42% as compared to 7.95% for the same period last year primarily as a result of reductions in the Prime rate during the nine months ended September 30, 2001. IWF's yield for the nine months ended September 30, 2001 increased 5 basis points to 7.64% as compared to 7.59% for the same period last year primarily as a result of a reduction in the level of non-accrual loans, partially offset by the decrease in the Prime interest rate.

   IWF's other income was $168,000 for the quarter ended September 30, 2001 as compared to $35,000 for same period last year. IWF's other income was $395,000 for the nine months ended September 30, 2001 as compared to $222,000 for same period last year. Other income increased for the quarter and nine months ended September 30, 2001 as a result of an increase in funding activity on IWF's warehouse lines.

   IWF's total expenses were $1.5 million for the quarter ended September 30, 2001 as compared to $1.2 million for the same period last year. IWF's total expenses were $4.1 million for the nine months ended September 30, 2001 as compared to $3.1 million for the same period last year. Total expenses increased for the quarter ended September 30, 2001 as compared to the same period last year primarily due to a $117,000 increase in the net expenses of other real estate owned. Total expenses increased for the nine months ended September 30, 2001 as compared to the same period last year primarily due to a $248,000 increase in net expenses of other real estate owned and a $285,000 increase in professional service expenses related to problem asset collection costs. IWF's FTE increased to 15 FTE at September 30, 2001 as compared to 11 FTE at September 30, 2000.

   Excluding IWF's results of operations related to its prior management, including the items listed above, the operations of IWF attributable to its new management were as follows: Net interest income of $488,000 and $1.6 million, total revenues of the above listed results include the following items related to IWF's assets originated prior to the implementation of new managements operating guidelines: Net interest income (expense) of $37,000 and ($252,000), a provision for loan and lease losses of $22,000 and $1.9 million, and collection costs of $9,000 and $40,000 for the quarter and nine months ended September 30, 2001, respectively.

$612,000 and $2.3 million, total expenses of $761,000 and $2.0 million, and net income of $149,000 and $217,000 for the quarter and nine months ended September 30, 2001, respectively.

   At September 30, 2001, IWF's non-accrual loans were $5.4 million as compared to $9.4 million at December 31, 2000. IWF incurred net charge-offs of $198,000 for the quarter ended September 30, 2001 as compared $7.7 million for the same period last year. IWF incurred net charge-offs of $3.0 million for the nine months ended September 30, 2001 as compared $14.4 million for the same period last year. See - "Asset Quality"

The Lewis Horwitz Organization

   LHO's net income was $175,000 for the quarter ended September 30, 2001 as compared to net income of $480,000 for the same period last year. LHO's net income was $355,000 for the nine months ended September 30, 2001 as compared to net income of $137,000 for the same period last year. The decrease in LHO's net income for the quarter ended September 30, 2001 was primarily attributable to a $663,000 increase in provision for loan losses. The increase in LHO's net income for the nine months ended September 30, 2001 was primarily attributable to an increase in net interest income as a result of increases in the average balance of loans outstanding. The increase in net interest income was partially offset by an increased provision for loan losses of $54,000 and $928,000 for the quarter and nine months ended September 30, 2001 as compared to $(609,000) and $262,000 for the same periods last year, respectively. The provision for loan losses increased as a result on an increase in the outstanding balance of loans as compared to the same periods of the previous year.

   LHO's average loans outstanding increased to $105.3 million and $107.7 million for the quarter and nine months ended September 30, 2001 as compared to $75.6 million and $51.6 million for the same periods last year, respectively.

   LHO's net interest income was $1.4 million and $4.5 million for the quarter and nine months ended September 30, 2001 as compared to $1.3 million and $3.5 million for the same periods last year, respectively. The yield on LHO's loans for the quarter ended September 30, 2001 decreased 205 basis points to 10.41% as compared to 12.46% for the same period last year. The yield on LHO's loans for the nine months ended September 30, 2001 decreased 129 basis points to 11.13% as compared to 12.42% for the same period last year. The yield on LHO's loans for the quarter and nine months ended September 30, 2001 decreased primarily as a result of reductions in the Prime rate during the nine months ended September 30, 2001.

   LHO's other income was $24,000 for the quarter ended September 30, 2001 as compared to $69,000 for same period last year. LHO's other income was $375,000 for the nine months ended September 30, 2001 as compared to $159,000 for same period last year. The increase in other income for the nine months ended September 30, 2001 was primarily the result of increased loan fee income related to the increase in the balance of average loans outstanding as compared to the same periods last year.

   LHO's total expenses were $1.2 million for the quarter ended September 30, 2001 as compared to $1.1 million for the same period last year. LHO's total expenses were $3.6 million for the nine months ended September 30, 2001 as compared to $3.2 million for the same period last year. Total expenses increased for the quarter and nine months ended September 30, 2001 as compared to the same periods last year primarily due to increases in general and administrative costs. LHO had 15 FTE at September 30, 2001 as compared to 16 FTE at September 30, 2000.

   At September 30, 2001, LHO's non-accrual loans were $199,000 as compared to $246,000 at December 31, 2000. LHO has not incurred any charge offs of non-accrual loans since its acquisition in October of 1999. Non-performing loans at LHO are supported by the existing and estimated value of all future distribution rights of the film or television production. All of LHO's acquired film and television assets were acquired from Imperial Bank under the terms of the LHO purchase agreement, and are carried at their estimated realizable values. See - "Asset Quality"

Income Property Lending Division

   IPL's net loss was $578,000 for the quarter ended September 30, 2001 as compared to net income of $1.3 million for the same period last year. IPL's net income was $3.0 million for the nine months ended September 30, 2001 as compared to net income of $2.7 million for the same period last year. The decrease in IPL's net income for the quarter ended September 30, 2001 primarily relates to provision for loan losses of $1.3 million as compared to $209,000 for the same period last year and a $200,000 write-off of capitalized software costs. The increase in IPL's provision for loan losses for the quarter and nine months ended September 30, 2001 primarily relates to an increase in the balance of outstanding loans. The average balance out IPL's loans held for investment primarily increased due to the transfer of $184.0 million of loans classified as held for sale to held for investment based upon management's determination that these loans would not be sold.

   IPL's net interest income was $3.2 million for the quarter ended September 30, 2001 as compared to $3.0 million for the same period last year. IPL's net interest income was $9.8 million for the nine months ended September 30, 2001 as compared to $8.7 million for the same period last year. Despite both a reduction in yield and the average outstanding balance of loans for the comparable quarters, net interest income increased for the quarter ended September 30, 2001 as compared to the same period last year as a result of reduced deposit funding costs which re-priced at a faster rate the reduction in IPL's loan yields. The increase for the nine months ended September 30, 2001 as compared to the same period last year was primarily the result of an increase in the average balance of outstanding loans. IPL's average outstanding loan balance for the quarter ended September 30, 2001, decreased $14.7 million to $378.1 million as compared to $392.8 million for the same period last year. IPL's loan yields were 9.06% for the quarter ended September 30, 2001 as compared to 9.40% for the same period last year. IPL's average outstanding loan balance for the nine months ended September 30, 2001, increased $38.5 million to $383.0 million as compared to $344.5 million for the same period last year. IPL's loan yields were 9.47% for the nine months ended September 30, 2001 as compared to 9.32% for the same period last year. The increases in loan yields for the quarter and nine months ended September 30, 2001 as compared to the same periods last year are a result of increased pre-payment penalty fees collected.

   IPL originated $44.1 million and $161.6 million of loans for the quarter and nine months ended September 30, 2001 as compared to $56.2 million and $183.7 million of loans for the same periods last year, respectively. During the quarter and nine months ended September 30, 2001, IPL sold $41.8 million and $149.7 million as compared to $37.9 million and $169.8 million of its loans for the same periods last year, respectively.

   IPL earned total other income of $253,000 and $1.0 million for the quarter and nine months ended September 30, 2001 as compared to $776,000 and $1.5 million for the same periods last year, respectively. IPL's other income consists of gain on sale of loans, loan servicing income and other fee income.

   IPL's total expenses increased to $2.7 million for the quarter ended September 30, 2001 as compared to $1.6 million for the same period last year. IPL's total expenses were $7.1 million for the nine months ended September 30, 2001 as compared to $5.7 million for the same period last year. Total expenses increased for the quarter and nine months ended September 30, 2001 as compared to the same periods last year primarily due to increased personnel, occupancy, FDIC insurance costs, and general and administrative expenses. Personnel costs increased despite the reduction in FTE due to reduced levels of capitalized loan origination costs as a result of decreased loan origination volumes. General and administrative costs increased as a result of the write-off of approximately $200,000 in capitalized software costs. IPL's FTE decreased to 41 FTE at September 30, 2001 compared to 58 FTE at September 30, 2000.

   At September 30, 2001, IPL's non-accrual loans were $7.5 million as compared to $1.7 million at December 31, 2000. The increase in IPL's non-accrual loans was primarily attributable to one real estate secured loan totaling $3.5 million. See - "Asset Quality"

Imperial Business Credit

   During the second quarter of 2000, we decided to cease originations of all small ticket leases by IBC. During April 2000, we sold or closed IBC's remaining origination offices. IBC's current operations primarily consist of servicing its remaining small ticket leases and the new originations of SPB's middle market leasing group.

   IBC's net loss was $4.5 million for the quarter ended September 30, 2001 as compared to a net loss of $1.2 million for the same period last year. IBC's net loss was $4.3 million for the nine months ended September 30, 2001 as compared to a net loss of $1.7 million for the same period last year. The increase in IBC's net loss for the quarter and nine months ended September 30, 2001 as compared to the same periods last year was primarily attributable to increased mark-to-market charges on retained interests in lease securitizations.

   IBC's other income was ($3.7) million for the quarter ended September 30, 2001 as compared to ($895,000) for the same period last year. IBC's other income was ($1.7) million for the nine months ended September 30, 2001 as compared to $1.8 million for the same period last year. Other income decreased for the quarter and nine months ended September 30, 2001 primarily as the result of increased mark-to-market losses on trading securities and retained interest in lease securitizations of $4.9 million and $5.7 million for the quarter and nine months ended September 30, 2001 as compared to $2.6 million and $3.6 million for the same periods last year, respectively. The net mark-to-market write-downs at IBC primarily relate to the "Turbo" amortization of IBC's the trust securitization facility. Under Turbo amortization, virtually all cash flows generated in the Trust are used to pay down the outstanding balance of the

Class A certificates while Class B and C Certificates, a majority of which are owned by IBC, receive no cash flows for principal and interest payments until the Class A certificates have been paid in full. $4.8 million of IBC's write down represents the discount resulting from IBC projecting to receive its estimated future cash flows over an extended period of time. The $4.8 million write-down represents the entire remaining balance of IBC's retained interests in lease securitizations.

   At September 30, 2001, IBC was servicing $132.1 million of leases, generating lease servicing income of $736,000 during the quarter ended September 30, 2001 as compared to $188.8 million of leases at September 30, 2000 and $1.2 million in servicing income for the same period last year, respectively.

   IBC's total expenses were $1.2 million for the quarter ended September 30, 2001 as compared to $1.4 million for the same period last year. IBC's total expenses were $4.1 million for the nine months ended September 30, 2001 as compared to $6.2 million for the same period last year. Total expenses decreased for the quarter and nine months ended September 30, 2001 as compared to the same periods last year primarily due to reduced personnel and operating expenses. IBC's FTE decreased to 44 FTE at September 30, 2001 compared to 53 FTE at September 30, 2000.

   At September 30, 2001, IBC had no non-accruing leases as compared to $7,000 at December 31, 2000.
Loan Participation and Investment Group

   We are not originating any new commitments for LPIG at this time since we believe that the capital that is currently being deployed at SPB to support LPIG's business could be better utilized in our other core businesses. As such, we anticipate that the current outstanding balance of LPIG's loans will decrease over time as this portfolio runs-off.

   LPIG's net loss was $5.1 million for the quarter ended September 30, 2001 as compared to a net loss of $5.4 million for the same period last year. LPIG's net loss was $7.2 million for the nine months ended September 30, 2001 as compared to a net loss of $18.4 million for the same period last year. The decreases in LPIG's net loss for the quarter and nine months ended September 30, 2001 was primarily attributable to a decrease in net interest income offset by a reduction in the provision for loan losses as a result of reductions in the level of classified assets and non-accrual loans. Net income includes a provision for loan losses of $4.1 million and $5.0 million for the quarter and nine months ended September 30, 2001 as compared to $5.1 million and $28.9 million for the same periods last year, respectively.

   LPIG's average loans outstanding decreased to $83.2 million and $102.9 million for the quarter and nine months ended September 30, 2001 as compared to $172.2 million and $194.1 million for the same periods last year, respectively.

   As a result of the decreases in LPIG's average loans outstanding and a reduction in loan yield related to decreases in the Libor rate, LPIG's net interest income decreased to $77,000 and $1.2 million for the quarter and nine months ended September 30, 2001 as compared to $935,000 and $4.0 million for same periods last year, respectively. The yield on LPIG's loans for the quarter ended September 30, 2001 decreased 70 bps to 7.32% as compared to 8.02% in the prior year. The yield on LPIG's loans for the nine months ended September 30, 2001 decreased 61 bps to 7.63% as compared to 8.24% in the prior year.

   LPIG's other income was ($841,000) for the quarter ended September 30, 2001 as compared to ($2.7) million for same period last year. LPIG's other income was ($2.5) million for the nine months ended September 30, 2001 as compared to ($3.2) million for same period last year. The change in other income was primarily the result of decreased losses on sales of potential problem LPIG loans and mark-to-market losses on nationally syndicated bank loans funded through total return swaps. For the quarter and nine months ended September 30, 2001, LPIG's gains/(losses) on sale of loans were $2,000 and ($135,000) as compared to ($2.3) million and ($2.7) million for the same periods last year, respectively. For the quarter and nine months ended September 30, 2001, LPIG's mark-to-market losses were $829,000 and $2.3 million as compared to $674,000 and $1.6 million for the same periods last year, respectively.

   LPIG's total expenses were $284,000 for the quarter ended September 30, 2001
as compared to $377,000 for the same period last year.   LPIG's total expenses
were $889,000 for the nine months ended September 30, 2001 as compared to $1.1 million for the same period last year. Total expenses decreased for the quarter and nine months ended September 30, 2001 as compared to the same periods last year primarily due to reductions in legal and professional expenses. LPIG's FTE decreased to three FTE at September 30, 2001 as compared to four FTE at September 30, 2000.

   At September 30, 2001, LPIG's non-accrual loans were $11.4 million as compared to $26.2 million at December 31, 2000. LPIG incurred net charge-offs of $2.5 million for the quarter ended September 30, 2001 as compared net charge-offs of $1.5 million for the same period last year. LPIG incurred net charge-offs of $8.2 million for the nine months ended September 30, 2001 as compared net charge-offs of $15.9 million for the same period last year. See - "Asset Quality"

Asset Management Activities

   AMA's net income was $180,000 for the quarter ended September 30, 2001 as compared to net income of $160,000 for the same period last year. AMA's net income was $248,000 for the nine months ended September 30, 2001 as compared to net income of $117,000 for the same period last year. The increase in net income for the nine months ended September 30, 2001 as compared to last year was primarily related to reduced personnel and general and administrative costs. AMA's FTE was 7 FTE at September 30, 2001 compared to 8 FTE at September 30, 2000.

   Total expenses from AMA activities were $568,000 for the quarter ended September 30, 2001 as compared to $500,000 for the same period last year. Total expenses from AMA activities were $1.9 million for the nine months ended September 30, 2001 as compared to $2.1 million for the same period last year. Total expenses decreased for the nine months as compared to the same period last year due to decreased professional services and general and administrative expenses.


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

   The net loss of OCO was $9.2 million for the quarter ended September 30, 2001 as compared to a net loss of $8.9 million for the same period last year. The net loss of OCO was $32.5 million for the nine months ended September 30, 2001 as compared to a net loss of $6.6 million for the same period last year. The net loss for the nine months ended September 30, 2001 includes establishing an additional $10.0 million deferred tax asset valuation allowance. The net loss for the nine months ended September 30, 2001 also includes a $1.2 million loss on impairment of securities and a $1.5 million net loss from the early extinguishment of debt as compared to a gain on sale of securities of $12.0 million and a $2.4 million net gain from the early extinguishment of debt for the same period last year. OCO's FTE decreased to 7 FTE at September 30, 2001 as compared to 39 FTE at September 30, 2000.

   Total expenses of OCO were $4.1 million for the quarter ended September 30, 2001 as compared to $14.6 million for the same period last year. Total expenses of OCO were $8.3 million for the nine months ended September 30, 2001 as compared to $17.6 million for the same period last year. The decrease in expenses for the quarter and nine months ended September 30, 2001 as compared to the same periods in the prior year primarily resulted from reduced legal and professional fees and litigation settlements.

NON-CORE BUSINESS LINES

   We also operate "non-core" businesses which consist of businesses that we've decided to de-emphasize. We group these businesses into the following categories:

Equity Interests

   During the fourth quarter of 2000, the Company reduced its ownership percentage in ICG from 63.2% to 38.5% through the sale of a part of its equity interest to ICG and certain management members of ICG. As a result, we began to consider ICG as an Equity Interest beginning in the fourth quarter of 2000. The income from ICG is accounted for by the equity method of accounting beginning with the fourth quarter of 2000 and ending in the first quarter of 2001 as a result of the sale of our remaining interest in ICG. For the quarter and nine months ended September 30, 2001, our Equity Interests generated net revenues of $0 and $1.1 million, exclusively from ICG, and net income of $0 and $912,000.

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

Exited Businesses

   Net income from Exited Businesses operations was $2.8 million for the quarter ended September 30, 2001 as compared to a net loss of $3.9 million for the same period last year. Net income from Exited Businesses operations was $4.5 million for the nine months ended September 30, 2001 as compared to a net loss of $7.3 million for the same period last year. The increase in net income for the quarter ended September 30, 2001 as compared to the same period last year primarily resulted from reductions in the provision for loan and lease losses related to exited loan portfolios. Net income includes a provision (recovery) for loan losses of ($1.4) million and ($68,000) for the quarter and nine months ended September 30, 2001 as compared to $4.9 million and $5.5 million for the same periods last year, respectively.

   Total expenses at our Exited Businesses decreased to $137,000 and $1.1 million for the quarter and nine months ended September 30, 2001 as compared to $1.1 million and $6.3 million for the same periods last year, respectively. The decrease in total expenses for the quarter and nine months ended September 30, 2001 was primarily due to the wind-down of non-core businesses in addition to the negative goodwill amortization generated by the ICCMIC purchase.

   Our non-core loans decreased to $35.8 million at September 30, 2001 as compared to $95.1 million at December 31, 2000. The remaining non-core portfolios primarily consist of lower risk single family mortgage loans.

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

   At September 30, 2001 and December 31, 2000, SPB had total deposits of approximately $1.37 billion compared to $1.64 billion, respectively. SPB solicits both individual and institutional depositors for new accounts through print advertisements and computerized referral networks. SPB currently maintains two deposit gathering facilities in Southern California. At these facilities, tellers provide banking services to customers such as accepting deposits and making withdrawals. SPB's certificates of deposit are offered for terms of one to 36 months.

   The following table reflects average deposits outstanding and the average rate paid on SPB's deposits for the quarter and nine months ended September 30, 2001 and 2000:

                                           For the quarter ended September 30,     For the Nine months ended September 30,
                                         ---------------------------------------  -----------------------------------------
                                                 (Dollars in thousands)                    (Dollars in thousands)
                                             Average Balance       Average Rate        Average Balance        Average Rate
                                         -----------------------  --------------  -------------------------  --------------
  Deposit type                              2001        2000       2001    2000      2001           2000      2001    2000
--------------                           ----------  ----------   ------  ------  ----------     ----------  ------  ------
  Savings..............................   $   49,123  $   57,058   3.80%   4.53%  $   56,262     $   55,709    4.41%   4.72%
  Money Market Accounts................       41,429       6,962   3.77    5.96       34,918          2,338    4.45    5.96
  Certificates of Deposits.............    1,355,624   1,691,310   5.77    6.58    1,465,711      1,666,436    6.29    6.27
                                          ----------  ----------   ----    ----   ----------     ----------  ------   -----
  Total................................   $1,446,176  $1,755,330   5.65%   6.51%  $1,556,891     $1,724,483    6.18%   6.28%
                                          ==========  ==========   ====    ====   ==========     ==========  ======   =====

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

   As an additional source of funds, SPB was approved in 1991 to become a member of the Federal Home Loan Bank of San Francisco. Currently, SPB is approved for borrowings from the Federal Home Loan Bank pursuant to a secured line of credit that is automatically adjusted subject to applicable regulations and available pledged collateral. At September 30, 2001 and December 31, 2000, SPB had maximum FHLB borrowing capacity equal to $138.8 million and $137.2 million, respectively. There were $10.0 million of outstanding FHLB advances at September 30, 2001 as compared to $65.0 million at December 31, 2000. FHLB advances are secured by certain real estate loans with a carrying value of $145.8 million at September 30, 2001.

ASSET QUALITY

Allowance for Loan and Lease Losses

   The allowance for loan and lease losses was $61.4 million or 5.12% of total net loans held for investment as compared to $63.6 million or 5.36% of total net loans held for investment at December 31, 2000, respectively. The ratio of the allowance for loan and lease losses to non-accrual loans and leases ("coverage ratio") was 79.37% at September 30, 2001 as compared to 81.02% at December 31, 2000 and 71.14% at September 30, 2000.


   For the quarter and nine months ended September 30, 2001, the provision for loan and lease losses was $14.9 million and $46.2 million as compared to $27.5 million and $114.7 million for the same periods of the prior year, respectively. The provisions for loan and lease losses for the quarter and nine months ended September 30, 2001 were primarily the result of charge-offs related to loans centered in the telecommunications and technology industries, the discovery of potential fraud by one CBC borrower, and continued deterioration in the underlying collateral of assets supporting certain LPIG credits.

   Of the $14.9 million provision for loan and lease losses for the quarter ended September 30, 2001, $9.7 million is attributable to CBC. Consistent progress continues to be made in the repositioning of CBC's loan portfolio and $6.0 million of the $9.7 million provision at CBC covers markdowns in CBC's telecommunications related loans such that CBC's reserves exceed the recommended reserve established by the federal banking agencies shared national credit ("SNC") program for these particular assets. In addition, after the events of September 11, the decision was made to add $2.7 million to reserves covering loans in the commercial aviation and related industries. Approximately $4.7 million of the provision for the quarter ended September 30, 2001 was recorded in conjunction with SPB's decreasing portfolio of shared national credits held in its LPIG division. At September 30, 2001, SPB maintained an unallocated allowance for loan and lease losses at LPIG of $2.0 million or 2.8% of LPIG's outstanding loans to cover further potential weakness in this segment. The increase in reserves was concentrated in these two areas, and the bulk of SPB's loan portfolio is stable.

   The reduction in the provision for loan and lease losses and net charge offs is primarily due to improvement in the underwriting and administration of Coast Business Credit's ("CBC") loans. CBC's prior management allowed significant unsecured over-advances, which ultimately led to increased charge-offs and the need for additional provisions for loan and lease losses. The charge-offs related to unsecured over-advances were approximately $56.0 million, the bulk of which were provided for between September 30, 1999 and September 30, 2000.
SPB's current management has improved underwriting and administration practices and, as of September 30, 2001, had no loans outstanding which had unsecured over-advances.

   Reduced exposure to nationally syndicated credits at LPIG also contributed to the decrease in the provision for loan and lease losses and net charge-offs. During the nine months ended September 30, 2001 LPIG's outstanding loans and related year to date net charge-offs decreased to $75.4 million and $8.2 million as compared to $150.6 million and $15.9 million at or for the same periods last year, respectively.

   Additionally, reduced non-performing assets at Imperial Warehouse Finance ("IWF") contributed to the decrease in the provision for loan and lease losses and net charge offs. Non-performing assets and year to date net charge-offs at IWF decreased to $5.4 million and $3.0 million at or for the nine months ended September 30, 2001 as compared to $11.5 million and $14.4 million at or for the nine months ended September 30, 2000, respectively.

   Our recovery experience related to previously charged-off loans has also improved dramatically compared to last year. Through September 30, 2001, we have had recoveries totaling approximately $8.5 million. This compares to recoveries totaling $2.4 million for the same period last year.

    Activity in the allowance for loan and lease losses was as follows:

                                                                                 For the Nine months ended
                                                                                       September 30,
                                                                                ----------------------------
                                                                                     2001           2000
                                                                                ------------   -------------
                                                                                  (Dollars in thousands)
   Beginning balance as of January 1, 2001 and 2000...........................      $ 63,625       $ 31,841
   Provision for loan and lease losses........................................        46,235        114,675
   Business acquisition.......................................................            --            719
                                                                                    --------       --------
                                                                                     109,860        147,235
                                                                                    --------       --------

   Loans and Leases charged off--Core Business Lines:
   Multifamily and commercial real estate.....................................           (97)          (273)
   Asset based and cash stream loans..........................................       (43,170)       (53,892)
   Loan Participations........................................................        (8,616)       (16,437)
   Leases.....................................................................           (60)          (349)
   Mortgage warehouse lines...................................................        (3,565)       (14,446)
   Commercial and industrial loans............................................            --            (27)
   Autolend...................................................................            --           (950)
                                                                                    --------       --------
                                                                                     (55,508)       (86,374)
                                                                                    --------       --------

   Loans charged off--Non-Core Business Lines:
   Single family residential..................................................        (1,134)        (4,337)
   Consumer loans.............................................................          (332)          (416)
   Franchise loans............................................................            --           (634)
   Auto loans.................................................................            --            (32)
                                                                                    --------       --------
                                                                                      (1,466)         (5419)
                                                                                    --------       --------

   Total charge-offs..........................................................       (56,974)       (91,793)
                                                                                    --------       --------

   Recoveries on loans and leases previously charged off --Core Business
   Lines:
   Asset based and cash stream loans..........................................         6,636            362
   Loan participations........................................................           379            541
   Mortgage warehouse lines...................................................           517             --
   Leases.....................................................................           177            211
                                                                                    --------       --------
                                                                                       7,709          1,114
                                                                                    --------       --------
   Net charge-offs--Core Business Lines.......................................       (47,799)       (85,260)
                                                                                    --------       --------

   Recoveries on loans previously charged off --Non-Core Business Lines:
   Single family residential..................................................             7            213
   Consumer...................................................................           272             98
   Franchise loans............................................................           533             34
   Auto loans.................................................................            --            929
                                                                                    --------       --------
                                                                                         812          1,274
                                                                                    --------       --------
   Total recoveries...........................................................         8,521          2,388
                                                                                    --------       --------
   Net charge-offs--Non-core business lines...................................          (654)        (4,145)
                                                                                    --------       --------
   Total net-charge-offs......................................................       (48,453)       (89,405)
                                                                                    --------       --------
   Balance as of September 30, 2001 and 2000..................................        61,407         57,830
                                                                                    --------       --------
   Allowance for loan losses at AMN as of September 30, 2001 and 2000.........            71              9
                                                                                    --------       --------
   Total allowance for loan and lease losses..................................      $ 61,478       $ 57,839
                                                                                    ========       ========
   Total allowance for loan and lease losses to non-accrual loans and leases..         79.37%         71.14%

Non-performing Assets ("NPA") and Non-accrual Loans and Leases

   Our NPA's consist of non-accruing loans, Other Real Estate Owned ("OREO") and repossessed assets. NPA's and non-accrual loans were $90.5 million and $77.5 million at September 30, 2001 as compared to $87.4 million and $78.5 million at December 31, 2000, respectively. The increase in NPA's was primarily related to the CBC, LHO and IPL loan portfolios. CBC's non-accrual loans increased to $42.9 million as compared to $31.8 million at December 31, 2000. The increase in CBC's non-accrual loans was primarily due to the addition of three new non-accrual loans totaling $22.3 million in the telecommunications and technology industries, partially offset by reductions of non accrual loans centered in other industries. LHO's non-performing assets were $11.7 million at September 30, 2001 as compared to $8.0 million at December 31, 2000. The increase related to LHO's non-performing assets was primarily attributable to the purchase of additional non-performing entertainment assets with an estimated value of $4.9 million. This purchase during the quarter ended March 31, 2001 completed the Company's obligation to purchase non-performing assets under the LHO purchase agreement. IPL's non-accrual loans increased to $7.5 million as compared to $1.7 million. The increase in IPL's non-accrual loans was primarily attributable to
one real estate secured loan totaling $3.5 million.   These increases were
partially offset by decreases of non-accrual loans at the IWF and LPIG loan portfolios. IWF's non-accrual loans decreased to $5.4 million at September 30, 2001 as compared to $9.4 million at December 31, 2000. LPIG's non-accrual loans decreased to $11.4 million at September 30, 2001 as compared to $26.2 million at December 31, 2000. The reduction in non-performing assets at IWF was the result of increased liquidation efforts. Reduced exposure to nationally syndicated credits contributed to the decrease in LPIG's non-accrual loans.

   Total NPA's as a percentage of loans, OREO and repossessed assets were 6.49% at September 30, 2001, as compared to 5.54% at December 31, 2000. In general, accounts receivable, inventory, fixed assets, real estate, and intangibles collateralize the non-performing loans at CBC and LPIG. The non-performing loans at IPL are generally collateralized by real estate. Non-performing loans at LHO are supported by the existing and estimated value of all future distribution rights of the film or television production. All of LHO's acquired film and television assets were acquired from Imperial Bank under the terms of the LHO purchase agreement, and are carried at their estimated realizable values.

   The following table sets forth the amount of non-performing assets attributable to our core lending activities and our Exited Businesses:

                                                                       September 30,               December 31,
                                                                           2001                       2000
                                                                           ----                       ----
                                                                    Core                        Core
                                                                   Lending        Exited       Lending        Exited
                                                                  Activities    Businesses    Activities    Businesses
                                                                 ------------   ----------   ------------   ----------
                                                                                (Dollars in thousands)
Non-accrual loans:
IPL............................................................    $    7,501      $    --     $    1,650      $    --
IWF............................................................         5,449           --          9,404           --
CBC............................................................        42,934           --         31,795           --
IBC............................................................            --           --              7           --
Film and television production loans...........................           199           --            246           --
LPIG...........................................................        11,358           --         26,206           --
One-to-four family.............................................            --        2,590             --        3,564
Leases.........................................................         4,646           --             --           --
Consumer loans.................................................            --           11             --           85
Auto loans.....................................................            --          437             --          716
Other commercial...............................................            --        2,329             --        4,856
                                                                   ----------      -------     ----------      -------
Total non-accrual loans........................................        72,087        5,367         69,308        9,221
                                                                   ----------      -------     ----------      -------

OREO and repossessed assets:...................................
Acquired film and television assets............................        11,510           --          7,752           --
IBC............................................................            --           --              2           --
Auto Lending...................................................            --           32             --           82
One-to-four family.............................................            --          935             --          816
Leases.........................................................           541           --             --           --
Other commercial...............................................            --           --             --          188
                                                                   ----------      -------     ----------      -------
Total OREO and repossessed assets..............................        12,051          967          7,754        1,086
                                                                   ----------      -------     ----------      -------
Total NPA's....................................................    $   84,138      $ 6,334     $   77,062      $10,307
                                                                   ==========      =======     ==========      =======

Total loans, OREO and repossessed assets.......................    $1,357,834      $36,750     $1,479,924      $96,218
Total NPA's as a percentage of loans, OREO
  and repossessed assets.......................................          6.20%       17.24%          5.21%       10.71%

   The following table sets forth the amounts of and changes in non-performing loans attributable to our core lending activities:

                                            CBC       LPIG        IWF       IPL      LHO     IBC    Other      Total
                                            ---       ----        ---       ---      ---     ---    -----      -----
                                                                    (Dollars in thousands)
                                                                    ----------------------
December 31, 2000......................  $ 31,795   $ 26,206   $  9,404   $ 1,650   $ 246   $  7    $   --   $ 69,308
New non-accrual loans..................    67,867      9,861     12,578     9,975     752     26     5,257    106,316
Loans sold.............................        --    (13,013)      (140)     (259)     --     --        --    (13,412)
Transferred to REO.....................        --         --       (818)     (261)     --     --        --     (1,079)
Gross charge-offs......................   (43,170)    (8,616)    (3,565)      (97)     --     --       (60)   (55,508)
Reinstatements and paydowns............   (13,558)    (3,080)   (12,010)   (3,507)   (799)   (33)     (551)   (33,538)
                                         --------   --------   --------   -------   -----   ----    ------   --------
September 30, 2001.....................  $ 42,934   $ 11,358   $  5,449   $ 7,501   $ 199   $ --    $4,646   $ 72,087
                                         ========   ========   ========   =======   =====   ====    ======   ========

Number of non-accrual
              loans at September 30,           13          3         34        15       1     --         3         69
               2001....................
Principal balance of smallest
               non-accrual loan at
                September 30, 2001.....  $    400   $     91   $     17   $    91   $ 199   $ --    $1,111   $     17
Principal balance of largest
                non-accrual loan at
                 September 30, 2001....  $ 13,000   $  9,332   $  1,428   $ 3,482   $ 199   $ --    $1,839   $ 13,000

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

   At September 30, 2001, CBC had aircraft and aircraft related loans totaling $117.0 million as compared to $131.4 million at September 31, 2000. As a result of the events of September 11, 2001, CBC increased the general allowance for loan losses on these loans to 4.27% from 2.12%. At September 30, 2001, two aircraft and aircraft related loans totaling $8.3 million were classified as "Substandard." At September 30, 2001, CBC had allocated specific loss allowances of $1.3 million to these classified loans.

   Loans and leases held for investment consisted of the following at September 30, 2001 and December 31, 2000:

                                                                                                  September 30,   December 31,
                                                                                                        2001           2000
                                                                                                        ----           ----
                                                                                                     (Dollars in thousands)
Loans secured by real estate:
 One-to-four family.............................................................................     $   24,234     $   72,502
 Multifamily....................................................................................        195,877         42,695
 Commercial.....................................................................................         43,762         14,025
                                                                                                     ----------     ----------
  Total loans secured by real estate............................................................        263,873        129,222

 Leases.........................................................................................         33,153         10,431
 Consumer and auto loans........................................................................          1,120          3,480
 Franchise loans................................................................................          4,978          8,797
 Asset based and cash stream loans..............................................................        606,587        752,883
 Loan participations............................................................................         75,363        123,471
 Mortgage repurchase facilities.................................................................        105,937         50,639
 Film and television production loans...........................................................        106,013         83,688
 Commercial loans...............................................................................         13,015         18,223
                                                                                                     ----------     ----------
  Total.........................................................................................      1,210,039      1,180,834
 Loans in process...............................................................................            171         11,860
 Unamortized premium............................................................................            915          1,341
 Deferred loan fees.............................................................................        (10,957)        (7,916)
                                                                                                     ----------     ----------
  Total net loans and leases held for investment................................................      1,200,168      1,186,119
 Allowance for loan and lease losses............................................................        (61,407)       (63,625)
                                                                                                     ----------     ----------
  Total.........................................................................................     $1,138,761     $1,122,494
                                                                                                     ==========     ==========
Allowance for loan and lease losses to net loans and leases held for investment.................           5.12%          5.36%

   During the quarter ended September 30, 2001, we transferred $184.0 million of loans classified as held for sale to held for investment based upon management's determination that these loans would not be sold.

   Loans held for investment are primarily comprised of asset based loans to middle market companies mainly in California, participations in commercial loan syndications, first and second lien mortgages secured by income producing and residential real property in California, and mortgage repurchase facilities secured by newly originated residential mortgage loans. CBC historically concentrated its lending efforts in the domestic technology and aircraft industries.

REGULATORY MATTERS

SPB's Capital Ratios

   The following table presents SPB's actual capital ratios and the corresponding minimum adequate and well capitalized capital ratio requirements under the (i) FDIC Risk-based Capital and Tier 1 Capital regulations and (ii) the FDIC Leverage ratio regulation as of September 30, 2001. See -"Agreements with Regulators".

                                                                                         "Minimum" Well
                                                             Minimum "Adequate"           "Capitalized"
                                                Actual           Requirement               Requirement
                                                ------           -----------               -----------
                                             Amount   Ratio     Amount     Ratio       Amount         Ratio
                                             ------   -----     ------     -----       ------         -----
                                                                 (Dollars in thousands)
  Risk-based Capital......................  $126,002   8.63%    $116,827    8.00%        $146,033       10.00%
  Risk-based Tier 1 Capital...............    87,268   5.98       58,413    4.00           87,620        6.00
  FDIC Leverage Ratio.....................    87,268   5.35       65,283    4.00           81,604        5.00

LIQUIDITY AND CAPITAL RESOURCES

   We generate liquidity at ICII from a variety of sources, including interest income from loans and investments, income tax payments received from our subsidiaries, dividends from subsidiary earnings, and sales of non-core assets and investments. An industrial bank such as SPB may declare dividends only in accordance with California Law and FDIC regulations, which impose legal limitations on the payment of dividends. Under its Regulatory Orders, SPB is prohibited from paying cash dividends on its common stock without the prior approval of the DFI and the FDIC. Because cash dividends reduce the regulatory capital of SPB, and because of the restrictions contained in the Regulatory Orders, it is unlikely that SPB will pay cash dividends to us on its stock in the near future and there is no assurance that SPB will ever resume paying cash dividends to ICII. The continued prohibition against SPB paying to us, unless approved in advance by the DFI and FDIC, cash dividends would adversely affect our ability to make required payments of interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, or to pay the interest on, our indebtedness will depend upon the ability of SPB to obtain regulatory approvals necessary to permit it to pay us dividends on its common stock and bank preferred stock, as well as upon our future performance and that of SPB which, are subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. The ability of SPB to comply with the Regulatory Orders also will impact its operations. Management believes that, based on current levels of operations, cash flows from operations and continued liquidation of ICII's assets, and assuming that SPB is able to obtain the necessary regulatory approvals to pay ICII dividends, we will be able to fund our liquidity and capital expenditure requirements for the foreseeable future, including scheduled payments of interest and principal on our indebtedness.

   ICII's primary cash requirements include income tax payments and interest payments on outstanding debt obligations. We also use available cash to make loans to our operating companies and investments in subsidiaries. At September 30, 2001 ICII held $5.1 million of cash and interest bearing deposits as compared to $15.9 million at December 31, 2000. At September 30, 2001, ICII and its non-bank subsidiaries had available cash and cash equivalents of $10.8 million.

   The current amount of cash and interest bearing deposits held at ICII is significantly less than the $183.8 million principal amount of outstanding ROPES, Senior Secured Notes, and long term debt at September 30, 2001. The ability of ICII to repay these obligations in accordance with their stated maturities is dependent on the cash flows generated by it and other subsidiaries, in addition to future dividend payments from SPB to ICII. SPB is unable to pay dividends at the present time.

    On March 30, 2001, ICII exchanged $22.0 million of SPB's subordinated debt and contributed $14.0 million in cash in exchange for SPB's Series B noncumulative perpetual preferred stock and also made a common equity contribution of $7.2 million in cash to SPB. Although such capital contributions resulted in SPB's capital ratios being above that required by statute to be considered "adequately capitalized", SPB does not meet the capital ratio targets specified by the Regulatory Orders. On June 30, 2001, ICII contributed $5.0 million in cash as common equity to SPB. On September 30, 2001, ICII contributed an additional $4.0 million in cash as common equity to SPB. Approximately $42.0 million would have had to be contributed to cause SPB to meet the capital ratio targets specified by the Regulatory Orders at September 30, 2001.

   We formerly financed our lending activities through warehouse lines of credit and repurchase facilities with financial institutions, equity and debt offerings in the capital markets, deposits or borrowings at SPB and securitizations. As a result of our company's recent financial performance, and based on guidance from Moody's and Standard and Poor's ratings services, we do not believe that the capital markets are currently efficient sources of funding capital. As such, we believe that our current sources of liquidity are limited to the deposits of SPB and FHLB advances to SPB. There can be no assurance that we will regain efficient access to the capital markets in the future or that financing will be available to satisfy our operating and debt service requirements or to fund our future growth.

   SPB obtains the liquidity necessary to fund its investing activities through deposits and, if necessary, through borrowings under lines of credit and from the FHLB. At September 30, 2001 and December 31, 2000, SPB had maximum FHLB borrowing capacity equal to $138.8 million and $137.2 million, respectively. There were $10.0 million of outstanding FHLB advances at September 30, 2001 as compared to $65.0 million at December 31, 2000. FHLB advances are secured by certain real estate loans with a carrying value of $145.8 million at September 30, 2001. Additionally, at November 13, 2001, SPB had $100.0 million of outstanding FHLB advances with a weighted average maturity date of July 9, 2002, at a weighted average interest rate of 2.17%.

   For the quarter ended September 30, 2001, SPB's deposit portfolio, which consists primarily of certificates of deposit, decreased $270.2 million to $1.37 billion at September 30, 2001 from $1.64 billion at December 31, 2000.

   SPB has been able to acquire new deposits through its local marketing strategies as well as domestic money markets. Under regulatory orders applicable during the third quarter of 2001, SPB may raise brokered deposits of no more than $39.8 million so long as SPB remains "Adequately Capitalized" as defined by banking regulations. As of September 30, 2001, SPB's outstanding balance of brokered deposits was $17.4 million. SPB maintains liquidity in the form of cash and interest-bearing deposits with financial institutions. SPB tracks on a daily basis, all new loan applications by office and, based on historical closing statistics, estimates expected fundings.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

   There have been no material changes to the quantitative and qualitative disclosures about market risk included in our annual report on Form 10-K/A for the year ended December 31, 2000.

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

   Our company and three of our former directors are defendants in a consolidated federal securities class action, In re Imperial Credit Industries, Inc. Securities Litigation, Case No. 98-8842 SVW, in the United States District Court for the Central District of California. This action, purportedly filed on behalf of a class of persons who purchased our company's securities during the period January 29, 1998 through October 1, 1998, was originally filed in November 1998. Plaintiffs allege that defendants made false and misleading statements and omitted to reveal the truth concerning the value of Imperial Credit Industries, Inc.'s investments in its affiliate, Southern Pacific Funding Corporation, resulting in an artificial inflation of the price of our securities. On February 9, 2001, the Court granted plaintiffs leave to file a third amended complaint, in which plaintiffs added a new defendant, KPMG LLP, our company's independent auditor. On March 6, 2001, defendants answered the third amended complaint and asserted a number of affirmative defenses. On May 2, 2001, we received notice from the United States District Court for the Central District of California that it has granted our motion for summary judgment.

   Our company is a defendant in Steadfast Insurance Company v. Auto Marketing Network Inc. and Imperial Credit Industries, Inc. ("ICII"), filed on August 12, 1997 in the Northern District of Illinois, Case No. 97-C-5696. The plaintiff is seeking damages in the amount of $27 million allegedly resulting from the fraudulent inducement to enter into, and the subsequent breach of, a motor vehicle collateral enhancement insurance policy. In May 1998, we filed a counterclaim against the plaintiff for $54 million in damages based on the allegation that the underlying claim was filed in bad faith. We moved to dismiss ICII from the lawsuit and, on April 17, 2000, the Court granted ICII's motion in part and found that ICII is not liable for any of Steadfast's losses arising from payments for defaulted loans. The Court had pending a motion for partial summary judgment, filed by the plaintiff, and a motion for summary judgment filed by ICII on its counterclaim against Steadfast. Steadfast also had counter-moved for summary judgment on ICII's counterclaim, and the parties filed motions seeking the exclusion of each other's expert witnesses. On July 31, 2001, the Court granted motions to exclude the parties' experts' testimony, decided a number of motions for partial summary judgments, and ordered a status hearing, which occurred on October 4, 2001. The Court set a further status conference for December 6, 2001 and trial on June 10, 2002.

   ICCMIC and three of its directors, one of whom is a director and one a former director of ICII, are defendants in a putative class action lawsuit filed on March 17, 2000, by John Huston in the United States District Court for the Central District of California, Case No. CVOO-02751 ABC. The complaint alleges that ICCMIC's prospectus issued in connection with its initial public offering in October 1997 contained material omissions and misrepresentations concerning
(1) the expenses to be incurred by ICCMIC, (2) ICCMIC's ability to reduce the base management fee paid to ICCMIC's management company, (3) the management agreement termination fee payable to ICCMIC's management company in the event that ICCMIC terminated the management agreement, and (4) certain conflicts of interest. The complaint alleges a claim under Section 11 of the Securities Act of 1933 and seeks the certification of a class of shareholders of ICCMIC who purchased shares of ICCMIC at any time between October 22, 1997 and October 21, 1999. On March 26, 2001, the District Court struck plaintiff's motion for class certification and ordered plaintiff to take further action to give proper notice to potential class members. Plaintiff subsequently moved for the appointment of lead plaintiff and lead counsel. Defendants opposed these motions. After these motions had been fully briefed, the Court ordered defendants to move to disqualify plaintiff's counsel. Defendants brought such a motion on August 20, 2001. That motion has been fully briefed but has not yet been ruled upon by the Court.

   Our company and two of our former directors, among others, are defendants in an adversary proceeding filed by the liquidating trustee of the Southern Pacific Funding Corp. liquidating trust on October 5, 2000, in the U.S. Bankruptcy Court for the District of Oregon, In re Southern Pacific Funding Corp. Case No. 398-37613-elp 11, Beck v. Imperial Credit Industries, Inc., et al, Adv. Proc. No. 00-03337-elp. The trustee seeks to recover damages in excess of $238.5 million for losses alleged to have been incurred by SPFC in connection with its sub-prime lending and securitization program during the years 1995-1998. The trustee alleges that the losses were caused by defendants' breaches of fiduciary duties and negligence. In addition, the trustee seeks equitable re-characterization of certain ICII claims against the SPFC bankruptcy estate and also asserts a right of setoff against all defendants' various claims against the bankruptcy estate for the wrongs alleged in the breach of fiduciary duties and negligence claims. Our company and its two former directors moved to dismiss the adversary proceedings for lack of subject matter jurisdiction and failure to state a claim. These motions were heard by the Bankruptcy Court on December 20, 2000. By orders entered January 18, 2001, the Bankruptcy Court denied the motion to dismiss for lack of subject matter jurisdiction but granted, with leave to amend, the motion to dismiss for failure to state a claim. On September 10, 2001, the trustee filed its First Amended Complaint, which re-alleges each of the same causes of action set forth in the original complaint. On October 9, 2001, our company, along with each of the individual defendants, moved to dismiss the First Amended Complaint for failure to state a claim. Defendants' motion to dismiss is pending and has not been decided by the Court. On November 13, 2001, the Court entered an order staying the action for 90 days.

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

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------

         The Registrant filed the following Report on Form 8-K during the quarter ended September 30, 2001; on August 6, 2001, the Registrant announced second quarter 2001 results of operations and the status of its recapitalization plan.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Imperial Credit Industries, Inc.

Date: November 19, 2001         By: /s/ Paul B. Lasiter
      -----------------             -------------------
                                    Paul B. Lasiter
                                    Senior Vice President - Corporate Controller