Form 10-K
period 2001-12-31
IMPERIAL CREDIT INDUSTRIES INC
filed 2002-04-16
CIK 883811

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2001

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
                   (State or other
                   jurisdiction of               (I.R.S.
                  incorporation or       Employer Identification
                    organization)                Number)

 23550 Hawthorne Boulevard, Building 1, Suite 200, Torrance, California 90505
              (Address of principal executive offices) (Zip Code)

                                (310) 373-1704
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                                         Name of each exchange on
                 Title of each class         which registered
              Common stock, no par value  NASDAQ National Market
                                                  System

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sales price of its common stock on March 25, 2002 on the NASDAQ National Market was approximately $3,371,287.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

   The number of shares of common stock outstanding at March 25, 2002:
42,141,098

             DOCUMENTS INCORPORATED BY REFERENCE (not applicable)

================================================================================

                       IMPERIAL CREDIT INDUSTRIES, INC.

                         2001 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                    PART I
 ITEM 1.  BUSINESS.......................................................   3

 ITEM 2.  PROPERTIES.....................................................  41

 ITEM 3.  LEGAL PROCEEDINGS..............................................  41

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  42

                                    PART II
 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS............................................  43

 ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA...........................  45

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          ANDRESULTS OF OPERATIONS.......................................  47

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....  92

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................  92

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................... 148

                                   PART III
 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............. 149

 ITEM 11. EXECUTIVE COMPENSATION......................................... 150

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................. 157

                                    PART IV
 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K 158

Forward-Looking Statements

   Certain statements contained herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1955, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as "may", "will", "intend", "should", "expect", "anticipate", "estimate", or "continue" or the negatives thereof or other comparable terminology. Our company's actual results could differ materially from those anticipated in such forward-looking statements due to a variety of factors. These factors include but are not limited to, the demand for our products; competitive factors in the businesses in which we compete; adverse changes in the securities markets; inflation and changes in the interest rate environment that reduce margins or the fair value of financial instruments; changes in national, regional or local business conditions or economic environments; government fiscal and monetary policies; legislative or regulatory changes that affect our business; factors inherent to the valuation and pricing of commercial and real estate loans; other factors generally understood to affect the value of commercial and real estate loans; and the other risks detailed in our company's 8-K dated May 8, 2001 as filed with the Securities and Exchange Commission (the "SEC"); periodic reports on Forms 10-Q, 8-K and 10-K and any amendments with respect thereto filed with the SEC; and other filings made by our company with the SEC.

   We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

ITEM 1.  BUSINESS

General

   Imperial Credit Industries, Inc. ("our company" or "ICII" if referring to our parent company alone) is a Torrance, California based industrial bank holding company that was incorporated in 1991 in the State of California. Our business activities are conducted primarily through our wholly owned subsidiary Southern Pacific Bank ("SPB"). SPB offers its customers a wide variety of deposit and commercial loan products. SPB was considered undercapitalized at December 31, 2001, and is currently subject to regulatory orders issued by the California Department of Financial Institutions ("DFI") and the Federal Deposit Insurance Corporation ("FDIC"). See Item 1. Business--Regulation and Note 4 of Notes to Consolidated Financial Statements. We also conduct limited operations through two additional wholly owned subsidiaries: Imperial Business Credit Inc. ("IBC") and Imperial Credit Asset Management, Inc. ("ICAM"). We sold our entire interest in ICAM on March 27, 2002.

Business Strategy

   The business and financial condition of our company is subject to numerous factors which may materially and adversely affect our results of operations and future business prospects. Our current business strategy is largely focused on the recapitalization of SPB and ICII, and on returning our company to profitable operations. Commencing in December 2000, and pursuant to the regulatory orders issued by the FDIC and the DFI, we began to restructure management, cut costs, and implement stringent asset management policies in an effort to stabilize and recapitalize SPB. (See Item 1. Business--Regulation) Our company's operations are divided into several operating segments segregated by product line. See Note 2 of Notes to Consolidated Financial Statements for a description of each of our business segments. Our core business segments are primarily conducted through SPB where we originate loans and leases that are funded primarily by FDIC insured deposits.

   We group our business segments into the following categories.

      CORE BUSINESSES:

      Business Finance Lending
      Coast Business Credit
      Imperial Warehouse Finance, Inc.
      The Lewis Horwitz Organization

      Multifamily and Commercial Mortgage Lending
      Income Property Lending Division

      NON-CORE ACTIVITIES:

      De-emphasized/Discontinued/Exited Businesses

CORE BUSINESSES

Business Finance Lending

Coast Business Credit

  General

   Coast Business Credit ("CBC") is the asset-based and cash stream lending division of our principal subsidiary, SPB, that makes revolving lines of credit and term loans available to growth companies in the equipment leasing, aircraft transportation, manufacturing, distribution, technology, service, telecommunications and retail industries. CBC is headquartered in Los Angeles, California, and conducts its lending operations throughout the United States. In addition to the Los Angeles office, CBC has 14 loan production and satellite offices located in the following cities at December 31, 2001:

                Atlanta    Cleveland     Phoenix*      Seattle*
                Boston     Irvine        Portland*     Stamford*
                Charlotte* Minneapolis   San Francisco
                Chicago    New York City Santa Clara

--------
* Satellite office

  CBC's Loan Portfolio

   CBC principally lends to middle market businesses with annual revenues ranging from approximately $10 million to $100 million. Typically, revolving lines of credit are secured by accounts receivable and inventory. Term loans are usually secured by real property, equipment or other fixed assets. CBC's current lending focuses on the manufacturing and distributing sectors, which includes businesses involved in electrical equipment, transportation equipment, publishing, wholesale durable goods, retail stores, wall & floor tile, commercial lighting and plastic manufacturing, among others. These customers provide CBC with opportunities for long-term relationships in industries with above average growth prospects.

   Over the past three years, CBC diversified its originations from traditional asset-based loans to include cash stream loans, aircraft financing, term loans, and participations purchased. Most of CBC's asset-based and cash stream loans are originated on a formula basis. CBC typically advances up to 80% of eligible accounts receivable, 25-75% of eligible inventory value (raw material and finished goods), a maximum of 80% of the liquidation value of equipment and 65% of the fair market value ("FMV") of real estate. Exceptions to these general rules only occur when there is a recurring cash stream with a diversified base of customers and/or subscribers which lends itself to a collections multiple. Such exceptions are limited by an earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiplier of two to four and 80% of the appraised value of the subscriber base or licenses outstanding.

   CBC put less emphasis on originations in the telecommunications and transportation industries (including aircraft and aviation lending) commencing in 2001. CBC expects to focus its efforts on business services, distribution, retail, consumer products, rental equipment, vending, and general manufacturing during 2002.

   The table below shows CBC's outstanding loan and commitment balances by industry at December 31, 2001 and 2000:

                                                 At December 31, 2001                   At December 31, 2000
                                        -------------------------------------  -------------------------------------
                                        Outstanding % of    Commitment % of    Outstanding % of    Commitment % of
                                          Balance   Total    Balance   Total     Balance   Total    Balance   Total
                                        ----------- ------  ---------- ------  ----------- ------  ---------- ------
                                                                   (Dollars in thousands)
Telecommunications.....................  $ 93,281    17.38%  $139,258   17.71%  $136,079    18.08% $  224,000  16.10%
Aircraft and related loans.............    89,166    16.61    104,556   13.30    122,484    16.27     169,348  12.19
Transportation and public utilities....    64,197    11.96    108,350   13.78     84,763    11.26     164,500  11.84
Electronic and electrical equipment
 manufacturing.........................    38,947     7.26     72,258    9.19     26,897     3.57      61,000   4.39
Paper products, printing, publishing...    31,534     5.88     38,500    4.90     31,050     4.12      65,000   4.68
Wholesale trade--durable goods.........    31,059     5.79     41,426    5.27     42,935     5.70      82,800   5.96
Equipment leasing......................    26,595     4.95     32,000    4.07     23,890     3.17      35,000   2.52
Clinics of medical doctors.............    20,721     3.86     27,000    3.43         --       --          --     --
Retail stores..........................    16,644     3.10     19,595    2.49     27,468     3.65      39,775   2.86
Computer systems design................    16,170     3.01     25,895    3.29     10,835     1.44      30,000   2.16
Management services....................    15,917     2.97     30,000    3.81     15,084     2.00      30,000   2.16
Rubber, plastics, leather, stone, clay,
 glass.................................    15,848     2.95     21,000    2.67     18,157     2.41      34,850   2.51
Outdoor advertising....................    14,866     2.77     15,000    1.91         --       --          --     --
Food product manufacturing.............    10,841     2.02     16,500    2.10      6,136     0.81      20,000   1.44
Primary metals.........................     8,837     1.65     17,610    2.24     20,691     2.75      34,903   2.51
Schools and educational services.......     6,435     1.20      8,000    1.02         --       --          --     --
Health supply services.................     6,107     1.14      7,400    0.94         --       --          --     --
Finance, insurance and real estate.....     5,529     1.03      5,529    0.70         --       --          --     --
Construction...........................     5,309     0.99      6,000    0.76         --       --          --     --
Industrial & commercial equipment......     4,818     0.90     19,738    2.51     18,456     2.45      70,867   5.10
Mining.................................        --       --         --      --     20,331     2.70      25,000   1.80
Health services........................        --       --         --      --     20,004     2.66      25,000   1.80
Fabricated metal products..............        --       --         --      --     18,877     2.51      29,900   2.15
Computer software......................        --       --         --      --     16,480     2.19      43,925   3.16
Wholesale trade--nondurable goods......        --       --         --      --      7,276     0.97      14,000   1.01
Other..................................    13,831     2.58     30,750    3.91     84,990    11.29     189,869  13.66
                                         --------   ------   --------  ------   --------   ------  ---------- ------
    Total..............................  $536,652   100.00%  $786,365  100.00%  $752,883   100.00% $1,389,737 100.00%
                                         ========   ======   ========  ======   ========   ======  ========== ======

   The table below is a summary of CBC's loan portfolio at December 31, 2001, 2000 and 1999:

                                                                     At December 31,
                                                              ------------------------------
                                                                2001      2000       1999
                                                              -------- ---------- ----------
                                                                  (Dollars in thousands)
    Commitments.............................................. $786,365 $1,389,737 $1,391,968
    Outstanding loans........................................  536,652    752,883    748,122
    Outstanding loans to technology and telecommunications
     companies (1)...........................................  132,407    250,273    293,521
    Unfunded commitments.....................................  249,713    636,854    643,846
    Average outstanding balance per customer.................    4,587      4,903      4,310
    Average commitment per customer..........................    6,721      9,020      8,019

--------
(1) Technology and telecommunications companies primarily include long distance resellers, paging companies, semiconductor manufacturers, software developers, wireless communications companies, and computer business services.

  Loan Products and Originations

   CBC's loans typically have maturities of one to three years, providing borrowers with greater flexibility to manage their borrowing needs. These loans have a renewal provision for an additional extension year at the end of the contract term and annual renewals thereafter unless terminated by either party (usually requiring 90 days written notice prior to the end of the term). Loans are categorized based on the type of collateral securing the loan. Many of CBC's borrowers may have more than one type of loan outstanding.

   Accounts Receivable Loans. These loans are revolving lines of credit that are secured by accounts receivable from their customers. Each borrower's customers normally make their payments to a blocked account, lockbox, or directly to CBC. CBC deposits the payments daily and applies the funds to the borrower's loan balances. CBC typically lends up to 80% of the principal balance of accounts receivable that meet its eligibility requirements. However, advance rates vary depending on the borrower's dilution, concentrations, and historical performance with CBC. CBC's internal auditors are required to conduct quarterly examinations of the collateral and financial condition of each borrower.

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

   Term Loans. CBC also originates term loans secured by real property, equipment or other fixed assets. These loans typically have three-to-five year amortization periods, but are due and payable upon termination of a master loan and security agreement, if one exists. A small percentage of term loans are stand-alone and do not include a revolving facility. These loans are usually related to larger equipment financing arrangements, such as large aircraft.

   Participation Loans. Participation loans consist of both term loans and revolving lines of credit which CBC and other lenders (banks or other asset-based lenders) jointly lend to borrowers under one loan agreement. These loans include nationally syndicated credits where CBC does not maintain the relationship with the borrower.

   Cash Stream Loans. CBC also originates loans based on a multiple of recurring cash streams. Such loans are typically made to companies that generate a consistent stream of recurring collections. These companies include Internet service providers, paging companies, wireless phone operators, payphone companies, alarm companies, furniture rental companies, and other companies where regular, consistent payments are made for providing a particular product or service. Cash stream loans originated since June 2000 are generally limited to no more than four times the borrowers earnings before interest taxes depreciation and amortization ("EBITDA") at the time of the loan origination. CBC also obtains an independent appraisal of the customer base providing the cash stream to determine the underlying value of the relationships generating the future cash streams. Cash stream loans originated since June 2000 are also subject to lending limits relative to the appraised value of the borrower's customer base, enterprise value, or subscriber base.

   The table below shows the principal amount of CBC's outstanding loans and the percentage of CBC's portfolio of each loan type at December 31, 2001, 2000 and 1999:

                              December 31, 2001  December 31, 2000  December 31, 1999
                              -----------------  -----------------  -----------------
                              Outstanding % of   Outstanding % of   Outstanding % of
                                Balance   Total    Balance   Total    Balance   Total
                                ------    -----    ------    -----    ------    -----
                                               (Dollars in millions)
Accounts receivable loans....   $109.1     20.3%   $222.3     29.5%   $300.5     40.2%
Cash stream loans............    151.7     28.3     161.2     21.4     110.7     14.8
Inventory loans..............     22.7      4.2      42.8      5.7      61.4      8.2
Term loans...................    162.3     30.2     196.1     26.0     162.9     21.8
Participation loans purchased    127.7     23.8     174.2     23.1     152.2     20.3
Participation loans sold.....    (36.8)    (6.8)    (43.7)    (5.7)    (39.6)    (5.3)
                                ------    -----    ------    -----    ------    -----
   Total.....................   $536.7    100.0%   $752.9    100.0%   $748.1    100.0%
                                ======    =====    ======    =====    ======    =====

  Underwriting

   Before a credit line is approved and a line of credit is established, CBC conducts a due diligence review of the prospective client that includes the following as relevant:

  . An audit of the company's records which include verification of its accounts receivable and inventory, along with reviews of its financial statements, management information systems, accounts payable and reporting capabilities,

  .  Independent appraisals of inventory, equipment or real estate,

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

  .  Legal documentation review by attorneys.

   For high technology borrowers, particular emphasis is placed on understanding the underlying value of the technology itself, including the value of the borrower's intangible assets. When necessary, CBC makes applicable filings at the patent and trademark offices on copyrights, patents, trade names or other intangibles. Outside experts are sometimes consulted to assess the viability and value of intangibles.

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

   When CBC decides to approve a credit line, a credit limit is established under the revolving credit line. CBC analyzes the prospective borrower's customer base to assure compliance with CBC's policies. These policies generally limit CBC's overall exposure to borrowers, especially with respect to privately held or non-investment grade borrowers. When deemed necessary for credit approval, CBC may obtain guarantees or other types of security from a client or its affiliates and may also obtain subordination and inter-creditor agreements from the borrower's other lenders. Although CBC's underwriting guidelines specify a review of the factors described above, CBC does not rely on a fixed scoring system to approve prospective borrowers. Decisions to enter into a relationship with a prospective client are made on a case-by-case basis.

   As discussed under the heading Asset Quality, new management has made significant changes to CBC's operating structure, credit underwriting, and credit administration functions to ensure the CBC loan portfolio is more stringently managed. The additional changes to CBC's underwriting, credit administration, and workout strategies include:

  .  All new credits must include the approval of SPB's Chief Credit Officer,

  .  CBC's past practice of over-advance approval authority has been terminated,

  . All covenant waivers or amendments require the approval of SPB's Chief Credit Officer,

  . All customer covenant violations must be reported to SPB's Chief Credit Officer within 24 hours of discovery,

  . A new risk monitoring system for CBC has been introduced based on a review of several risk-rating factors,

  . Quarterly meetings take place between field audit, portfolio administration, and SPB's Risk Management Department to review all CBC accounts,

  .  Customer risk ratings are updated regularly,

  . Under new management from SPB, CBC has been more proactive in managing identified potential problem credits.

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

   CBC monitors cash stream loans in five ways. First, CBC monitors the recurring monthly collections of its customers which are deposited into a lock box or blocked account that is swept daily. At the end of each month the borrowings are adjusted upward or downward based on the amount of recurring collections received in the prior month (and usually adjusted for a 3-12 month moving average). Second is a covenant which creates an event of default if collections in a given month fall below approximately 20% of projected collections based on the prior period's collections. Third is an EBITDA covenant that restricts the amount of debt that can be borrowed on the basis of a cap on Debt/EBITDA. As EBITDA increases or decreases in a given time frame, the amount of allowable CBC debt also may be limited or increased. The Debt/EBITDA covenant is also usually based on a 3-12 month moving average and usually provides a cap at approximately two to four times EBITDA. Fourth, CBC requires that its borrower periodically re-appraise the subscriber base or revenue stream that underlies the recurring collections. CBC's loans generally require the loan amount not to exceed 80% of the appraised value of the revenue stream from the subscriber base or rental contracts or monthly fees calculated on the basis of an orderly liquidation value. Fifth, CBC monitors cash stream loans by maintaining current data about comparable sales of other companies, subscribers, or routes that are similar to those of our borrowers. Current comparable sales data allows CBC to value its borrowers' assets on an ongoing basis.

  Pricing and Funding

   CBC typically charges its customers the prime rate plus 1% to 3% (exclusive of loan fees) on the outstanding balance of their loans depending upon the credit quality of the borrower. In addition, CBC attempts to be flexible in the structuring of its revolving credit lines and to provide prompt service in order to gain an advantage over its competitors. When competing against more traditional lenders, CBC competes less on price and more on flexibility and speed of funding. CBC strives to fund its initial loan advance within four to five weeks of receiving the required information and completing its due diligence review. CBC also charges fees for prepayments, letter of credit facilities, loan originations and renewals, and may charge other special fees.

  Asset Quality

   The amounts of non-performing assets attributable to CBC's business at December 31, 2001, 2000 and 1999 were $62.5 million, $31.8 million and $22.2 million, respectively. The amount of net charge-offs relating to CBC's loans for 2001, 2000 and 1999 were $72.1 million, $88.9 million and $17.4 million, respectively. The increase in CBC's non-performing assets and charge-offs for the years ended December 31, 2001 and 2000 resulted from a flawed problem asset workout strategy deployed by CBC's previous management, compounded by a slowing economy and the events of September 11, 2001.

   See Item 7. "Management's Discussion and Analysis--Asset Quality," for more information about CBC's non-performing assets and non-accrual loans.

  Marketing

   CBC obtains business through referrals from:

.. banks                   . existing borrowers                  . investment banks
.. venture capitalists     . other finance companies             . mezzanine funds
.. attorneys               . internet finance sites              . stockbrokers
.. accounting firms        . other affiliates of our company     . LBO funds
.. management consultants  . independent brokers

   CBC's marketing officers call on CBC's referral sources to identify and receive introductions to potential clients. CBC also identifies potential clients from database searches and attending industry related events. CBC's marketing efforts also include magazine and newspaper advertising, attendance at and sponsorship of seminars and trade shows, banner ads and Internet advertising. CBC pays its marketing personnel competitive base salaries and commissions based on funded transactions. CBC believes that this will motivate and reward the creation of new business and the retention of existing business. CBC's marketing personnel do not have credit decision authority.

Imperial Warehouse Finance, Inc.

  General

   Imperial Warehouse Finance, Inc. ("IWF") is a wholly owned subsidiary of SPB which provides nationwide short-term repurchase lines of credit to residential mortgage lenders ("Sellers") who are in search of developing long-term business relationships with a reliable warehouse lender. IWF's repurchase lines of credit allow the Sellers the ability to do same day closings and sell such residential mortgage loans in the secondary market. IWF's financing is provided by SPB pursuant to a participation agreement.

  Pricing

   IWF generates revenues by charging an interest rate based on the prime rate plus a percentage, along with a transaction fee for each loan purchased. IWF generally charges its Sellers the prime rate plus 0.50% to 2.00% along with transaction fees ranging from $50 to $120 per loan.

  Developments

   IWF's main areas of focus during 2001 were to position and return IWF to profitability, to restructure operationally in order to minimize risk exposure, and focus on establishing business relationships with Sellers originating 1-4 unit conforming residential loans. IWF has been able to successfully accomplish all of the above, and has also liquidated and resolved over eighty percent of its delinquent portfolio originated under underwriting criteria in effect prior to December 31, 2000.

   The following table shows certain information regarding IWF's repurchase or warehouse lines at December 31, 2001, 2000 and 1999:

                                                   At December 31,
                                              --------------------------
                                                2001     2000     1999
                                              -------- -------- --------
                                                (Dollars in thousands)
       Commitments........................... $232,284 $154,855 $300,415
       Outstanding warehouse lines (1).......  143,792   50,639   78,068
       Unfunded commitments..................   88,492  104,216  222,347
       Average outstanding balance per seller    3,994    1,151    1,148
       Average commitment per seller.........    6,452    3,519    4,418

    ----
(1) Outstanding warehouse lines for 1999 are presented gross of $3.1 million of unapplied payments in process.

   IWF's outstanding balances to customers by property location were as follows at December 31, 2001, 2000 and 1999:

                                     At December 31,
                  -----------------------------------------------------
                         2001              2000              1999
                  -----------------  ----------------  ----------------
                             % of              % of              % of
                           Loans in          Loans in          Loans in
                   Amount  Portfolio Amount  Portfolio Amount  Portfolio
                  -------- --------- ------- --------- ------- ---------
                                  (Dollars in thousands)
       New York.. $ 12,032    8.37%  $ 4,774    9.35%  $24,720   31.66%
       Maryland..    2,028    1.41     8,790   17.22    22,188   28.42
       California   98,914   68.79    22,978   45.03     6,140    7.86
       Michigan..       --      --        89    0.17     4,780    6.12
       Florida...    2,427    1.69     8,641   16.93     3,369    4.32
       New Jersey    3,549    2.47       217    0.43     2,915    3.73
       Indiana...       97    0.06        --      --       128    0.16
       Other.....   24,745   17.21     5,150   10.87    13,828   17.73
                  --------  ------   -------  ------   -------  ------
          Total.. $143,792  100.00%  $50,639  100.00%  $78,068  100.00%
                  ========  ======   =======  ======   =======  ======

  Loan Product and Origination

   IWF liquidated and terminated all of its old accounts that were not believed to be creditworthy under current IWF standards. IWF has also restructured its documentation procedures, which included the implementation of a Master Repurchase Agreement. This type of agreement allows IWF to purchase first and/or second lien residential mortgage loans from Sellers, which are then sold to approved secondary marketing investors. IWF's loan portfolio generally turns over within 15 days.

   At December 31, 2001, IWF's outstanding warehouse line balances increased 184% to $143.8 million as compared to $50.6 million at December 31, 2000. Over the past year, the majority of IWF's portfolio consisted of conforming first lien loans.

  Underwriting

   During the fourth quarter of 2000, IWF implemented significant fundamental changes to its underwriting criteria, policies, and procedures. In general, these new criteria require Sellers to maintain a higher financial net worth, and may require the Seller to maintain a cash deposit with SPB which is maintained by IWF to provide additional collateral for any possible purchase deficiencies. The procedures include conducting quarterly Seller performance reviews to assess the Sellers financial condition. Purchased loans are underwritten in accordance with SPB's loan policies and procedures.

   All mortgage loans purchased by IWF on behalf of the approved Seller are purchased at a 1% to 2% discount to the face amount of the loan and are secured by 1-4 family real estate properties. Upon the release of funds to close a real estate transaction, IWF holds all rights and interest to the mortgage loan. The repurchase line may also be secured by a personal guaranty executed by the Principals of the Seller. Typically the loans are required to be repurchased from IWF within 60 days of the initial purchase date.

  Credit Monitoring and Controls

   IWF has implemented daily purchase operational procedures with the intent of minimizing risk exposure while ensuring the quality of the purchased mortgage loans. IWF also conducts quarterly reviews of all active Sellers to ensure that Sellers are meeting their contractual obligations to IWF and to establish and maintain long-term profitable business relationships. During 2001, IWF implemented the following changes:

  . Approved Sellers are required to execute a Master Repurchase Agreement, Sellers Warranties Agreement and UCC filings, as well as having IWF recorded as a loss payee on their Errors and Omissions Insurance and Fidelity Bond.

  . All margin accounts (to cover margin deficits) are held with SPB, and monitored by IWF.

  . Sellers are required to provide evidence of underwriting approvals from either internal underwriters, if the Seller has been approved for delegated underwriting by the ultimate purchaser of the mortgage loan, or from the ultimate investor in the mortgage loan, prior to each repurchase transaction.

  .  Repurchase wires are received directly from an approved third party
     Investor.

  . Detailed status reports of the outstanding loans are required if a loan has not been repurchased after its permissible period.

  Asset Quality

   The amount of non-performing assets attributable to IWF's business at December 31, 2001, 2000 and 1999 were $3.6 million, $9.4 million, and $7.8 million, respectively. The amount of net charge-offs relating to IWF's loans during the years ended December 31, 2001, 2000 and 1999 were $4.3 million, $16.4 million and $1.6 million, respectively. The increases in non-performing assets and charge-offs during 2000 were the result of fraud and enforcing stricter underwriting and collection policies on IWF's customers. IWF's prior management originated all of IWF's non-performing assets. There are no non-performing assets at IWF related to the activities of its new management team.

   See Item 7. "Management's Discussion and Analysis--Asset Quality," for more information about IWF's non-performing assets and non-accrual loans.

  Marketing

   IWF expects to continue developing its business relationships nationwide. IWF markets its business by attending industry tradeshows, advertising in such publications as the Mortgage Banker, the National Mortgage Professional, the National Mortgage News and by direct mail.

Lewis Horwitz Organization

  General

   The Lewis Horwitz Organization ("LHO") is an internationally recognized commercial finance lender engaged in providing financing for independent motion picture and television production. Typically, LHO lends to independent producers of film and television on a senior secured basis, basing its credit decisions on the creditworthiness and reputation of distributors and sales agents who have contracted to distribute the films.

  Loan Products and Originations

   LHO provides loans (with a typical term of 12 to 18 months) and letters of credit ("L/C") for the production of motion pictures and television shows or series that have a predictable worldwide market, and therefore, an ascertainable source of revenue arising from licensing of the distribution rights throughout the world. LHO also provides various types of credit facilities to creditworthy companies in the film and television industry. LHO is a widely recognized leader in film financing with over 30 years of experience. LHO believes it has a competitive advantage due to its extensive worldwide contacts among sales agents, distributors and independent producers in an industry where name recognition and personal contacts are crucial to success. LHO's experience has allowed it to rapidly adapt to changing industry standards in order to maintain its competitive position.

   LHO lends to independent producers of film and television, many of which are located in California. LHO; however, has borrowing clients based all over the world. Independent producers tend to be those producers that do not have major studio distribution outlets for their product. Large film and television studios generally maintain their own distribution outlets and finance their projects with internally generated financing. In addition to funding production loans against a number of distribution contracts, LHO has pioneered a valuation methodology for selected unsold distribution rights to cover a portion of the production budget gap. The production budget gap is the amount of LHO's loan which is not collateralized by existing distribution sales contracts.
Generally, LHO loans have a production budget gap limitation of no more than 20-25% of the film's budget. Several risks are inherent in the type of lending conducted by LHO, including the non-completion of the production, failure to perform on the part of the distributors and political and currency risks, each of which are mitigated by various means. For example, LHO requires an insurance policy (called a completion bond) to insure the project will be completed. Distributor risks are minimized by adhering to strict credit limits and periodic reviews. Currency risks are mitigated by currency hedge contracts. There were no currency hedge contracts outstanding at December 31, 2001 or 2000.

   LHO's business plan calls for increasing the size of its individual loans and letters of credit by attracting larger budget films and television production. LHO was quite successful in accomplishing this goal by increasing its average commitment per loan or L/C, in 2001, by 50%. Examples of these productions during 2001 include the films "ALI" starring Will Smith, MGM's very successful theatrical release of "Jeepers Creepers", as well as the current seasons of three successful TV series, "Earth; The Final Conflict", "Beastmaster", and "Sir Arthur Conan Doyle's Lost World".

  LHO's Loan Portfolio

   The following table shows certain information regarding LHO's commitments and outstanding balances at December 31, 2001 and 2000 as follows:

                                                            At December 31,
                                                         ---------------------
                                                            2001       2000
                                                          --------   --------
                                                         (Dollars in thousands
  Commitments........................................... $191,287    $101,350
  Outstanding loans.....................................  130,499      83,688
  Unfunded commitments..................................   60,788      17,662
  Average outstanding balance per loan or L/C...........    1,535       1,395
  Average outstanding commitment per loan or L/C........    2,250       1,689
  Weighted average production budget gap per loan or L/C     5.67%      10.40%

  Underwriting

   LHO's lending officers review the quality of the distributors and their contracts, the budget, the schedule of advances, and valuation of all distribution rights when considering a new lending opportunity. After closing, each requested advance is approved by the lending officer and the bonding company on a weekly basis to ensure that

LHO is not advancing ahead of an agreed-upon cash flow schedule. The assigned lending officer also periodically speaks with the producer, bonding company and sales agent regarding the progress of the film. LHO's lending officers perform extensive follow-up on every loan to ensure that any unsold distribution rights are sold (i.e., distribution contracts are generated by the sales agent) prior to and after the delivery of the film or television production. Generally, a lending officer will speak to the sales agent at least monthly regarding the agent's progress on sales of distribution rights. The loan documentation grants LHO the right to impose certain penalties on the borrower and exercise certain other rights, including replacing the sales agent, if sales are not consummated within the appropriate time. Loans are repaid principally from revenue received from distribution contracts. In many instances, the distribution contracts provide for multiple payments payable at certain milestones (such as execution of contract, commencement of principal photography or completion of principal photography). The maturity date of the loan is generally six to nine months after completion of the production in order to permit all payments from distributors to be received prior to the maturity of the loan. Delivery of the completed production is made to the various distributors, in most cases, only upon or after their minimum guarantees have been paid in full.

  Pricing and Funding

   LHO typically charges its customers an interest rate ranging from the prime rate to the prime rate plus 2.00% (exclusive of loan fees) on the outstanding balance of their loans. Loan fees typically range from, 1.00% to 2.50% with an additional fee up to 7.0% depending on the level of production budget gap.

  Asset Quality

   Non-performing assets attributable to the LHO division at December 31, 2001, 2000 and 1999 were $11.5 million, $8.0 million and $8.2 million, respectively. All but $1.3 million of LHO's non-performing assets at December 31, 2001 are comprised of LHO's 40-film library acquired from Imperial Bank. We acquired 18 of these non-performing assets during 2001 with an estimated value of $4.8 million in full satisfaction of the LHO purchase agreement. All of the acquired assets were in non-performing status at the time of their purchase and are held at ICII. LHO was successful in selling three of its non-performing loans in 2001, and is currently in negotiation for additional potential asset sales. See
Item 7. "Management's Discussion and Analysis--The Lewis Horwitz Organization," for more information about LHO's acquisition of non-performing assets from Imperial Bank.

   See Item 7. "Management's Discussion and Analysis--Asset Quality," for more information about LHO's non-performing assets and non-accrual loans.

Multifamily and Commercial Mortgage Lending

   We conduct our mortgage lending operations through the Income Property Lending Division ("IPL") of SPB.

  Income Property Lending Division

  General

   At December 31, 2001, IPL had four loan origination offices located in California and Florida.

  Loan Portfolio

   The focus of IPL's lending activities is the small loan market for 5+ unit multifamily apartments and commercial buildings.

   The following table shows the loan activity for IPL for the years ended December 31, 2001, 2000 and 1999:

                                             At December 31,
                                        --------------------------
                                          2001     2000     1999
                                        -------- -------- --------
                                              (In thousands)
              Loans funded............. $198,204 $235,890 $339,666
              Average loan size........      424      447      442
              Whole loan sales.........  239,952  141,926  283,674
              Gross loans outstanding..  284,014  364,176  254,140
              Loans serviced for others       --       --   25,110

  Loan Products and Originations

   IPL generally seeks to make 70% of its loans secured by apartment buildings and 30% of its loans secured by commercial properties. Most of IPL's business is generated through in-house loan representatives who market the loans directly to mortgage brokers and borrowers. IPL also uses direct mailing, referrals from brokers and real estate developers. IPL also originates fixed rate loans which accounted for approximately 27% and 20% of IPL's loan production in 2001 and 2000, respectively. During 2001 and 2000, 78% and 65% of IPL's total loan originations were secured by property located in California, respectively. IPL sold more loans to third parties than it originated during 2001. Due to capital constraints at SPB, IPL accelerated sales activity to reduce SPB's outstanding assets. SPB management intends to hold more of IPL's loans and grow this portfolio in future periods depending on the available capital at SPB. Prior to 2001, SPB classified the entire IPL loan portfolio as held-for-sale. During 2001, SPB changed its strategy regarding loans originated by IPL and decided to retain the 50% risk weighted loans as held-for-investment and only classify the 100% risk weighted loans as held-for-sale. At September 30, 2001, SPB re-classified $184.0 million of IPL loans which were 50% risk weighted as held-for-investment which had previously been classified as held-for-sale. At December 31, 2001, $156.4 million of the IPL portfolio qualified for 50% risk weighting for regulatory capital purposes.

   Substantially all of IPL's loans contain prepayment restrictions. Such restrictions may prohibit prepayments in whole or in part during a specified period of time and/or require the payment of a prepayment fee. Such prepayment restrictions can, but do not necessarily, provide a deterrent to prepayments.

   IPL may originate loans with a balloon payment due at maturity. The ability of a borrower to pay such amount will normally depend on its ability to fully refinance the loan or sell the related property at a price sufficient to make the required loan payments.

  Underwriting

   IPL uses underwriting criteria that generally require a maximum loan-to-value ratio of 80% and minimum debt service coverage ratio of 1.2x on all loans. Loan originations not following these criteria may be funded based on other mitigating factors such as the amount of the down payment and the financial strength of borrower, among other factors. With respect to apartment loans, IPL uses standard government agency documentation and approved independent appraisers. IPL's underwriting is intended to assess the economic value of the mortgaged property and the financial capabilities, credit standing and managerial ability of the borrower. Appraisals and field inspections, performed by SPB approved appraisers and certified inspectors, and title insurance are required for each loan. With respect to the loans secured by commercial properties, IPL's policies typically require that usage comply with local zoning and use ordinances, the use of the commercial space is compatible with the property and neighborhood, and that the property must have a stable occupancy history. IPL reviews the state of repairs of the property, whether there are any unacceptable covenants, if the property is built to code, and any environmental hazards. IPL also looks at the borrower's financial statements to determine the borrower's equity in the property. IPL analyzes whether the borrower will be able to meet all of the mortgaged property's loan obligations and if the borrower holds other property and how those other properties are performing. IPL may also consider the borrower's other income as a possible source of repayment for the loan.

  Pricing

   IPL establishes loan pricing at least once each week based on prevailing interest rates and general market conditions. The standard pricing is based on several factors including the anticipated price IPL would receive upon sale of the loan, the interest rate margin on the loan, the borrower's and collateral's quality, and the anticipated costs associated with the loan's origination. IPL's loan programs include 30 and 15-year adjustable rate loans tied to the 6-month LIBOR index. Margins vary over the 6-month LIBOR index ranging from 2.75% to 3.75% depending on product type, property location and the credit history of the borrower.

  Credit Monitoring and Controls

   SPB services all loans held for investment or available-for-sale. These servicing activities consist of:

                .  collecting,            .  communicating with
                   accounting for, and       the borrowers to
                   posting all payments      obtain timely
                   received,                 payments,
                .  responding to          .  repossessing and
                   inquires,                 reselling the
                                             collateral when
                                             necessary,
                .  investigating          .  ongoing regular
                   delinquencies and         monitoring of each
                   taking appropriate        loan.
                   action,

  Asset Quality

   Non-performing assets attributable to IPL's operations at December 31, 2001, 2000 and 1999 were $8.8 million, $1.7 million and $459,000, respectively.

   See Item 7. "Management's Discussion and Analysis--Asset Quality," for more information about IPL's non-performing assets and non-accrual loans.

NON CORE ACTIVITIES

Discontinued/De-emphasized Operations/Exited Businesses

   De-emphasized/Discontinued/Exited Businesses--represents those business units we decided to either de-emphasize, discontinue, or exit. We decided to de-emphasize, discontinue or exit these business lines because they were not meeting our expectations for a variety of reasons. These reasons included: significant credit losses, insufficient loan production volumes, inadequate gross profit margins, and risks associated with international lending operations. We include the following significant operations in this category:
Loan Participation and Investment Group, Imperial Business Credit, Imperial Credit Asset Management, Imperial Credit Commercial Asset Management Corp., Imperial Capital Group, LLC, Imperial Credit Lender Services, Inc., Auto Marketing Network, Inc., Equity Interest in Franchise Mortgage Acceptance Corp., and our Investment in Impac Mortgage Holdings, Inc.

Loan Participation and Investment Group

  General

   SPB formed the Loan Participation and Investment Group ("LPIG") in September 1995 to invest in and purchase senior secured debt of other companies (referred to as a "participation") offered by commercial banks in the secondary market. We stopped originating new commitments for LPIG during 1998 as we believe that the capital that was being deployed at SPB to support LPIG's business could be better utilized in our other core businesses. As such, we anticipate that the current outstanding balance of LPIG's loans will decrease over time as this portfolio runs-off. The principal types of loans acquired by LPIG are senior-secured bank loans, in the form of revolving lines of credit and long-term loans or letters of credit. As a part of its business, LPIG invested in loan participations through both on and off-balance sheet financing arrangements. The on balance sheet investments were funded by the FDIC insured deposits of SPB, while LPIG's off-balance sheet financing was primarily conducted through a trust and total return swap instrument.

   During the year ended December 31, 1999, we entered into a swap (the "LPIG Swap") for investment purposes with various investment bank counter parties, the provisions of which entitled SPB to receive the total return on various nationally syndicated bank loans and required SPB to make a floating payment of one month LIBOR plus a spread. During the fourth quarter ended December 31, 2001, SPB terminated the LPIG Swap, incurring a $1.4 million early termination fee. The LPIG Swap was an off-balance sheet instrument and was managed by SPB's LPIG division. At December 31, 2000, the LPIG Swap had a total notional amount of syndicated bank loans of $65.2 million, under which we were obligated to pay one month LIBOR plus a weighted average spread of 0.88%. The weighted average remaining life of these loans was 51.2 months at December 31, 2000.For the years ended December 31, 2001 2000 and 1999, we recognized $777,000, $2.7 million, $2.9 million in interest income on the LPIG Swap and ($2.7) million, ($3.8) million and $197,000 in net mark-to-market gains or (losses), respectively.

  LPIG's Loan Portfolio

   The following table shows certain information regarding LPIG's commitments and outstanding balances at December 31, 2001, 2000 and 1999 as follows:

                                                  At December 31,
                                             --------------------------
                                               2001     2000     1999
                                             -------- -------- --------
                                               (Dollars in thousands)
        Commitments......................... $171,163 $289,110 $459,533
        Outstanding loans...................   67,171  123,471  216,961
        Unfunded commitments................  103,992  165,639  242,572
        Average outstanding balance per loan    2,035    4,410    6,027
        Average commitment per loan.........    5,187   10,325   12,765

  Underwriting/Credit Monitoring and Controls

   By purchasing loan participations, LPIG built its loan portfolio without loan origination costs or ongoing loan servicing costs and with minimal administrative costs. LPIG attempted to minimize the risk of investing in loan participations by performing a comprehensive analysis of a borrower's creditworthiness including analysis of operating performance, cash flow, capital structure, collateral, customers, suppliers, industry and competition. Loans are monitored on at least a quarterly basis for performance against projections and compliance with loan covenants.
   The below table shows LPIG's outstanding loan and commitment balances by industry at December 31, 2001 and 2000:

                                  At December 31, 2001                   At December 31, 2000
                         -------------------------------------  -------------------------------------
                         Outstanding % of    Commitment % of    Outstanding % of    Commitment % of
                           Balance   Total    Balance   Total     Balance   Total    Balance   Total
                         ----------- -----   ---------- -----   ----------- -----   ---------- -----
                                                    (Dollars in thousands)
Telecommunications......   $24,985    37.20%  $ 27,157   15.86%  $ 22,688    18.38%  $ 25,000    8.65%
Packaging...............    10,606    15.79     18,485   10.80     11,212     9.08     19,394    6.71
Rail transportation.....     9,332    13.89      9,332    5.45     10,100     8.18     10,100    3.49
Television broadcasting.     6,276     9.34     10,345    6.04     14,044    11.37     33,790   11.69
Electronics.............     4,246     6.32      9,169    5.36      1,551     1.26      7,143    2.47
Automobile parts........     3,214     4.79      6,429    3.76        643     0.52      9,000    3.11
Party goods distribution     2,856     4.25     14,856    8.68      5,166     4.18     14,886    5.15
Hotels..................     2,082     3.10     12,094    7.07     10,134     8.21     26,407    9.13
Chemicals...............     1,316     1.96     10,557    6.17        634     0.51     10,557    3.65
Park management.........     1,256     1.87      2,798    1.63      3,324     2.69      6,278    2.17
Manufacturing...........       983     1.46     14,750    8.62      3,681     2.98     24,647    8.53
Entertainment...........        19     0.03         19    0.01     11,478     9.30     11,641    4.03
Mining..................        --       --     16,000    9.35         --       --     16,000    5.53
Automobile rentals......        --       --     11,727    6.85         --       --     15,000    5.19
Waste disposal services.        --       --      4,588    2.68      4,452     3.61     10,245    3.54
Ecological..............        --       --      2,857    1.67         --       --      2,857    0.99
Office products.........        --       --         --      --      8,809     7.13     10,627    3.68
Healthcare..............        --       --         --      --      6,600     5.35      6,750    2.33
Food processing.........        --       --         --      --      5,857     4.74     10,000    3.46
Defense.................        --       --         --      --      3,098     2.51     13,388    4.63
Garment.................        --       --         --      --         --       --      5,400    1.87
                           -------   ------   --------  ------   --------   ------   --------  ------
    Total...............   $67,171   100.00%  $171,163  100.00%  $123,471   100.00%  $289,110  100.00%
                           =======   ======   ========  ======   ========   ======   ========  ======

  Pricing and Funding

   LPIG loans are typically priced based on the 1, 2 and 3-month LIBOR rate plus a spread on the outstanding balance of loans, but may include prime rate based or fixed rate loans as well.

  Asset Quality

   At December 31, 2001, 2000 and 1999, LPIG had non-performing assets of $12.6 million, $26.2 million and $0, respectively. During the years ended December 31, 2001, 2000 and 1999, LPIG experienced $8.0 million, $32.3 million and $3.9 million in net loan charge-offs, respectively.

   See Item 7. "Management's Discussion and Analysis--Asset Quality," for more information about LPIG's non-performing assets and non-accrual loans.

  Imperial Business Credit, Inc.

  General

   Imperial Business Credit, Inc. ("IBC") is our wholly owned subsidiary located in San Diego, California. IBC ceased originating new leases in April 2000. At that time IBC sold its origination office in Atlanta and closed its Denver origination office. IBC is continuing as a lease portfolio servicing entity by servicing its existing portfolio and a portfolio originated by the leasing division of SPB.

  Servicing Activities

   IBC provides lease portfolio servicing activities for SPB. IBC and SPB are parties to a master servicing agreement that enumerates the responsibilities and obligations of IBC in servicing the leases originated by SPB. In general, SPB originates leases that are funded by SPB and IBC is contracted as the servicer. The servicer duties include; generation of invoices, tax compliance, cash application, accounting, reporting and collection activity. In exchange for services performed, IBC receives a fee based on fixed charges for booking, invoicing, accounting, and hourly charges for other services for the lease portfolio being serviced for SPB and 1.15% for the leases previously funded through IBC's securitization facility, respectively. In addition, IBC is generally entitled to receive all late fees and other miscellaneous fees related to the entire serviced portfolio.

  IBC's Lease Portfolio

   The focus of IBC's lease activities had historically been equipment lease financing to small and medium-sized businesses. During 2000, we determined that IBC could not generate the returns necessary to continue in business as an originator of new leases and its origination offices were closed or sold.

   Generally, IBC funded the origination or acquisition of its leases through its short term warehouse credit facilities with third party lenders and SPB and subsequently sold its receivables in the private asset securities market through its securitization program (the "1997-2 Trust"). The following table sets forth the lease activity for IBC for the years ended December 31, 2001, 2000 and 1999:

                                           At December 31,
                                      --------------------------
                                        2001     2000     1999
                                      -------- -------- --------
                                            (In thousands)
                Leases funded........ $     -- $ 30,933 $125,202
                Lease securitizations       --   43,598  132,359
                Leases serviced......  121,997  170,823  243,463

  Lease Finance Operations

   Through June 2000, IBC specialized in originating, acquiring, selling, securitizing and servicing non-cancelable, full-payout equipment leases for small and medium-sized business in various industries throughout the United States. Subsequent to this date, IBC's efforts have been focused solely on the servicing of its leases funded through the securitization facility, and servicing leases on behalf of SPB. IBC had historically focused on small-ticket leases with contract amounts between $5,000 and $75,000. IBC derived its earnings from gains recognized on the securitization or sale of leases, from the spread on portfolios held for investment and loans held-for-sale during the warehouse period and from servicing and related ancillary fees on its servicing portfolio. In each securitization, IBC received advances based on a percentage that is less than the aggregate present value of cash flows from an undifferentiated pool of leases, effectively over collateralizing lease-backed notes or certificates. Over the life of the securitized lease pool, IBC is eligible to receive the excess cash flow resulting from the difference between the lease payments received and the payment of (i) principal and interest to investors in lease-backed notes or certificates and (ii) backup servicing and trustee fees and other securitization expenses.

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

  . taking all necessary action to maintain the security interest granted in the leased equipment

  .  investigating delinquencies and taking appropriate action

  .  communicating with the lessee to obtain timely payments

  .  repossessing and reselling the collateral when necessary and

  .  ongoing regular monitoring of each lease.

   IBC believes that its ability to monitor lessee performance and collect payments is primarily a function of its collection and support systems. IBC's collections policy is designed to identify payment problems early to permit IBC to quickly address delinquencies and, when necessary, to act to preserve equity in the equipment leased. Collection procedures generally commence when lease payments are 11 days past due.

  Pricing

   IBC typically charged its customers a fixed rate of 10.5% to 17.0% per year on the original equipment cost financed.

  Asset Quality

   Total non-performing assets attributable to IBC's leasing operations at December 31, 2001, 2000 and 1999 were $5,000, $9,000 and $720,000, respectively.

   See Item 7. "Management's Discussion and Analysis--Asset Quality," for more information about IBC's non-performing assets and non-accrual loans.

   The following table shows the amount and delinquency status for IBC's lease servicing portfolio at December 31, 2001, 2000 and 1999.

                                         At December 31,
                   ----------------------------------------------------------
                          2001                2000                1999
                   ------------------  ------------------  ------------------
                    Amount  % of Total  Amount  % of Total  Amount  % of Total
                   -------- ---------- -------- ---------- -------- ----------
                                     (Dollars in thousands)
 Current.......... $111,040    91.0%   $164,434    96.3%   $235,884    96.9%
 30-60 days.......    2,776     2.3       2,502     1.5       2,925     1.2
 60-90 days.......      962     0.8       1,438     0.8       1,508     0.6
 90+ days.........    7,219     5.9       2,449     1.4       3,146     1.3
                   --------   -----    --------   -----    --------   -----
        Total..... $121,997   100.0%   $170,823   100.0%   $243,463   100.0%
                   ========   =====    ========   =====    ========   =====

  Imperial Credit Asset Management, Inc.

   ICAM was formed in April 1998. ICAM manages Pacifica and Cambria Investment Partnership I, L.P. ("Cambria"). Pacifica is a $500 million collateralized loan obligation fund created in August 1998. At December 31, 2001, Pacifica's assets consisted of approximately $490.6 million in nationally syndicated bank loans and approximately $90.3 million in high yield bonds. For the year ended December 31, 2001 and 2000, ICAM earned net management fees before expenses of approximately 60 basis points on Pacifica's total assets or $3.2 million and $3.1 million, respectively.

   At December 31, 2001 and 2000, we had also invested $2.5 million and $6.0 million, respectively, in Cambria which is a hedge fund that invests in syndicated bank loans. During the third quarter of 2000, Cambria began to liquidate its assets. At December 31, 2001 and 2000, Cambria had total assets under management of approximately $5.4 million and $58.3 million, respectively. The return on our investment was (14.4%) for the year ended December 31, 2001 and 8.0% for the year ended December 31, 2000. ICAM earns fees equal to one percent of Cambria's assets under management plus a 20% incentive fee for positive returns for each calendar year. For the years ended December 31, 2001 and 2000, ICAM earned management fees of $37,000 and $159,000 from managing Cambria.

   In the first quarter of 2002, we sold our entire interest in ICAM for $925,000. We received cash proceeds of approximately $40,000 at the close of the sale. The sale resulted in a deferred gain of approximately $462,000.

  Imperial Credit Commercial Asset Management Corp.

   Our wholly-owned subsidiary Imperial Credit Commercial Asset Management Corp. ("ICCAMC") was formed in 1997 to act as the manager for Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC"). See "Item 13. Certain Relationships and Certain Transactions--Relationships with ICCMIC--ICCMIC Management Agreement". ICCMIC was a publicly traded corporation which elected to be taxed as a real estate investment trust that invested primarily in performing multifamily and commercial real estate loans, direct investments in real estate and commercial mortgage-backed securities.

   In October 1997, ICCMIC completed its initial public offering and sold approximately 34.5 million shares of common stock at $15.00 per share generating net proceeds of approximately $481.2 million. We purchased 2,970,000 shares of ICCMIC common stock in the offering and an additional 100,000 shares in December 1997 for a total of $43.0 million. During 1998, we wrote down our investment in ICCMIC common stock by $13.0 million to $9.75 per share due to an other than temporary decline in the value of ICCMIC's common stock. In 1999, we sold 500,000 shares of ICCMIC common stock at $10.88 per common share, generating net proceeds of $5.4 million, resulting in a gain on sale of securities totaling $562,000. At December 31, 1999, we owned 9.0% of the common stock of ICCMIC. ICCAMC managed the day-to-day operations of ICCMIC through October 22, 1999. For the year ended December 31, 1999, ICCAMC earned $5.9 million in gross management fees from ICCMIC. Additionally, we received cash dividends of $3.1 million during the year ended December 31, 1999.

   On March 28, 2000, we acquired all of the outstanding shares of ICCMIC (consisting of 25,930,000 shares not already owned by us and certain of our affiliates and subsidiaries) for a cash purchase price of $11.575 per share. During the course of 2001, ICCMIC's business ceased and all of its employees were terminated and substantially all of the assets of ICCMIC were liquidated.

   See "Liquidity and Capital Resources--The ICCMIC Acquisition," for further details.

  Imperial Capital Group, LLC

   Imperial Capital Group, LLC ("ICG") was formed during July 1997 and was a majority owned subsidiary through the third quarter of 2000. Beginning with the fourth quarter of 2000, we considered ICG to be an Equity Interest and reported ICG results of operations as equity in the net income of ICG. ICG together with its subsidiaries, Imperial Capital, LLC and Imperial Asset Management, LLC, offered individual and institutional investors financial products and services. Imperial Capital, LLC, is a registered broker/dealer with the United States Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc. that provided investment opportunities and research to individual and institutional investors, raised private and public capital for middle market companies, and traded debt, equity and asset backed securities. Imperial Asset Management, LLC, was an investment advisor registered with the United States Securities and Exchange Commission, and provided investment management services to high net worth individuals and institutional clients. During the fourth quarter of 2000, we sold a portion of our ICG holdings to ICG and to certain members of ICG's management. At December 31, 2000, we owned 38.5% of ICG as compared to 63.2% prior to the sale. As a result of the sale during 2000, ICG's results of operations are reported as equity in the net income of ICG through June 2001. In June 2001, we sold our remaining interest in ICG resulting in a $1.9 million gain on sale of securities.

   Through the nine months ended September 30, 2000 (the period in which we consolidated the operations of ICG), ICG generated $21.1 million in investment banking and brokerage revenues. For the year ended December 31, 1999, ICG generated $27.2 million in investment banking and brokerage revenues. Through the nine months ended September 30, 2000, ICG generated net income of $4.0 million. For the year ended December 31, 1999, ICG generated net income of $2.5 million.

  Imperial Credit Lender Services, Inc.

   In July 1998, we acquired the assets of Imperial Credit Lender Services, Inc. (formerly Statewide Documentation, Inc. "ICLS"), for a purchase price of $5.0 million in ICII common stock. ICLS initially began its operations in 1981. Its primary business is providing loan documentation preparation and loan closing services nationwide. Additionally, ICLS provides national notary and recording services.

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

   The loss of $4.8 million in 2000 is attributable to the $4.1 million write-off of goodwill during the third quarter of 2000. In February of 2001, we disposed of our interest in ICLS for its remaining net book value.

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

   For the year ended December 31, 2001, AMN incurred losses from discontinued operations of $3.7 million, net of income taxes, primarily related to the establishment of loan loss provisions of $1.4 million, $508,000 in net mark-to-market write-downs on securities and total occupancy and professional expenses of $1.5 million. For the year ended December 31, 2000, AMN incurred losses from discontinued operations of $5.2 million, net of income taxes, primarily related to the establishment of a $3.5 million deferred tax asset valuation allowance, loan loss provisions of $1.1 million, $574,000 in net mark-to-market write-downs on securities and professional fee expenses of $756,000. For the year ended December 31, 1999, AMN incurred losses from discontinued operations of $899,000, net of income taxes, primarily related to legal expenses and mark-to-market adjustments on AMN securities. The remaining assets of AMN are subject to mark-to-market adjustments based on prepayment, credit loss, and interest rate fluctuations. AMN may incur additional write-downs in future periods if the performance of the remaining securities at AMN do not meet our current projections. Additionally, AMN could be subject to increased expenses as a result of litigation costs in connection with the Steadfast Insurance Company v. Auto Marketing Network Inc. and Imperial Credit Industries, Inc. case. (See Item 3. "Legal Proceedings.")

   The net assets of AMN's discontinued operations were as follows:

                                                   At December 31,
                                                   ---------------
                                                    2001    2000
                                                   ------  -------
                                                   (In thousands)
             Loans................................ $  218  $ 2,310
             Retained interests in securitizations  4,192   14,002
             Other net assets.....................    402    1,318
                                                   ------  -------
                                                   $4,812  $17,630
                                                   ======  =======

  Equity Interest in Franchise Mortgage Acceptance Company

   Franchise Mortgage Acceptance Company ("FMC") was a publicly traded company through November 1, 1999 that originated and serviced loans and equipment leases to small businesses. We sponsored FMC's initial public offering in November 1997. As part of the initial public offering of FMC, we recorded a total gain on sale of FMC common stock of $92.1 million in 1997. Our investment in FMC contributed $30.0 million, $3.2 million and $41.8 million to our revenues in 1999, 1998 and 1997, respectively. During the fourth quarter of 1999, FMC was acquired by Bay View Capital Corporation ("Bay View"). We received $27.7 million in cash and 4.4 million shares of Bay View common stock from the sale and exchange of our 38.3% interest in FMC. On November 5, 1999, we announced the sale of 4,342,451 shares of our Bay View common stock. As a result of these transactions, we received approximately $86.3 million in total cash proceeds and recorded a gain on sale of $30.1 million. At December 31, 1998, we owned 11,023,492 shares or 38.3% of the outstanding common stock of FMC. For the year ended December 31, 1998, our investment in FMC was reflected on our consolidated balance sheet as "Equity Interest in Franchise Mortgage Acceptance Company" and was accounted for pursuant to the equity method of accounting until the third quarter of 1999. During the third quarter of 1999 we determined that we did not have the ability to exercise significant influence over FMC and, therefore, we changed to the cost method of accounting for this investment at that time.

  Investment in Impac Mortgage Holdings

   Impac Mortgage Holdings ("IMH") is a publicly traded real estate investment trust (AMEX symbol: IMH). We sponsored IMH as a publicly traded company in November 1995 and our subsidiary, Imperial Credit Advisors, Inc., acted as its manager until December 31, 1997. Pursuant to a Termination Agreement entered into in December 1997, related to the Management Agreement between Imperial Credit Advisors, Inc. and IMH, we received 2,009,310 shares of IMH common stock and certain securitization-related assets, and, in exchange, we canceled a note receivable from IMH's subsidiary, Impac Funding. During the year ended December 31, 1999, we sold 1,887,110 shares of IMH stock, resulting in a gain of $929,000. We received cash dividends from IMH of $157,000 for the year ended December 31, 1999. At December 31, 1999, we did not own any shares of IMH common stock.

Investment Activities

   The following table shows certain information regarding the amortized cost of our federal funds sold and securities portfolios at the dates indicated:

                                                                         At December 31,
                                                                    --------------------------
                                                                      2001     2000     1999
                                                                    -------- -------- --------
                                                                          (In thousands)
Federal funds sold................................................. $     -- $152,000 $160,000
                                                                    ======== ======== ========
Trading securities:
   U.S. Government and Federal agency obligations.................. $ 40,105 $ 39,438 $ 66,997
   FLRT 1996-A interest-only securities............................       --    3,971    6,349
   SPTL 1997 C-1 interest-only securities..........................    2,159    4,457    3,351
   SPTL 1996 C-1 subordinate bonds.................................       --   11,995       --
   SPTL 1996 C-1 interest-only securities..........................       --    1,591    2,279
   IBC 1997-2 B-1 and C-1 securities...............................       --    8,978   12,201
   Mortgage-backed securities......................................       --      489    2,214
   Investment in total return swap--Pacifica Partners I LP.........   16,051   59,129   38,151
   Collateral for total return swap--syndicated loans..............       --   33,667   18,750
   Other...........................................................       --      335   10,513
                                                                    -------- -------- --------
       Total trading securities.................................... $ 58,315 $164,050 $160,805
                                                                    -------- -------- --------
Securities available-for-sale:
   U.S. Government and Federal agency obligations.................. $ 36,828 $ 53,983 $     --
   ICCMIC common stock.............................................       --       --   25,058
   Cambria Investment Partnership..................................    1,418    5,507   10,000
   Preferred Stock--Auction Finance Group..........................       --       --    6,500
   Residential mortgage-backed securities..........................       --       --   13,407
   IBC 1997-2 Class A-2 securities.................................       --       --   12,000
   IBC 1997-2 B-1 and C-1 securities...............................    5,297       --       --
   Investment in Senior Subordinated bond--Pacifica Partners I LP..   14,000       --       --
   Other...........................................................    3,653    2,677    3,065
                                                                    -------- -------- --------
       Total securities available-for-sale.........................   61,196   62,167   70,030
                                                                    -------- -------- --------
       Total securities............................................ $119,511 $226,217 $230,835
                                                                    ======== ======== ========

   The table below shows certain information regarding the carrying values, weighted average yields, and contractual maturities of our federal funds sold and securities portfolios at December 31, 2001.

                                                             At December 31, 2001
                          ------------------------------------------------------------------------------------------
                                           More than One Year More than Five Years  More than Ten
                          One Year or Less   to Five Years        to Ten Years          Years             Total
                          ---------------  -----------------  -------------------  ---------------  ----------------
                                  Weighted           Weighted             Weighted         Weighted          Weighted
                                  Average            Average              Average          Average           Average
                          Amount   Yield    Amount    Yield    Amount      Yield   Amount   Yield    Amount   Yield
                          ------- -------- ------    -------- -------     -------- ------- -------- -------- --------
                                                        (Dollars in thousands)
  Fed funds sold......... $    --    -- %  $   --       -- %   $    --      -- %   $    --    -- %  $     --    -- %
                          -------   ----    ------     ----   -------       ---    -------   ----   --------   ----
Trading securities:
  U.S. Government and
   Federal agencies......  40,105   3.00%      --       -- %        --      -- %        --    -- %    40,105   3.00%
  Other..................      --     --       --        --     16,051(1)    --      2,159   1.90     18,210   0.22
                          -------   ----    ------     ----   -------       ---    -------   ----   --------   ----
   Total.................  40,105   3.00%      --       -- %    16,051      -- %     2,159   1.90%    58,315   2.13%
                          -------   ----    ------     ----   -------       ---    -------   ----   --------   ----
Securities available-for-
 sale:
  U.S. Government and
   Federal agencies......      --    -- %      --       -- %        --      -- %    37,107   3.16%    37,107   3.16%
  Other..................  19,629   4.09    5,747      6.80         --       --         --     --     25,376   4.70
                          -------   ----    ------     ----   -------       ---    -------   ----   --------   ----
   Total.................  19,629   4.09%   5,747      6.80%        --      -- %    37,107   3.16%    62,483   3.79%
                          -------   ----    ------     ----   -------       ---    -------   ----   --------   ----
   Total securities...... $59,734   3.36%  $5,747      6.80%   $16,051      -- %   $39,266   3.09%  $120,798   2.99%
                          =======   ====    ======     ====   =======       ===    =======   ====   ========   ====

--------
(1) There is no stated yield on this security. The actual yield realized fluctuates based on the performance of the securities underlying this investment.

   For further information regarding the amortized cost and fair market value of securities, see Note 7 of Notes to Consolidated Financial Statements.

Loans and Leases Held for Investment

   The following table shows certain information regarding our loans and leases held for investment. Substantially all of our company's loans and leases held for investment are held by SPB and are funded by its FDIC insured deposits:

                                                                   At December 31,
                                             ----------------------------------------------------------
                                                2001        2000        1999        1998        1997
                                             ----------  ----------  ----------  ----------  ----------
                                                                   (In thousands)
Loans secured by real estate:
One-to-four family.......................... $   19,698  $   72,502  $   93,914  $  125,616  $  205,788
Multifamily (IPL)...........................    182,781      42,695      35,249      56,229      17,261
Commercial (IPL)............................     25,276      14,025      14,022      25,677      13,202
                                             ----------  ----------  ----------  ----------  ----------
                                                227,755     129,222     143,185     207,522     236,251
Commercial loans:
Coast Business Credit.......................    536,652     752,883     748,122     633,299     484,828
Mortgage repurchase or warehouse lines (IWF)    143,792      50,639      78,068     181,001     122,488
Entertainment loans (LHO)...................    130,499      83,688      15,824          --          --
Loan Participation and Investment Group.....     67,171     123,471     216,961     222,106     196,420
Leases......................................     36,242      10,431       1,125       1,048       7,745
Franchise loans.............................      4,930       8,797      18,277      50,520      62,219
Other commercial loans......................      6,541      18,223      48,853      34,509      35,861
                                             ----------  ----------  ----------  ----------  ----------
                                                925,827   1,048,132   1,127,230   1,122,483     909,561
                                             ----------  ----------  ----------  ----------  ----------
Consumer loans:
Installment loans...........................        365       1,197       1,081       1,108      34,950
Auto loans..................................        337       2,283       5,991      25,403     112,653
                                             ----------  ----------  ----------  ----------  ----------
                                                    702       3,480       7,072      26,511     147,603
Gross loans.................................  1,154,284   1,180,834   1,277,487   1,356,516   1,293,415
Loans in process............................      3,046      11,860      (5,472)     (5,636)     (7,081)
Unamortized premiums........................        860       1,341       1,389       3,109       2,211
Deferred loan fees..........................     (9,091)     (7,916)     (8,492)     (9,014)     (9,104)
                                             ----------  ----------  ----------  ----------  ----------
                                              1,149,099   1,186,119   1,264,912   1,344,975   1,279,441
Allowance for loan and lease losses.........    (72,252)    (63,625)    (31,841)    (24,880)    (26,954)
                                             ----------  ----------  ----------  ----------  ----------
   Total.................................... $1,076,847  $1,122,494  $1,233,071  $1,320,095  $1,252,487
                                             ==========  ==========  ==========  ==========  ==========

   The following table shows certain information regarding the contractual maturity of our total gross loans which includes both held for investment and held-for-sale loans.

                                                               At December 31, 2001
                   ------------------------------------------------------------------------------------------------------------
                               Multifamily
                                   and                         Loan        Mortgage
                               commercial                 Participation  repurchase or
                   One-to-four real estate Coast Business and Investment   warehouse   Entertainment
                     family       (IPL)        Credit         Group       lines (IWF)      Loans     Leases   Other    Total
                     ------       -----        ------         -----       -----------      -----     ------   -----    -----
                                                                  (In thousands)
Amounts due:
  One year or
   less...........   $   139    $ 10,417      $175,060       $    --       $143,792      $110,751    $   413 $ 4,363 $  444,935
                     -------    --------      --------       -------       --------      --------    ------- ------- ----------
After one year:
  More than one
   year to five
   years..........       945      25,482       339,679        67,171             --        19,748     32,908   4,228    490,161
  More than five
   years..........    19,564     295,835        21,913            --             --            --      2,921   5,382    345,615
                     -------    --------      --------       -------       --------      --------    ------- ------- ----------
  Total due after
   one year.......    20,509     321,317       361,592        67,171             --        19,748     35,829   9,610    835,776
                     -------    --------      --------       -------       --------      --------    ------- ------- ----------
  Total amounts
   due............   $20,648    $331,734      $536,652       $67,171       $143,792      $130,499    $36,242 $13,973 $1,280,711
                     =======    ========      ========       =======       ========      ========    ======= ======= ==========

   The following table sets forth at December 31, 2001, the dollar amount of total gross loans due after December 31, 2002, and whether such loans are fixed-rate or adjustable rate loans.

                                                    At December 31,
                                                    ---------------
                                               Fixed   Adjustable  Total
                                               -----   ----------  -----
                                                     (In thousands)
      One-to-four family..................... $  6,520  $ 13,989  $ 20,509
      Multifamily and commercial (IPL).......  117,123   204,194   321,317
      Coast Business Credit..................    3,604   357,988   361,592
      Loan Participation and Investment Group       --    67,171    67,171
      Mortgage repurchase lines (IWF)........       --        --        --
      Entertainment loans....................       --    19,748    19,748
      Leases.................................       --    35,829    35,829
      Other..................................    6,097     3,513     9,610
                                              --------  --------  --------
         Total............................... $133,344  $702,432  $835,776
                                              ========  ========  ========

   Our loans and leases held for investment are primarily:

  .  asset-based and cash stream loans,

  . first and second lien mortgages secured by residential and income producing real property mainly in California,

  .  warehouse loans to residential mortgage loan brokers, and

  .  syndicated commercial loan participations,

  .  television and motion picture production loans to independent producers.

   Although we maintain a diversified portfolio, a substantial portion of our debtors' ability to honor their contracts is dependent upon the economy of California. A decline in California real estate values may adversely affect certain underlying loan collateral. SPB's single largest loan was $20.5 million at December 31, 2001 and $23.5 million at December 31, 2000. SPB's ten largest loans and outstanding commitments aggregated $163.6 million and $219.2 million at December 31, 2001, respectively. See Item 1. Business for more information on SPB's average loan size by division. Also see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset Quality" for more information about non-performing assets, non-accrual loans, and our allowance for loan and lease losses.

Parent Company

   Considerable short-term liquidity pressures continue to negatively impact ICII's ability to meet its debt service and repayment obligations. See Item 7.--"Management's Discussion and Analysis--Liquidity and Capital Resources," for more information about known trends and demands impacting ICII's liquidity position.

Funding

   Our business operations conducted through the divisions of SPB are primarily financed through SPB's deposits, Federal Home Loan Bank borrowings, and our capital contributions.

  Southern Pacific Bank Deposits

   SPB is an FDIC insured industrial bank regulated by the California Department of Financial Institutions (the "DFI") and the FDIC. See Item 1. Business--Regulation for a more detailed description of regulations governing SPB.

   At December 31, 2001 and 2000, SPB had total deposits of approximately $1.24 billion and $1.64 billion, respectively. SPB solicits both individual and institutional depositors for new accounts through print advertisements and computerized referral networks. SPB currently maintains two deposit gathering facilities in Southern California. At these facilities, tellers provide banking services to customers such as accepting deposits and making withdrawals. However, customers are not offered demand deposit accounts. Generally, certificates of deposit are offered for terms of one month to 60 months. See
Item 1.--Regulation--Limitations on Types of Deposits for a description of limitations on types of deposits that SPB, as an industrial bank, can accept.

   The following table shows the distribution of SPB's average deposit accounts (prior to eliminating inter-company transactions) and the weighted average interest rates on each category of deposits:

                                            For the year ended December 31,
                 -------------------------------------------------------------------------------------
                             2001                         2000                         1999
                 ---------------------------  ---------------------------  ---------------------------
                                     Weighted                     Weighted                     Weighted
                              % of   Average               % of   Average               % of   Average
                  Average   Average  Interest  Average   Average  Interest  Average   Average  Interest
                  Balance   Deposits   Rate    Balance   Deposits   Rate    Balance   Deposits   Rate
                 ---------- -------- -------- ---------- -------- -------- ---------- -------- --------
                                                 (Dollars in thousands)
Savings accounts $   51,994    3.5%    4.05%  $   57,886    3.4%    4.95%  $   76,506    4.8%    4.00%
Money market
 accounts.......     37,482    2.5     3.93        7,105    0.4     5.86           --     --       --
Time deposits...  1,398,287   94.0     6.03    1,644,097   96.2     6.38    1,514,647   95.2     5.56
                 ----------  -----     ----   ----------  -----     ----   ----------  -----     ----
   Total........ $1,487,763  100.0%    5.91%  $1,709,088  100.0%    6.33%  $1,591,153  100.0%    5.49%
                 ==========  =====     ====   ==========  =====     ====   ==========  =====     ====

   The following table shows the dollar amount of deposits by time remaining to maturity:

                                                            At December 31
                                      ----------------------------------------------------------
                                             2001                2000                1999
                                      ------------------  ------------------  ------------------
                                                   % of                % of                % of
                                        Amount   Deposits   Amount   Deposits   Amount   Deposits
                                      ---------- -------- ---------- -------- ---------- --------
                                                        (Dollars in thousands)
Three months or less................. $  416,888   33.5%  $  502,854   30.7%  $  461,128   28.3%
Over three months through six months.    337,175   27.1      402,033   24.5      353,999   21.8
Over six months through twelve months    386,754   31.1      595,451   36.4      583,338   35.9
Over twelve months...................    103,257    8.3      137,745    8.4      227,689   14.0
                                      ----------  -----   ----------  -----   ----------  -----
   Total............................. $1,244,074  100.0%  $1,638,083  100.0%  $1,626,154  100.0%
                                      ==========  =====   ==========  =====   ==========  =====

   The following table shows the time certificates $100,000 and over by time remaining to maturity:

                                                         At December 31
                                      ----------------------------------------------------
                                            2001              2000              1999
                                      ----------------  ----------------  ----------------
                                                 % of              % of              % of
                                       Amount  Deposits  Amount  Deposits  Amount  Deposits
                                      -------- -------- -------- -------- -------- --------
                                                     (Dollars in thousands)
Three months or less................. $ 85,603   24.0%  $ 81,194   19.8%  $ 95,964   29.6%
Over three months through six months.  115,193   32.3    129,850   31.7     75,403   23.2
Over six months through twelve months  127,085   35.6    166,818   40.7    103,129   31.8
Over twelve months...................   28,882    8.1     31,850    7.8     49,847   15.4
                                      --------  -----   --------  -----   --------  -----
   Total............................. $356,763  100.0%  $409,712  100.0%  $324,343  100.0%
                                      ========  =====   ========  =====   ========  =====

   SPB has increased or decreased its deposits as necessary so that deposits together with its cash, liquid assets, and Federal Home Loan Bank ("FHLB") borrowings have been sufficient to provide funds for all of SPB's lending activities. At December 31, 2001, there were $75.0 million in outstanding FHLB borrowings.

   The following table shows certain information regarding SPB's borrowings from the FHLB as indicated:

                                                                  At or for the Year Ended December 31,
                                                                  ------------------------------------
                                                                     2001           2000        1999
                                                                   --------       --------    -------
                                                                         (Dollars in thousands)
FHLB advances:
   Borrowing capacity............................................ $146,500       $137,200    $35,800
   Balance outstanding at end of period..........................   75,000         65,000         --
   Weighted average interest rate at end of period...............     2.07%          6.73%       N/A
   Maximum amount outstanding at any month end during the period. $120,000       $ 65,000    $30,000
   Average balance outstanding...................................   56,068         23,306      7,603
   Weighted average interest rate during the period..............     4.20%          6.42%      8.30%

  Repurchase Facilities and Other Notes Payable

   We use repurchase facilities and notes to fund certain securities or loans and leases. At December 31, 2001, we had the following reverse repurchase facilities and notes payable:

                                         Interest                            Index
                                           Rate   Commitment Outstanding (basis points) Expiration Date
                                         -------- ---------- ----------- -------------- ---------------
                                                             (Dollars in thousands)
ABS SOS-Plus Partners, Ltd. (Corona Film
  Finance Fund)(1)......................   2.00%   $39,900     $39,900     Fixed rate   January 3, 2002
Other notes payable.....................   8.00         --       1,220     Fixed rate        None
                                                   -------     -------
                                                   $39,900     $41,120
                                                   =======     =======

--------
(1) The borrowings from ABS SOS-Plus Partners, Ltd. were repaid on January 3, 2002.

  Securitization Transactions and Loan Sales

  Securitizations of Assets

   As a fundamental part of our business and financing strategy prior to 1998, we sold a significant amount of our loans and leases through securitization, except for loans held for investment by SPB. Securitizations were performed historically by our prior divisions and subsidiaries. We have, however, de-emphasized the use of securitizations as part of our refocused business strategy. During 2000 and 1999, IBC was the only subsidiary that sold assets through securitizations.

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

   When we sell loans and leases in a securitization, we recognize a gain to the extent that the selling price in cash plus any assets we obtain and any liabilities we incur in the securitization exceeds the carrying value of the loans and leases sold. When we securitize loans and leases, we generally retain an interest in the securitized assets which may be one or more of the bonds, servicing assets and/or call options created through the securitization. The liabilities we incur when we securitize loans and leases include, generally, recourse obligations, put options and servicing liabilities. The retained interest in a securitization represents, generally, a credit enhancement for the investors in that this interest is either subordinated to the other bonds sold or represents an over collateralization amount. In either case, as holder of the retained interest, we incur the risk of loss and prepayment on the underlying loans and leases and will be last to receive the cash flows apportioned to such retained interests.

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

   We evaluate the carrying value of the retained interests and servicing assets on a quarterly basis by re-estimating their fair values using updated assumptions for prepayments, default and loss rates, and discount rate. When the estimated fair value of these assets is less than their carrying value, we recognize a loss for the deficiency by writing down the carrying value of the asset. Based on our comparison of the carrying values of these assets to their estimated fair values, we realized a loss of $5.7 million, $5.4 million and $15.0 million during 2001, 2000 and 1999, respectively. Similar losses could occur in the future and may have a material adverse effect on our net income. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations".

   At December 31, 2001 and 2000, our consolidated balance sheets included the following interest-only securities, subordinated bonds, servicing assets, and retained interests:

                                                               December 31,
                                                              --------------
          Retained Interest and Servicing Assets               2001   2000
          --------------------------------------              ------ -------
                                                              (In thousands)
    Interest-only securities................................. $2,159 $10,019
    Subordinated bonds.......................................     --  20,973
    Servicing rights.........................................    245     600
    Pledged equipment........................................  2,741   3,869
    Retained interest in loan and lease securitizations......     --   6,330

   For further information, see Notes 2 and 6 of Notes to Consolidated Financial Statements.

   During 2000 and 1999, we only securitized leases originated by IBC which totaled $43.6 million and $132.4 million, respectively. We sold $240.0 million and $141.7 million of loans in 2001 and 2000, respectively, through whole loan sale transactions. Most of the loans sold through whole loan sales were originated by IPL. We did not securitize any loans or leases during 2001.

Disclosures regarding Off-Balance Sheet Arrangements

   Prior to ceasing lease originations, IBC primarily funded its lease originations through a permanent revolving securitization facility. The securitization facility utilizes an off-balance sheet trust structure and has a five-year revolving period, which expires in November 2002, and a three and one-half year amortization period.

   During 2001, our company also participated in two off-balance sheet swap financing arrangements. The first arrangement was entered into by SPB's LPIG division (the "LPIG Swap") and the second was entered into by ICII (the "Pacifica Swap").

   See Item 7. "Management's Discussion and Analysis--Disclosures regarding Off-Balance Sheet Arrangements" for a description of the IBC Securitization Facility, the LPIG Swap, and the Pacifica Swap.

   All cash collateral held by the counter parties in connection with the LPIG Swap and the Pacifica Swap is included in the balance reflected in trading securities in the appropriate periods. Net income or expense on the LPIG Swap and the Pacifica Swap is included in interest income from investments, and the LPIG Swap as well as the Pacifica Swap are carried at their estimated fair values.

Competition

   The banking and financial services industry in California generally, and in our company's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. Our company competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than our company. In addition, recent federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. The businesses in which we operate are highly competitive. Competition can take many forms, including convenience in obtaining a loan or lease, customer service, marketing and distribution channels and interest rates and fees charged to borrowers.

Regulation

   We are subject to extensive Federal and state regulation in the United States. These laws and extensive administrative regulations cover many aspects of SPB's business such as investments, branching and other activities, including restrictions on the nature and amount of loans which may be made. Among other things, regulations affect our:

  .  maximum interest rates, finance and other charges,

  .  loan origination and credit activities,

  .  disclosure to customers,

  .  terms of secured transactions,

  .  collection, repossession and claims handling procedures,

  . multiple qualification and licensing requirements for doing business in various jurisdictions, and

  .  other trade practices.

   The following is not intended to be a complete description of the statutes and regulations applicable to Southern Pacific Bank's business. The description of statutory and regulatory provisions below is qualified in its entirety by reference to the particular statute or regulation. A number of changes to laws and regulations affecting SPB have occurred in the past several years and can be expected to occur in the future. The nature, timing and impact of new and amended laws and regulations cannot be accurately predicted.

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

   SPB is supervised by the DFI, and the FDIC insures its deposits. It is subject to the provisions of the Federal Deposit Insurance Act and to regular examinations by the DFI and the FDIC. SPB is not a member of the Federal Reserve System ("Fed"), although it is subject to reserve requirements of the Fed. As SPB's primary regulator, the DFI has broad supervisory and enforcement authority over SPB and its subsidiaries. The DFI may impose penalties for and seek correction of violations of laws or regulations or unsafe or unsound practices by: (1) assessing monetary penalties; (2) issuing cease and desist or removal and prohibition orders against a bank, its directors, officers or employees and other persons; (3) initiating injunctive actions; or (4) taking possession of the business and property of a bank. Certain provisions of the California Financial Code provide for the institution of civil or criminal actions against banks and their officers, directors, employees and affiliates for violations of the law and related regulations.

   SPB's investment certificates (also referred to as "deposits") are insured by the Bank Insurance Fund ("BIF") of the FDIC to the full extent permissible by law. As an insurer of deposits, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally regulates the operations of institutions to which it provides deposit insurance, including SPB. Either notice to or approval by the FDIC and the DFI is required before any merger, consolidation or change in control, or the establishment, relocation or closing of a branch office of SPB. However, only the DFI's approval is required to establish a loan production office limited to the solicitation of loans.

   Among other things, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provided authority for special deposit insurance assessments and required the FDIC to develop a general risk-based assessment system. The amount of FDIC assessments paid by insured depository institutions is based on their relative risk as measured by regulatory capital ratios and certain other factors. Under this system, in establishing the insurance premium assessment for each bank, the FDIC takes into consideration the probability that the BIF will incur a loss with respect to the bank, and charges a bank with perceived higher inherent risks a higher insurance premium. The FDIC will also consider the different categories and concentrations of assets and liabilities of the institution, the likely amount of any such loss, the revenue needs of the BIF, and any other factors the FDIC deems relevant.

   FDICIA requires each insured depository institution to prepare annual financial statements in accordance with generally accepted accounting principles which must be audited by an independent public accountant. Each institution must also prepare a management report stating management's responsibility for preparing the institution's annual financial statements, for complying with designated safety and soundness laws and regulations and for other related matters. In addition, the report must contain an assessment by management of the effectiveness of internal controls and procedures over financial and regulatory reporting and of the institution's compliance with designated laws and regulations. The institution's independent public accountant must examine, attest to, and report separately on, assertions of management concerning internal controls and procedures. SPB complies with these requirements.

   FDICIA requires the establishment of minimum acceptable operational and managerial standards, and standards for asset quality, earnings, and valuation of publicly traded shares for depository institutions and their holding companies. The operational standards must cover internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and employee compensation.

   The Federal bank regulatory agencies have adopted final regulations which require institutions to adopt written real estate lending policies that, among other things, must be consistent with guidelines adopted by the agencies. Among the guidelines adopted are maximum loan-to-value ratios for land loans (65%), development loans (75%), construction loans (80-85%), loans on owner occupied 1-4 family property, including home equity loans (no limit, but loans at or above 90% require private mortgage insurance), and loans on other improved property (85%). The guidelines permit institutions to make loans in excess of the supervisory loan-to-value limits if such loans are supported by other credit factors, but the aggregate of such nonconforming loans should not exceed the institution's risk-based capital, and the aggregate of non-conforming loans secured by real estate other than 1-4 family property should not exceed 30% of risk-based capital.

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

   SPB is subject to the Community Reinvestment Act of 1977 as amended ("CRA"). CRA requires SPB to ascertain and meet the credit needs of the communities it serves, including low and moderate income neighborhoods SPB's compliance with CRA is monitored by the FDIC, which assigns SPB a publicly available CRA rating. An assessment of CRA compliance is required by the FDIC in connection with applications for approval of certain activities, such as mergers with or acquisitions of other banks. In April 1995, the Federal regulatory agencies issued a comprehensive revision to the rules governing CRA compliance. In assigning a CRA rating to a bank, the new regulations place greater emphasis on measurements of performance in the areas of lending (specifically, the bank's home mortgage, small business, small farm and community development loans), investment (the bank's community development investments) and service (the bank's community development services), although examiners are still given a degree of flexibility in taking into account unique characteristics and needs of the bank's community and its capacity and constraints in meeting such needs. The new regulations also require increased collection and reporting of data regarding certain kinds of loans. Although the new regulations became generally effective on July 1, 1995, various provisions have different effective dates, and the new CRA evaluation criteria went into effect for examinations beginning on July 1, 1997. Although management cannot project the impact of the substantial changes in the new rules on SPB's CRA rating, it will continue to take steps to comply with the requirements in all respects. The most recent examination under the current regulations, conducted in 2001, rated SPB "Satisfactory."

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

   The term "affiliate" excludes any company (other than a bank) that is a subsidiary of SPB, unless the Federal authorities have determined by regulation or order not to exclude such subsidiary. Absent such determination, transactions conducted between SPB and its non-bank subsidiaries would not be subject to the amount limitations and collateral requirements under Federal law. This exemption, however, is unavailable for transactions between a bank and a subsidiary that engages in activities not permissible for the parent depository institution.

  Capital Adequacy Guidelines

   FDIC regulations contain risk-based capital adequacy standards applicable to financial institutions like SPB whose deposits are insured by the FDIC. These guidelines provide a measure of capital adequacy and are intended to reflect the degree of risk associated with both on and off-balance sheet items, including residential loans sold with recourse, legally binding loan commitments and standby letters of credit. Unlike SPB, ICII, because it is not directly regulated by any bank regulatory agency, is not subject to any minimum capital requirements. See "--Holding Company Regulations."

   A financial institution's risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk. Financial institutions generally are expected to meet a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 50% of qualifying total capital must be in the form of core capital (Tier 1), which includes common stock, noncumulative perpetual preferred stock, minority interests in equity capital accounts of combined subsidiaries and mortgage servicing rights and a percentage of purchased credit card relationships, subject to certain amount limitations. At December 31, 2001 and 2000, the Tier 1 capital of SPB consisted of $45.7 million and $65.5 million, respectively. Supplementary capital (Tier 2) consists of the allowance for loan and lease losses up to 1.25% of risk-weighted assets, cumulative preferred stock, intermediate-term preferred stock, hybrid capital instruments and term subordinated debt. The risk-based capital standards were amended in September 1998 so that up to 45 percent of the pre-tax net unrealized holding gains on certain available-for-sale equity securities could be included in the Tier 2 capital calculation. The maximum amount of Tier 2 capital that may be recognized for risk-based capital purposes is limited to 100% of Tier 1 capital (after any deductions for disallowed intangibles).

   The aggregate amount of term subordinated debt and intermediate term preferred stock that may be treated as Tier 2 capital is limited to 50% of Tier 1 capital. Certain other limitations and restrictions apply as well. At December 31, 2001 and 2000, the Tier 2 capital of SPB consisted of a portion of its allowance for loan losses and $20.0 million and $42.0 million in term subordinated indebtedness, respectively.

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

   SPB's Capital Ratios. The following tables indicate SPB's capital ratios under (1) the FDIC risk-based capital requirements, and (2) the FDIC minimum leverage ratio at December 31, 2001 and 2000.

                                                     At December 31,
               -------------------------------------------------------------------------------------------
                                   2001                                           2000
               --------------------------------------------  ---------------------------------------------
                                Minimum     Well Capitalized                   Minimum     Well Capitalized
                  Actual      Requirement     Requirement        Actual      Requirement     Requirement
               ------------  -------------  ---------------  -------------  -------------  ---------------
               Amount  Ratio  Amount  Ratio  Amount   Ratio   Amount  Ratio  Amount  Ratio  Amount   Ratio
               ------- ----- -------- ----- --------  -----  -------- ----- -------- ----- --------  -----
                                                  (Dollars in thousands)
Risk-based
 Capital...... $82,532 6.38% $103,512 8.00% $129,390  10.00% $121,833 6.59% $149,474 8.00% $186,842  10.00%
Risk-base Tier
 1 Capital....  45,706 3.53    51,756 4.00    77,634   6.00    65,497 3.54    74,737 4.00   112,105   6.00
FDIC Leverage
 Ratio........  45,706 3.05    59,892 4.00    74,865   5.00    65,497 3.46    75,802 4.00    94,752   5.00

   SPB was undercapitalized at December 31, 2001. Since December 31, 2001, management has taken action to improve SPB's capital ratios. In January 2002 ICII entered into an exchange agreement with SPB to exchange all of the outstanding preferred stock and subordinated debt held by ICII into common equity of SPB. This had the immediate effect of increasing SPB's Tier 1 capital by $20.0 million. In addition, ICII has been engaged in active negotiation with a number of potential investors in ICII and SPB with the objective of restoring SPB to a well capitalized level and reducing ICII's existing debt burden as soon as possible in 2002. The terms, timing and other effects of any new investment in ICII and SPB cannot be accurately predicted at this time nor can the ability to complete any additional capital raising transaction during 2002 be determined.

  Regulatory Orders

   SPB, in December 2000, consented to the issuance by the FDIC of an order (the "FDIC Order") to cease and desist from what the FDIC alleges to be certain unsafe and unsound practices relating to SPB's operations. SPB also has consented to the DFI's similar, though not identical, order (the "DFI Order" and together with the FDIC Order, the "Orders"). SPB has not admitted or denied the claimed basis of the FDIC or DFI for the Orders, but intends to comply with their respective requirements.

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

  . Under the FDIC Order, SPB was required to increase its equity capital by $19 million on or before March 31, 2001, and by an additional $20 million in stages through December 31, 2001. SPB was also required to attain a total risk based capital ratio of 10.50% and a Tier 1 capital ratio of 8.00% by March 31, 2001 and must increase those ratios, in stages through December 31, 2001, to 12.00% and 9.00%, respectively. Under the DFI Order, SPB was required by March 31, 2001 to increase its adjusted tangible shareholders' equity by $29 million and by an additional $15 million by June 30, 2001. Also, by March 31, 2001, SPB was required to attain an adjusted tangible shareholders' equity of at least 7.00% of its adjusted tangible total assets, and must increase this ratio by 0.50% each quarter to 8.50% at December 31, 2001. SPB was not in compliance with these requirements at any time during 2001. The DFI Order also limits the maximum amount of SPB's deferred tax assets that may be included in the adjusted tangible shareholders' equity calculation to the lesser of (x) the amount of deferred tax assets that are dependent upon future taxable income expected to be realized within one year or (y) 10% of adjusted tangible shareholders' equity existing before any disallowed deferred tax assets.

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

  . Within 10 days of the effective dates of the Orders, SPB had to eliminate all assets that were classified as "Loss" and one-half of the assets that were classified "Doubtful" at March 31, 2000, or at June 26, 2000 under the FDIC Order, and reduce by March 31, 2001 its assets that were classified as "Substandard" or "Doubtful", at June 26, 2000, to not more than $90 million. All assets classified "Loss" and portions of other assets are written-off when deemed uncollectible by management. Additionally, all assets classified as "Loss" and the loss portions of our "Doubtful" assets were written-off prior to December 31, 2000. SPB also had to reduce by June 30, 2001 and September 30, 2001 its assets that were classified "Substandard" or "Doubtful", at June 26, 2000, to not more than $70.0 million and $50.0 million respectively. At December 31 2001, SPB was compliant with these requirements of the Orders.

  . Under the FDIC Order, SPB may not extend additional credit to any borrower that has a loan or other credit from SPB that has been charged off or classified "Loss" or "Doubtful", in whole or part, and is uncollected. With certain exceptions, SPB is restricted from extending additional credit to any borrower with a loan or other credit that has been charged off or classified "Substandard", in whole or part, and is uncollected.

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

   In August 2001, ICII and SPB revised their capital plan and submitted it to the FDIC and the DFI. Such capital plan was not formally approved or disapproved by the FDIC or the DFI. Because SPB ended the year 2001 in an undercapitalized status, the FDIC notified SPB to file a capital restoration plan that would show how SPB will become at least adequately capitalized and to submit such plan by March 1, 2002. Effective as of February 27, 2002, ICII entered into a written agreement (the "Performance Guarantee") with the FDIC whereby it unconditionally and irrevocably guaranteed SPB's performance of its capital restoration plan. See "Capital Restoration Plan" below.

  Completed Actions

   SPB and ICII already have taken a number of actions that were intended to enable SPB to comply with the requirements of the Orders. However, these actions did not succeed in enabling SPB to comply with all requirements of the Orders at December 31, 2001, and SPB's ability to comply in 2002 may be subject to events outside the control of SPB and ICII, such as capital market trends, investor sentiment, and general economic conditions. The actions undertaken include:

  . During 2001, ICII exchanged $22.0 million of SPB's subordinated debt and made $34.3 million in capital contributions to SPB. In the first quarter of 2002, ICII converted the remaining $20.0 million of SPB's subordinated debt to Tier 1 capital.

  . On March 1, 2002, ICII and SPB submitted a capital plan intended to achieve the FDIC and DFI capital requirements by making additional capital contributions to SPB, raising additional capital at SPB directly, selling certain non-core assets of SPB and ICII, reducing the assets of SPB, and exchanging additional Bank subordinated debt held by ICII for Tier 1 capital.

  . SPB has made changes in its management to address the requirements of the Orders and contemplates further changes as required. These changes included: (i) the resignation of several Bank executive officers, including its president and chief executive officer, chief credit officer, risk management department head, and the executive management of CBC, (ii) the recruitment of a new chairman, president and chief executive officer of SPB and (iii) the addition of various new personnel to positions with SPB, including an experienced chief credit officer, who has a major commercial banking background, and a head of the Risk Management Department of SPB, who was an FDIC examiner, and other appointments of personnel to handle credit administration and risk management functions. Also, CBC has been more fully integrated into SPB's management reporting structure and several individual managers within CBC have been assigned increased responsibility.

  . SPB has adopted and implemented new policies and procedures in its lending, credit administration and lending review areas.

  . SPB has developed detailed business plans which address marketing, asset diversification, credit administration, management oversight, non-accrual and classified assets and operating efficiencies among other items.

  Potential Regulatory Actions

   During January 2002, ICII converted the remaining $20.0 million of its investment in SPB's subordinated debt to Tier 1 capital. However, the losses sustained at SPB, partially offset by ICII's capital infusions and conversions, were insufficient to restore SPB's capital requirements to amounts above the "adequately capitalized" minimums of 4% and 8%, respectively, as defined by banking regulations. Management believes that it has responded to all of the directives addressed in the Orders other than meeting the required capital levels, by the recent additions of new credit and risk management personnel, the implementation of new credit policies and loan review procedures, and the partial recapitalization of SPB. The FDIC and the DFI have various remedies available, including enforcement actions and sanctions. Among other sanctions, if SPB were to become critically undercapitalized, or is determined to have other serious regulatory or supervisory problems, the FDIC and/or the DFI could place the Bank in conservatorship or receivership. See Note 4 of Notes to Consolidated Financial Statements for a description of management's plan to restore SPB to well-capitalized status. The Bank did not meet any of the required target capital ratios required by the Orders during 2001. At this time, the financial impact, if any, of regulatory actions that may result from the failure of the Bank to meet minimum capital requirements of the Orders cannot be determined. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Capital Restoration Plan

   On February 1, 2002, as a result of SPB being undercapitalized at December 31, 2001, SPB's Board of Directors received a Prompt Corrective Action notification letter from the FDIC which, among other things, required SPB to file a written capital restoration plan (the "Capital Plan") with the regional office of the FDIC by March 1, 2002.

   On March 1, 2002, SPB submitted a Capital Plan that included a three-pronged approach to restoring SPB to a well-capitalized condition; including infusing additional capital into SPB, restoring SPB to profitability, and reducing the risk inherent in SPB's balance sheet. SPB Management and the Board are focusing their efforts on raising additional capital for SPB by June 30, 2002. There can be no assurance that the Capital Plan will be approved by the FDIC or DFI in the form submitted or that the necessary additional capital for SPB can be raised by June 30, 2002.

   1.  Tier 1 equity raise

   SPB has engaged Friedman Billings Ramsey & Co. ("FBR") as its financial advisor and lead underwriter to raise capital for SPB. On February 27, 2002, SPB's Board approved the FBR capital-raising proposal. Under the FBR proposal, FBR will raise a net $55 million through the issuance of SPB's common stock to new investors. The capital raise is scheduled to be completed in the second quarter of 2002. In addition to the capital raise, ICII plans to infuse approximately $15 million into SPB during 2002. Additional capital above the proposed net $55 million capital raise or further asset reductions may be necessary to achieve required capital ratios depending on future results of operations.

   2.  Restore SPB to profitability

   The Capital Plan includes the implementation of the business plan that continues to reduce balance sheet risk and related loan losses, significantly reduces operating expenses, and seeks to restore SPB to profitability in the second quarter of 2002.

   3.  Reduce SPB's balance sheet assets

   The Capital Plan includes a continued reduction of SPB's assets including sales of non-performing assets, IPL loans, non-core assets and the run-off of other portfolios through the second quarter of 2002, prior to receiving the net proceeds from the capital raise.

   There can be no assurance that SPB will be able to raise sufficient capital to comply with the Capital Plan as contemplated or that SPB will thereafter be able to meet either the interim or final capital targets specified by the Orders. The ability of SPB to comply with the Capital Plan is subject to substantial uncertainty, including the uncertainty regarding satisfaction of the many conditions to consummation of the transactions contemplated therein. If SPB is unable to remain in compliance with its Capital Plan, its regulators could severely restrict the operations of SPB, or impose additional sanctions, including the appointment of a conservator or receiver.

  ICII Guarantee

   The Prompt Corrective Action notification also required ICII to provide SPB with a performance guarantee. In compliance with the Prompt Corrective Action notification, on February 27, 2002, ICII's Board approved a Performance Guarantee on behalf of SPB, for the benefit of the FDIC. ICII guarantees the performance of SPB under the terms of the Capital Plan, and should SPB fail to meet the terms of its Capital Plan, ICII will pay the sum demanded to SPB or as directed by the FDIC; provided, that the aggregate liability of ICII under the guarantee shall be the lesser of an amount equal to five percent (5%) of SPB's total assets at December 31, 2001 or the amount which is necessary or would have been necessary to restore the relevant capital measures of SPB to the levels required to be classified as "adequately" capitalized, as those capital measures and levels are defined at the time that SPB initially fails to comply with its approved Capital Plan. ICII's Board of Directors continues to explore alternative proposals for raising Tier 1 capital for SPB and has recognized a group of Exchange Note holders as an ad hoc committee that is actively seeking alternative resolutions for SPB. At December 31, 2001, an additional approximately $21.0 million would have to be contributed or invested in SPB to meet the requirements for being adequately capitalized and approximately $72.7 million would have had to be contributed or invested in SPB to meet the capital ratio target specified by the Orders as of that date. As of December 31, 2001, ICII had total assets of $199.7 million (including cash and cash equivalents of $12.5 million and total investments in SPB of $70.7 million), total liabilities of $277.6 million, and a total shareholders' deficit of $77.9 million, and is limited in its ability to support SPB.

  Prompt Corrective Action

   The FDIC regulations contain a prompt corrective action rule which was adopted pursuant to FDICIA which requires the Federal banking regulators to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. The FDIC's rules provide that an institution is "well capitalized" if its Total risk- based capital ratio is 10% or greater; its Tier 1 risk-based capital ratio is 6% or greater; its leverage ratio is 5% or greater; and the institution is not subject to a capital directive of a federal bank regulatory agency. A bank is "adequately capitalized" if its Total risk-based capital ratio is 8% or greater; its Tier 1 risk-based capital ratio is 4% or greater; and its leverage ratio is 4% or greater (3% or greater for the highest rated institutions).

   An institution is considered "undercapitalized" if its Total risk-based capital ratio is less than 8%; its Tier 1 risk-based capital ratio is less than 4%, or its leverage ratio is 4% or less (less than 3% for the highest rated institutions). An institution is "significantly undercapitalized" if its Total risk-based capital ratio is less than 6%; its Tier 1 risk-based capital ratio is less than 3%; or its leverage ratio is less than 3%. A bank is deemed to be "critically undercapitalized" if its ratio of tangible equity (Tier 1 capital) to total assets is equal to or less than 2%. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it engages in unsafe or unsound banking practices.

   SPB is an "undercapitalized" institution at December 31, 2001. An undercapitalized institution is required to submit a capital restoration plan to restore it to at least an "adequately capitalized" level. In order to be accepted, the plan required ICII to enter into the Performance Guarantee that SPB will fulfill its capital restoration plan and maintain its capital at the "adequately capitalized" capital level for 4 consecutive quarters. If the Performance Guarantee were deemed to be a commitment to maintain capital under the Federal Bankruptcy Code, a claim for a subsequent breach of the obligations under the Performance Guarantee in a bankruptcy proceeding involving ICII would be entitled to a priority over third party general unsecured creditors of ICII. Undercapitalized institutions are prohibited from making capital distributions or paying management fees to controlling persons, are subject to growth limitations, are restricted from ongoing acquisitions, branching and entering into new lines of business, and are limited in the appointment of additional directors or senior executive officers. Finally, the FDIC has discretion to impose additional restrictions on SPB.

   In the event an institution is deemed to be significantly undercapitalized, it may be required to: sell stock; merge or be acquired; restrict transactions with affiliates; restrict deposit interest rates paid; divest a subsidiary; or dismiss specified directors or officers. If the institution is a bank holding company, it may be prohibited from making any capital distributions without prior approval of the Federal Reserve Board and may be required to divest its subsidiaries. ICII is not a bank holding company.

   A critically undercapitalized institution is generally prohibited from making payments on subordinated debt and may not, without the approval of its principal bank supervisory agency, enter into a material transaction other than in the ordinary course of business; engage in any covered transaction; or pay excessive compensation or bonuses. Critically undercapitalized institutions are subject to appointment of a receiver or conservator. Effectively, the FDIC would have general enforcement powers over SPB and ICII in the event that SPB were deemed critically undercapitalized.

  Lending Laws

   We are required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), which prohibits creditors from discriminating against applicants on the basis of race, color, religion, sex, age or marital status. ECOA also prohibits creditors from discriminating based on the fact that all or part of the applicant's income derives from a public assistance program or the fact that the applicant has in good faith exercised any right under the Consumer Credit Protection Act. Regulation B under ECOA restricts us from obtaining certain types of information from loan applicants. It also requires certain disclosures regarding consumer rights and requires us to advise applicants of the reasons for any credit denial. If the applicant is denied credit or the rate or charge for loans increases as a result of information obtained from a consumer credit agency, another statute, the Fair Credit Reporting Act of 1970 ("FCRA") requires us to supply the applicant with the name and address of the reporting agency. In addition, FCRA also imposes other reporting and disclosure requirements on creditors. We are also subject to the Real Estate Settlement Procedures Act of 1974, as amended, and are required to file an annual report with the Department of Housing and Urban Development under the Home Mortgage Disclosure Act. In addition, we are subject to various other Federal and state laws, rules and regulations governing, among other things, the licensing of, and procedures which must be followed by, mortgage lenders and servicers, and disclosures which must be made to consumers. We may incur civil and criminal liability if we fail to comply with applicable requirements.

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

  Gramm-Leach-Bliley Act of 1999

   On November 12, 1999, the federal Gramm-Leach-Bliley Act ("GLB") was enacted. The GLB, which is a major piece of financial reform legislation, repealed sections of the federal Glass-Steagall Act generally prohibiting affiliations and management interlocks between banking organizations and securities firms, and added new substantive provisions to the Bank Holding Company Act ("BHCA"). Specifically, the GLB created a new entity, the "financial holding company" ("FHC"), which is authorized to engage in activities that are "financial" in nature and "incidental" to financial activities. Insured banks such as SPB have new authority under GLB, subject to certain limitations, to engage in various activities of a "financial" nature.

   GLB also makes major changes to the federal regulation of a bank's securities activities, and contains provisions governing (i) the insurance activities of FHCs and the regulation of these activities, (ii) the privacy of customer information, (iii) the structure of and access to the Federal Home Loan Bank system, (iv) modifications of the Community Reinvestment Act, and (v) other changes to banking laws. In addition, GLB codifies the senior claim status of a parent institution's guarantee of performance to the FDIC in the event of the parent's filing for protection under the bankruptcy laws. See "ICII Guarantee" above. The major provisions of GLB took effect starting March 11, 2000.

   ICII is not currently subject to the Bank Holding Company Act, and therefore this new law is not expected to have a material effect on the nature and scope of our current operations. While the future impact of GLB on our company's and SPB's operations cannot be predicted at this time, GLB may provide our company, through SPB and otherwise, authority to engage in new activities of a banking and financial nature. In addition, the new law may increase the ability of other financial services providers to compete with us by permitting certain firms (such as securities firms and insurance companies) for the first time to establish or acquire banks, and allowing banking firms to enter into new lines of financial business.

   The customer privacy requirements of the GLB, effective in 2001, require SPB, as well as any of our other affiliates which are engaged in a financial business with retail customers, to disclose to these customers, upon establishing the customer relationship and at least annually thereafter, their privacy policies and practices for disclosing and protecting customer financial information. In addition, a financial institution may not share with a nonaffiliated third party any nonpublic personal information of its customers and consumers unless that financial institution provides advance notice of its information-sharing policies to these persons, and is obliged to permit a customer or consumer to "opt out" of the financial institution's ability to share nonpublic customer information with nonaffiliated third parties.

   The Federal bank regulatory agencies have promulgated joint regulations implementing the privacy provisions of the GLB. Generally, these regulations
(i) outline the type and content of notice initially required to be provided to customers and consumers concerning the institution's privacy policies and practices, (ii) limit the right to disclose nonpublic personal information to nonaffiliated third parties, and (iii) describe the form and method of providing information-sharing "opt out" notices to consumers and customers.

   Additionally, the Fair Credit Reporting Act ("FCRA") limits the right to disclose nonpublic personal information of consumer customers. SPB and its subsidiary IWF use such information only for legitimate business purposes in a manner consistent with GLB and the related privacy regulations. SPB does not disclose any nonpublic personal information about its customers or former customers, except as permitted or required by law. SPB complies with the initial and annual privacy notice requirements of GLB.

  USA Patriot Act of 2001

   On October 26, 2001, President Bush signed the USA Patriot Act of 2001. Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

  . Due diligence requirements for financial institutions that administer, maintain or manage private banks' accounts or correspondent accounts for non-U.S. persons.

  .  Standards for verifying customer identification at account opening.

  . Rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

  . Reports by non-financial trades and businesses filed with the Treasury Department's financial crimes enforcement network for transactions exceeding $10,000, and filing of suspicious activities reports by securities brokers and dealers if they believe a customer may be violating U.S. law and regulations.

   SPB is not able to predict the impact of the Patriot Act on its financial condition or results of operation at this time.

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

  Limitations on Types of Deposits

   To maintain the exemption from the BHCA, SPB currently offers investment certificates in the form of passbook accounts, money market deposit accounts, IRA accounts and certificates of deposit. SPB does not offer nor is it authorized by California law to offer demand deposit accounts.

  Insurance Premiums

   In September 1996, Congress passed the Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("the Budget Act") which provided that, among other things, Savings Association Insurance Fund ("SAIF") members and BIF members would have the same risk-based deposit insurance assessment schedule with respect to FDIC deposit insurance premiums, effective January 1, 1997, whereas previously, FDIC insurance premiums were based on the level of reserves in the BIF and the SAIF. The assessment schedule adopted by the FDIC ranges from 0.00% to 0.27% of deposits annually and is based upon the capital position and a supervisory evaluation of each institution. SPB's FDIC deposit insurance premium is currently set at 0.24% of deposits. At January 1, 1997, assessments were set at the following percentages of deposits:

                                           Group Group Group
                                             A     B     C
                                           ----- ----- -----
                    Well capitalized...... 0.00% 0.03% 0.17%
                    Adequately capitalized 0.03% 0.10% 0.24%
                    Undercapitalized...... 0.10% 0.24% 0.27%

   Beginning with the third quarter of 2001, SPB's risk classification was changed to Group C from Group B. As a result, SPB's FDIC insurance premium went from 0.10% of deposits annually, or approximately $485,000 per quarter, to 0.24% of deposits annually, or approximately $1.1 million per quarter. SPB's deposit insurance premium for the year ended December 31, 2001 was approximately $3.0 million.

  Recent Legislation

   The California Industrial Loan Law governed the activities of SPB until September 30, 2000. On that date, all California-chartered industrial banks (except for those that act as premium finance agencies and that provide insurance premium financing) including SPB became subject to the statutes and regulations of the California Revised Banking Law applicable to commercial banks. The notable exception remains the prohibition against offering demand deposits.

  Holding Company Regulations

   The Competitive Equality Banking Act of 1987 ("CEBA") subjected certain previously unregulated companies to regulation as bank holding companies by expanding the definition of the term "bank" in the BHCA. ICII, however, remains exempt from regulation as a bank holding company because SPB is not considered a "bank" under the BHCA. Notwithstanding, the FDIC does view the source of strength doctrine applicable to bank holding companies to be relevant to the continued capital strength of non-member state banks such as SPB. Also, SPB may cease to fall within those exceptions if it engages in certain operational practices, notably accepting demand deposit accounts. SPB currently has no plans to engage in any operational practice that would cause it to fall outside of one or more of the exceptions to the term "bank" as defined by CEBA. Under CEBA, ICII is treated as if it is a bank holding company only for the limited purposes of applying certain restrictions, such as those on loans to insiders, transactions with affiliates and anti-tying provisions.

  Limitations on Acquisitions of Voting Stock of our company

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

Employees

   At December 31, 2001, we had 328 employees on a full-time equivalent ("FTE") basis, as follows:

                   Southern Pacific Bank................ 275
                   Imperial Business Credit, Inc........  40
                   Imperial Credit Industries, Inc......   7
                   Imperial Credit Asset Management Inc.   6
                                                         ---
                      Total............................. 328
                                                         ===

   FTE count is based on the total number of hours worked in a period of time by employees, temporary employees and independent contractors divided by the number of hours a full time employee would work in the period based on a 40-hour work week. We believe that our relations with these employees are satisfactory. A collective bargaining unit or agreement does not represent our employees.

ITEM 2.  PROPERTIES

   Our executive offices occupy approximately 3,524 square feet of space in Torrance, California at a current monthly rental of approximately $5,500. SPB's executive offices occupy approximately 28,749 square feet of space in Torrance, California at a current monthly rental of approximately $45,000.

   Not including SPB, we currently lease offices in Beverly Hills, San Diego, Santa Ana Heights and Irvine, California. SPB and its divisions operate in California through branches and loan production offices and in other states through loan production offices and representatives.

ITEM 3.  LEGAL PROCEEDINGS

   Our company and three of our former directors are defendants in a consolidated federal securities class action, In re Imperial Credit Industries, Inc. Securities Litigation, Case No. 98-8842 SVW, in the United States District Court for the Central District of California. This action, purportedly filed on behalf of a class of persons who purchased our company's securities during the period January 29, 1998 through October 1, 1998, was originally filed in November 1998. Plaintiffs allege that defendants made false and misleading statements and omitted to reveal the truth concerning the value of our investment in Southern Pacific Funding Corporation, resulting in an artificial inflation of the price of our securities. On February 9, 2001, the Court granted plaintiffs leave to file a third amended complaint, in which plaintiffs added a new defendant, KPMG LLP, our company's independent auditor. On March 6, 2001, defendants answered the third amended complaint and asserted a number of affirmative defenses. On May 2, 2001, we received notice from the United States District Court for the Central District of California that it has granted our motion for summary judgment.

   Our company is a defendant in Steadfast Insurance Company v. Auto Marketing Network Inc. and Imperial Credit Industries, Inc. filed on August 12, 1997 in the Northern District of Illinois, Case No. 97-C-5696. The plaintiff is seeking damages in the amount of $27 million allegedly resulting from the fraudulent inducement to enter into, and the subsequent breach of, a motor vehicle collateral enhancement insurance policy. In May 1998, we filed a counterclaim against the plaintiff for $54 million in damages based on the allegation that the underlying claim was filed in bad faith. We moved to dismiss our company from the lawsuit and, on April 17, 2000, the Court granted our motion in part and found that ICII is not liable for any of Steadfast's losses arising from payments for defaulted loans. The Court had pending a motion for partial summary judgment, filed by the plaintiff, and our company motion for summary judgment on our counterclaim against Steadfast. Steadfast also had counter-moved for summary judgment on our counterclaim, and the parties filed motions seeking the exclusion of each other's expert witnesses. On July 31, 2001, the Court granted motions to exclude the parties' experts' testimony, decided a number of motions for partial summary judgments, and ordered a status hearing. At a status hearing on December 6, 2001, the Court set pretrial filing dates. A jury trial is scheduled to begin on June 10, 2002.

   Our company and two of our former directors, among others, are defendants in an adversary proceeding filed by the liquidating trustee of the Southern Pacific Funding Corp. ("SPFC") liquidating trust on October 5, 2000, in the U.S. Bankruptcy Court for the District of Oregon, In re Southern Pacific Funding Corp. Case No. 398- 37613-elp 11, Beck v. Imperial Credit Industries, Inc., et al, Adv. Proc. No. 00-03337-elp. The trustee seeks to recover damages in excess of $238.5 million for losses alleged to have been incurred by SPFC in connection with its sub-prime lending and securitization program during the years 1995-1998. The trustee alleges that the losses were caused by defendants' breaches of fiduciary duties and negligence. In addition, the trustee seeksequitable re-characterization of certain ICII claims against the SPFC bankruptcy estate and also asserts a right of setoff against all defendants' various claims against the bankruptcy estate for the wrongs alleged in the breach of fiduciary duties and negligence claims. Our company and our two former directors moved to dismiss the adversary proceedings for lack of subject matter jurisdiction and failure to state a claim. The Bankruptcy Court heard these motions on December 20, 2000. By orders entered January 18, 2001, the Bankruptcy Court denied the motion to dismiss for lack of subject matter jurisdiction but granted, with leave to amend, the motion to dismiss for failure to state a claim. On September 10, 2001, the trustee filed its First Amended Complaint, which re-alleges each of the same causes of action set forth in the original complaint. On October 9, 2001, our company, along with each of the individual defendants, moved to dismiss the First Amended Complaint for failure to state a claim. Defendants' motion to dismiss is pending and has not been decided by the Court. On November 13, 2001, the Court entered an order staying the action for 90 days.

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

                  2001      High   Low       2000      High   Low
                  ----      ----- -----      ----      ----- -----
             First Quarter  $1.22 $0.63 First Quarter  $6.06 $4.19
             Second Quarter  1.22  0.38 Second Quarter  4.56  3.31
             Third Quarter   1.27  0.42 Third Quarter   4.78  1.50
             Fourth Quarter  0.58  0.28 Fourth Quarter  1.50  0.41

   At March 25, 2002, the closing sales price of our common stock as reported by the NASDAQ National Market was $0.08. At March 25, 2002, there were approximately 108 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 42,141,098 outstanding shares of common stock.

   We were informed by Nasdaq on February 14, 2002 that our common stock will be delisted from the Nasdaq National Market for failure to maintain a minimum bid price of $1.00 over the prior 30 consecutive trading days as required by NASD Rule 4450(a)(5) (the "Nasdaq Rule") unless our company meets the requirements for continued listing under the Nasdaq Rule within ninety (90) days of the date of notification, or May 15, 2002. We are also in violation of the continued listing standard that requires our company to have stockholders' equity of $10 million. We believe we are unable to meet either requirement within the time permitted by Nasdaq. Upon delisting from Nasdaq, we believe that our common stock could trade on the "Over-the-Counter Bulletin Board" and we expect to make all reasonable efforts to permit such trading.

   We have not paid cash dividends on our common stock and we do not anticipate paying cash dividends on our common stock in the foreseeable future. We intend to retain earnings for use in our operations and the expansion of our business. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources". SPB is subject to certain regulatory restrictions on the payment of dividends. See "Item 7. Business--Management's Discussion and Analysis--Limitations on Dividends".

   We have undertaken the repurchase of our common stock under several authorized share repurchase programs. During 2000 and 1999 we repurchased 1,122,300 and 3,682,536 shares of common stock at an average cost per share of $3.62 and $8.00, respectively. There were no shares repurchased during 2001. All of our repurchases effected under our stock repurchase programs were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The following table shows the selected consolidated financial data at or for each of the years in the five-year period ended December 31, 2001. Such selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                                          Years Ended December 31,
                                                                            ---------------------------------------------------
                                                                              2001       2000       1999      1998       1997
                                                                            ---------  ---------  --------  ---------  --------
                                                                                   (In thousands, except per share data)
Income Statement Data:
   Interest Income:
   Interest on loans and leases............................................ $ 148,567  $ 194,213  $178,229  $ 200,827  $176,146
   Interest on investments.................................................    12,357     28,213    25,841     28,965    24,776
   Interest on other finance activities....................................       597      2,399     3,368      6,048     2,678
                                                                            ---------  ---------  --------  ---------  --------
      Total interest income................................................   161,521    224,825   207,438    235,840   203,600
   Interest expense........................................................   112,621    140,213   121,607    123,106   118,213
                                                                            ---------  ---------  --------  ---------  --------
      Net interest income..................................................    48,900     84,612    85,831    112,734    85,387
   Provision for loan and lease losses.....................................    95,860    180,975    35,340     15,450    20,975
                                                                            ---------  ---------  --------  ---------  --------
      Net interest (expense) income after provision for loan and lease
       losses..............................................................   (46,960)   (96,363)   50,491     97,284    64,412
Fee and other income (loss):
   Gain (loss) on sale of loans and leases.................................     2,588       (771)    6,480     14,888    69,737
   Asset management fees...................................................     3,050      3,239    10,054      7,591     5,810
   Investment banking and brokerage fees...................................        --     21,057    27,198     18,463     7,702
   Loan servicing income...................................................     5,001      5,993     6,885     11,983     9,474
   Gain (loss) on sale of securities.......................................     3,471     12,988    32,742       (592)  112,185
   Equity in net income of ICG.............................................       912        479        --         --        --
   Equity in net income of SPFC............................................        --         --        --     12,739    25,869
   Equity in net (loss) income of FMC......................................        --         --       (53)     3,235    (3,050)
   Mark-to-market on securities and loans held-for-sale, net...............   (27,125)   (12,810)  (28,641)   (42,388)     (341)
   Loss on impairment of securities........................................    (7,206)        --        --   (120,138)       --
   Gain on termination of REIT advisory agreement..........................        --         --        --         --    19,046
   Rental income...........................................................     6,174      8,183        --         --        --
   Other income............................................................     9,066     12,278    13,894     13,118     4,060
                                                                            ---------  ---------  --------  ---------  --------
      Total fee and other (loss) income....................................    (4,069)    50,636    68,559    (81,101)  250,492
                                                                            ---------  ---------  --------  ---------  --------
Expenses:
   Personnel expense.......................................................    34,692     50,097    60,341     61,636    51,609
   Other expenses..........................................................    30,982     52,940    66,259     59,200    63,252
   Merger costs............................................................        --      9,397        --         --        --
                                                                            ---------  ---------  --------  ---------  --------
      Total expenses.......................................................    65,674    112,434   126,600    120,836   114,861
                                                                            ---------  ---------  --------  ---------  --------
   (Loss) income from continuing operations before income taxes,
    minority interest and extraordinary item...............................  (116,703)  (158,161)   (7,550)  (104,653)  200,043
Income taxes...............................................................    14,021      2,356    (3,074)   (44,064)   74,267
Minority interest in income (loss) of consolidated subsidiaries............       130      1,125     1,474     (1,464)   10,513
                                                                            ---------  ---------  --------  ---------  --------
   (Loss) income from continuing operations before extraordinary item......  (130,854)  (161,642)   (5,950)   (59,125)  115,263
Operating loss from discontinued operations of AMN, net of income taxes....    (3,656)    (5,218)     (899)    (3,232)  (25,347)
Loss on disposal of AMN, net of income taxes...............................        --         --        --    (11,276)       --
                                                                            ---------  ---------  --------  ---------  --------
   (Loss) income before extraordinary item.................................  (134,510)  (166,860)   (6,849)   (73,633)   89,916
Extraordinary item--gain (loss) on early extinguishment of debt, net of
 income taxes..............................................................     2,912      3,534     4,021         --    (3,995)
                                                                            ---------  ---------  --------  ---------  --------
   Net (loss) income....................................................... $(131,598) $(163,326) $ (2,828) $ (73,633) $ 85,921
                                                                            =========  =========  ========  =========  ========
   Comprehensive (loss) income............................................. $(131,691) $(165,024) $    974  $ (76,745) $ 82,837
                                                                            =========  =========  ========  =========  ========
Basic (loss) income per share:
   (Loss) income from continuing operations................................ $   (3.52) $   (4.96) $  (0.17) $   (1.55) $   2.99
   Loss from discontinued operations, net of income taxes..................     (0.10)     (0.16)    (0.02)     (0.08)    (0.66)
   Loss on disposal of AMN, net of income taxes............................        --         --        --      (0.30)       --
Extraordinary item--gain (loss) on early extinguishment of debt, net of
 income taxes..............................................................      0.08       0.11      0.11         --     (0.10)
                                                                            ---------  ---------  --------  ---------  --------
   Net (loss) income per common share...................................... $   (3.54) $   (5.01) $  (0.08) $   (1.93) $   2.23
                                                                            =========  =========  ========  =========  ========
Diluted (loss) income per share:
   (Loss) income from continuing operations................................ $   (3.52) $   (4.96) $  (0.17) $   (1.55) $   2.82
   Loss from discontinued operations, net of income taxes..................     (0.10)     (0.16)    (0.02)     (0.08)    (0.62)
   Loss on disposal of AMN, net of income taxes............................        --         --        --      (0.30)       --
Extraordinary item--gain (loss) on early extinguishment of debt, net of
 income taxes..............................................................      0.08       0.11      0.11         --     (0.10)
                                                                            ---------  ---------  --------  ---------  --------
   Net (loss) income per common share...................................... $   (3.54) $   (5.01) $  (0.08) $   (1.93) $   2.10
                                                                            =========  =========  ========  =========  ========
Weighted average diluted shares outstanding................................    37,142     32,573    34,517     38,228    40,855


                                                                       -----------
                                                                          2001
                                                                       ----------

Cash Flow Data:
Net cash provided by (used in) operating activities................... $  236,786
Net cash provided by (used in) by investing activities................    274,364
Net cash (used in) provided by financing activities...................   (424,869)
                                                                       ----------
      Net increase (decrease) in cash................................. $   86,281
                                                                       ==========
SPB Regulatory Capital Ratios:
California leverage limitation (1)....................................      4.08 %
Risk-based--Tier 1....................................................      3.53 %
Risk-based--Total.....................................................      6.38 %
FDIC Leverage Ratio...................................................      3.05 %
Asset Quality Ratios:
Non-performing assets as a percentage of total assets.................      7.12 %
Allowance for loan and lease losses as a percentage of non-
 performing loans.....................................................     74.24 %
Net charge-offs as a percentage of average total loans and leases held
 for investment (2)...................................................      7.72 %
Selected Ratios:
   Return on average assets...........................................        n/m
   Return on average equity...........................................        n/m
   Dividend payout ratio..............................................        -- %
   Equity to assets ratio.............................................        n/m
   Ratio of earnings to fixed charges.................................      (0.0x)
   Pre-tax interest coverage ratio....................................      (4.7x)
   Ratio of indebtedness to total capitalization (3)..................        n/m


                                                                       -----------
                                                                          2001
                                                                       ----------

Balance Sheet Data:
Cash.................................................................. $  117,219
Interest-bearing deposits.............................................     16,071
Securities............................................................    120,798
Loans and leases held-for-sale........................................    126,427
Loans and leases held for investment, net.............................  1,076,847
Retained interests in loan and lease securitizations..................         --
Total assets..........................................................  1,543,229
Deposits..............................................................  1,227,850
Borrowings from FHLB..................................................     75,000
Senior secured debt...................................................     16,200
Senior convertible notes..............................................     10,000
Exchange notes........................................................    166,374
Remarketed par securities ("ROPES")...................................      1,040
Other borrowings......................................................     41,120
Senior notes..........................................................     26,839
Total liabilities.....................................................  1,621,094
Shareholders' (deficit) equity........................................    (77,865)


                                                                          2000        1999        1998        1997
                                                                       ----------  ----------  ----------  ----------

Cash Flow Data:
Net cash provided by (used in) operating activities................... $  (32,250) $  151,622  $  (37,135) $   18,563
Net cash provided by (used in) by investing activities................     21,682    (202,863)   (174,982)   (320,627)
Net cash (used in) provided by financing activities...................      7,608    (212,633)    464,510     273,196
                                                                       ----------  ----------  ----------  ----------
      Net increase (decrease) in cash................................. $   (2,960) $ (263,874) $  252,393  $  (28,868)
                                                                       ==========  ==========  ==========  ==========
SPB Regulatory Capital Ratios:
California leverage limitation (1)....................................      4.98 %     10.45 %     10.45 %     13.20 %
Risk-based--Tier 1....................................................      3.54 %      7.78 %      8.42 %      8.75 %
Risk-based--Total.....................................................      6.59 %     10.67 %     11.12 %     12.25 %
FDIC Leverage Ratio...................................................      3.46 %      8.94 %      8.62 %      8.30 %
Asset Quality Ratios:
Non-performing assets as a percentage of total assets.................      4.11 %      2.84 %      2.06 %      4.31 %
Allowance for loan and lease losses as a percentage of non-
 performing loans.....................................................     81.02 %     62.18 %     65.11 %     53.87 %
Net charge-offs as a percentage of average total loans and leases held
 for investment (2)...................................................     12.00 %      1.79 %      1.92 %      2.72 %
Selected Ratios:
   Return on average assets...........................................        n/m         n/m         n/m       4.22 %
   Return on average equity...........................................        n/m         n/m      25.92 %     33.12 %
   Dividend payout ratio..............................................        -- %        -- %        -- %        -- %
   Equity to assets ratio.............................................      1.85 %      9.33 %      9.66 %     15.47 %
   Ratio of earnings to fixed charges.................................      (0.1x)       0.9x        0.2x        2.7x
   Pre-tax interest coverage ratio....................................      (5.6x)       0.8x         N/A        8.1x
   Ratio of indebtedness to total capitalization (3)..................      84.8 %      54.6 %      55.4 %      47.2 %



                                                                          2000        1999        1998        1997
                                                                       ----------  ----------  ----------  ----------

Balance Sheet Data:
Cash.................................................................. $   30,938  $   33,898  $  297,772  $   45,379
Interest-bearing deposits.............................................    183,193     248,182       1,415     103,738
Securities............................................................    227,734     242,139     235,423     227,468
Loans and leases held-for-sale........................................    386,469     289,398     319,061     153,469
Loans and leases held for investment, net.............................  1,122,494   1,223,071   1,320,095   1,252,487
Retained interests in loan and lease securitizations..................      6,330      10,220      27,011      22,895
Total assets..........................................................  2,127,577   2,201,615   2,417,183   2,094,389
Deposits..............................................................  1,632,704   1,614,758   1,714,252   1,156,022
Borrowings from FHLB..................................................     65,000          --      20,000      45,000
Senior secured debt...................................................         --          --          --          --
Senior convertible notes..............................................         --          --          --          --
Exchange notes........................................................         --          --          --          --
Remarketed par securities ("ROPES")...................................     42,885      61,750      70,000      70,000
Other borrowings......................................................     84,118      74,309     102,270     144,841
Senior notes..........................................................    176,757     185,185     219,858     219,813
Total liabilities.....................................................  2,088,135   1,996,235   2,183,662   1,770,456
Shareholders' (deficit) equity........................................     39,442     205,380     233,521     323,933

--------
(1) Ratio of (i) SPB's total shareholder equity to (ii) total deposits.

(2) Excluding charge-offs at AMN, the ratio of charge-offs to average loans held for investment was 7.67% in 2001, 11.78% in 2000, 1.73% in 1999, 0.59%
    in 1998 and 1.16% in 1997.

(3) Ratio of (i) non-funding indebtedness to (ii) non-funding indebtedness plus total shareholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  Organization

   Imperial Credit Industries, Inc. ("our company" or "ICII" if referring to our parent company alone) is a Torrance, California based industrial bank holding company that was incorporated in 1991 in the State of California. Our business activities are conducted primarily through our wholly owned subsidiary Southern Pacific Bank ("SPB"). SPB offers its customers a wide variety of deposit and commercial loan products. SPB was considered undercapitalized at December 31, 2001, and is currently subject to regulatory orders issued by the California Department of Financial Institutions ("DFI") and the Federal Deposit Insurance Corporation ("FDIC"). See Item 1. Business--Regulation and Note 4 of Notes to Consolidated Financial Statements. We also conduct limited operations through two additional wholly owned subsidiaries: Imperial Business Credit Inc. ("IBC") and Imperial Credit Asset Management, Inc. ("ICAM"). In the first quarter of 2002, we sold our entire interest in ICAM for $925,000. We received cash proceeds of approximately $40,000 at the close of the sale. The sale resulted in a deferred gain of approximately $462,000. The sale of ICAM is anticipated to result in annual reductions in revenues of $3.1 million, noninterest expenses of $2.5 million, and income before income taxes of $600,000 in future years.

   Our business strategy currently emphasizes:

  . the recapitalization of SPB in order to restore it to a well capitalized status, and to meet the requirements of SPB's regulatory orders,

  . the reduction of classified assets (assets classified as substandard, doubtful and loss),

  . the continued improvement of credit underwriting and credit risk management,

  .  the continued diversification of SPB's loan portfolio, and

  .  the continued reduction of expenses and the return of SPB to profitability.

Overview of Consolidated Operations

  Agreements Entered Into with Southern Pacific Bank's Regulators

   As a result of a joint examination by the FDIC and the DFI, SPB entered into regulatory orders ("Orders") with the FDIC and with the DFI at year-end 2000. The Orders contain several requirements including but not limited to, increasing SPB's capital and regulatory defined capital ratios, dividend restrictions, classified asset limitations, lending policy restrictions and procedures, and other such restrictions. Management believes that it has responded to all of the directives addressed in the Orders including the recent additions of new credit and risk management personnel, and the partial recapitalization of SPB. At December 31, 2001, SPB was "undercapitalized" according to banking regulations. Banks so categorized are subject to certain restrictions, including prohibitions on the payment of dividends, restrictions on compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed by the regulators including requirements to raise additional capital, sell assets or sell the entire bank. During 2001, ICII contributed $34.3 million of new equity to SPB and converted $22.0 million of subordinated debt to Tier 1 capital. During the first quarter of 2002, ICII converted the remaining $20.0 million of its investment in SPB's subordinated debt to Tier 1 capital. The losses sustained at SPB, partially offset by these capital infusions and conversions, were insufficient to restore SPB's capital requirements to amounts above the "adequately capitalized" minimums of 4% and 8%, respectively, as defined by banking regulations. The FDIC and the DFI have available various remedies, including enforcement actions and sanctions. Among other sanctions, if SPB becomes "critically undercapitalized" or is determined to have other serious regulatory or supervisory problems, the FDIC and/or the DFI could place SPB in conservatorship or receivership. SPB did not meet any of the required target capital ratios required by the Orders during 2001. At December 31, 2001, SPB needed an additional $72.7 million of capital to meet the requirements of the Orders. At this time, the financial impact, if any, of regulatory actions that may result from the failure of SPB to meet minimum capital requirements of the Orders cannot be determined. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have been in discussions with the FDIC and the DFI with regard to our current and projected noncompliance and are in the process of completing an amended capital plan for 2002 to address our noncompliance. See Item 1. "Business--Regulation" and Note 4 of Notes to Consolidated Financial Statements.

  Delisting From Nasdaq National Market System

   We were informed by Nasdaq on February 14, 2002 that our common stock will be delisted from the Nasdaq National Market for failure to maintain a minimum bid price of $1.00 over the prior 30 consecutive trading days as required by NASD Rule 4450(a)(5) (the "Nasdaq Rule") unless our company meets the requirements for continued listing under the Nasdaq Rule within ninety (90) days of the date of notification, or May 15, 2002. We are also in violation of the continued listing standard that requires our company to have stockholders' equity of $10 million. We believe we are unable to meet either requirement within the time permitted by Nasdaq. Upon delisting from Nasdaq, we believe that our common stock could trade on the "Over-the-Counter Bulletin Board" and we expect to make all reasonable efforts to permit such trading.

  Debt Exchange

   During 2001, we successfully completed an exchange offer for our outstanding Senior Notes (the "Debt Exchange"). At the close of the exchange offer on June 28, 2001, $39,995,000 of the total outstanding $41,035,000 of Remarketed Redeemable Par Securities, Series B of the Imperial Credit Capital Trust I, due in June 2002, $144,352,000 of the total of $165,939,000 of 9.875% Series B
Senior Notes due January, 2007 and $3,468,000 of the total outstanding $10,932,000 of 9.75% Senior Notes due January 2004, were validly tendered. The exchange offer reduced the principal balance of our debt by a total of $60,323,000. As part of the debt exchange offer, we issued 8,784,437 shares of common stock and 6,105,544 warrants to acquire shares of common stock at an exercise price of $2.15 per share. On June 28, 2001 we issued $10.0 million of secured convertible notes (the "Convertible Notes"). The proceeds of the Convertible Note issuance were invested as additional capital into SPB. The convertible debt is convertible into common stock of our company at $1.25 per share.

   As a result of the significant discount on our company's notes tendered in the exchange offer, we accounted for the debt exchange in accordance with Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS No. 15"). Under SFAS No. 15, we recorded the fair value of equity issued and established a total liability relating to the notes issued in the debt exchange ("the Exchange Notes") equal to the aggregate principal amount of the Exchange Notes plus all interest payable over the term of the Exchange Notes less the discount on the exchange offer, while the carrying values of the notes tendered in the exchange have been removed. As such, we established a total liability related to the Exchange Notes of $171.1 million representing the principal balance of the Exchange Notes of $127.5 million, plus accrued interest over the life of the Exchange Notes of $61.1 million, less a discount on the debt exchange of $17.5 million. Under SFAS No. 15, we will not record interest expense in future periods for the cash interest required to be paid to the Exchange Note holders. All future cash interest payments on the Exchange Notes will reduce the $61.1 million accrued liability referred to above. We will recognize interest expense related to the amortization of the discount on the debt exchange of approximately $4.3 million annually.

   Despite our successful efforts during 2001 to restructure ICII's outstanding debt through the Debt Exchange noted above, considerable short term liquidity pressures continue to negatively impact ICII's ability to meet its debt service and repayment obligations. See "Management's Discussion and Analysis--Liquidity and Capital Resources," for more information about known trends and demands impacting ICII's liquidity position.

  Debt Restructuring and Standstill Agreements

   In February 2002, we entered into a debt restructuring agreement with the holder of the $10.0 million Convertible Notes. Under the agreement, the Convertible Notes were cancelled in exchange for ICII's payment of $1.0 million in cash and the issuance of $2.0 million of Exchange Notes and $6.4 million of newly issued Senior Secured Notes Series B (the "Secured Notes Series B"). The Secured Notes Series B issued in the debt restructuring agreement may be repaid in full for $3.4 million if paid on or before their maturity.

   At the same time, ICII entered into a standstill agreement with the holders of $16.2 million of Secured Notes issued in March 2001 which extended the maturity date of the Secured Notes from April 30, 2002 to June 28, 2002, or July 15, 2002 under certain circumstances. As part of the standstill agreement, we agreed that the holders of the Secured Notes would not be required to exchange such notes for Exchange Notes and that interest on the Secured Notes would increase from 12% annually in April 2002 to 20% annually in June 2002 and thereafter. ICII also provided additional collateral, to be maintained at not less than $5 million, as security for the Secured Note holders.

  Financial Position

   At December 31, 2001, our total assets were $1.5 billion as compared to $2.1 billion at December 31, 2000. At December 31, 2001, our total net loans were $1.2 billion as compared to $1.5 billion at December 31, 2000. Our outstanding assets and loans decreased as compared to the prior year due to management's intentional reduction in the outstanding balance of SPB's loans and securities. Management chose to reduce SPB's outstanding loans and securities in an effort to comply with SPB's capital requirements under its regulatory orders. The continued high levels of provisions for loan losses, mark-to-market and impairment charges on loans and securities held-for-sale, and collection costs contributed to our loss from operations for 2001.

   On a consolidated basis, our cash and interest-bearing deposits decreased to $133.3 million at December 31, 2001 as compared to $214.1 million at December 31, 2000. Cash available to ICII, including cash and interest-bearing deposits was $16.3 million at December 31, 2001 as compared to $15.9 million at December 31, 2000.

   At December 31, 2001, our deposits at SPB were $1.24 billion as compared to $1.64 billion at December 31, 2000.

   The outstanding principal balance of our secured and senior debt decreased to $176.9 million at December 31, 2001 as compared to $219.8 million at December 31, 2000. The net decrease was the result of a $60.3 million reduction in senior debt as a result of the Debt Exchange completed on June 28, 2001, partially offset by an issuance of $16.2 million of Senior Secured debt on March 30, 2001 and $10.0 million of Secured Convertible debt on June 28, 2001.

   At December 31, 2001 our shareholders' (deficit) equity decreased to ($77.9) million as compared to $39.4 million at December 31, 2000. The decrease in shareholders' equity was primarily the result of a loss from operations due to continued high levels of provisions for loan losses, mark-to-market and impairment charges on loans and securities held-for-sale, and collection costs. Also negatively impacting operations was income tax expense totaling $14.0 million. Income tax expense for 2001 was primarily related to an increase in our deferred tax asset valuation allowance.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

  Consolidated Results of Operations

   During 2001, our operating results included the following significant items or events:

  . Completed an exchange offer of ICII's outstanding senior notes and ROPES. For further information see Note 16 and Note 17 of Notes to Consolidated Financial Statements.

  . Exchanged $22.0 million of our investment in SPB's subordinated debt and contributed $34.3 million as Tier 1 equity to SPB. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources".

  . Recorded a provision for loan and lease losses of $95.9 million due to increased non-accrual loans and charge-offs primarily at SPB's Coast Business Credit ("CBC") division as a result of the events of September 11th and the continued decline in the U.S. economy.

  . Recorded total net mark-to-market and impairment charges of $34.3 million primarily affecting IBC's retained interests, the LPIG Swap, and our investments in the Sr. Subordinated bond of the Pacifica Partners I CLO, and the Pacifica Swap.

  . Incurred an additional $14.0 million of income tax expense, primarily to increase our deferred tax asset valuation allowance as a result of our company's continuing operating losses. For further information see Note 22 of Notes to Consolidated Financial Statements.

  . Reduced noninterest expenses 23% to $65.7 million as compared to $84.9 million last year.

  . Reduced our company's Full Time Equivalent ("FTE") employees to 328 at December 31, 2001 compared to 428 at December 31, 2000.

   The net loss for the year ended December 31, 2001 was $131.6 million or $3.54 diluted net loss per share including an operating loss from discontinued operations of $3.7 million or $0.10 diluted net loss per share and an extraordinary gain on the early extinguishment of debt of $2.9 million or $0.08 diluted net income per share. The operating results for the year ended December 31, 2001 were primarily impacted by high levels of loan charge-offs and non-performing loans resulting in a continued high level of provisions for loan and lease losses totaling $95.9 million, mark-to-market and impairment charges on loans and securities held-for-sale, and reduced net interest income as a result of margin compression and reduced outstanding assets. Our company has increased its allowance for loan and lease losses to $72.3 million or 74.24% of non-accrual loans at December 31, 2001 as compared to $63.6 million or 81.02% of non-accrual loans at December 31, 2000. The net loss for the year ended December 31, 2000 was $163.3 million or $5.01 diluted net loss per share including an operating loss from discontinued operations of $5.2 million or $0.16 diluted net loss per share and an extraordinary gain on the early extinguishment of debt of $3.5 million or $0.11 diluted net income per share. The operating results for the year ended December 31, 2000 were primarily impacted by high levels of loan charge-offs and non-performing loans resulting in an increased provision for loan and lease losses of $181.0 million.

  Net Interest Income

   For the year ended December 31, 2001, interest income decreased to $161.5 million as compared to $224.8 million last year. Interest income decreased in 2001 as compared to last year due to a decrease in the average yield and average outstanding balance of interest-earning assets. The average yield on loans at SPB decreased to 9.58% during 2001 as compared to 11.05% last year while the average outstanding balance of loans at SPB decreased to $1.526 billion during 2001 as compared to $1.682 billion last year. The average yield on SPB's loans decreased primarily as a result of a reduction in the prime rate to an average of 6.92% in 2001 as compared to 9.24% last year. High levels of non-accrual loans also negatively impacted SPB's average loan yield.

   Interest expense was $112.6 million for the year ended December 31, 2001 as compared to $140.2 million last year. Interest expense decreased in 2001 as compared to the last year due to a decrease in the average cost and average outstanding balance of the FDIC insured deposits of SPB. The average rate on deposits at SPB decreased to 5.91% during 2001 as compared to 6.33% last year while average outstanding deposits at SPB decreased to $1.488 billion as compared to $1.709 billion last year. The average costs of SPB's deposits decreased primarily as a result of a reduction in the average 6-month Libor rate to 3.73% in 2001 as compared to

6.64% last year. Interest on other borrowings also decreased as borrowings secured by assets obtained in the Imperial Credit Commercial Mortgage Investment Corporation ("ICCMIC") acquisition of 2000 were paid-off during 2001. Interest expense on ICCMIC's other borrowings was $1.7 million for 2001 as compared to $3.5 million last year. Interest on secured debt and senior notes also decreased to $20.7 million for 2001 as compared to $24.1 million last year. The decrease in interest on secured debt and senior notes resulted from the debt exchange completed in June 2001 and from the repurchase of debt during the previous twelve months.

   For the year ended December 31, 2001, net interest income before the provision for loan and lease losses decreased to $48.9 million as compared to $84.6 million last year. Net interest income before the provision for loan and lease losses decreased as a result of the 4.75% decrease in the prime rate and the $154.9 million reduction in the average outstanding balance of SPB's loans. During 2001, our net interest income was adversely affected due to our loans re-pricing at a faster rate than our interest-bearing liabilities.

  Fee and Other Income

   Fee and other income (expense) decreased $54.7 million to ($4.1) million in 2001 as compared to $50.6 million last year. The significant decrease during 2001 is primarily attributable to increased net mark-to-market and impairment charges as compared to the prior year, a reduction in investment banking and brokerage fees, and reduced gains on sales of securities.

   Gain on sale of loans increased $3.4 million to $2.6 million for 2001 as compared to a loss on sale of loans of $771,000 last year. Gain on sale of loans increased primarily as a result of a higher principal balance of IPL loans sold in 2001 as compared to last year and a reduction in losses from the sales of loan participations. For the year ended December 31, 2001, SPB sold $240.0 million of IPL loans, $36.5 million of loan participations, and $47.9 million of single-family and other loans generating gains (losses) of $2.4 million, ($135,000), and $358,000, respectively. For the year ended December 31, 2000, SPB sold $141.8 million of IPL loans, $75.2 million of loan participations, and $7.5 million of consumer loans generating gains (losses) of $2.0 million, ($2.7) million, and zero, respectively.

   During the fourth quarter of 2000, we reduced our ownership percentage in Imperial Capital Group ("ICG") from 63.2% to 38.5% through the sale of a part of our equity interest directly to ICG and certain management members of ICG. The sale generated gross proceeds of $2.7 million, of which our company received $885,000 in cash and $1.8 million in the form of a short-term note. After the sale in the fourth quarter of 2000, we accounted for our investment in and income from ICG under the equity method of accounting. For the year ended December 31, 2001, the equity in net income of ICG was $912,000. The equity in net income of ICG was $479,000 for the three-months ended December 31, 2000. In June 2001, we sold our remaining interest in ICG.

   Gain on sale of securities decreased $9.5 million to $3.5 million in 2001 as compared to $13.0 million last year. Gain on sale of securities for 2001 includes a $1.9 million gain from the sale of our remaining interest in ICG, and a $1.2 million gain from the sale of our minority interest in the Auction Finance Group ("AFG"). The reduction in gain on sale of securities as compared to last year resulted from a $12.4 million gain during 2000 in connection with the sale of our minority interest in AFG. During 2001, we received $1.2 million in distributions of contingent sale proceeds related to the June 2000 sale of our interest in AFG. At December 31, 2001, there was a maximum of approximately $2.8 million in escrowed sale proceeds distributable to our company over the next three years.

   Rental income decreased $2.0 million to $6.2 million in 2001 as compared to $8.2 million last year. Rental income is generated from the income producing commercial real properties owned at ICCMIC. Rental income decreased solely as a result of the sale of ICCMIC's remaining real properties during 2001.

   For the year ended December 31, 2001, net mark-to-market and impairment losses were $34.3 million. The mark-to-market losses for 2001 primarily related to a $20.0 million decline in the value of our company's investment in the senior subordinated bond and the total return swap of the junior subordinated bond of the Pacifica Partners I CLO, a $5.7 million write-down of IBC's retained interests in lease securitizations due to increased lease defaults, a $2.7 million write-down of the LPIG Swap (including termination costs) due to a decrease in the market values of the loans funded through the swap, and a write down of $5.9 million related to all other trading securities primarily due to the reduction in interest rates and increased defaults during 2001. For the year ended December 31, 2000, net mark-to-market and impairment losses were $12.8 million. The mark-to-market losses for the year ended December 31, 2000 primarily related to a $5.0 million write-down of IBC's retained interests in lease securitizations, a $3.9 million write-down of the LPIG Swap, and a $3.9 million write-down related to all other trading securities. Outstanding trading securities (excluding US Treasury obligations) decreased to $18.2 million at December 31, 2001 as compared to $124.6 million at December 31, 2000.

  Noninterest Expenses

   During the year ended December 31, 2001, noninterest expenses decreased 23% to $65.7 million as compared to $84.9 million last year assuming ICG was accounted for under the equity method during all of 2000. Excluding net amortization and write-offs of goodwill and severance costs, total noninterest expenses decreased 13% to $73.0 million as compared to $83.5 million last year. The decrease in expenses occurred in all expense categories except net expense of other real estate owned, professional, collection, and FDIC insurance. Assuming ICG was accounted for under the equity method for all of 2000, the significant changes in expense levels were as follows:

   Personnel expenses decreased to $32.8 million for 2001 compared to $35.3 million last year. The decrease was primarily the result of reduced FTE and reduced bonus expense at SPB and ICII. Excluding severance costs of $3.7 million, personnel expenses decreased 18% for the year ended December 31, 2001 as compared to last year. The decrease excluding severance costs was the result of a 23% decrease in FTE. At December 31, 2001, we had 328 FTE as compared to 428 FTE (excluding ICG) at December 31, 2000. Our FTE count is based on the total number of hours worked in a period of time by employees, temporary employees and independent contractors divided by the number of hours a full time employee would work in the period based on a 40-hour work week.

   During the year ended December 31, 2001, lawsuit settlements were $615,000 as compared to $6.9 million in the prior year. In 2000, we reached an agreement between our company and the plaintiffs to settle the securities class action litigation identified as In re Southern Pacific Funding Corporation Securities Litigation, Lead Case No. CV98-1239-MA, in the U.S. District Court for the District of Oregon. Under the agreement, ICII paid $3.0 million to the plaintiffs' settlement fund and issued warrants to purchase three million shares of ICII common stock at an exercise price of $3.00 per share. The settlement of this litigation resulted in charges totaling approximately $7.0 million during the year ended December 31, 2000.

   During the year ended December 31, 2001, collection costs were $6.5 million as compared to $2.3 million last year. Collection costs increased as a result of increased balances of non-performing assets. Collection costs are expected to remain at high levels until the outstanding balance of non-performing assets decreases.

   During the year ended December 31, 2001, FDIC insurance premiums were $3.0 million as compared to $1.1 million last year. FDIC insurance increased as a result of SPB's reduced capital ratios due to continued losses resulting primarily from high levels of provisions for loan and lease losses.

   Real property expenses began to be incurred by our company as a result of the ICCMIC acquisition in the first quarter of 2000. These costs relate to the income producing properties owned at ICCMIC. Real property expenses totaled $3.0 million for the year ended December 31, 2001 as compared to $4.2 million last year. Real property expenses decreased as a result of the sale of ICCMIC's remaining real properties during 2001.

   During the year ended December 31, 2001, amortization of goodwill, net, was ($11.0) million as compared to $1.4 million in the prior year. During 2001, SPB wrote-off the remaining $9.7 million balance of goodwill related to its CBC division, and ICCMIC wrote-off the remaining $19.3 million of negative goodwill related to its acquisition in 2000. CBC's goodwill was written-off due to continued operating losses and ICCMIC's negative goodwill was written-off as its business ceased and no employees or material assets obtained in the ICCMIC acquisition remained.

   General and administrative expenses were $15.5 million for 2001 as compared to $16.2 million last year. General and administrative costs decreased primarily due to incurring no broker fee expenses on behalf of IBC as a result of ceasing its lease origination activities.

  Non-accrual Loans

   Our non-accrual loans and leases increased to $97.3 million at December 31, 2001 as compared to $78.5 million at December 31, 2000. The increase in non-accrual loans occurred primarily in the CBC portfolio. The increase in CBC's non-accrual loans for the year ended December 31, 2001 was primarily the result of the events of September 11, 2001 and their effect on CBC's airline and airline related loans in addition to the continued decline in the U.S. economy. Non-accrual loans at December 31, 2001 include $24.3 million of loans to airline or airline related companies. Loans and leases held for investment are recorded at the contractual amounts owed by borrowers adjusted for unamortized discounts, premiums, unearned income, undisbursed funds, deferred loan fees and the allowance for loan and lease losses. Interest income is recorded on the accrual basis in accordance with the terms of receivables, except that interest accruals are discontinued when the payment of principal or interest is 90 or more days past due or when repayment of principal and interest in full is doubtful. In general, payments received on non-accrual loans are applied to the principal outstanding until the loan is restored to accrual status.

   See "Management's Discussion and Analysis--Asset Quality," for more information about non-performing assets and non-accrual loans.

  Allowance for Loan and Lease Losses

   The allowance for loan and lease losses was $72.3 million or 6.29% of total loans held for investment at December 31, 2001 as compared to $63.6 million or 5.36% at December 31, 2000, respectively. The ratio of the allowance for loan and lease losses to non-accrual loans and leases ("coverage ratio") was 74.24% at December 31, 2001 as compared to 81.02% at December 31, 2000.

  Provision for Loan and Lease Losses

   For the year ended December 31, 2001, the provision for loan and lease losses was $95.9 million as compared to $181.0 million last year. The provision for loan losses and charge-offs for 2001 were primarily the result of management's continued efforts to aggressively work out or dispose of increased levels of non-accrual and potential problem loans-particularly in the CBC loan portfolio, the events of September 11, 2001 and their effect on CBC's airline and airline related loans, and the continued decline in the U.S. economy. The provision for loan and lease losses for 2001 included $23.5 million related to CBC's airline and airline related loans. At December 31, 2001, CBC had $89.2 million of airline and airline related loans outstanding.

   See "Managements Discussion and Analysis--Asset Quality," for more information about the allowance for loan and lease losses and the provision for loan and lease losses.

  Business Lines

   We manage our business by evaluating the results of operations from each of our business units. Our core businesses include:

  . Coast Business Credit ("CBC")--an asset-based and cash-stream lending business;

  . Imperial Warehouse Finance, Inc. ("IWF")--a residential loan warehouse line business;

  . The Lewis Horwitz Organization ("LHO")--a film and television production lending business;

  . Income Property Lending Division ("IPL")--a multifamily and commercial mortgage banking business;

  . Other Core Operations ("OCO")--ICII's investments and support functions, our loan documentation service operations, and the administrative and servicing operations of Southern Pacific Bank.S

   We also operated other businesses in 2001, 2000 and 1999 that we consider our "non-core" businesses. These are businesses that we have made the decision to de-emphasize. These businesses include:

  . Loan Participation and Investment Group ("LPIG")--a division of SPB investing in nationally syndicated bank loans;

  . Imperial Business Credit, Inc. ("IBC")--an equipment lease servicing business;

  . Asset Management Activities which includes Imperial Credit Asset Management ("ICAM") and Imperial Credit Commercial Asset Management Corp. ("ICCAMC")--both are investment fund management businesses;

  . Equity Interests--which includes Imperial Capital Group LLC ("ICG") and our Equity Investment in Franchise Mortgage Acceptance Corp.);

  . De-emphasized/Discontinued/Exited Businesses--which includes Imperial Credit Lender Services ("ICLS"), a loan documentation business, Auto Marketing Network, Inc. ("AMN") a sub-prime auto lending business, and our Investment in Impac Mortgage Holdings, Inc.

   Our exit from these non-core businesses has allowed our management to focus on our core business lines. The following is a summary of these businesses results of operations in 2001 as compared to 2000.

CORE BUSINESS LINES

   The following table reflects average loans and leases outstanding and the average yields earned on our core business units for 2001 and 2000:

                                 Average Loans
                                  Outstanding    Average Yield
                               ----------------- ------------
                 Business Line   2001     2000   2001   2000
                 ------------- -------- -------- -----  -----
                                   (Dollars in thousands)
                      CBC..... $676,266 $806,987 10.48% 13.03%
                      IWF.....  133,813   69,667  7.30   7.72
                      LHO.....  108,910   59,241 10.56  12.65
                      IPL.....  374,804  358,520  9.24   9.47

   Our largest subsidiary is SPB, a $1.4 billion industrial bank, which operates our core businesses: CBC, IWF, LHO, and IPL. The FDIC insured deposits of SPB are the primary source of funding for all of these businesses.

  Coast Business Credit

   CBC's net loss for 2001 was $76.2 million as compared to a net loss of $72.1 million for 2000. The increase in CBC's net loss for 2001 was primarily attributable to a reduction in net interest income as a result of reduced yield and the average outstanding balance of CBC's loans. CBC's net income for 2001 includes a provision for loan losses of $79.7 million as compared to $113.5 million last year.

   CBC's average loans outstanding during 2001 decreased to $676.3 million as compared to $807.0 million last year. The yield on CBC's loans decreased to 10.48% for 2001 as compared to 13.03% last year. The decrease in CBC's average loans outstanding was primarily attributable to management's efforts to reduce exposure to the higher-risk elements of CBC's loan portfolio during 2001. The decrease in yield was primarily attributable to the 4.75% decrease in the prime rate and increased non-performing loans during 2001. As a result of these factors, CBC's net interest income decreased to $36.6 million for 2001 as compared to $60.3 million last year.

   CBC's continued high level of provisions for loan losses during 2001 were primarily attributable to an increase in CBC's non-accrual loans and charge-offs. The increases in non-accrual loans and charge-offs are largely due to the general economic slowdown and the specific downturn in the technology and telecommunications industries. These conditions, combined with the events of September 11, 2001 have been a significant cause of CBC's recent poor financial performance. See Item 1. "Business--Coast Business Credit" for a discussion of the actions taken by SPB to mitigate these types of charge-offs in the future.

   CBC earned other income totaling $4.5 million in 2001 as compared to $9.7 million for the previous year. Other income for 2000 includes a $1.1 million gain on sale of securities. CBC recorded this gain on sale of securities from the exercise of warrants in the equity securities of a borrower and the subsequent sale of its stock in the second quarter of 2000. The remaining balance of other income in both years primarily consists of audit and other fees charged by CBC to its customers.

   CBC's total expenses were $37.5 million for 2001 as compared to $27.8 million for the prior year. Total expenses increased in 2001 as compared to the prior year primarily due to the write-off of $9.7 million in goodwill as a result of CBC's continued operating losses. Excluding the write-off and amortization of goodwill, total expenses were unchanged at $26.7 million for 2001 and 2000. CBC's personnel and general and administrative costs decreased to $12.2 million and $3.4 million in 2001 as compared to $15.1 million and $4.0 million in 2000, respectively. The reduction is primarily attributable to a reduction in FTE in addition to CBC's continued efforts to increase operational efficiencies. Although, management has taken the necessary measures in reducing personnel costs and other cost saving measures, the total savings achieved in these areas were offset by $4.7 million in loan collection costs during 2001. CBC incurred loan collection costs of $700,000 in 2000. Loan collection costs relate to CBC's efforts to recover the balance of non-performing loans charged-off during 2001 and 2000.

   CBC's FTE decreased to 86 at December 31, 2001 as compared to 134 at December 31, 2000.

   At December 31, 2001, CBC's non-accrual loans were $62.5 million as compared $31.8 million at December 31, 2000. Non-accrual loans at December 31, 2001 include $24.3 million of loans to airline or airline related companies. At December 31, 2001, no CBC loans were 90 days delinquent and accruing interest. CBC incurred net charge-offs of $72.1 million for 2001 as compared to $88.9 million for the prior year. CBC's non-accrual loans are generally collateralized by accounts receivable, inventory, real estate, and other assets. Included in the net charge-offs at CBC for 2001 were $15.7 million of charge-offs of loans to airline or airline related companies. See "Consolidated Results of Operations--Provision for Loan and Lease Losses."

  Imperial Warehouse Finance, Inc.

   In October 2000, IWF hired a new President with 15 years of mortgage banking experience including retail, wholesale, bulk acquisitions and warehouse lending. Since that time, IWF has obtained several new customer relationships and is enjoying increased success in maintaining a higher average outstanding balance of its repurchase lines. Beginning in the fourth quarter of 2000, IWF management implemented new underwriting guidelines and operational procedures that have increased IWF's operating efficiency while lowering the overall level of risk associated with this line of business. See Item 1. "Business--Imperial Warehouse Finance, Inc.," for a description of the changes made at IWF to improve underwriting.

   IWF's net loss for 2001 was $6.1 million as compared to a net loss of $17.7 million last year. IWF's net loss decreased in 2001 as compared 2000 as a result of a significant reduction in the provision for loan losses. The provision for loan losses decreased to $2.2 million for 2001 as compared to $18.9 million for 2000 primarily as a result of decreased non-accrual loans and charge-offs in 2001 as compared to 2000. IWF's charge-offs in 2000 primarily related to fraud losses that occurred prior to hiring IWF's new management.

   IWF's net interest income before the provision for loan losses was $1.4 million for 2001 as compared to $800,000 for 2000. The increase in IWF's net interest income was a result of an increase in the average outstanding balance of loans and a decrease in non-accrual loans. IWF's average loans outstanding and average yields for 2001 were $133.8 million and 7.30% as compared to $69.7 million and 7.72% for 2000. The decrease in IWF's loan yields, were primarily due to the 4.75% decrease in the prime rate, partially offset by a decrease in non-performing loans during 2001.

   IWF earned other income consisting primarily of loan fees charged to its customers of $822,000 for 2001 as compared to $309,000 for 2000. Other income increased in 2001 as compared to last year due to increased loan funding transactions.

   IWF's total expenses increased to $5.8 million for 2001 as compared to $4.4 million for 2000. Total expenses increased as compared to the prior year primarily due to higher personnel and legal and professional expenses. The increase in personnel expenses was primarily associated with the hiring of new management and personnel to run the operations of IWF, while professional costs increased primarily as a result of increased efforts to liquidate non-performing assets.

   IWF's FTE increased to 17 FTE at December 31, 2001 as compared to 7 FTE at December 31, 2000.

   At December 31, 2001, IWF's non-accrual loans decreased to $3.6 million as compared to $9.4 million at December 31, 2000. IWF incurred net charge-offs of $4.3 million for 2001 as compared to $16.4 million for 2000. IWF's non-performing loans are collateralized by mortgage loans on single-family residences and other real estate. IWF's prior management originated all of IWF's non-accrual loans. There are no non-performing assets at IWF related to the activities of its new management team.

   During 2000, IWF advanced approximately $9.5 million to Island Mortgage Network ("Island"), a subsidiary of AppOnline.com, under its mortgage loan warehouse program. AppOnline.com was reported to have had an estimated $150 million in open mortgage loans on June 30, 2000 when New York State banking regulators suspended the license of its lending arm, Island. On July 19, 2000, AppOnline.com Inc. filed for Chapter 11 bankruptcy protection. The court appointed a trustee who is directing recovery for the estate and directing liquidation of outstanding mortgages funded by the warehouse lenders. During 2000, we charged-off $7.5 million related to the Island warehouse advance. During 2001 an additional $500,000 was charged-off. We are seeking recovery of our losses by all means possible, including legal action and insurance claims. At December 31, 2001, the outstanding Island book balance was $1.4 million. This balance reflects loans on single-family residences in which IWF has perfected first deeds of trust. Of this balance, six disputed loans totaling $590,000 have been liquidated but the funds are held by the trustee pending resolution of disputes with title companies, six undisputed loans totaling $460,000 have been liquidated with the funds held by the trustee, and six undisputed loans totaling $630,000 are currently being marketed for sale. In addition to the Island fraud, IWF incurred one other significant fraud-related loss in 2000 for $3.0 million.

  The Lewis Horwitz Organization

   We acquired the Lewis Horwitz Organization ("LHO") on October 1, 1999, and the acquisition was accounted for as a purchase, resulting in goodwill of $17.3 million. As part of the acquisition, we acquired all the rights, title and interest in $98.2 million of motion picture and television production loans. We also acquired other assets totaling $362,000 and assumed liabilities of $1.2 million in connection with the acquisition. The purchase price of the loans was equal to the gross carrying value of the loans on the books and records of Imperial Bank, except the purchase price of the first $20 million in non-performing assets were allocated a discount of $3.6 million. Under the terms of the acquisition, we received all interest and fees on the $98.2 million of LHO originated loans and paid Imperial Bank the prime rate minus 2.50% through December 31, 2000. We also agreed to immediately purchase all loans that either were or become classified as non-accrual, when an interest or principal payment is 90 days or more past due. In February 2001, we completed the acquisition of all performing loans and non-performing LHO assets from Imperial Bank. From the acquisition of LHO on October 1, 1999 through December 31, 2000, we acquired gross non-performing assets of $23.6 million. In the first quarter of 2001, we acquired gross non-performing assets of $4.4 million.

   LHO's net loss was $2.3 million for 2001 as compared to net income of $104,000 for the same period last year. LHO's net loss for 2001 was primarily attributable to increased valuation allowances on entertainment assets acquired from Imperial Bank, and an increase in the provision for loan losses as a result of increased outstanding loan balances during 2001 as compared to last year. LHO's provision for loan losses was $2.1 million for 2001 as compared to $558,000 last year. LHO's non-performing assets increased to $11.5 million at December 31, 2001 as compared to $8.0 million at December 31, 2000. The increase is attributable to the completion of our obligation to acquire the remaining non-performing assets under the LHO purchase agreement.

   LHO's average loans outstanding were $108.9 million for 2001 as compared to $59.2 million for 2000. LHO's average yield on outstanding loans was 10.56% for 2001 as compared to 12.65% for 2000. The decrease in yield was primarily attributable to the 4.75% decrease in the prime rate during 2001. As a result of the increase in average loans outstanding, partially offset by a decrease in the prime rate, LHO's net interest income increased to $5.8 million for 2001 as compared to $5.1 million last year.

   LHO's total expenses were $6.1 million for 2001 as compared to $4.0 million last year. LHO's 2001 expenses increased compared to last year primarily as a result of a $1.0 million valuation provision related to assets acquired from Imperial Bank.

   LHO had 15 FTE at December 31, 2001 as compared to 16 FTE at December 31,
2000.

   At December 31, 2001, LHO's non-accrual loans were $1.3 million compared to $246,000 for the same period last year. At December 31, 2001, LHO's other repossessed assets were $10.2 million as compared to $7.8 million at December 31, 2000. LHO has not incurred any charge-offs of non-accrual loans since its acquisition on October 1, 1999. LHO's non-accrual loans and other repossessed assets are supported by the value of existing and estimated value of future distribution rights of the underlying film or television production. All of LHO's other repossessed assets were acquired from Imperial Bank under the terms of the LHO purchase agreement, and are carried at their estimated realizable values.

  Income Property Lending Division

   IPL's net income was $5.2 million for 2001 as compared to $1.6 million last year.

   IPL originated $198.2 million of loans for 2001 as compared to $235.9 million last year. During 2001, IPL sold $240.0 million of loans generating gains on sale of $2.4 million, or 1.0% of the principal balance of loans sold. During 2000, IPL sold $141.7 million of loans generating gains on sale of $2.0 million, or 1.4% of the principal balance of loans sold. During 2001, the provision for loan losses at IPL decreased to $1.4 million as compared to $2.2 million last year.

   IPL's net interest income was $13.0 million for 2001 as compared to $12.1 million last year. The increase was primarily the result of an increased average balance of outstanding loans. IPL's average outstanding loan balance for 2001 increased to $374.8 million as compared to $358.5 million in the prior year. IPL's loan yields decreased to 9.24% for 2001 as compared to 9.47% last year primarily due to decreases in LIBOR interest rates over the preceding twelve months.

   IPL's total other income was $2.9 million for 2001 as compared to $2.5 million last year. Total other income includes gain on sale of loans of $2.4 million during 2001 as compared to $2.0 million last year.

   IPL's total expenses were $9.3 million for 2001 as compared to $8.3 million for 2000. Total expenses increased for 2001 as compared to last year primarily due to increased FDIC insurance premium costs. Allocated FDIC insurance costs increased to $947,000 for 2001 as compared to $18,000 last year.

   FTE decreased to 33 FTE at December 31, 2001 as compared to 41 FTE at December 31, 2000.

   IPL's non-accrual loans were $8.8 million or 3.1% of its outstanding loan portfolio at December 31, 2001, as compared to $1.7 million or 0.05% of its outstanding loan portfolio at December 31, 2000.

  Other Core Operations

   Other Core Operations ("OCO") provides support to our subsidiaries through executive management oversight and advice, accounting, audit, operations, legal services, merger and acquisitions advice, human resources administration, insurance programs, office services, premises administration, and management information systems support. OCO also includes but is not limited to interest and dividend income from parent company loans, interest expense on our long-term debt, mark-to-market charges on the securities we invested in at ICII, and extraordinary items.

   For 2001, the net loss of OCO was $46.9 million, as compared to a net loss of $23.7 million for the prior year. The net loss from OCO increase primarily as a result of increased net interest expense, reduced gains on sales of securities, increased impairment charges on securities, and an increase in our deferred tax asset valuation allowance. The net loss for 2001 includes a $2.9 million net gain from the early extinguishment of debt, as compared to a $3.5 million net gain from the early extinguishment of debt in 2000. The net loss for 2000 was primarily a result of increased expenses in addition to the establishment of a deferred tax asset valuation allowance.

   The net interest expense of OCO was $15.4 million for 2001 as compared to $10.6 million last year. Net interest expense increased as a result of reduced interest income from SPB's outstanding loans and investments which are not related to one of the core business lines previously discussed. Interest income related to these loans and investments decreased to $7.3 million for 2001 as compared to $13.9 million last year due to the continuing run-off of this portfolio. Net interest expense of OCO also included $20.8 million of interest expense related to our Secured and Senior debt for 2001 as compared to $24.7 million last year. Interest expense related to our Secured and Senior debt decreased as a result of the Debt Exchange that was completed on June 28, 2001.

   Gains on sales of securities were $3.3 million for 2001 as compared to $11.9 million last year. Gain on sale of securities for 2001 included a $1.9 million gain from the sale of our remaining interest in ICG, and a $1.2 million gain from the sale of our minority interest in AFG. During 2001, we received $1.2 million in distributions of contingent sale proceeds related to the June 2000 sale of our interest in AFG. At December 31, 2001, there was a maximum of approximately $2.8 million in escrowed sale proceeds distributable to our company over the next three years. During 2000 we reported a $12.4 million gain related to the sale of our minority interest in AFG.

   Impairment charges on securities were $2.7 million for 2001 as compared to zero last year. Impairment charges for 2001 were the result of a decline in the market values of the loans owned through our company's investment in the Cambria leveraged bank debt fund.

   Total expenses of OCO were $14.3 million for 2001 as compared to $14.9 million for the prior year. OCO's total expenses for 2001 includes legal settlement costs of $300,000 as compared to $6.1 million last year. The decrease in legal costs for 2001 as compared to 2000 were offset by increased in personnel expense of $2.2 million as a result of severance related costs, increased legal costs of $1.5 million as a result of legal defense costs, and increased depreciation expense of $1.1 million as a result of SPB's originations of leased property during 2001.

   OCO's income tax expense for 2001 and 2000 totaled $14.0 million and $11.8 million in connection with the establishment of deferred tax asset valuation allowances.

   OCO's FTE decreased to 13 FTE at December 31, 2001 as compared to 45 FTE at December 31, 2000.

NON CORE ACTIVITIES

   We also operate other non core activities, which consist of businesses that we've decided to de-emphasize. We group these businesses into the following categories:

  Loan Participation and Investment Group

   We are not originating any new commitments for LPIG at this time since we believe that the capital that is currently being deployed at SPB to support LPIG's business could be better utilized in our other core businesses. As such, we anticipate that the current outstanding balance of LPIG's loans will decrease over time as this portfolio runs-off.

   LPIG's net loss was $8.4 million for 2001 as compared to a net loss of $35.1 million for the prior year. The decrease in LPIG's net loss was primarily the result of a significant decrease in the provision for loan losses. LPIG's net revenues include a provision for loan losses of $5.7 million during 2001 as compared to $39.3 million last year. LPIG's provision for loan losses decreased primarily due to a reduction in average loans outstanding and a reduction in defaults on nationally syndicated credits during 2001 as compared to 2000.

   LPIG's average loans outstanding decreased to $96.4 million for 2001 as compared to $182.9 million last year. The yield on LPIG's loans for 2001 decreased to 7.45% as compared to 7.97% last year. The yield on LPIG's loans decreased as a result of the decrease in Libor interest rates during 2001. As a result of the decreases in LPIG's average loans outstanding and loan yield, LPIG's net interest income decreased to $1.5 million for 2001 as compared to $5.6 million last year.

   LPIG's other income (loss) totaled ($2.9) million for 2001 as compared to ($6.6) million last year. The increase in other income was primarily the result of a decrease in loss on sales of loans and reduced net mark-to-market losses on the LPIG Swap and losses on sales of potential problem LPIG loans. During 2001, LPIG's loss on sale of loans was $135,000 as compared to $2.7 million last year. During 2001, LPIG's net mark-to-market losses (including termination fees) on the LPIG Swap were $2.9 million as compared to net mark-to-market losses of $4.0 million last year.

   LPIG's total expenses decreased to $1.2 million for 2001 as compared to $1.6 million for 2000. Total expenses decreased primarily due a reduction in personnel.

   LPIG had 1 FTE at December 31, 2001 as compared to 4 FTE at December 31,
2000.

   There were two loans on non-accrual at LPIG totaling $12.6 million at December 31, 2001. One loan totaling $3.2 million was sold in April 2002. The remaining $9.3 million loan is in the process of being paid-off via sale of the company in the second quarter of 2002.

  Imperial Business Credit, Inc.

   During the second quarter of 2000, we decided to cease IBC's originations of all small ticket leases. During April 2000, we sold or closed IBC's remaining origination offices. IBC's current operations consist of servicing its remaining small ticket leases and the portfolio of SPB's middle market leasing group.

   IBC's net loss was $4.3 million for 2001 as compared to a net loss of $5.7 million last year. IBC's net loss decreased as compared to last year primarily due a reduction in personnel and general and administrative costs.

   IBC originated no leases during 2001 as compared to $30.9 million last year. IBC securitized no leases during 2001 as compared to $43.6 million last year. IBC's securitizations in 2000 generated gain on sale revenue of $563,000 or 1.3% of the principal balance securitized.

   As a result of reduced balances of trading and available-for-sale securities due to the run off of IBC's securitized lease portfolio, IBC's net interest income decreased to $1.6 million for 2001 as compared to $2.3 million last year.

   IBC also generated other income (loss), including lease servicing fees from leases sold into its securitization facility and net mark-to-market charges on trading securities and retained interests in lease securitizations of ($804,000) for 2001 as compared to $1.6 million in the prior year. Lease servicing fees totaled $3.4 million for 2001 as compared to $4.6 million in the prior year. Lease servicing fees decreased as a result of a reduction in the outstanding balance of leases serviced by IBC. The net mark-to-market charges on retained interests in lease securitizations were $5.7 million for 2001 as compared to $5.0 million last year and were primarily the result of increased defaults of leases in IBC's securitized portfolio. IBC's retained interest in lease securitizations has been written down to zero at December 31, 2001.

   As a result of the recent credit rating downgrades on our senior indebtedness by Moody's and Standard and Poor's ratings services, IBC is in default of the terms of the IBC Lease Receivables Trust 1997-2 ("1997-2 Trust"), which trust issued certain Class A, Class B and Class C certificates. Due to this default, the insurer of the Class A certificates has the right to cause the 1997-2 Trust permanently to go into "turbo" amortization. Under turbo amortization, virtually all cash flows generated in the 1997-2 Trust are required to be used to pay off the outstanding balance of the Class A certificates, which was $64.6 million at December 31, 2001. In that event the Class B and C Certificates, a majority of which are owned by IBC, would receive virtually no cash flows for principal and interest payments until the Class A certificates are paid in full. The insurer, IBC, and the Trustee executed an Override Agreement in October 2001 that modified the Turbo Amortization cash flows distributable to all Certificate Holders. The Override Agreement calls for all distributions to be allocated to the Class A Certificate until such time as the calculated actual Holdback Ratio is in compliance with the Pooling and Servicing Agreement (PSA). To date, IBC has received a monthly waiver of this default. However, the insurer of the Class A certificates requested that IBC distribute, and IBC agreed to distribute, cash flows under the "turbo" amortization schedule for the months of July and August, 2001 in order to bring subordination levels of the Class A certificates to levels acceptable to the insurer. The insurer, at its option, may renew the waiver monthly. There is no assurance, however, that the insurer will continue to grant the monthly waiver to IBC or that it will not make further requests that the 1997-2 Trust distribute cash flows under the "turbo" amortization schedule on either a temporary or permanent basis. In any month in which the 1997-2 Trust distributes cash flows under the "turbo" amortization schedule, IBC's monthly cash flow decreases by approximately $600,000 per month. As a result, cash flow to us would decrease, and for the months of July and August, 2001 did decrease, by approximately $500,000 per month, which adversely affected our cash flow and results of operations. The outstanding balances of the Class B and Class C securities in the 1997-2 Trust owned by IBC were $5.3 million at December 31, 2001.

   In addition, IBC was not in compliance with its quarterly minimum net worth requirement on December 31, 2001, and was not in compliance with the monthly pre-default ratio requirements on January 31, 2002 and February 28, 2002. IBC received waivers of these defaults as of the respective default dates. These waivers may be renewed quarterly or monthly by the insurer, respectively, at its option. We believe that IBC will continue to receive such extensions and/or waivers due to the inherent difficulty in changing servicing providers. If the servicer appointment extensions and/or default waivers are not granted, IBC's cash flows would decrease significantly and IBC may lose its status as the servicer of the 97-2 Facility. There can be no assurance that the insurer will continue to grant the extensions and/or default waivers. As a result, there can be no assurances that IBC's resources will be sufficient to fund its operations through December 31, 2002.

   IBC's total expenses were $5.3 million for 2001 as compared to $8.1 million for the prior year. Total expenses decreased as compared to the prior year primarily due to reduced personnel and operating expenses. Personnel and operating expenses decreased as a result of ceasing originations of all small ticket leases in the second quarter of 2000 and closing all of IBC's lease origination offices. As a result of the cessation of origination activity and the office closures, IBC's FTE decreased by 27% during 2001.

   IBC's FTE decreased to 40 FTE at December 31, 2001 as compared to 55 FTE at December 31, 2000.

  Asset Management Activities


   Asset Management Activities ("AMA") had net income of $427,000 for 2001 as compared to a net loss $7.0 million for the prior year. AMA's net loss for 2000 was primarily a result of $9.4 million of merger costs associated with the ICCMIC acquisition. The balance of assets under management and management fees decreased to $503.7 million and $3.1 million for 2001 as compared to $542.8 million and $3.2 million last year, respectively. At December 31, 2001, our assets under management included $498.3 million in the Pacifica Partners I CLO and $5.4 million at the Cambria Investment Partnership I, L.P. ("Cambria"). At December 31, 2000, our assets under management included $484.5 million at Pacifica and $58.3 million at Cambria.

   AMA's total expenses for 2001 were $2.5 million as compared to $12.5 million for the prior year. The decrease in total expenses from occurred primarily a result of the $9.4 million merger costs associated in the ICCMIC acquisition that were incurred in 2000. Excluding the ICCMIC merger costs of $9.4 million, AMA's total expenses were $3.1 million for 2000.

   AMA's FTE decreased to 6 FTE at December 31, 2001 as compared to 7 FTE at December 31, 2000.

  Imperial Capital Group, LLC

   For the three-months ended March 31, 2001, the equity in net income of ICG was $912,000 as compared to $479,000 for the three-months ended December 31, 2000. During the last quarter of 2000 and the first quarter of 2001, we reported the equity in net income of ICG in our segment data under "Equity Interests." During the nine months ended September 30, 2000, we reported ICG's results of operations in our segment data under "Imperial Capital Group LLC." During the second quarter of 2001, we sold our remaining interest in ICG and ceased reporting its results of operations at that time. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year Ended December 31, 2000 Compared to Year Ended December 31, 1999" for information concerning ICG's results of operations for the periods in which ICG's operations were consolidated with the rest of our businesses.

  Other De-emphasized/Discontinued/Exited Businesses

   The Exited Businesses net income was $7.1 million for 2001 including an operating loss from discontinued operations of AMN of $3.7 million as compared to a net loss of $6.4 million for 2000 including an operating loss from discontinued operations of AMN of $5.2 million. Net income for 2001 increased as compared to 2000 primarily as a result of an $18.4 million write-off of the remaining balance of ICCMIC's negative goodwill. The goodwill was written-off as its business ceased and no employees or material assets obtained in the ICCMIC acquisition remained. The Exited Businesses results for 2001 include net mark-to-market charges of $11.2 million primarily related to the write-down of our investments in the Pacifica Swap and Sr. Subordinated bond as compared to $657,000 in 2000.

   Total expenses at our Exited Businesses excluding the negative goodwill amortization and write-off decreased to $7.1 million for 2001 as compared to $14.1 million for 2000. The decrease in total expenses was primarily due to a $2.3 million reduction in real property expense related to the sale of the remaining properties from the ICCMIC acquisition, $1.1 million decrease in personnel expenses, and overall decreases in other expense categories related to the wind-down of non-core businesses.

   Our non-core loans decreased to $28.1 million at December 31, 2001 as compared to $95.1 million at December 31, 2000. The remaining non-core portfolios primarily consist of lower risk single family mortgage loans.

   The following table reflects the ending outstanding balances of the loans from our Exited Businesses:

                                                         Loans and Leases
                                                          Outstanding at
                                                           December 31,
                                                         ----------------
                  Exited Business Line                     2001    2000
                  --------------------                   -------  -------
                                                          (In thousands)
       Auto Lending Division of SPB..................... $   337  $ 2,283
       Consumer Lending Division of SPB.................   2,165    6,366
       One-to-four family loans.........................  20,648   77,686
       Franchise loans..................................   4,930    8,797
                                                         -------  -------
          Total loans and leases from exited businesses. $28,080  $95,132
                                                         =======  =======

   The above table does not include net outstanding loans from the discontinued operations of AMN which were $218,000 and $2.0 million at December 31, 2001 and 2000, respectively.

   FTE at our Exited Businesses decreased to 1 FTE at December 31, 2001 as compared to 3 FTE at December 31, 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

  Consolidated Results of Operations

   During 2000, our operating results included the following significant items or events:

  . A provision for loan and lease losses totaling $181.0 million due to increased non-accrual loans and charge-offs, primarily at our CBC and LPIG divisions.

  . Total net mark-to-market charges of $12.8 million primarily effecting IBC's retained interests, and LPIG loans financed through total return swaps.

  . The establishment of a $63.3 million deferred tax asset valuation allowance as a result of our company's continuing operating losses. For further information see Note 22 of Notes to Consolidated Financial Statements.

  . Legal settlement costs of $6.9 million, primarily arising from the settlement of the Southern Pacific Funding Corporation ("SPFC") Securities Litigation.

  . A gain on sale of $12.4 million resulting from the sale of our minority interest in AFG.

  . The completion of the ICCMIC transaction on March 28, 2000 that resulted in severance costs of $9.4 million and generated $29.3 million in negative goodwill.

  . The write-off of ICLS's remaining balance of goodwill totaling $4.1 million.

   The net loss for the year ended December 31, 2000 was $163.3 million or $5.01 diluted net loss per share including an operating loss from discontinued operations of $5.2 million or $0.16 diluted net loss per share and an extraordinary gain on the early extinguishment of debt of $3.5 million or $0.11 diluted net income per share. The operating results for the year ended December 31, 2000 were primarily impacted by high levels of loan charge-offs and non-performing loans resulting in an increased provision for loan and lease losses of $181.0 million. We increased our allowance for loan and lease losses to $63.6 million or 81.02% of non-accrual loans at December 31, 2000 as compared to $31.8 million or 62.18% of non-accrual loans at December 31, 1999. For the year ended December 31, 1999, we reported a net loss of $2.8 million or $0.08 diluted net loss per share including an operating loss from discontinued operations of $899,000 or $0.02 diluted net loss per share and an extraordinary gain on the early retirement of debt of $4.0 million or $0.11 diluted net income per share.

  Net Interest Income

   For the year ended December 31, 2000, interest income increased to $224.8 million as compared to $207.4 million for the same period last year. Interest income increased primarily as a result of increases in the average balance of outstanding loans, primarily at the CBC and IPL lending divisions. The average yield on loans at SPB decreased to 11.05% during the year ended December 31, 2000 as compared to 11.33% in the same period last year. The decrease in yields primarily resulted from an increase in average outstanding non-accrual loans and the related foregone interest income of approximately $87.8 million and $9.0 million for the year ended December 31, 2000 as compared to approximately $57.5 million and $4.4 million for the prior year, respectively. Our total loans and leases held-for-sale and investment, net of allowance for loan and lease losses remained unchanged at $1.5 billion at December 31, 2000 and December 31, 1999.

   Interest expense was $140.2 million for the year ended December 31, 2000 as compared to $121.6 million for the same period last year. The increase in interest expense primarily resulted from an increase in both the cost and the average outstanding balance of the FDIC insured deposits of SPB. SPB's average outstanding deposits increased to $1.7 billion during 2000 as compared to $1.6 billion in the prior year. The average cost of deposits based on daily averages at SPB increased to 6.64% during the year ended December 31, 2000 as compared to 5.71% in the prior year. The increase in the average cost of deposits at SPB primarily occurred as a result of a general increase in interest rates during 2000. Interest on other borrowings also increased as a result of the

ICCMIC acquisition. Average outstanding debt at ICCMIC totaled $57.1 million during 2000. The interest expense on ICCMIC's debt was $3.5 million for the year ended December 31, 2000. There were no comparable borrowings from ICCMIC in the year ended December 31, 1999. The increases in interest on deposits and other borrowings were partially offset by a decrease in interest on long-term debt which decreased 21.0% to $24.1 million for the year ended December 31, 2000 as compared to $30.5 million for the prior year. The decrease in interest on long-term debt resulted from the repurchase of long-term debt during the previous twelve months.

   For the year ended December 31, 2000, net interest income before provisions for loan and lease losses remained relatively unchanged at $84.6 million as compared to $85.8 million for the prior year. Net interest income before provisions for loan and lease losses decreased for the year ended December 31, 2000 primarily as a result of increased deposit costs coupled with lower yields on our loan portfolio.

  Fee and Other Income

   Fee and other income decreased $17.9 million to $50.6 million in 2000 as compared to $68.6 million in the prior year.

   Gain (loss) on sale of loans decreased $7.3 million to a loss of ($771,000) for 2000 as compared to a gain of $6.5 million in the prior year. Gain on sale of loans decreased primarily as a result of a lower principal balance of IPL loans sold in 2000 as compared to the prior year, in addition to decreased lease securitizations from IBC due to the cessation of lease originations during 2000, and losses from the sale of problem nationally syndicated participation loans. For the year ended December 31, 2000, our company sold $141.8 million of IPL loans, $75.2 million of nationally syndicated participation loans, and $7.5 million of consumer loans generating gains (losses) of $2.0 million, ($2.7) million, and $0, respectively. For the year ended December 31, 1999, our company sold $283.7 million of IPL loans, $53.8 million of loan participations and securitized $133.7 million of equipment leases, generating gains (losses) of $3.9 million, ($285,000) and $4.5 million, respectively.

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

   During the fourth quarter of 2000, our company reduced its ownership percentage in ICG from 63.2% to 38.5% through the sale of a part of its equity interest directly to ICG and certain management members of ICG. Our company generated gross proceeds from the sale of $2.7 million, and received $885,000 in cash and $1.8 million in the form of a short-term note. Our company's investment in and income from ICG is accounted for by the equity method of accounting beginning with the quarter ended December 31, 2000. For the three-months ended December 31, 2000, the equity in net income of ICG was $479,000.

   Gain on sale of securities decreased $19.8 million to $13.0 million in 2000 as compared to $32.7 million in the prior year. During 2000 we sold our minority interest in AFG, resulting in a gain of $12.4 million. During 1999, the merger between Franchise Mortgage Acceptance Company ("FMC") and Bay View Financial ("Bay View") was completed. We received $27.7 million in cash and 4.4 million shares of Bay View common stock from the sale and exchange of our 38.3% interest in FMC. We sold the shares of the Bay View common stock we received from the merger during 1999. As a result of these transactions, we recorded a pre-tax gain from both transactions of $30.1 million in 1999.

   Rental income increased to $8.2 million in 2000. We reported no rental income during 1999. Rental income increased solely as a result of the ICCMIC acquisition in the first quarter of 2000. Rental income is produced from the income producing commercial real properties owned at ICCMIC.

   For the year ended December 31, 2000, net mark-to-market losses were $12.8 million. The net mark-to-market losses for the year ended December 31, 2000 primarily related to a $5.0 million write-down of IBC's retained interests in lease securitizations and a $3.9 million write-down the LPIG Swap, and $3.9 million related to other trading securities. For the year ended December 31, 1999, net mark-to-market losses were $28.6 million. The net mark-to-market losses for the year ended December 31, 1999 primarily relate to the write-down of sub-prime auto loans and the write-down of IBC's retained interests in lease securitizations.

  Noninterest Expenses

   Total noninterest expenses during the year ended December 31, 2000 decreased to $103.0 million as compared to $126.6 million for the prior year. The decrease in expenses primarily resulted from decreases in personnel expense, amortization of servicing rights, amortization of goodwill, and general and administrative expenses in addition to the deconsolidation of ICG. These decreases were partially offset by increases in lawsuit settlements and real property expenses. Prior to the reduction of our company's equity interest in ICG to below 50% ownership, ICG was accounted for as a consolidated subsidiary. As such, the total expenses of ICG are included in our company's results of operations in the prior year and through the nine months ended September 30, 2000. Beginning with the deconsolidation of ICG in the fourth quarter of 2000, ICG's expenses are not consolidated with our company's other operations, making some comparisons to prior periods not meaningful. Assuming ICG was accounted for under the equity method, during the year ended December 31, 2000 total noninterest expenses decreased 17.1% to $84.9 million as compared to $102.4 million for the prior year. The decrease in expenses primarily resulted from decreased personnel, amortization of servicing rights, legal and professional, amortization of goodwill, and general and administrative expenses. The reductions in noninterest expenses above were partially offset by increases in lawsuit settlement costs and real property expenses. Assuming ICG was accounted for under the equity method, during the year ended December 31, 2000, personnel expenses decreased to $35.3 million as compared to $40.9 million in the prior year. The decrease was primarily the result of reduced FTE and reduced bonus expense at SPB and ICII. At December 31, 2000, our company had 428 FTE as compared to 537 FTE (excluding ICG) at December 31, 1999. Our company's FTE count is based on the total number of hours worked in a period of time by employees, temporary employees and independent contractors divided by the number of hours a full time employee would work in the period based on a 40 hour work week.

   Assuming ICG was accounted for under the equity method, during the year ended December 31, 2000, general and administrative expenses were $16.2 million as compared to $21.1 million in prior year. General and administrative expenses decreased in both periods as a result of our company's efforts to cut costs and increase operational efficiency.

   During the year ended December 31, 2000, lawsuit settlements were $6.9 million as compared to $371,000 in the prior year. Lawsuit settlements increased for the year ended December 31, 2000 as compared to the prior year as a result of an agreement reached by our company with the plaintiffs to settle the securities class action litigation identified as In re Southern Pacific Funding Corporation Securities Litigation, Lead Case No. CV98-1239-MA, in the U.S. District Court for the District of Oregon. ICII has paid $3.0 million to the plaintiffs' settlement fund and agreed to issue warrants to purchase three million shares of ICII common stock with an exercise price of $3.00 per share. The warrants have a term of seven years from the date of issuance. The common stock to be issued upon the exercise of the warrants was registered and is freely tradable and has the same rights as ICII's outstanding common stock. The warrants have change of control, typical anti-dilution and adjustment features. The settlement of this litigation resulted in charges totaling approximately $7.0 million during the year ended December 31, 2000.

   During the year ended December 31, 2000, amortization of goodwill, net was $1.4 million as compared to $14.5 million in the prior year. Amortization of goodwill, net decreased due to the write-off of $12.3 million of IBC's remaining goodwill in the fourth quarter of 1999. In the third quarter of 2000, we wrote off the remaining $4.1 million balance of goodwill related to ICLS, our loan documentation and signing business. In February

2001, we sold the assets of ICLS for its remaining net book value. We do not anticipate any gain or loss from the sale of ICLS. Additionally, amortization of goodwill decreased as a result of the amortization of negative goodwill associated with the ICCMIC acquisition in the first quarter of 2000. The amortization of negative goodwill at ICCMIC reduced amortization of goodwill, net by $5.4 million during 2000. There was no comparable amortization of negative goodwill during 1999.

   Real property expenses began to be incurred by our company as a result of the ICCMIC acquisition in the first quarter of 2000. These costs solely relate to the income producing properties owned at ICCMIC. Real property expenses totaled $4.2 million for the year ended December 31, 2000. There were no real property expenses incurred in 1999.

  Non-accrual Loans

   Our non-accrual loans and leases increased to $78.5 million at December 31, 2000 as compared to $51.3 million at December 31, 1999. The increase in non-accrual loans occurred primarily in the CBC and LPIG portfolios. The increase in CBC's non-accrual loans and charge-offs for the year ended December 31, 2000 was the result of prior management's asset work out strategy which resulted in lending additional funds to problem borrowers in an attempt to rehabilitate the borrower. This strategy resulted in significant unsecured overadvances to CBC's borrowers. Additionally, CBC's customers were negatively impacted by the economic slowdown in the technology and telecommunications industries. All unsecured loans related to non-performing credits have been charged-off at December 31, 2000. The increase in LPIG's non-accrual loans and charge-offs for the year ended December 31, 2000 resulted from a general increase in defaults of nationally syndicated loans. See Item 7. "Management's Discussion and Analysis--Asset Quality," for more information about non-performing assets and non-accrual loans.

  Allowance for Loan and Lease Losses

   The allowance for loan and lease losses was $63.6 million or 5.36% of total loans held for investment at December 31, 2000 as compared to $31.8 million or 2.50% at December 31, 1999, respectively. The ratio of the allowance for loan and lease losses to non-accrual loans and leases ("coverage ratio") increased to 81.02% at December 31, 2000 as compared to 62.18% at December 31, 1999.

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

CORE BUSINESS LINES

   The following table reflects average loans and leases outstanding and the average yields earned on our core business units for 2000 and 1999:

                                 Average Loans
                             and Leases Outstanding Average Yield
                             ---------------------- ------------
               Business Line    2000        1999    2000   1999
               -------------  --------    --------  -----  -----
                                    (Dollars in thousands)
                    CBC..... $806,987    $658,764   13.03% 13.17%
                    IWF.....   69,667     130,075    7.72   8.28
                    LHO.....   59,241       6,056   12.65  14.77
                    IPL.....  358,520     226,548    9.47   8.85

   Our largest subsidiary is SPB, a $1.8 billion industrial bank, which operates four of our core businesses: CBC, IWF, LHO and IPL. The FDIC insured deposits of SPB are the primary source of funding for each of these businesses.

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

   CBC's provision for loan losses increased sharply due to an increase in CBC's non-accrual loans and charge-offs for the year ended December 31, 2000. Management believes that CBC's non-accrual loans and charge-offs increased due to a failed problem asset work out strategy deployed by CBC's previous management. During the course of the previous two years, CBC's management made the decision to advance funds to problem borrowers in an attempt to rehabilitate the borrower. This strategy resulted in significant unsecured overadvances to CBC's borrowers. The increases in charge-offs and provision for loan losses related to these credits, and the economic slowdown in the technology and telecommunications industries have been a significant cause of CBC's poor financial performance. Additionally, the deterioration of collateral values and the beginning of a general economic downturn in the telecommunications and technology sectors have negatively impacted CBC's loan portfolio.

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

  Imperial Warehouse Finance, Inc.

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

   IWF's total expenses increased to $4.4 million for 2000 as compared to $2.6 million for 1999. Total expenses increased as compared to the prior year primarily due to higher personnel and legal and professional expenses. The increase in personnel expenses was primarily associated with IWF's relocation to Torrance, California from its former headquarters in Voorhees, New Jersey, and the subsequent hiring of new management and personnel to run the operations of IWF. The increase in professional and legal expenses was primarily associated with increased legal costs that occurred as a result of increased collection efforts by IWF of its non-performing loans.

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

  The Lewis Horwitz Organization

   LHO's net income was $104,000 for 2000 as compared to $4,000 for the three-month period from October 1, 1999 to December 31, 1999. LHO's net revenues for 2000 include a provision for loan losses of $558,000 as compared to $351,000 for the three-month period from October 1, 1999 to December 31, 1999.

   LHO's average loans outstanding and average yield for 2000 were $59.2 million and 12.65%. LHO's average loans outstanding and average yields for the three-month period from October 1, 1999 to December 31, 1999 were $6.1 million and 14.77%, respectively.

   As a result of the increase in average loans outstanding, and the completion of an entire year of operations in 2000, LHO's net interest income increased to $5.1 million as compared to $992,000 for the three-month period from October 1, 1999 to December 31, 1999.

   LHO's total expenses were $4.0 million for 2000 as compared to $761,000 for the three-month period from October 1, 1999 to December 31, 1999. LHO's expenses increased as a result of completing a full year of operations in 2000, as compared to only 3 months of operations in 1999.

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

  Other Core Operations

   OCO provides support to our subsidiaries through executive management oversight and advice, accounting, audit, operations, legal services, merger and acquisitions advice, human resources administration, insurance programs, office services, premises administration, and management information systems support. OCO also includes but is not limited to interest and dividend income from parent company loans, interest expense on our long-term debt, mark-to-market charges on the securities we invested in at ICII, and extraordinary items.

   For 2000, the net loss of OCO was $23.7 million, as compared to net income of $146,000 for the prior year. The net loss for 2000 includes a $3.5 million net gain from the early extinguishment of debt, as compared to a $4.0 million net gain from the early extinguishment of debt in 1999.

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

   OCO's FTE decreased to 45 FTE at December 31, 2000 as compared to 53 FTE at December 31, 1999.

NON-CORE ACTIVITIES

   We also operate other non-core activities which consist of businesses that we've decided to de-emphasize. We group these businesses into the following categories:

  Loan Participation and Investment Group

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

   LPIG's other (loss) income totaled ($6.6) million for 2000 as compared to $2.0 million in the prior year. The decrease in other income was primarily the result of increased net mark-to-market losses on nationally syndicated bank loans funded through total return swaps and losses on sales of potential problem LPIG loans. During 2000, LPIG's net mark-to-market losses were $4.0 million as compared to net mark-to-market gains of $268,000 in the prior year. During 2000, LPIG's losses on sales of problem loans were $2.7 million as compared to losses on sales of $277,000 in the prior year. Defaults on nationally syndicated credits have increased during the course of 2000. These increased defaults have negatively impacted LPIG's on balance sheet loan portfolio through increasing non-accrual loans, and the LPIG Swap through negative mark-to-market charges.

   LPIG's total expenses were relatively unchanged at $1.6 million for 2000 as compared to $1.4 million for 1999. Total expenses increased primarily due to higher occupancy and general and administrative expenses.

   LPIG's FTE was unchanged with 4 FTE at December 31, 2000 and 1999.

  Imperial Business Credit, Inc.

   IBC's net loss was $5.7 million for 2000 as compared to a net loss of $13.3 million for the prior year. IBC's net loss decreased as compared to the prior year primarily due to decreased amortization of goodwill and a reduction in net mark-to-market charges on retained interests in lease securitizations.

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

   Despite the decrease in on-balance sheet average loans outstanding, IBC's net interest income increased to $2.3 million for 2000 as compared to $1.1 million in the prior year. The increase is primarily due to increased interest on other financing activities at IBC. Interest on other financing activities results from the accretion of discounts on IBC's retained interests in lease securitizations. Additionally, net interest income increased at IBC due to a decrease in borrowings from ICII, and a corresponding reduction in interest expense.

   IBC also generated other income (loss), including lease servicing fees from leases sold into its securitization facility and mark-to-market charges on trading securities and retained interests in lease securitizations of $1.6 million for 2000 as compared to ($1.4) million in the prior year. Lease servicing fees totaled $4.6 million for 2000 as compared to $4.5 million in the prior year. The net mark-to-market charges on retained interests in lease securitizations of $5.0 million for 2000 and $11.9 million for the prior year were primarily the result of increased lease defaults. IBC's total expenses were $8.1 million for 2000 as compared to $22.2 million for the prior year. Total expenses decreased as compared to the prior year primarily due to reduced amortization of goodwill and reduced personnel and operating expenses. During the prior year, IBC wrote off $11.3 million of goodwill and as a result, IBC incurred no amortization of goodwill expense in 2000. Personnel and operating expenses decreased as a result of ceasing originations of all small ticket leases in the second quarter of 2000 and closing all of IBC's lease origination offices.

   IBC's FTE decreased to 55 FTE at December 31, 2000 as compared to 94 FTE at December 31, 1999.

  Asset Management Activities

   AMA's net loss was $7.0 million for 2000 as compared to a net loss $3,000 for the prior year. AMA's net loss increased primarily as a result of $9.4 million of merger costs associated with the ICCMIC acquisition, lower asset management fees due to the termination of the ICCMIC asset management agreement, and decreased average outstanding other assets under management. The balance of assets under management and management fees decreased to $542.8 million and $3.2 million for 2000 as compared to $1.3 billion and $10.1 million for the prior year, respectively. The decrease was primarily due to our acquisition of ICCMIC in the first quarter of 2000. At December 31, 2000, there were no ICCMIC assets under management as compared to $664.9 million at December 31, 1999. At December 31, 2000, our assets under management were $484.5 million at Pacifica and $58.3 million at Cambria. At December 31, 1999, our assets under management were $467.1 million at Pacifica and $134.9 million at Cambria.

   Total expenses, excluding merger costs of $9.4 million, from AMA activities were $3.1 million for 2000 as compared to $9.8 million for 1999. The decrease in total expenses was primarily due to a decrease in personnel expenses at ICCAMC, related to the termination of the ICCMIC asset management agreement. Total AMA FTE decreased to 7 FTE at December 31, 2000 as compared to 13 FTE at December 31, 1999.

  Imperial Capital Group, LLC

   During the fourth quarter of 2000, we reduced our ownership in ICG from 63.2% to 38.5% through the sale of a part of our equity interest directly to ICG and to certain management members of ICG. As such, the income from ICG is accounted for by the equity method of accounting beginning with the quarter ended December 31, 2000. For the three-months ended December 31, 2000, the equity in net income of ICG was $479,000 and is reported in our segment data under "Equity Interests." The results and data presented here reflect the consolidated operations of ICG through September 30, 2000 as compared to the year ended December 31, 1999, the periods in which ICG's operations were consolidated with the rest of our businesses. ICG is accounted for by the equity method of accounting beginning with the quarter ended December 31, 2000.

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

  Equity Interest in FMC

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

  Other De-emphasized/Discontinued/Exited Businesses

   The Exited Businesses net loss from operations was $1.3 million for 2000 as compared to a net loss of $18.5 million for 1999. The decrease in net loss for 2000 as compared to 1999 primarily resulted from reduced net mark-to-market charges, and income from assets purchased in the ICCMIC acquisition, which were acquired on March 28, 2000. The Exited Businesses incurred negative net mark-to-market charges of $657,000 in 2000 compared to $28.3 million in 1999.

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

   The following table reflects the ending outstanding balances of the loans from our Exited Businesses:

                                                         Loans and Leases
                                                          Outstanding at
                                                           December 31,
                                                         ----------------
                 Exited Business Line                     2000     1999
       -------------                                     ------- --------
                                                          (In thousands)
       Auto Lending Division of SPB..................... $ 2,283 $  5,991
       Consumer Lending Division of SPB.................   6,366   15,639
       Single family loans..............................  77,686  104,008
       Franchise loans..................................   8,797   18,277
                                                         ------- --------
          Total loans and leases from exited businesses. $95,132 $143,915
                                                         ======= ========

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

   FTE at our Exited Businesses decreased to 3 FTE at December 31, 2000 as compared to 5 FTE at December 31, 1999.

Liquidity and Capital Resources

  Parent Company

   We generate liquidity at ICII from a variety of sources, including interest income from loans and investments, income tax payments received from our subsidiaries, dividends from subsidiary earnings, and sales of non-core assets and investments. ICII's primary cash requirements include income tax payments and interest and principal payments on outstanding debt obligations. We also use available cash to infuse capital into our primary subsidiary SPB and make investments in our other subsidiaries. At December 31, 2001 cash and interest-bearing deposits available to ICII totaled $16.3 million as compared to $15.9 million at December 31, 2000. The increase in cash since December 31, 2000 was primarily attributed to the liquidation of holding company assets, partially offset by our investments in SPB, debt repurchases, and interest payments on long-term debt. At December 31, 2001, the total outstanding principal balance of ICII's Secured and Senior debt was $176.9 million and its total shareholders' deficit was $77.9 million.

   The detail of debt at ICII is as follows:

                                                                        At December 31, At December 31,
                                                                             2001            2000
                                                                        --------------- ---------------
                                                                                (In thousands)
Face amount of 10.25% remarketed par securities ("ROPES") due June 2002    $  1,040        $ 42,885
Face amount of 12% Senior Secured Notes due April 2002 (1).............      16,200              --
Face amount of 12% Secured Convertible Notes due July 2005.............      10,000              --
Face amount of 12% Exchange Notes due June 2005........................     122,749              --
Face amount of 9 3/4% Senior Notes due January 2004....................       7,419          10,932
Face amount of 9 7/8% Senior Notes due January 2007....................      19,475         165,939
                                                                           --------        --------
  Total face amount outstanding........................................    $176,883        $219,756
                                                                           ========        ========

--------
(1) During the first quarter of 2002, the maturity date of the Sr. Secured Notes was extended to June 28, 2002.

   Interest is payable on June 15 and December 15 on the remarketed par securities, monthly on the Senior Secured Notes, January 30 and July 30 on the Exchange Notes and the Secured Convertible Notes, and July 15 and January 15 on the Senior Notes.

   The current amount of cash and interest-bearing deposits available to ICII is significantly less than the amount of its debt outstanding at December 31, 2001. The ability of ICII to repay its debt obligations in accordance with their stated terms is dependent on the future dividend payments from SPB to ICII, if any, and on the cash flows generated by ICII and other non-bank subsidiaries, primarily from asset sales.

   An industrial bank such as SPB may declare dividends only in accordance with California Law and FDIC regulations, which impose legal limitations on the payment of dividends. In December 2000 SPB consented to the issuance of the FDIC Order and the DFI Order (the "Orders"). Under its Orders, SPB is prohibited from paying cash dividends without the prior approval of the DFI and the FDIC. Because cash dividends reduce the regulatory capital of SPB, and because of the restrictions contained in the Orders, it is unlikely that SPB will pay cash dividends in the near future and there is no assurance that SPB will ever resume paying cash dividends. The continued prohibition against SPB paying cash dividends, unless approved in advance by the DFI and FDIC, will adversely affect our ability to make required payments of interest and principal on our indebtedness as early as July 15, 2002. Our ability to make scheduled payments of the principal of, or to pay the interest on, our indebtedness will depend upon the ability of SPB to obtain regulatory approvals necessary to permit it to pay ICII dividends, as well as upon on our future performance and that of SPB which, to a substantial extent, are subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

   In addition to cash and cash equivalents and our investments in SPB, at December 31, 2001, ICII and its non-bank subsidiaries had approximately $66.0 million of other gross assets, primarily consisting of investments in securities and loans. As SPB is currently unable to pay us dividends due to the reasons discussed above, certain of these assets must be liquidated in order for ICII to continue servicing its existing indebtedness. The amount of net proceeds and the related gain or loss on the sale of these assets are dependent on the interest rate environment, the credit quality of the asset sold, general economic conditions, and other factors affecting the financial markets at the time of such sales, if any. Additionally, management may conclude that the proceeds from such asset sales could best be used to provide additional capital to SPB. To the degree that sales proceeds are infused into SPB, these funds would not be available to meet the obligations of ICII.

  Going Concern Qualification

   By July 15, 2002 ICII will require approximately $28.4 million to both 1) repay the amount of principal owed to the Senior Secured noteholders and 2) make the scheduled interest payments on its other notes by that same date. At March 18, 2002, cash and interest-bearing deposits available to ICII totaled $12.1 million. Our ability to generate the funds required by July 15, 2002 is solely dependent on the asset sales discussed above. If we are not able to generate sufficient liquidity to meet these obligations, either from asset sales or from operations, our creditors may force ICII into involuntary bankruptcy. There can be no assurance ICII will be able to service its outstanding indebtedness during 2002. There can also be no assurance that ICII will regain efficient access to the capital markets in the future or that financing will be available to satisfy ICII's operating and debt service requirements or to fund our future growth. (See Item 7.--"Management's Discussion and Analysis--Agreements with Regulators").

   KPMG LLP, the auditors of ICII, have expressed their opinion that the consolidated financial statements of ICII included herein were prepared in accordance with accounting principles generally accepted in the United States of America and present fairly, in all material respects, the financial condition of ICII and its subsidiaries as of December 31, 2001 and 2000, but based on the financial condition of ICII and the risk of conservatorship or receivership for the Bank, among other matters, their opinion includes an explanatory paragraph regarding uncertainty as to whether ICII can continue as a going concern. The descriptions of the results of operations, financial condition and business of ICII and the consolidated financial statements of ICII contained herein have been prepared on a going concern basis, and do not include any adjustments that might result from the outcome of the uncertainties relating to regulatory capital compliance referred to above and described elsewhere herein and potential defaults on outstanding debt securities of ICII. See the financial statements of ICII and the report of KPMG LLP thereon included herein for a further discussion of the basis of presentation of such consolidated financial statements.

  Potential Parent Company Restructuring

   Management is currently working with its investment banking advisors on various alternatives to restructure the debt and capital of ICII. Options currently being explored include the exchange of ICII assets for outstanding debt, the exchange of ICII debt for equity in ICII or SPB, and the liquidation of ICII's assets. The financial condition of ICII could ultimately result in a transfer of all or some portion of its common stock ownership of

SPB to the holders of ICII's debt obligations. However, we cannot predict whether the financial condition of ICII, or the actions of the holders of ICII's debt obligations would cause the DFI or FDIC to take adverse action with respect to SPB, including the appointment of a conservator or receiver. In such event, an investment in ICII would likely become worthless. Any such proceeding, however, would not have any legal effect on the deposits, loans, customers or operations of the Bank.

  Southern Pacific Bank

   SPB has not admitted or denied the claimed basis of its the Orders, but intends to comply fully with their respective requirements. During 2001, ICII exchanged $22.0 million of SPB's subordinated debt and contributed $34.3 million in capital to SPB. In the first quarter of 2002, ICII converted the remaining $20.0 million of its investment in SPB's subordinated debt to Tier 1 capital.

   SPB has an ongoing need for capital to finance its lending activities. SPB's primary cash requirements include the funding of (i) loan and lease originations and acquisitions, (ii) points and expenses paid in connection with the acquisition of wholesale loans, and (iii) ongoing administrative and other operating expenses.

   SPB has historically financed its lending activities through FHLB borrowings, deposits and capital infusions from ICII. As a result of our company's recent financial performance, we do not believe that the capital markets are currently efficient sources for ICII to obtain capital to contribute to SPB. As such, we believe that SPB's primary sources of liquidity are limited to its deposits, FHLB borrowings, and its other direct capital raising activities.

   The following table shows certain information regarding SPB's borrowings from the FHLB as indicated:

                                                                  At or for the Year Ended December 31,
                                                                  ------------------------------------
                                                                     2001           2000        1999
                                                                   --------       --------    -------
                                                                         (Dollars in thousands)
FHLB advances:
   FHLB line of credit at end of period.......................... $146,500       $137,200    $35,800
   Balance outstanding at end of period..........................   75,000         65,000         --
   Weighted average interest rate at end of period...............     2.07%          6.73%       N/A
   Maximum amount outstanding at any month end during the period. $120,000       $ 65,000    $30,000
   Average balance outstanding...................................   56,068         23,306      7,603
   Weighted average interest rate during the period..............     4.20%          6.42%      8.30%

   FHLB borrowings must be fully collateralized by qualifying mortgage loans and may be in the form of overnight funds or term borrowings at SPB's option. The FHLB advances are secured by certain real estate loans and securities with a carrying value of $188.5 million, 172.9 million and $56.5 million at December 31, 2001, 2000 and 1999, respectively.

   SPB has been able to acquire new deposits through its local marketing strategies as well as domestic money markets. SPB maintains liquidity in the form of cash and interest-bearing deposits with financial institutions. SPB tracks on a daily basis all new loan applications by office and, based on historical closing statistics, estimates expected fundings. Cash management systems at SPB allow SPB to anticipate both funding and sales and adjust deposit levels and short-term investments against the demands of SPB's lending activities. SPB's deposit portfolio, which consists primarily of certificate accounts was $1.15 billion at December 31, 2001 as compared to $1.56 billion at December 31, 2000.

   Under its regulatory orders, SPB may have brokered deposits of no more than $39.8 million so long as SPB is less than "Well Capitalized" as defined by banking regulations and is currently prohibited from raising any new brokered deposits. SPB's outstanding balance of brokered deposits was $38.6 million at December 31, 2001.

  2001 Activity

   Our operating activities provided cash of $236.8 million in 2001. The majority of this cash was provided by $302.7 million in sales of collections of loans held-for-sale. We generated $56.9 million and $108.4 million from the sale and collections of real property and trading securities, respectively. Other operating cash was generated by the interest income from our loan and investment portfolios after paying interest expense on our deposits, borrowings, and other debt.

   Our investing activities provided $274.4 million of cash in 2001. The most significant source of cash from our investing activities was a net decrease of $167.1 million of short-term interest-bearing deposits. A net decrease in loans held for investment, net of collections, resulted in net cash provided of $93.7 million.

   Our financing activities used $424.9 million of cash in 2001, primarily the result of repaying $404.9 million in SPB's deposits. During 2001, SPB borrowed $255.0 million from the FHLB and repaid $245.0 million in advances. We also used cash to reduce other borrowings by $43.0 million.

  2000 Activity

   Our operating activities used cash of $32.3 million in 2000. The majority of this cash was used for the origination and acquisition of loans held-for-sale, net of sales and collections. We generated $23.4 million and $10.8 million from the sale and collections of real property and trading securities, respectively, at ICCMIC. Other operating cash was generated by the interest income from our loan and investment portfolios after paying interest expense on our deposits, borrowings, and long term debt.

   Our investing activities provided $21.7 million of cash in 2000. The most significant source of cash from our investing activities was a net redemption of $65.4 million of short-term interest-bearing deposits. We received net cash proceeds of $11.5 million from the ICCMIC acquisition in March 2000. We also received proceeds of $21.6 million from the sale of AFG in June 2000 from the sale of our investment in preferred and common stock of AFG. Additionally, we used $50.0 million for net purchases of securities available-for-sale. Originations of loans held for investment, net of collections, resulted in net cash used of $64.8 million.

   Our financing activities provided $7.6 million of cash in 2000. We raised a net $17.9 million in deposits at SPB. During 2000, SPB borrowed $95.0 million from the FHLB and repaid $30.0 million in advances. We reduced other borrowings by $50.8 million. We used $4.1 million in cash to repurchase 1.1 million shares of our outstanding common stock for an average price of $3.62 under a share repurchase program approved in April 2000. Additionally, we also used $26.7 million of cash through financing activities to repurchase $27.3 million of our long term debt. The repurchase generated an extraordinary gain on the early extinguishment of debt of $3.5 million, net of income taxes.

  1999 Activity

   Our operating activities produced cash of $151.6 million in 1999. The majority of this cash was generated by the interest income from our loan and investment portfolios after paying interest expense on our deposits, borrowings, and long term debt.

   Our investing activities used $202.9 million of cash in 1999. The most significant use of cash in our investing activities was a $246.8 million investment of available liquidity into short term interest-bearing deposits. At December 31, 1999 our interest-bearing deposits totaled $248.2 million. We also used cash to make net purchases of $21.9 million of securities available-for-sale. The most significant item of cash generation in our investing activities was from the proceeds we received on sales of stock we held in other publicly traded companies. In 1999, we received total proceeds from these sales of $100.6 million. These proceeds were primarily generated from the sales of our holdings in FMC and IMH. In 1999, we received cash and 4.4 million shares of Bay View common stock from the sale and exchange of our 38.3% interest in FMC. On November 5, 1999, we announced the sale of the Bay View common stock we received from the FMC/Bay View merger. As a result of these transactions, we received approximately $86.3 million in total cash proceeds. Also in 1999, we sold 1.9 million shares of our common stock investment in IMH generating net proceeds of $10.4 million. Additionally, in the second quarter of 1999, we sold 500,000 shares of common stock investment in ICCMIC, generating net proceeds of $5.4 million.

   Our financing activities used $212.6 million of cash in 1999. We used $99.5 million to repay deposits at SPB, $20.0 million to repay borrowings by SPB from the FHLB, and $28.0 million to repay other borrowings. On May 14, 1999, we entered into an agreement with our former parent Imperial Bank, a subsidiary of Imperial Bancorp (NYSE:IMP) to repurchase 10% or 3.7 million shares of our outstanding common stock for $8.00 per share for a total use of cash of $29.5 million. The repurchase from Imperial Bank was financed through the private issuance of $30.0 million of Series B 11.50% Mandatorily Redeemable Cumulative Preferred Stock to a group of independent investors. In November 1999, we repurchased and retired the $30.0 million of the Mandatorily Redeemable Cumulative Preferred Stock. The issuance and subsequent repurchase and retirement used a net $1.4 million of cash during 1999. We also used $34.1 million of cash through our financing activities to repurchase $43.1 million of our long-term debt. The repurchase generated an extraordinary gain on the early extinguishment of debt of $4.0 million, net of income taxes.

  The ICCMIC Acquisition

   On March 28, 2000, we completed the acquisition of ICCMIC. We paid ICCMIC's stockholders (other than the 2,570,000 shares owned by ICII) approximately $11.57 per share in cash. The total purchase price paid by our company was approximately $300.1 million. Our company's basis in shares of ICCMIC common stock owned prior to the merger was $25.1 million. The total cost basis of $325.2 million, combined with other estimated costs of the acquisition of $19.7 million bring the total purchase price to $344.9 million. In addition to the costs of acquisition, we incurred total severance and incentive costs of $9.4 million. The merger was accounted for as a purchase and resulted in the generation of negative goodwill of $29.2 million. The negative goodwill generated by the acquisition was not subject to income taxes and increased our company's tangible book value by $0 and $0.74 per share at December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, ICCMIC had total assets of $1.5 million and $59.0 million, and total liabilities of $647,000 and $70.3 million, respectively.

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

   As a result, interest rates have a greater impact on our company's performance than do the effects of general levels of inflation. Inflation affects our company primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation.

Disclosures regarding Off-Balance Sheet Arrangements

  Imperial Business Credit, Inc.

   Prior to ceasing lease originations, IBC primarily funded its lease originations through a permanent revolving securitization facility. The securitization facility utilizes a trust structure and has a five-year revolving period, which expires in November 2002, and a three and one-half year amortization period.

   The IBC Lease Receivables Trust 1997-2 ("1997-2 Trust") was created pursuant to a pooling and servicing agreement among IBC, as originator, IBC Funding Corp. ("IFC"), IBC's wholly-owned special purpose subsidiary, as seller, and Norwest Bank Minnesota, as trustee and back-up servicer. IBC sold its lease originations to IFC under a sale and contribution agreement ("IBC Agreement"), which simultaneously assigned its rights in the leases to the Trust in exchange for trust certificates. The Class A certificates were sold to Triple-A One Funding Corp., a special purpose corporation administered by Capital Markets Assurance Corporation ("CAPMAC"), which issued commercial paper to fund its acquisitions. At December 31, 2001 and 2000, there was approximately $64.6 million and $141.1 million, respectively, of Class A Certificates outstanding.

   See "Management's Discussion and Analysis--Non Core Activities-Imperial Business Credit, Inc," for more information about the 1997-2 Trust.

  Total Return Swaps

   During 2001, our company participated in two off-balance sheet financing arrangements. The first arrangement was entered into by SPB's LPIG division
(the "LPIG Swap") and the second was entered into by ICII (the "Pacifica Swap").

   During the year ended December 31, 1999, SPB entered into the LPIG Swap for investment purposes with various investment bank counter parties, the provisions of which entitled SPB to receive the total return on various nationally syndicated bank loans and required SPB to make a floating payment of one month LIBOR plus a spread. During the fourth quarter ended December 31, 2001, SPB terminated the LPIG Swap, incurring a $1.4 million early termination fee. SPB's LPIG division managed the LPIG Swap. At December 31, 2000, the LPIG Swap had a total notional amount of syndicated bank loans of $65.2 million, under which we were obligated to pay one month LIBOR plus a weighted average spread of 0.88%. The weighted average remaining life of these contracts was
51.2 months at December 31, 2000. For the years ended December 31, 2001 and 2000, we recognized $777,000 and $2.7 million in interest income on the LPIG Swap and $2.7 million (including termination fees) and $3.8 million in net mark-to-market losses, respectively.

   As a part of the Pacifica collateralized loan obligation fund created in August 1998, we purchased subordinate bonds with a notional amount of approximately $51.3 million and delivered these bonds into a total return swap (the "Pacifica Swap") with the Canadian Imperial Bank of Commerce ("CIBC"). During 2001, the $20.0 million notional portion of the Pacifica Swap related to the Sr. Subordinated bond of the CLO expired and we acquired the Sr. Subordinated bond at par. There were no termination fees or other charges due at the termination of the portion of the Pacifica Swap related to the Sr. Subordinated bond of the CLO. We recorded an impairment charge of $6.0 million on the Sr. Subordinated bond during the fourth quarter of 2001 due to an increase in the market interest spread on similar securities as well as increased defaults and a deterioration of credit quality in the CLO's loan and bond portfolio. At December 31, 2001, the Sr. Subordinated bond totaled $14.0 million and was reclassified from trading securities to securities available-for-sale. The remaining $31.3 million notional portion of the Pacifica Swap related to the Jr. Subordinated bond of the CLO has an expiration date of September 15, 2003, and remained outstanding during all of 2001. The provisions of the Pacifica Swap entitle our company to receive the total return on the subordinate bonds and required our company to make a floating payment of LIBOR plus a weighted average spread of 0.75% beginning in October 2000, and 1.36% from August 1998 to September 2000. We have delivered cash to CIBC as collateral for our obligation under the Pacifica Swap. We recorded a reduction in the carrying value of our investment in the Pacifica Swap of $14.0 million in the fourth quarter of 2001 to reflect our estimate of the fair value of the Pacifica Swap. This charge was based on our estimate of the future cash flows to be receive by us during the term of the Pacifica Swap, including an estimate of losses incurred in the CLO through the settlement of the Pacifica Swap. These estimates are inherently difficult as a limited market for these products exists and no recent trade of similar securities have taken place. At December 31, 2001 and 2000 the carrying value of our investment in the Pacifica Swap totaled $16.0 million and $59.1 million, respectively, and was classified as trading securities on our consolidated balance sheet.

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

   In accordance with SFAS No.'s 114 and 118, it is our policy to provide a valuation allowance when it is probable that the value of a loan is impaired and where the loss can be reasonably estimated. To comply with this policy, the Problem Asset Committee discusses all problem credits (Grades 4-7) at monthly meetings. The Risk Management Department determines the appropriate valuation allowance and/or write-down necessary to comply with SFAS No.'s 114 and 118. An appropriate analysis; which may include a review of the borrower's current operating statements, current and past performance, the borrower's ability to repay, and discounted cash flow analysis; is performed to determine the valuation allowance. On credits that are collateral dependent, the loans are written-down to the estimated fair value of the collateral, less selling costs.

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

   Allowance levels for portfolios comprised of non-homogenous loans are calculated using an exposure method. Individual loans graded 4 to 6 are reviewed for repayment ability and loss exposure. An allowance allocation is subsequently generated for that individual loan. The general portfolio allowance level is calculated based on the aggregation of individual loan allowance allocations with an overall allowance for pass-rated loans. The percentage used on loans graded 1-3 is based on loss history and management's analyses of industry concentrations and changes in credit administration. This exposure method is used on CBC, LPIG, IWF and loans in other portfolios (primarily IPL) that are over $250,000 and sixty days or more delinquent.

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

   Unallocated allowances are more subjective and are reviewed quarterly to take consideration of economic trends that are not necessarily captured in determining the general and allocated allowances.

   The FDIC and the DFI have the authority to require us to change our asset classifications. If the change results in an asset being classified in whole or in part as loss, that amount must be charged-off. Regulatory guidelines set forth quantitative benchmarks as a starting point for the determination of appropriate levels of allowances. The regulators direct their examiners to rely on management's estimates of adequate general allowances if SPB's process for determining adequate allowances is deemed to be sound.

   For the year ended December 31, 2001, the provision for loan and lease losses was $95.9 million as compared to $181.0 million for the prior year. The decrease primarily relates to 1) CBC which decreased its provision for loan losses to $79.7 million for 2001 from $113.5 million in the prior year, 2) LPIG which decreased its provision for loan losses to $5.7 million for 2001 from $39.3 million in the prior year and 3) IWF which decreased its provision for loan losses to $2.2 million for 2001 as compared to $18.9 million for the prior year.

   High levels of non-performing and classified loans, and loan charge-offs have generally necessitated the substantial provisions for loan losses in the two years ended December 31, 2001. Our Board of Directors and management review the adequacy of the allowance for loan losses on a monthly basis and utilize their best judgment in providing for probable loan losses and establishing the allowance for loan and lease losses. However, the allowances established are based on information that exists at any given point in time and may require additions depending on future events. Regulatory agencies, as an integral part of the examination process, also periodically review the adequacy of our allowance for loan and lease losses. Regulatory examiners may require us to make additions to the allowance for loan and lease losses based upon their judgment of the information available to them at the time of their examination. While management believes that the current allowance for loan and lease losses is adequate to absorb the known and inherent risks in the loan portfolio, no assurances can be given that economic conditions which may adversely affect our market areas or other circumstances will not result in increases and problem loans and future loan losses, which losses may not be covered completely by the current allowance or may require provision for loan losses in excess of past provisions, which would have an adverse effect on our financial condition and results of operations.

   For the year ended December 31, 2001, CBC's provision for loan and lease losses decreased over the prior year primarily due to a significant decrease in the amount of unsecured loans or loans with over advances during 2001. Also contributing to CBC's reduction in its provision for loan losses was a net $16.8 million decrease in net charge-offs to $72.1 million in 2001. Recoveries of previously charged-off loans totaled $7.7 million during 2001 as compared to $831,000 for the prior year.

   Approximately 19.7% and 29.4% of CBC's charge-offs and provisions for loan losses taken in 2001 were related to deteriorations in aircraft and aircraft-related loans as a result of the September 11th Terrorist Attacks.

   The decrease in LPIG's provision for loan losses over the prior year primarily relates to significant reductions in non-accrual loans and net charge-offs. Non-accrual loans and net charge-offs decreased to $12.6 million and $8.0 million at and for the year ended December 31, 2001 as compared to $26.2 million and $32.3 million for the prior year.

   For the year ended December 31, 2001, the decrease in IWF's provision for loan losses over the prior year primarily resulted from the reduction in non-accrual loans and net charge-offs. Non-accrual loans and net charge-offs decreased to $3.6 million and $4.3 million at and for the year ended December 31, 2001 as compared to $9.4 million and $16.4 million for the prior year.

   The following table shows certain information regarding our allowance for loan and lease losses, charge-off activity by division and losses on OREO:

                                                                         Years Ended December 31,
                                                            -------------------------------------------------
                                                              2001      2000       1999      1998      1997
                                                            --------  ---------  --------  --------  --------
                                                                              (In thousands)
Beginning balance.......................................... $ 63,625  $  31,841  $ 24,880  $ 26,954  $ 19,999
Provision for loan and lease losses........................   95,860    180,975    35,340    15,450    20,975
Business acquisition and bulk loan purchases...............       --        534     1,846        --       578
Sale of leases.............................................       --         --        --        --      (900)
Deconsolidation of ICIFC...................................       --         --        --        --      (687)
                                                            --------  ---------  --------  --------  --------
                                                             159,485    213,350    62,066    42,404    39,965
                                                            --------  ---------  --------  --------  --------
Loans and Leases charged-off--Core Business Lines:
Multifamily and commercial loans (IPL).....................     (596)      (353)     (857)     (918)   (3,021)
Coast Business Credit......................................  (79,800)   (89,732)  (17,530)     (112)     (295)
Mortgage warehouse lines (IWF).............................   (4,882)   (17,050)   (1,625)       --        --
Entertainment loans (LHO)..................................       --     (1,939)       --        --        --
                                                            --------  ---------  --------  --------  --------
                                                             (85,278)  (109,074)  (20,012)   (1,030)   (3,316)
                                                            --------  ---------  --------  --------  --------
Loans charged-off--Non-Core Business:
Loan Participation and Investment Group....................   (8,616)   (32,267)   (3,882)       --        --
Franchise loans............................................       --     (3,106)       --        --        --
One-to-four family residential.............................     (263)    (5,560)   (2,960)   (4,661)   (2,164)
Consumer loans.............................................     (355)      (580)   (2,611)  (15,487)   (3,933)
Commercial and industrial loans............................   (2,725)      (810)       --        --        --
Leases.....................................................      (60)      (399)   (2,217)   (1,496)   (4,860)
Autolend...................................................       --       (950)       --        --        --
                                                            --------  ---------  --------  --------  --------
                                                             (12,019)   (43,672)  (11,670)  (21,644)  (10,957)
                                                            --------  ---------  --------  --------  --------
Total charge-offs..........................................  (97,297)  (152,746)  (31,682)  (22,674)  (14,273)
                                                            --------  ---------  --------  --------  --------
Recoveries on loans and leases previously charged-off--Core
 Business:
Multifamily and commercial loans (IPL).....................       --        115        55       142        29
Coast Business Credit......................................    7,700        831       163        45        --
Mortgage warehouse lines (IWF).............................      592        639        --        --        --
                                                            --------  ---------  --------  --------  --------
                                                               8,292      1,585       218       187        29
                                                            --------  ---------  --------  --------  --------
Net charge-offs--core business lines.......................  (76,986)  (107,489)  (19,794)     (843)   (3,287)
                                                            --------  ---------  --------  --------  --------
Recoveries on loans previously charged-off--Non-Core
 Business:
Loan Participation and Investment Group....................      662         16        --        --        --
Franchise loans............................................      533         35        --        --        --
One-to-four family residential.............................        9         98         3     2,401        30
Consumer...................................................      288      1,065       150       841       303
Commercial and industrial loans............................        1         --        --        --        --
Leases.....................................................      279        222     1,086     1,721       900
                                                            --------  ---------  --------  --------  --------
                                                               1,772      1,436     1,239     4,963     1,233
                                                            --------  ---------  --------  --------  --------
Total recoveries...........................................   10,064      3,021     1,457     5,150     1,262
                                                            --------  ---------  --------  --------  --------
Net charge-offs--non-core business lines...................  (10,247)   (42,236)  (10,431)  (16,681)   (9,724)
                                                            --------  ---------  --------  --------  --------
Total net-charge-offs......................................  (87,233)  (149,725)  (30,225)  (17,524)  (13,011)
                                                            --------  ---------  --------  --------  --------
Ending Balance.............................................   72,252     63,625    31,841    24,880    26,954
Loan loss allowance at AMN.................................      166         --        30       857    11,093
                                                            --------  ---------  --------  --------  --------
Total loan loss allowance.................................. $ 72,418  $  63,625  $ 31,871  $ 25,737  $ 38,047
                                                            ========  =========  ========  ========  ========
OREO losses (gains):
    OREO write-downs (recovery) and expenses............... $  1,340  $     771  $    617  $ (1,498) $  2,074
    Loss on sale of OREO...................................      133        615       769       597     4,453
                                                            --------  ---------  --------  --------  --------
       Total OREO losses (gains)........................... $  1,473  $   1,386  $  1,386  $   (901) $  6,527
                                                            ========  =========  ========  ========  ========

   The allocation of our allowance for loan and lease losses and the percentage of loans and leases by loan type to total gross loans and leases held for investment as follows:

                                                              At December 31,
                                         2001                       2000                       1999
                              -------------------------  -------------------------  -------------------------
                                                           (Dollars in thousands)
                                         Percentage of              Percentage of              Percentage of
                                        Loans and Leases           Loans and Leases           Loans and Leases
                                         to Total Gross             to Total Gross             to Total Gross
                                           Loans and                  Loans and                  Loans and
                              Allocated Leases Held for  Allocated Leases Held for  Allocated Leases Held for
                              Allowance    Investment    Allowance    Investment    Allowance    Investment
                              --------- ---------------- --------- ---------------- --------- ----------------
Loans secured by real estate:
   One-to-four family........  $ 1,219         1.7%       $ 1,287         6.1%       $ 4,034         7.3%
   Multifamily (IPL).........    2,582        15.8          2,252         3.6            228         2.7
   Commercial (IPL)..........      190         2.2            193         1.2            282         1.1
                               -------       -----        -------       -----        -------       -----
                                 3,991        19.7          3,732        10.9          4,544        11.1
Leases.......................    2,675         3.1             97         0.9            126         0.1
Consumer and auto loans......      270         0.1             85         0.3            812         0.6
Franchise loans..............      255         0.4            582         0.7            307         1.4
Coast Business Credit........   49,133        46.5         39,757        63.9         15,018        58.2
Other commercial loans.......   12,297        30.2         14,557        23.3          9,498        28.6
                               -------       -----        -------       -----        -------       -----
                                64,630        80.3         55,078        89.1         25,761        88.9
Unallocated..................    3,631          --          4,815          --          1,536          --
                               -------       -----        -------       -----        -------       -----
                               $72,252       100.0%       $63,625       100.0%       $31,841       100.0%
                               =======       =====        =======       =====        =======       =====

                                                 At December 31,
                                         1998                       1997
                              -------------------------  -------------------------
                                             (Dollars in thousands)
                                         Percentage of              Percentage of
                                        Loans and Leases           Loans and Leases
                                         to Total Gross             to Total Gross
                                           Loans and                  Loans and
                              Allocated Leases Held for  Allocated Leases Held for
                              Allowance    Investment    Allowance    Investment
                              --------- ---------------- --------- ----------------
Loans secured by real estate:
   One-to-four family........  $ 2,664         9.3%       $ 8,077        15.9%
   Multifamily (IPL).........    1,299         4.1            779         1.3
   Commercial (IPL)..........      128         1.9            312         1.1
                               -------       -----        -------       -----
                                 4,091        15.3          9,168        18.3
Leases.......................       --         0.1            124         0.6
Consumer and auto loans......    1,567         1.9          4,344        11.4
Franchise loans..............      934         3.7            634         4.8
Coast Business Credit........   10,764        46.7          4,840        37.5
Other commercial loans.......    7,310        32.3          3,656        27.4
                               -------       -----        -------       -----
                                20,575        84.7         13,598        81.7
Unallocated..................      214          --          4,188          --
                               -------       -----        -------       -----
                               $24,880       100.0%       $26,954       100.0%
                               =======       =====        =======       =====

   The increase in CBC's allocated allowance at the end of 2001 as compared to the end of 2000 resulted from an increase in the amount of loans internally classified as substandard and doubtful.

   The decrease in other commercial loans allocated allowance primarily relates to LPIG and IWF. The decrease in LPIG's allocated allowance at the end of 2001 as compared to the end of 2000 resulted from a decrease in doubtful loans from $4.9 million to zero and a decrease in the loan portfolio balance.IWF's allocated allowance decreased by $2.1 million in 2001 due to a significant decrease in problem and non-accrual accounts. IWF's charge-offs in 2000 primarily related to fraud losses that occurred prior to hiring IWF's new management.

   Although the above table allocates the allowance for loan and lease losses by loan types, the total allowance is available to absorb losses on all loans and leases.

   The ratio of the allowance for loan and lease losses to total loans held for investment was 6.29% at December 31, 2001 as compared to 5.36% at December 31, 2000, and 2.50% at December 31, 1999. The ratio of the allowance for loan losses to non-accrual loans was 74.24% at December 31, 2001 as compared to 81.02% at December 31, 2000 and 62.18% at December 31, 1999. We evaluate expected losses on non-accrual loans on a loan-by-loan basis and we believe that the allowance is adequate to cover both expected losses on non-accrual loans and inherent losses in the remainder of our loans and leases held for investment portfolio. The percentage of the allowance for loan and lease losses to non-accrual loans does not remain constant due to the changing nature of our loan portfolio. We analyze the collateral for each non-performing loan to determine our potential loss exposure, and in conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and lease losses. On an ongoing basis, we monitor the loan portfolio and evaluate the adequacy of the allowance for loan and lease losses.

   The following table sets forth the amount of non-performing assets attributable to our core lending activities and our Exited Businesses.

                                               2001                   2000                   1999                   1998
                                      ---------------------  ---------------------  ---------------------  ---------------------
                                         Core                   Core                   Core                   Core
                                       Lending      Exited    Lending      Exited    Lending      Exited    Lending      Exited
                                      Activities  Businesses Activities  Businesses Activities  Businesses Activities  Businesses
-                                     ----------  ---------- ----------  ---------- ----------  ---------- ----------  ----------
                                                                                       (In thousands)
Non-accrual loans:
CBC.................................. $   62,504   $    --   $   31,795   $     --  $   22,173   $     --  $    1,117   $     --
IWF..................................      3,587        --        9,404         --       7,757         --       4,141         --
Entertainment loans (LHO)............      1,324        --          246         --          --         --          --         --
IPL..................................      8,765        --        1,650         --         237         --         992         --
IBC..................................         --         5           --          7          --         77          --        669
LPIG.................................         --    12,565           --     26,206          --         --          --         --
One-to-four family...................         --     1,719           --      3,564          --     16,926          --     18,576
Consumer loans.......................         --        23           --         85          --        633          --        253
Auto loans...........................         --        --           --        716          --      1,803          --      5,476
Other commercial.....................         --        --           --      4,856         656        996          --      8,305
Leases...............................         --     6,824           --         --          --         --          --         --
                                      ----------   -------   ----------   --------  ----------   --------  ----------   --------
Total non-accrual loans..............     76,180    21,136       43,095     35,434      30,823     20,435       6,250     33,279
                                      ----------   -------   ----------   --------  ----------   --------  ----------   --------
OREO:
Acquired entertainment assets........     10,218        --        7,752         --       8,161         --          --         --
IPL..................................         --        --           --         --         222         --         197         --
One-to-four family...................         --     1,082           --        816          --      3,220          --      7,180
Other commercial.....................         --       315           --        188          --        771          --      1,307
                                      ----------   -------   ----------   --------  ----------   --------  ----------   --------
Total OREO...........................     10,218     1,397        7,752      1,004       8,383      3,991         197      8,487
                                      ----------   -------   ----------   --------  ----------   --------  ----------   --------
Repossessed property:
IBC..................................         --        --           --          2          --        643          --        702
Auto Lending.........................         --       974           --         82          --        127          --      5,169
                                      ----------   -------   ----------   --------  ----------   --------  ----------   --------
Total repossessed property...........         --       974           --         84          --        770          --      5,871
                                      ----------   -------   ----------   --------  ----------   --------  ----------   --------
Total NPA's.......................... $   86,398   $23,507   $   50,847   $ 36,522  $   39,206   $ 25,196  $    6,447   $ 47,637
                                      ==========   =======   ==========   ========  ==========   ========  ==========   ========
Total loans, OREO and repossessed
 property............................ $1,159,436   $97,622   $1,346,020   $219,691  $1,176,936   $411,753  $1,051,720   $643,050
Total NPA's as a percentage of loans,
 OREO and repossessed property.......       7.45%    24.08%        3.78%     16.62%       3.33%      6.12%       0.61%      7.41%

                                              1997
                                      --------------------
                                         Core
                                       Lending     Exited
                                      Activities Businesses
-                                     ---------- ----------

Non-accrual loans:
CBC..................................  $     --   $     --
IWF..................................        --         --
Entertainment loans (LHO)............        --         --
IPL..................................       497         --
IBC..................................        --        981
LPIG.................................        --         --
One-to-four family...................        --     34,447
Consumer loans.......................        --        250
Auto loans...........................        --     28,057
Other commercial.....................       192      6,207
Leases...............................        --         --
                                       --------   --------
Total non-accrual loans..............       689     69,942
                                       --------   --------
OREO:
Acquired entertainment assets........        --         --
IPL..................................       465         --
One-to-four family...................        --      8,326
Other commercial.....................        --      2,114
                                       --------   --------
Total OREO...........................       465     10,440
                                       --------   --------
Repossessed property:
IBC..................................        --      4,437
Auto Lending.........................        --      4,563
                                       --------   --------
Total repossessed property...........        --      9,000
                                       --------   --------
Total NPA's..........................  $  1,154   $ 89,382
                                       ========   ========
Total loans, OREO and repossessed
 property............................  $800,844   $665,945
Total NPA's as a percentage of loans,
 OREO and repossessed property.......      0.14%     13.42%

   Excludes non-accrual loans held-for-sale which we carried at the lower of cost or market, includes non-accrual loans and non-performing assets from the discontinued operations of AMN. Our policy is to place all loans 90 days or more past due on non-accrual unless the loan is in the process of collection. There were no accruing loans past due 90 days or more for any of the periods presented above. Generally, non-accrual loans will be restored to accrual status when none of its principle and interest is due and unpaid, and our company expects repayment of the remaining contractual principal and interest.

   The following table shows the amounts of and changes in non-accrual loans attributable to our core lending activities:

                                                   CBC       IWF      LHO      IPL     Total
                                                 --------  --------  ------  -------  --------
                                                             (Dollars in thousands)
December 31, 2000............................... $ 31,795  $  9,404  $  246  $ 1,650  $ 43,095
New non-accrual loans...........................  130,266    12,602   1,894   14,120   158,882
Gross charge-offs...............................  (79,197)   (2,852)     --     (676)  (82,725)
Reinstatements, sales and paydowns..............  (20,360)  (15,567)   (816)  (6,329)  (43,072)
                                                 --------  --------  ------  -------  --------
December 31, 2001............................... $ 62,504  $  3,587  $1,324  $ 8,765  $ 76,180
                                                 ========  ========  ======  =======  ========
Number of non-accrual loans At December 31, 2001       15        23       2       17        57
Principal balance of smallest non-accrual loan.. $    500  $      7  $  183  $    88  $      7
Principal balance of largest non-accrual loan... $ 12,000  $  1,428  $1,141  $ 2,820  $ 12,000

   Non-accrual loans at CBC were concentrated in ten loans totaling $56.2 million. Of the ten loans, three were interrelated aircraft loans totaling $23.5 million, which have been written down to $18.4 million as of March 31, 2002. A securitization/restructuring plan is in process in which the $18.4 million represents an interest in the securitization that is expected to be collected in full. We anticipate that this interest will be returned to accrual status in the second quarter of 2002. Another three loans totaling $11.2 million were either sold or were paid off in the first quarter of 2002. The remaining four loans involve companies that are in the process of being sold. These credits include an $8.9 million loan to a ceramic tile manufacturer, a $4.0 million loan to a paging company, a $4.4 million loan to a cable television company, and a $4.2 million loan to a laundry business operator. These loans are expected to be paid-off or otherwise resolved in the second quarter of 2002, with the exception of the cable television company loan, which is not expected to be resolved until the fourth quarter of 2002.

   Non-accrual loans at IWF are primarily comprised of several smaller credits. The collateral for the only large loan, a $1.4 million loan to a mortgage lender no longer in business, is in the process of being sold.

   The majority of the non-accrual loans at IPLD were centered in 3 loans totaling $5.2 million. We expect to sell two of these loans totaling $3.9 million in the second quarter of 2002. A forbearance agreement has been executed for the other $1.3 million loan, whereby the loan is expected to be brought current over a six-month period.

Asset/Liability Management and Market Risk

  General

   The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or re-price within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or re-pricing within a specific time period and the amount of interest-bearing liabilities maturing or re-pricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of falling interest rates, the net earnings of an institution with a positive gap theoretically may be adversely affected due to its interest-earning assets re-pricing to a greater extent than its interest-bearing liabilities. Conversely, during a period of rising interest rates, theoretically, the net earnings of an institution with a positive gap position may increase as it is able to invest in higher yielding interest-earning assets at a more rapid rate than its interest-bearing liabilities re-price. In addition, a positive gap may not protect an institution with a large portfolio of adjustable rate loans from increases in interest rates for extended time periods as such instruments generally have periodic and lifetime interest rate caps. Additionally, a positive gap may not protect an institution with a large portfolio of adjustable rate loans from increases in interest rates as such investments may have currently indexed interest rates below their interest rate floors. The 4.75% decrease in the prime rate and the decrease in Libor rates during 2001 has resulted in a significant number of SPB's adjustable rate loans having current indexed interest rates well below their interest rate floors. Our adjustable rate loans are indexed to Libor and the prime interest rates and the resulting cost of funds increases in a rapidly increasing rate environment could exceed the cap levels or may not exceed the floor levels on these loan products and negatively impact net interest income.

   We manage portfolio interest rate risk through the marketing and funding of adjustable rate loans, which generally re-price at least semi-annually and are generally indexed to the prime rate or LIBOR. As a result of this strategy, at December 31, 2001, our total interest-earning assets maturing or re-pricing within one year exceeded our total interest-bearing liabilities maturing or re-pricing in the same time by $40.6 million, representing a positive cumulative gap ratio of 103.2%. We closely monitor our interest rate risk as such risk relates to operational strategies. Our cumulative gap position is at a level satisfactory to management. However, there can be no assurances that we will maintain a positive gap position or that our strategies will not result in a negative gap position in the future. The level of the movement of interest rates, up or down, is an uncertainty and could have a negative impact on the earnings of our company.

  Risk Management and Market Sensitive Instruments

   Loans and securities funded through total return swaps are subject to market price risk. As such, our company could incur significant gains or losses from the sale of loans and securities funded through total return swaps depending on the secondary market for the assets in the swaps, interest rate spreads, credit quality, and other factors. The assets funded through total return swaps and subject to these risks totaled $498.3 million and $538.4 million at December 31, 2001 and 2000, respectively.

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

   We measure and manage our exposure to interest rate risk by modeling net interest income simulations, the market value of portfolio equity, and by gap analysis. Net interest income simulations are used by our company to identify the direction and impact of interest rate risk exposure over the next 12 to 24 month timeframe. Present value of equity calculations are used to estimate the theoretical price sensitivity of shareholder equity to changes in interest rates and the related impact on our assets and liabilities. Gap analysis provides insight into mismatches of asset and liability repricing characteristics.

   Net Interest Income Simulation: Our net interest margin is affected by the level of interest rates, the shape of the yield curve and the characteristics of our interest-earning assets and interest-bearing liabilities. The yield curve depicts market interest rates as a function of maturity. Our portfolio of rate sensitive commercial and real estate loans are funded by a deposit base that typically reprices over a 6 to 12 month time frame. As a result, we are generally asset sensitive; net interest margin usually increases when interest rates are increasing and decreases when interest rates are declining. We use a simulation model to estimate the severity of this risk and to develop strategies to mitigate the risk. The model considers probable balance sheet and off-balance sheet strategies and volumes under different interest rate scenarios over the course of 12 and 24-month periods. Model assumptions are updated periodically and are reviewed by management. Guidelines are set by management and approved by SPB's Board to further limit exposure and to take advantage of movements in rates.

Assuming an immediate increase of 200 basis points in interest rates the net hypothetical increase over the next 12 months in net interest income related to financial and derivative instruments is estimated to be $1.6 million (after income taxes) or 2.06% of total shareholders' deficit at December 31, 2001. We believe that an interest rate shift of this magnitude represents a moderately advantageous scenario. Assuming an immediate decrease of 200 basis points in interest rates the net hypothetical decrease over the next 12 months in net interest income related to financial and derivative instruments is estimated to be ($2.4) million (after income taxes) or 4.64% of total shareholders' deficit at December 31, 2001. We believe that an interest rate shift of this magnitude represents a moderately adverse scenario.

   Market Value of Portfolio Equity: The market value of portfolio equity ("MVPE") model is used to evaluate the vulnerability of the market value of shareholders' equity to changes in interest rates. The MVPE model calculates the expected cash flows of all of our interest-earning assets and interest-bearing liabilities under various interest rate scenarios. The present value of these cash flows is calculated by discounting them using estimated market interest rates for that scenario. The difference between the present value of interest-earning assets and the present value of interest-bearing liabilities is the MVPE. MVPE will vary depending on the timing of expected cash flow, the level of interest rates, prepayment assumptions and the shape of the yield curve. The assumptions governing these relationships are the same as those used in the net interest income simulation. They are updated periodically and are reviewed by management.

   Assuming immediate increases of 100 and 200 basis points in interest rates the net hypothetical decrease in the market value of our company's interest-earning assets and interest-bearing liabilities and the corresponding decrease in the value of shareholders' equity related to financial and derivative instruments is estimated to be ($3.0) million and ($6.2) million (after income taxes) or 226.54% and 363.78% of total shareholders' deficit, respectively at December 31, 2001. We believe that an interest rate shift of between 100 basis points and 200 basis points represents a moderately adverse scenario. Assuming immediate decreases of 100 and 200 basis points in interest rates the net hypothetical increase in the market value of our company's interest-earning assets and interest-bearing liabilities and the corresponding increase in the value of shareholders' equity related to financial and derivative instruments is estimated to be $8.7 million and $16.0 million (after income taxes) or 270.44% and 580.10% of total shareholders' deficit, respectively at December 31, 2001. We believe that an interest rate shift of 100 basis points to 200 basis points represents a moderately advantageous scenario. The expected increase in the market value of portfolio equity under a rising rate scenario is negatively impacted due to $309.5 million of asset-based and cash stream loans whose current average fully-indexed interest rate is 1.88% below the current average interest rate floor at December 31, 2001.

   Assuming immediate increases of 100 and 200 basis points in interest rates the net hypothetical increase in the market value of our company's interest-earning assets and interest-bearing liabilities and the corresponding change in the value of shareholders' equity related to financial and derivative instruments is estimated to be ($7.0) million and ($3.6) million (after income taxes) or 61.95% and 119.44% of total shareholders' deficit, respectively at December 31, 2000. We believe that an interest rate shift of between 100 basis points and 200 basis points represents a moderately advantageous scenario. Assuming immediate decreases of 100 and 200 basis points in interest rates the net hypothetical decrease in the market value of our company's interest-earning assets and interest-bearing liabilities and the corresponding change in the value of shareholders' equity related to financial and derivative instruments is estimated to be ($30.8) million and ($44.3) million (after income taxes) or 67.23% and 140.75% of total shareholders' equity, respectively at December 31, 2000. We believe that an interest rate shift of 100 basis points to 200 basis points represents a moderately adverse scenario.

   Gap Analysis: The gap analysis is based on the contractual cash flows of all asset and liability balances on our books. The contractual maturity of these assets and liabilities may differ substantially from their expected maturity. For example, savings accounts are subject to immediate withdrawal. Also, certain loans are subject to prepayment. The gap analysis reflects the contractual cash flows adjusted for anticipated prepayment assumptions. It may be used to identify periods in which there is a substantial mismatch between assets and liabilities.

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

Re-pricing/Maturity of Interest-Earning Assets and Interest-Bearing Liabilities

   The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001, which we anticipate to re-price or mature in each of the future time periods shown. The amount of assets and liabilities shown which re-price or mature during a particular period were determined in accordance with the earlier of term to re-pricing or the contractual terms of the asset or liability.

                                                         More than  More than  More than  More than                 Non-
                                             3 Months   3 Months to 6 Months   1 Year to  3 Years to  More than   Interest
                                             or Less     6 Months   to 1 Year   3 Years    5 Years     5 Years    Bearing
                                            ----------  ----------- ---------  ---------  ----------  ---------   ---------
                                                                               (Dollars in thousands)
Interest-earning assets:
   Cash.................................... $       --   $      --  $      --  $     --   $      --   $      --   $ 117,219
   Interest-earning deposits...............     16,071          --         --        --          --          --          --
   Trading securities......................     42,265          --         --    16,050          --          --          --
   Securities available-for-sale...........     51,234          --         --       450       5,297       5,502          --
   FHLB stock..............................      6,070          --         --        --          --          --          --
Loans, net of unearned discount and........
  deferred loan fees (1)...................  1,026,359     115,138     41,407    33,269      19,225      40,128          --
                                            ----------   ---------  ---------  --------   ---------   ---------   ---------
   Total interest-bearing assets...........  1,141,999     115,138     41,407    49,769      24,522      45,630     117,219
Less:
   Allowance for loan losses...............         --          --         --        --          --          --     (72,252)
   Net interest-earning assets.............  1,141,999     115,138     41,407    49,769      24,522      45,630      44,967
                                            ----------   ---------  ---------  --------   ---------   ---------   ---------
   Non-interest-earning assets.............         --          --         --        --          --          --      79,797
   Total assets............................ $1,141,999   $ 115,138  $  41,407  $ 49,769   $  24,522   $  45,630   $ 124,764
                                            ==========   =========  =========  ========   =========   =========   =========
Interest-bearing liabilities:
   Deposits................................ $  401,648   $ 336,191  $ 386,754  $101,384   $   1,778   $      95   $      --
   FHLB borrowings.........................         --      25,000     50,000        --          --          --          --
   Other borrowings........................     41,120          --         --        --          --          --          --
   Senior secured debt (3).................         --      16,200         --        --          --          --          --
   Secured convertible notes (3)...........         --          --         --        --      10,000          --          --
   Exchange notes..........................         --          --         --        --     166,374          --          --
   ROPES...................................         --       1,040         --        --          --          --          --
   Senior notes............................         --          --         --     7,364          --      19,475          --
                                            ----------   ---------  ---------  --------   ---------   ---------   ---------
   Total interest-bearing liabilities...... $  442,768   $ 378,431  $ 436,754  $108,748   $ 178,152   $  19,570   $      --
   Non-interest-bearing liabilities........         --          --         --        --          --          --      56,671
   Shareholders' deficit...................         --          --         --        --          --          --     (77,865)
                                            ----------   ---------  ---------  --------   ---------   ---------   ---------
   Total liabilities and shareholders'.....
     deficit............................... $  442,768   $ 378,431  $ 436,754  $108,748   $ 178,152   $  19,570   $ (21,194)
                                            ==========   =========  =========  ========   =========   =========   =========
   Interest rate sensitivity gap (2).......    699,231    (263,293)  (395,347)  (58,979)   (153,630)     26,060      44,967
   Cumulative interest sensitivity Gap..... $  699,231   $ 435,938  $  40,591  $(18,388)  $(172,018)  $(145,958)  $(100,991)
   Cumulative interest sensitivity gap as
    a % of total assets....................      45.31%      28.25%      2.63%    (1.19)%    (11.15)%     (9.46)%
   Cumulative net interest-earning
    assets as a percentage of
    cumulative interest-bearing
    liabilities............................     257.92%     153.09%    103.23%    98.65%      88.87%      90.67%


                                              Total
                                            ----------

Interest-earning assets:
   Cash.................................... $  117,219
   Interest-earning deposits...............     16,071
   Trading securities......................     58,315
   Securities available-for-sale...........     62,483
   FHLB stock..............................      6,070
Loans, net of unearned discount and........
  deferred loan fees (1)...................  1,275,526
                                            ----------
   Total interest-bearing assets...........  1,535,684
Less:
   Allowance for loan losses...............    (72,252)
   Net interest-earning assets.............  1,463,432
                                            ----------
   Non-interest-earning assets.............     79,797
   Total assets............................ $1,543,229
                                            ==========
Interest-bearing liabilities:
   Deposits................................ $1,227,850
   FHLB borrowings.........................     75,000
   Other borrowings........................     41,120
   Senior secured debt (3).................     16,200
   Secured convertible notes (3)...........     10,000
   Exchange notes..........................    166,374
   ROPES...................................      1,040
   Senior notes............................     26,839
                                            ----------
   Total interest-bearing liabilities......  1,564,423
   Non-interest-bearing liabilities........     56,671
   Shareholders' deficit...................    (77,865)
                                            ----------
   Total liabilities and shareholders'.....
     deficit............................... $1,543,229
                                            ==========
   Interest rate sensitivity gap (2).......   (100,991)
   Cumulative interest sensitivity Gap.....
   Cumulative interest sensitivity gap as
    a % of total assets....................
   Cumulative net interest-earning
    assets as a percentage of
    cumulative interest-bearing
    liabilities............................      93.54%

--------
(1) For purposes of the gap analysis, unearned discount and deferred fees are pro rated for loans receivable.

(2) Interest sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

(3) During the first quarter 2002, we entered into a debt restructuring agreement with the holders of the Senior Secured Notes and Secured Convertible Notes where the Secured Convertible Notes were exchanged into Senior Secured Notes and Exchange Notes and the maturity of the Senior Secured Notes were extended to June 28, 2002.

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

Average Balance Sheet

   The following tables set forth certain information relating to our company for 2001, 2000 and 1999. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The average balance of loans receivable includes loans on which we have discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields.

                                                                        Year Ended December 31,
                                          ----------------------------------------------------------------------------------
                                                     2001                        2000                        1999
                                          --------------------------  --------------------------  --------------------------
                                                              Yield/                      Yield/                      Yield/
                                           Average            Average  Average            Average  Average            Average
                                           Balance   Interest  Cost    Balance   Interest  Cost    Balance   Interest  Cost
                                          ---------- -------- ------- ---------- -------- ------- ---------- -------- -------
                                                                        (Dollars in thousands)
               ASSETS:
               -------
Interest-earning assets:
   Interest-earning deposits............. $   20,353 $  1,192   5.86% $   34,129 $  1,905   5.58% $   45,639 $  2,865   6.28%
   Fed funds sold........................     45,423    2,607   5.74      94,427    6,062   6.42      92,994    5,348   5.75
   Trading securities....................     99,069    4,702   4.75     144,836   12,911   8.91      85,676    8,690  10.14
   Securities available-for-sale, net....     59,778    3,596   6.02      77,640    6,969   8.98      70,888    8,617  12.16
   FHLB stock............................      4,569      260   5.69       4,964      366   7.37       6,166      321   5.21
   Loans held-for-sale and
    investment, net (1)..................  1,456,933  148,567  10.20   1,642,193  194,213  11.83   1,572,668  178,229  11.33
   Retained interest in loan and lease
    securitizations......................      3,052      597  19.56      11,010    2,399  21.79      24,926    3,368  13.51
                                          ---------- --------  -----  ---------- --------  -----  ---------- --------  -----
      Total interest-earning assets......  1,689,177  161,521   9.56   2,009,199  224,825  11.19   1,898,957  207,438  10.92
                                          ---------- --------  -----  ---------- --------  -----  ---------- --------  -----
   Non interest-earning assets...........    185,840                     243,752                     268,728
      Total assets....................... $1,875,017                  $2,252,951                  $2,167,685
                                          ==========                  ==========                  ==========
           LIABILITIES AND
            SHAREHOLDERS'
               EQUITY:
               -------
Interest-bearing liabilities:
   Savings accounts...................... $   52,862 $  2,105   3.98% $   57,512 $  2,413   4.20% $   62,638 $  2,308   3.68%
   Money market accounts.................     37,217    1,474   3.96       7,376      416   5.64          --       --     --
   Time certificates.....................  1,387,918   84,047   6.06   1,633,678  104,950   6.42   1,516,967   84,274   5.56
                                          ---------- --------  -----  ---------- --------  -----  ---------- --------  -----
      Total deposits.....................  1,477,997   87,626   5.93   1,698,566  107,779   6.35   1,579,605   86,582   5.48
   Borrowings from FHLB..................     56,538    2,248   3.98      23,462    1,492   6.36       7,590      630   8.30
   Other borrowings......................     31,071    2,078   6.69      59,772    6,872  11.50      69,306    3,920   5.66
   Senior secured debt...................     12,462    4,202  33.72          --       --     --          --       --     --
   Secured convertible notes.............      5,385      840  15.60          --       --     --          --       --     --
   Exchange notes........................     91,531    2,534   2.77          --       --     --          --       --     --
   ROPES.................................     19,926    2,455  12.32      51,582    5,803  11.25      66,192    7,390  11.16
   Senior Notes..........................     96,861   10,638  10.98     178,620   18,267  10.23     207,706   21,540  10.37
   Preferred Stock Series B..............         --       --     --          --       --     --      11,539    1,545  13.39
                                          ---------- --------  -----  ---------- --------  -----  ---------- --------  -----
   Total interest-bearing liabilities....  1,791,771  112,621   6.29   2,012,002  140,213   6.97   1,941,938  121,607   6.26
                                          ---------- --------  -----  ---------- --------  -----  ---------- --------  -----
Non interest-bearing liabilities.........     74,075                      75,838                      11,461
Shareholders' equity.....................      9,171                     165,111                     214,286
                                          ----------                  ----------                  ----------
   Total liabilities and shareholders'
    equity............................... $1,875,017                  $2,252,951                  $2,167,685
                                          ==========                  ==========                  ==========
Net interest rate spread (2).............            $ 48,900   3.28%            $ 84,612   4.22%            $ 85,831   4.66%
                                                     ========  =====             ========  =====             ========  =====
Net interest margin (3)..................                       2.89%                       4.21%                       4.52%
Ratio of interest-earning assets to
 interest-bearing liabilities............                      94.27%                      99.86%                      97.79%

--------
(1) Net of deferred income and the allowance for loan and lease losses, includes non-accrual loans.
(2) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

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

                                                           Year Ended December 31,
                              --------------------------------------------------------------------------------
                                           2001 Over 2000                           2000 Over 1999
                              ----------------------------------------  --------------------------------------
                               Volume     Rate    Rate/Volume  Total    Volume     Rate    Rate/Volume  Total
                              --------  --------  ----------- --------  -------  --------  ----------- -------
                                                               (In thousands)
Increase/(decrease) in:
   Interest-earning
     assets:
   Interest-earning deposits.     (769)       94        (38)      (713)    (723)     (318)        81      (960)
   Fed funds sold............   (3,146)     (642)       333     (3,455)      82       622         10       714
   Trading securities........   (4,080)   (6,037)     1,908     (8,209)   6,000    (1,053)      (726)    4,221
   Securities available-
     for-sale................   (1,603)   (2,298)       528     (3,373)     821    (2,254)      (215)   (1,648)
   FHLB stock................      (29)      (84)         7       (106)     (63)      134        (26)       45
   Loans held for sale
     and investment,
     net.....................  (21,910)  (26,755)     3,019    (45,646)   7,879     7,762        343    15,984
   Retained interest in
     loan and lease
     securitizations.........   (1,734)     (245)       177     (1,802)  (1,880)    2,063     (1,152)     (969)
                              --------  --------    -------   --------  -------  --------    -------   -------
      Total interest
        income...............  (33,271)  (35,967)     5,934    (63,304)  12,116     6,956     (1,685)   17,387
                              --------  --------    -------   --------  -------  --------    -------   -------
Interest-bearing liabilities:
   Savings accounts..........     (195)     (123)        10       (308)    (189)      320        (26)      105
   Money market
     accounts................    1,683      (124)      (501)     1,058       --        --        416       416
   Time certificates.........  (15,788)   (6,021)       906    (20,903)   6,484    13,178      1,014    20,676
                              --------  --------    -------   --------  -------  --------    -------   -------
   Total deposits............  (14,300)   (6,268)       415    (20,153)   6,295    13,498      1,404    21,197
   FHLB borrowings...........    2,103      (559)      (788)       756    1,317      (147)      (308)      862
   Other borrowings..........   (3,300)   (2,875)     1,381     (4,794)    (539)    4,048       (557)    2,952
   Senior secured debt.......       --        --      4,202      4,202       --        --         --        --
   Secured convertible
     notes...................       --        --        840        840       --        --         --        --
   Exchange notes............       --        --      2,534      2,534       --        --         --        --
   ROPES.....................   (3,561)      552       (339)    (3,348)  (1,631)       57        (13)   (1,587)
   Senior Notes..............   (8,361)    1,350       (618)    (7,629)  (3,016)     (298)        41    (3,273)
   Mandatorily redeemable
     cumulative
     preferred stock.........       --        --         --         --   (1,545)       --         --    (1,545)
                              --------  --------    -------   --------  -------  --------    -------   -------
      Total interest
        expense..............  (27,419)   (7,800)     7,627    (27,592)     881    17,158        567    18,606
                              --------  --------    -------   --------  -------  --------    -------   -------
Change in net interest
  income..................... $ (5,852) $(28,167)   $(1,693)  $(35,712) $11,235  $(10,202)   $(2,252)  $(1,219)
                              ========  ========    =======   ========  =======  ========    =======   =======

Critical Accounting Policies

   The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

   Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans. The judgments and assumptions used by management are based on historical data and management's view of the current economic environment as described in "Allowance for Loan Losses". We consider a loan to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We base the measurement of impairment on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan or (iii) the fair value of the collateral. If our recorded investment of the loan exceeds the measure of impairment, a valuation allowance is recorded in the amount of the excess. For all loans secured by real estate, we measure impairment by utilizing the fair value of the collateral; for other loans, discounted cash flows are used to measure impairment. Our income recognition policies for impaired loans are consistent with those on non-accrual loans. All loans designated as impaired are either placed on non-accrual status or are designated as restructured. Payments received on impaired loans are applied to the principal outstanding until the loan is returned to accrual status.

   We classify securities as trading or available-for-sale. Securities held for trading are reported at fair value with unrealized gains and losses included in operations, and securities available-for-sale are reported at fair value with unrealized gains and losses, net of related income taxes, included as a separate component of shareholders' equity in accumulated other comprehensive income. Realized gains and losses on investment securities are included in income and are derived using the specific identification method for determining the cost of securities sold. Premiums and discounts are amortized over the life of the securities by use of the interest method. When a decline in value of a security is judged to be other than temporary, it is written down to fair value by a charge to earnings.

   We account for income taxes using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recent Accounting Pronouncements

   We are affected by recent accounting pronouncements. For a description of these standards and the effect, if any, adoption has had or will have on our consolidated financial statements, see "Note 3 of Notes to Consolidated Financial Statements."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   See Item 7.--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset/Liability Management and Market Risk."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

   Independent Auditors' Report.........................................  93

   Consolidated Balance Sheets..........................................  95

   Consolidated Statements of Operations and Comprehensive (Loss) Income  96

   Consolidated Statements of Changes in Shareholders' (Deficit) Equity.  98

   Consolidated Statements of Cash Flows................................  99

   Notes to Consolidated Financial Statements........................... 102

   All supplemental schedules are omitted as inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Imperial Credit Industries, Inc.:

   We have audited the accompanying consolidated balance sheets of Imperial Credit Industries, Inc. ("ICII") and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive
(loss) income, changes in shareholders' (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of Imperial Credit Industries, Inc. and subsidiaries' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imperial Credit Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

   The accompanying consolidated financial statements have been prepared assuming that the Imperial Credit Industries, Inc. and subsidiaries will continue as a going concern. As discussed in Notes 4, 28 and 29 to the consolidated financial statements, Southern Pacific Bank ("SPB"), ICII's principal subsidiary, is currently precluded by applicable regulations from paying dividends to ICII. As of December 31, 2001, ICII had total assets of $199.7 million (including cash and cash equivalents of $12.5 million and total investments in the Bank of $70.7 million), total liabilities of $277.6 million, and a total shareholders' deficit of $77.9 million. Other than cash provided by through holding or sale of its assets, ICII has no other material source of cash other than dividends from SPB. Additionally, SPB has incurred recurring losses from operations. As more fully discussed in Note 4 to the consolidated financial statements, SPB received a Prompt Corrective Action Notification ("PCA Notice") on February 1, 2002, notifying it that the Federal Deposit Insurance Corporation ("FDIC") considers SPB to be in the Undercapitalized category under Section 38 of the Federal Deposit Insurance Act ("FDIA"). In addition, SPB consented to the issuance by the FDIC, of an order in December 2000, and received a similar order from the Department of Financial Institutions ("DFI"), (collectively, the "Orders") requiring that SPB achieve a Tier I capital ratio of 9.00% and a total risk-based capital ratio of 12.00% by December 31, 2001, and include various operating and other restrictions. As of December 31, 2001, an additional $21.0 million was required to be contributed to or invested in SPB to meet the requirements for being adequately capitalized under the FDIA and $72.8 million was required to be contributed to or invested in SPB to meet the capital ratio targets specified by the Orders. As a result of receiving the PCA Notice and consenting to the Orders, SPB is also required to file with the FDIC a capital plan outlining its plans for attaining the required levels of regulatory capital. As also required by the PCA Notice, on February 27, 2002 ICII's Board of Directors approved a performance guarantee on behalf of the Bank, for the benefit of the FDIC. Under the performance guarantee, ICII guarantees the performance of the Bank under the terms of the capital plan and should the Bank fail to meet its terms, ICII would be required to pay the sum demanded to the Bank or as directed by the FDIC; provided, that the aggregate liability of ICII under the guarantee shall be the lesser of an amount equal to five percent of the Bank's total assets as of December 31, 2001 or the amount which is necessary or would have been necessary to restore the relevant capital measures of the Bank to the levels required to be classified as adequately capitalized. SPB filed a capital restoration plan on March 1, 2002. The capital plan describes the steps proposed to recapitalize the Bank including among other steps, the infusion of additional capital into SPB from ICII of approximately $15.0 million and a capital infusion of approximately $55.0 million from the issuance of the Bank's common stock in the public markets. Failure of SPB to satisfy the minimum capital requirements set forth in the PCA Notice or the Orders or otherwise obtain a waiver therefrom may result in further actions by the FDIC or DFI including the risk of regulatory takeover. Management's plans in regard to these matters are also described in Notes 4 and 29 to the consolidated financial statements. These factors raise substantial doubt about Imperial Credit Industries, Inc. 's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                          KPMG LLP

Los Angeles, California
March 29, 2002

                       IMPERIAL CREDIT INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                            December 31,
                                                                                       ----------------------
                                                                                          2001        2000
                                                                                       ----------  ----------
                                        ASSETS
                                        ------
Cash.................................................................................. $  117,219  $   30,938
Interest-bearing deposits.............................................................     16,071     183,193
Investment in Federal Home Loan Bank stock............................................      6,070       4,148
Securities held for trading, at market (including securities pledged to creditors with
  the right to sell or re-pledge of $40.1 million and $39.4 million, respectively)....     58,315     164,050
Securities available-for-sale, at market..............................................     62,483      63,684
Loans and leases held-for-sale, net...................................................    126,427     386,469
Loans and leases held for investment, net of unearned income and deferred loan fees...  1,149,099   1,186,119
   Less: allowance for loan and lease losses..........................................    (72,252)    (63,625)
                                                                                       ----------  ----------
Loans and leases held for investment, net.............................................  1,076,847   1,122,494
Real property.........................................................................      4,741      53,198
Retained interest in loan and lease securitizations...................................         --       6,330
Accrued interest receivable...........................................................      8,612      15,744
Premises and equipment, net...........................................................      7,285      10,433
Real estate and other assets owned, net...............................................     12,157       8,778
Goodwill..............................................................................     19,853      32,330
Other assets..........................................................................     22,337      28,158
Net assets of discontinued operations.................................................      4,812      17,630
                                                                                       ----------  ----------
   Total assets....................................................................... $1,543,229  $2,127,577
                                                                                       ==========  ==========
                    LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
                    ----------------------------------------------
Deposits.............................................................................. $1,227,850  $1,632,704
Borrowings from Federal Home Loan Bank................................................     75,000      65,000
Senior secured debt...................................................................     16,200          --
Senior convertible notes..............................................................     10,000          --
Exchange notes........................................................................    166,374          --
Remarketed par securities ("ROPES")...................................................      1,040      42,885
Senior Notes..........................................................................     26,839     176,757
Other borrowings......................................................................     41,120      84,118
Accrued interest payable..............................................................      7,965      18,992
Accrued income taxes payable..........................................................     34,323      20,522
Minority interest in consolidated subsidiaries........................................      1,116       1,116
Goodwill..............................................................................         --      23,797
Other liabilities.....................................................................     13,267      22,244
                                                                                       ----------  ----------
   Total liabilities..................................................................  1,621,094   2,088,135
                                                                                       ----------  ----------
Shareholders' equity:
Preferred stock, 8,000,000 shares authorized; none issued or outstanding..............         --          --
Common stock, no par value. Authorized 80,000,000 shares; 42,180,798 and
  32,096,361 shares issued and outstanding at December 31, 2001 and 2000,
  respectively........................................................................    113,142      97,668
Accumulated deficit...................................................................   (196,487)    (64,889)
Shares held in deferred executive compensation plan...................................      4,655       5,745
Accumulated other comprehensive income--unrealized gain on securities available
  for sale, net.......................................................................        825         918
                                                                                       ----------  ----------
   Total shareholders' (deficit) equity...............................................    (77,865)     39,442
                                                                                       ----------  ----------
   Total liabilities and shareholders' (deficit) equity............................... $1,543,229  $2,127,577
                                                                                       ==========  ==========

         See accompanying notes to consolidated financial statements.

                       IMPERIAL CREDIT INDUSTRIES, INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
                 (Dollars in thousands, except per share data)

                                                                                      Years Ended December 31,
                                                                                   ------------------------------
                                                                                     2001       2000       1999
                                                                                   ---------  ---------  --------
Interest Income:
   Interest on loans and leases................................................... $ 148,567  $ 194,213  $178,229
   Interest on investments........................................................    12,357     28,213    25,841
   Interest on other finance activities...........................................       597      2,399     3,368
                                                                                   ---------  ---------  --------
      Total interest income.......................................................   161,521    224,825   207,438
Interest Expense:
   Interest on deposits...........................................................    87,626    107,779    86,582
   Interest on other borrowings...................................................     4,326      8,364     4,550
   Interest on long term debt.....................................................    20,669     24,070    30,475
                                                                                   ---------  ---------  --------
      Total interest expense......................................................   112,621    140,213   121,607
                                                                                   ---------  ---------  --------
      Net interest income.........................................................    48,900     84,612    85,831
   Provision for loan and lease losses............................................    95,860    180,975    35,340
                                                                                   ---------  ---------  --------
      Net interest (expense) income after provision for loan and lease losses.....   (46,960)   (96,363)   50,491
                                                                                   ---------  ---------  --------
Fee and other income (loss):
   Gain (loss) on sale of loans and leases........................................     2,588       (771)    6,480
   Asset management fees..........................................................     3,050      3,239    10,054
   Investment banking and brokerage fees..........................................        --     21,057    27,198
   Loan servicing income..........................................................     5,001      5,993     6,885
   Gain on sale of securities.....................................................     3,471     12,988    32,742
   Equity in net loss of Franchise Mortgage Acceptance Company....................        --         --       (53)
   Equity in net income of Imperial Capital Group.................................       912        479        --
   Mark-to-market losses on securities and loans held-for-sale, net...............   (27,125)   (12,810)  (28,641)
   Rental income..................................................................     6,174      8,183        --
   Loss on impairment of securities...............................................    (7,206)        --        --
   Other income...................................................................     9,066     12,278    13,894
                                                                                   ---------  ---------  --------
      Total fee and other income (loss)...........................................    (4,069)    50,636    68,559
                                                                                   ---------  ---------  --------
Noninterest expenses:
   Personnel expense..............................................................    32,767     43,679    50,034
   Commission expense.............................................................     1,925      6,418    10,307
   Amortization of servicing rights...............................................       346        528     4,223
   Occupancy expense..............................................................     4,232      5,446     5,658
   Net expenses of other real estate owned........................................     1,473      1,386     1,386
   Legal and professional services................................................     7,132      7,181     8,664
   Lawsuit settlements............................................................       615      6,942       692
   Collection costs...............................................................     6,455      2,283     2,350
   FDIC insurance premiums........................................................     3,048      1,050       870
   Telephone and other communications.............................................     1,312      2,900     3,768
   Amortization of goodwill, net..................................................   (11,033)     1,431    14,506
   Real property expense..........................................................     1,217      2,432        --
   Depreciation expense--real property............................................     1,794      1,760        --
   General and administrative expense.............................................    14,391     19,601    24,142
                                                                                   ---------  ---------  --------
      Noninterest expenses........................................................    65,674    103,037   126,600
   Acquisition costs..............................................................        --      9,397        --
                                                                                   ---------  ---------  --------
      Total expenses..............................................................    65,674    112,434   126,600
                                                                                   ---------  ---------  --------
   Loss from continuing operations before income taxes, minority interest and
    extraordinary item............................................................  (116,703)  (158,161)   (7,550)
   Income taxes...................................................................    14,021      2,356    (3,074)
   Minority interest in income of consolidated subsidiaries.......................       130      1,125     1,474
                                                                                   ---------  ---------  --------
   Loss from continuing operations before extraordinary item......................  (130,854)  (161,642)   (5,950)
   Operating loss from discontinued operations of AMN (net of $0, $4.2 million
    and $557,000 of income taxes in 2001, 2000 and 1999, respectively)............    (3,656)    (5,218)     (899)
                                                                                   ---------  ---------  --------
   Loss before extraordinary item.................................................  (134,510)  (166,860)   (6,849)
   Extraordinary item--gain on early extinguishment of debt, net of income taxes..     2,912      3,534     4,021
                                                                                   ---------  ---------  --------
      Net loss.................................................................... $(131,598) $(163,326) $ (2,828)
                                                                                   ---------  ---------  --------
Other comprehensive (loss) income:
   Unrealized (losses) gains on securities available-for-sale.....................      (197)    (3,147)    7,890
   Reclassification adjustment for losses (gains) included in noninterest income..        38        320    (1,492)
   Income taxes...................................................................       (66)    (1,129)    2,596
                                                                                   ---------  ---------  --------
      Other comprehensive (loss) income...........................................       (93)    (1,698)    3,802
                                                                                   ---------  ---------  --------
      Comprehensive (loss) income................................................. $(131,691) $(165,024) $    974
                                                                                   ---------  ---------  --------

         See accompanying notes to consolidated financial statements.

                       IMPERIAL CREDIT INDUSTRIES, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                   COMPREHENSIVE (LOSS) INCOME--(Continued)
                 (Dollars in thousands, except per share data)

                                                                                  Years Ended December 31,
                                                                                  -----------------------
                                                                                   2001     2000    1999
                                                                                  ------   ------  ------
Basic and diluted loss per share:
   Loss from continuing operations before extraordinary item..................... $(3.52)  $(4.96) $(0.17)
   Loss from discontinued operations, net of income taxes........................  (0.10)   (0.16)  (0.02)
   Extraordinary item--gain on early extinguishment of debt, net of income taxes.   0.08     0.11    0.11
                                                                                  ------   ------  ------
   Net loss per common share..................................................... $(3.54)  $(5.01) $(0.08)
                                                                                  ======   ======  ======



         See accompanying notes to consolidated financial statements.

                       IMPERIAL CREDIT INDUSTRIES, INC.

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY

                                                      Retained   Shares    Accumulated      Total
                                Common                Earnings   Held in      Other     Shareholders'
                                Shares     Common   (Accumulated   DEC    Comprehensive    Equity
                              Outstanding  Stock      Deficit)    Plan    Income (Loss)   (Deficit)
                              ----------- --------  ------------ -------  ------------- -------------
                                                          (In thousands)
Balance, December 31, 1998...   36,786    $129,609   $ 101,265   $ 3,833     $(1,186)     $ 233,521
Exercise of stock options....       95         249          --        --          --            249
Stock held in deferred
  compensation plan..........       --      (3,274)         --     3,274          --             --
Unrealized gain on securities
  available for sale, net....       --          --          --        --       3,802          3,802
Tax benefit from exercise of
  stock options..............       --          96          --        --          --             96
Repurchase and retirement of
  stock and warrants.........   (3,682)    (29,460)         --        --          --        (29,460)
Net loss, 1999...............       --          --      (2,828)       --          --         (2,828)
                                ------    --------   ---------   -------     -------      ---------
Balance, December 31, 1999...   33,199    $ 97,220   $  98,437   $ 7,107     $ 2,616      $ 205,380
Exercise of stock options....       20          43          --        --          --             43
Stock held in deferred
  compensation plan..........       --       1,362          --    (1,362)         --             --
Unrealized loss on securities
  available for sale, net....       --          --          --        --      (1,698)        (1,698)
Tax benefit from exercise of
  stock options..............       --          23          --        --          --             23
Issuance of warrants in legal
  settlement.................       --       3,082          --        --          --          3,082
Repurchase and retirement of
  stock......................   (1,123)     (4,062)         --        --          --         (4,062)
Net loss, 2000...............       --          --    (163,326)       --          --       (163,326)
                                ------    --------   ---------   -------     -------      ---------
Balance, December 31, 2000...   32,096    $ 97,668   $ (64,889)  $ 5,745     $   918      $  39,442
                                ------    --------   ---------   -------     -------      ---------
Stock and warrants issued in
  Debt exchange..............    8,785      12,155          --        --          --         12,155
Stock held in deferred
  compensation plan..........       --       1,090          --    (1,090)         --             --
Other stock issued...........    1,300       1,247          --        --          --          1,247
Stock option activity........       --         982          --        --          --            982
Unrealized loss on securities
  available for sale, net....       --          --          --        --         (93)           (93)
Net loss, 2001...............       --          --    (131,598)       --          --       (131,598)
                                ------    --------   ---------   -------     -------      ---------
Balance, December 31, 2001...   42,181    $113,142   $(196,487)  $ 4,655     $   825      $ (77,865)
                                ======    ========   =========   =======     =======      =========

         See accompanying notes to consolidated financial statements.

                       IMPERIAL CREDIT INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Years Ended December 31,
                                                                         -------------------------------
                                                                           2001       2000       1999
                                                                         ---------  ---------  ---------
                                                                                  (In thousands)
Cash flows from operating activities:
   Loss from continuing operations before extraordinary item............ $(130,854) $(161,642) $  (5,950)
   Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
       Cash used in discontinued operations.............................        --         --     (2,513)
       Provision for loan and lease losses..............................    95,860    180,975     35,340
       Loss on impairment of equity securities..........................     7,206         --         --
       Mark-to-market on securities and loans held-for-sale, net........    27,125     12,810     28,641
       Depreciation.....................................................     6,264      4,749      4,394
       Amortization of goodwill.........................................    (2,351)     1,431     14,506
       Write-off of goodwill, net.......................................    (8,682)        --         --
       Amortization of servicing rights.................................       346        528      4,223
       Accretion of discount............................................    (2,651)    (5,765)    (3,368)
       Loss (gain) on sale of loans and leases..........................    (2,588)       771     (6,480)
       Gain on sale of securities.......................................    (3,471)   (12,988)   (32,742)
       Equity in net loss of FMC........................................        --         --         53
       Equity in net income of ICG......................................      (912)      (479)        --
       Loss on sale of OREO.............................................       133        131        769
       Write-downs on other real estate owned...........................     1,275        943        287
       Provision for deferred income taxes..............................    14,021      3,690     38,408
       Originations of loans held-for-sale..............................  (198,204)  (310,792)  (466,000)
       Sales and collections on loans held-for-sale.....................   302,669    228,002    540,672
       Purchases and sales and collections of real property, net........    46,064     23,404         --
       Purchase of trading securities...................................   (40,105)   (97,387)   (71,997)
       Sales and collections of trading securities......................   108,412     81,951    100,469
       Net change in retained interest..................................       487      4,520         --
       Issuance of warrants.............................................        --      3,082         --
       Other, net.......................................................    16,742      9,816    (27,090)
                                                                         ---------  ---------  ---------
Net cash provided by (used in) operating activities.....................   236,786    (32,250)   151,622
                                                                         ---------  ---------  ---------
Cash flows from investing activities:
   Net decrease (increase) in interest-bearing deposits.................   167,122     65,447   (246,767)
   Purchase of other assets owned.......................................    (5,664)        --         --
   Proceeds from sale of other real estate owned........................     4,490      6,616     10,351
   Purchase of securities available-for-sale............................    (7,009)   (50,000)   (26,757)
   Sales and collections of securities available-for-sale...............    25,790     33,386      4,875
   Net change in loans held for investment..............................    93,658    (64,845)   (27,241)
   Purchases of premises and equipment..................................    (2,361)    (3,298)    (7,767)
   Proceeds from sale of securities.....................................        --     22,495    100,558
   Net cash received in ICCMIC acquisition..............................        --     11,524         --
   (Purchases) redemption of Federal Home Loan Bank stock...............    (1,662)     3,179     (1,983)
   Cash utilized for acquisitions.......................................        --     (2,822)    (8,132)
                                                                         ---------  ---------  ---------
Net cash provided by (used in) investing activities.....................   274,364     21,682   (202,863)
                                                                         ---------  ---------  ---------

                                  (Continued)

                       IMPERIAL CREDIT INDUSTRIES, INC.

                                                                      Years Ended December 31,
                                                                   ------------------------------
                                                                     2001       2000      1999
                                                                   ---------  --------  ---------
                                                                           (In thousands)
Cash flows from financing activities:
   Net (decrease) increase in deposits............................ $(404,854) $ 17,946  $ (99,494)
   Advances from Federal Home Loan Bank...........................   255,000    95,000     30,000
   Repayments of advances from Federal Home Loan Bank.............  (245,000)  (30,000)   (50,000)
   Net decrease in other borrowings...............................   (42,998)  (50,830)   (27,961)
   Proceeds from issuance of mandatorily redeemable cumulative
     preferred stock..............................................        --        --     30,000
   Repurchase and retirement of mandatorily redeemable cumulative
     preferred stock..............................................        --        --    (31,353)
   Repurchase remarketed par securities ("ROPES").................        --   (15,060)    (6,628)
   Repurchase and retirement of common stock and warrants.........        --    (4,062)   (29,460)
   Repurchase of Senior Notes.....................................    (2,157)   (6,498)   (27,453)
   Repurchase of Exchange Notes...................................    (1,060)       --         --
   Issuance of Senior Secured Notes...............................    16,200        --         --
   Net change in minority interest................................        --     1,069       (533)
   Proceeds from exercise of stock options........................        --        43        249
                                                                   ---------  --------  ---------
Net cash (used in) provided by financing activities...............  (424,869)    7,608   (212,633)
                                                                   ---------  --------  ---------
Net change in cash................................................    86,281    (2,960)  (263,874)
Cash at beginning of year.........................................    30,938    33,898    297,772
                                                                   ---------  --------  ---------
Cash at end of year............................................... $ 117,219  $ 30,938  $  33,898
                                                                   =========  ========  =========

         See accompanying notes to consolidated financial statements.

                       IMPERIAL CREDIT INDUSTRIES, INC.

                                                                               Year Ended December 31,
                                                                            -----------------------------
                                                                              2001       2000      1999
                                                                            ---------  --------  --------
                                                                                   (In thousands)
Cash paid (received) during the period for:
   Interest paid (including interest credited)............................. $  96,900  $140,032  $128,217
   Cash (received) paid for income taxes...................................       (27)   (4,123)      817
Significant non-cash activities:
   Loans transferred between held for investment and held-for-sale, net....   151,991    18,524    63,829
   Loans transferred to OREO or repossessed assets.........................     3,966     5,571    11,834
   Retained interest in loan and lease securitizations capitalized.........        --     3,688     4,036
   Change in unrealized gain (loss) on securities available-for-sale.......        93    (1,698)    3,802
   Issuance of warrants....................................................        --     3,082        --
   Reduction of ICG note receivable in non-cash exchange of ROPES..........     1,210        --        --
   Reduction of ICG note receivable in non-cash exchange of exchange
     notes.................................................................     2,944        --        --
   Exchange of loans and securities for exchange notes.....................       999        --        --
   Increase in exchange notes from Debt Exchange...........................   166,374        --        --
   Decrease in ROPES and senior notes from Debt Exchange...................  (187,815)       --        --
   Exchange of securities for secured convertible notes....................    10,000        --        --
   Reclassification of trading securities to securities available-for-sale.    25,999        --        --
   Reduction of debt in exchange for investment banking fees...............     4,000        --        --
   Issuance of stock and warrants in Debt Exchange.........................    12,155        --        --
   Stock option activity...................................................       982        --        --
Purchase of Lewis Horwitz Organization:
   Assets acquired, including goodwill of $5.3 million and $12.0 million
     for 2000 and 1999, respectively.......................................        --     7,676    19,380
   Liabilities assumed.....................................................        --     4,854    11,248
   Cash paid...............................................................        --     2,822     8,132
Deconsolidation of Imperial Capital Group, LLC:
   Decrease in trading securities..........................................        --    11,839        --
   Decrease in goodwill....................................................        --     1,063        --
   Decrease in other assets................................................        --     2,150        --
   Decrease in other liabilities...........................................        --     4,910        --
Purchase of Imperial Credit Commercial Mortgage Investment Corp:
   Assets acquired.........................................................        --    98,274        --
   Net cash received.......................................................        --    11,524        --
   Liabilities assumed, including negative goodwill........................        --   109,798        --

         See accompanying notes to consolidated financial statements.

                       IMPERIAL CREDIT INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 2001, 2000 and 1999

1.  Organization

   Imperial Credit Industries, Inc., is a Torrance, California based industrial bank holding company that was incorporated in 1991 in the State of California. The consolidated financial statements include Imperial Credit Industries, Inc. ("ICII"), and its wholly or majority owned consolidated subsidiaries (collectively, "our company"). Our business activities are conducted primarily through our wholly owned subsidiary Southern Pacific Bank ("SPB"). SPB offers a wide variety of deposit and commercial loan products which are funded primarily by its FDIC insured deposits. We also conduct limited operations through two additional wholly-owned subsidiaries: Imperial Business Credit Inc. ("IBC"), and Imperial Credit Asset Management, Inc. ("ICAM"). All material inter-company balances and transactions with consolidated subsidiaries have been eliminated.

2.  Operating Activities

  General Business Activities

   Our loans and leases by operating segments consist primarily of the following: asset-based and cash stream lending, providing repurchase lines of credit to mortgage lenders, income producing property loans, and independent film and television production loans. We solicit loans and leases from brokers on a wholesale and portfolio basis and originates loans directly with borrowers.

  Coast Business Credit

   Coast Business Credit ("CBC"), a division of SPB, was acquired from Coast Federal Bank in 1995. CBC is our asset-based and cash stream lending division, that makes revolving lines of credit and term loans available to growth companies in manufacturing, distribution, technology, service, telecommunications and retail industries. CBC is headquartered in Los Angeles, California, and conducts its lending operations throughout the United States. At December 31, 2001 CBC had total commitments of $786.4 million and gross outstanding loans of $536.7 million, respectively. At December 31, 2000 CBC had total commitments of $1.4 billion and gross outstanding loans of $752.9 million, respectively.

  Imperial Warehouse Finance, Inc.

   In October 1997, SPB acquired substantially all of the assets of PrinCap Mortgage Warehouse, Inc. and PrinCap Mortgage Backed, L.P. (collectively, "PrinCap"). The acquisition was accounted for as a purchase, and the purchase price of $123.7 million was allocated to the net assets acquired based on their fair value resulting in goodwill of $6.8 million. In 1999, PrinCap changed its name to Imperial Warehouse Finance, Inc. ("IWF"). IWF provides nationwide short-term repurchase lines of credit to Mortgage Lenders ("Sellers"), who are in search of a reliable Warehouse Lender. IWF's repurchase lines of credit provide Sellers with the ability to do same day closings and sell such residential mortgage loans in the secondary market.

   At December 31, 2001 IWF had total commitments and outstanding warehouse lines of $232.3 million and $143.8 million, respectively. At December 31, 2000 IWF had total commitments and outstanding warehouse lines of $154.9 million and $50.6 million, respectively.

  The Lewis Horwitz Organization

   On October 1, 1999, we purchased substantially all of the assets and assumed certain liabilities of The Lewis Horwitz Organization ("LHO") from Imperial Bank. The acquisition was accounted for as a purchase, and the purchase price of $31.5 million was allocated to the net assets acquired based on their fair values resulting in goodwill of $17.3 million.

                       IMPERIAL CREDIT INDUSTRIES, INC.

   LHO lends to independent film and television producers, many of which are located in California. LHO has borrowing clients based all over the world. Independent producers tend to be those producers that do not have major studio distribution outlets for their product. Large film and television studios generally maintain their own distribution outlets and finance their projects with internally generated financing. In addition to funding production loans against a number of distribution contracts, LHO pioneered a valuation methodology of selected unsold rights to provide collateral for a portion of the production budget gap. At December 31, 2001, LHO had total commitments and gross outstanding loans of $191.3 million and $130.5 million, respectively, as compared to $101.4 million and $83.7 million, respectively at December 31, 2000.

  Income Property Lending Division

   The Income Property Lending Division ("IPL") of SPB was formed in February 1994 to expand our apartment and commercial property lending business. At December 31, 2001, it had 4 loan origination offices in California and Florida. At December 31, 2001 and 2000, IPL's gross loans outstanding were $284.0 million and $364.2 million, respectively. For the year ended December 31, 2001 and 2000, IPL funded $198.2 million and $235.9 million of loans, respectively.

  Loan Participation and Investment Group

   The Loan Participation and Investment Group ("LPIG") was formed by SPB in September 1995. LPIG invested in and purchased senior secured debt of other companies (referred to as a "participation") in the secondary market. We stopped originating any new commitments for LPIG in the third quarter of 1999 since we believe that the capital that is currently being deployed at SPB to support LPIG's business could be more profitably used in other core businesses. As such, we anticipate that the current outstanding balance of LPIG's loans will decrease over time as this portfolio runs-off. At December 31, 2001, LPIG had total commitments and gross outstanding loans of $171.2 million and $67.2 million, respectively, as compared to $289.1 million and $123.5 million, respectively at December 31, 2000.

  Imperial Business Credit, Inc.

   Imperial Business Credit, Inc. ("IBC") is located in San Diego, California. The focus of IBC's lease activities had historically been equipment lease financing to small and medium-sized businesses. During the first quarter of 2000, defaults on leases originated through IBC's broker and small-ticket lease programs continued at a high level. It was determined that IBC could not make the returns necessary to continue in business as an originator of new leases and the origination offices were closed or sold.

   IBC is continuing as a lease portfolio servicing entity by servicing its existing portfolio and a portfolio originated by SPB. IBC and SPB are parties to a master servicing agreement that enumerates the responsibilities and obligations of IBC in servicing the leases originated by SPB. In general, SPB originates leases that are funded by SPB and IBC is contracted as the servicer. The servicer duties include: generation of invoices, tax compliance, cash application, accounting, reporting, and collection activity. In exchange for services performed, IBC receives a fee of 0.40% per annum based on the gross receivables of the lease portfolio being serviced for SPB and 1.15% per annum for the leases previously funded through IBC's securitization facility. In addition, IBC is generally entitled to receive all late fees and other miscellaneous fees related to the entire serviced portfolio.

   IBC originated $30.9 million and securitized and sold $43.6 million during the year ended December 31, 2000. IBC did not originate or securitize and sell any leases during the year ended December 31, 2001. At December 31, 2001 and 2000, IBC serviced a total of $122.0 million and $170.8 million of leases, respectively.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  Imperial Credit Lender Services, Inc.

   In July 1998, ICII acquired the assets of Imperial Credit Lender Services, Inc. ("ICLS") formerly Statewide Documentation, Inc., for a purchase price of $5.0 million worth of our common stock. ICLS initially began its operations in 1981. Its primary business is providing loan documentation preparation and loan closing services nationwide. Additionally, ICLS provides national notary and recording services. During 2000, we wrote off $4.1 million of goodwill attributable to ICLS, and in February of 2001, our company disposed of ICLS for its remaining net book value.

  Imperial Credit Asset Management, Inc.

   Imperial Credit Asset Management, Inc. ("ICAM") was formed in April 1998. ICAM manages Pacifica Partners I L.P., Cambria Investment Partnership I, L.P., and Catalina Investment Partnership I, L.P. Pacifica Partners I is a collateralized loan obligation fund which was launched in August 1998. Pacifica Partners I's assets consist of nationally syndicated bank loans and high yield bonds. Cambria is a hedge fund that invests in syndicated bank loans. In the first quarter of 2002, we sold our entire interest in ICAM.

  Imperial Credit Commercial Asset Management Corp. and Imperial Credit Commercial Mortgage Investment Corp.

   In October 1997, Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC") completed its initial public offering and sold approximately 34.5 million shares of common stock at $15.00 per share resulting in net proceeds of approximately $481.2 million. We purchased 2,970,000 shares of ICCMIC common stock in the offering and an additional 100,000 shares in December 1997 for a total of $43.0 million. In 1999, we sold 500,000 shares of ICCMIC common stock at $10.88 per common share, generating net proceeds of $5.4 million, resulting in a gain on sale of securities totaling $562,000. At December 31, 1999, we owned 9.0% of the common stock of ICCMIC. Imperial Credit Commercial Asset Management Corp. ("ICCAMC"), a wholly-owned subsidiary, managed the day to day operations ICCMIC through October 22, 1999, an investment trust which invested primarily in performing multifamily and commercial real estate loans and mortgage-backed securities. For the years ended December 31, 2000 and 1999, ICCAMC earned $5.9 million and $6.3 million, respectively, in gross management fees from ICCMIC. In addition, we received cash dividends of $3.1 million during the year ended December 31, 1999.

   On March 28, 2000, we completed the acquisition of ICCMIC. We paid ICCMIC's stockholders (other than the 2,570,000 shares already owned by ICII) approximately $11.57 per share in cash. The total purchase price paid by our company was approximately $300.1 million. Our basis in shares of ICCMIC common stock owned prior to the merger was $25.1 million. The total cost basis of $325.2 million, combined with other estimated costs of the acquisition of $19.7 million, bring the total purchase price to $344.9 million. In addition to the costs of acquisition, we incurred total severance and incentive costs of approximately $9.4 million. We acquired gross assets at ICCMIC of $443.7 million and assumed liabilities of $69.6 million. The merger was accounted for as a purchase and resulted in the generation of negative goodwill of $29.2 million.

   The negative goodwill generated by the acquisition is not subject to income taxes and increased our tangible book value by $0.74 per share at December 31, 2000. During the course of 2001, substantially all of the assets of ICCMIC were liquidated and as such, our company wrote-off the remaining goodwill. We accreted negative goodwill into income over five years, which was the anticipated life of the assets acquired.

  Imperial Capital Group, LLC

   In 1996, we acquired a 1% interest in Dabney/Resnick/Imperial LLC ("DRI"), an investment banking firm located in Beverly Hills, California and purchased a warrant to acquire an additional 48% ownership. During the fourth quarter of 1997, we formed a new subsidiary, Imperial Capital Group ("ICG"), which includes a registered

                       IMPERIAL CREDIT INDUSTRIES, INC.

broker/dealer and an asset management company offering individual and corporate investors a wide range of financial products and services. During the year ended December 31, 2000 and 1999, ICG raised $337.6 million and $137.3 million for corporate clients through private placement debt and equity offerings generating investment banking and brokerage fees of $30.0 million and $27.2 million, respectively. During the fourth quarter of 2000, we reduced our ownership percentage in ICG from 63.2% to 38.5% through the sale of a part of our equity interest directly to ICG and to certain management members of ICG. We generated gross proceeds from the sale of $2.7 million, and received $885,000 in cash and $1.8 million in the form of a short-term note. In June 2001, we sold our remaining interest in ICG resulting in a $1.9 million gain on sale of securities. Our investment in and income from ICG is accounted for by the equity method of accounting beginning with the quarter ended December 31, 2000.

  Franchise Mortgage Acceptance Company

   On March 11, 1999, Franchise Mortgage Acceptance Company ("FMC") and Bay View Capital Corporation ("Bay View") announced that they had executed a definitive merger agreement providing for the merger of FMC with Bay View. This agreement included selling our 38.3% ownership in FMC to Bay View. In accordance with the terms of the definitive agreement, Bay View acquired all of the common stock of FMC. Each share of FMC common stock was converted into, at the election of the holder, either $9.80 in cash, or .5444 shares of Bay View's common stock. On November 1, 1999, the merger between FMC and Bay View was completed. We received $27.7 million in cash and 4.4 million shares of Bay View common stock from the sale and exchange of our 38.3% interest in FMC. On November 5, 1999, we announced the sale of 4,342,451 shares of our Bay View common stock. As a result of these transactions, we received approximately $86.3 million in total cash proceeds and recorded a gain on sale of $30.1 million.

3.  Summary of Significant Accounting Policies

  Basis of Presentation

   The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the dates of the balance sheets and revenues and expenses for the periods presented. Significant balance sheet items which could be materially affected by such estimates include: the allowance for loan and lease losses, securities held-for-sale or available-for-sale, the deferred taxes and the carrying value of our company's trading securities, securitization related assets and loans held-for-sale. Actual results could differ significantly from management's estimates. Prior years' consolidated financial statements have been reclassified to conform to the 2001 presentation. The deconsolidation of ICG in the fourth quarter of 2000 affects the comparability of financial statements between periods.

  Securities

   We classify securities as trading or available-for-sale. Securities held for trading are reported at fair value with unrealized gains and losses included in operations, and securities available-for-sale are reported at fair value with unrealized gains and losses, net of related income taxes, included as a separate component of shareholders' equity in accumulated other comprehensive income.

   Realized gains and losses on investment securities are included in income and are derived using the specific identification method for determining the cost of securities sold.

                       IMPERIAL CREDIT INDUSTRIES, INC.

   Premiums and discounts are amortized over the life of the securities by use of the interest method. When a decline in value of a security is judged to be other than temporary, it is written down to fair value by a charge to earnings.

  Loans and Leases Held-for-sale

   Loans and leases held-for-sale are carried at the lower of aggregate cost or market, which is based on sale commitments, discounted cash flow analysis or prices for similar products. Loans and leases which are ineligible for sale, generally those 90 days past due, are transferred to loans held for investment at the lower of cost or market on the date of transfer.

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

   A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan or (iii) the fair value of the collateral. If the recorded investment of the loan exceeds the measure of impairment, a valuation allowance is recorded in the amount of the excess. For all loans secured by real estate, we measure impairment by utilizing the fair value of the collateral; for other loans, discounted cash flows are used to measure impairment. Our income recognition policies for impaired loans are consistent with those on non-accrual loans. All loans designated as impaired are either placed on non-accrual status or are designated as restructured. Payments received on impaired loans are applied to the principal outstanding until the loan is returned to accrual status.

   On an ongoing basis, management monitors the loan and lease portfolio and evaluates the adequacy of the allowance for loan and lease losses. In determining the adequacy of the allowance for loan and lease losses, management considers such factors as historical loss experience, underlying collateral values, known problem loans, evaluations made by bank regulatory authorities, assessment of economic conditions and other appropriate data to identify the risks in the loan and lease portfolio. The amount of the allowance for loan and lease losses based on estimates and ultimate losses may vary from current estimates. Loans deemed by management to be uncollectible are charged to the allowance for loan and lease losses. Recoveries on loans previously charged-off are credited to the allowance for loan losses. Provisions for loan and lease losses are charged to expense and credited to the allowance for loan and lease losses in amounts that satisfy regulatory requirements and are deemed appropriate by management based upon its evaluation of the known and inherent risks in the portfolio.

                       IMPERIAL CREDIT INDUSTRIES, INC.

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

  Servicing Assets

   Servicing assets are recorded when we sell or securitize loans or leases and retain the servicing rights. The total cost of the mortgage loans is allocated to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Purchased servicing rights represent the cost of acquiring the rights. Servicing rights are amortized in proportion to, and over the period of estimated future net servicing income.

   We assess the servicing rights portfolio for impairment based on the fair value of those rights with any impairment recognized through a valuation allowance. In order to determine the fair value of the loan servicing assets, we use a valuation model that calculates the present value of future cash flows. Assumptions used in the valuation model include market discount rates, estimated default rates and estimated prepayment speeds. Prepayment speeds and default estimates are based on the actual prepayment and default histories of the underlying loan or lease pool.

  Retained Interest in Loan and Lease Securitizations

   Securitization interests retained by our company as a result of securitization transactions are held as either available-for-sale or trading. We may create retained interests in loan and lease securitizations as a result of the sale of loans and leases into securitization trusts. Loan and lease securitizations have specific credit enhancement requirements in the form of over collateralization which must be met before we receive cash flows due. As the securitized assets generate excess cash flows, they are initially used to pay down the balance of the pass-through certificates until such time as the ratio of securitized assets to pass-through certificates reaches the over collateralization requirement specified in each securitization.

   This over collateralization amount is carried on the balance sheet as retained interest in loan and lease securitizations. After the over collateralization requirement and the other requirements specified in the pooling and servicing agreement have been met, we begin to receive the cash flows from any subordinated bonds or residual interests retained on a monthly basis. Retained interest in loan and lease securitizations is classified as a trading asset. To the extent that the future performance results are less than our initial performance estimates, our retained interest in loan and lease securitizations will be written down through a charge to operations. Accretion of income under the interest method on retained interest in securitizations is included in the caption "Interest on other finance activities" in the accompanying consolidated statements of operations and comprehensive (loss) income. In determining the estimated fair values of the retained interest in loan and lease securitizations, we estimate the cash flows to be received after being released by the respective trust and discounts such cash flows at interest rates determined by management to be rates market participants would use in similar circumstances.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  Loan and Lease Sales and Related Gain or Loss

   Loans and leases are sold through either securitizations with servicing retained by our company or through whole loan sales. Securitizations typically require credit enhancements in the form of cash reserves or over collateralization that are reflected as retained interest in loan and lease securitizations on the consolidated balance sheet. Sales are recognized when the transaction settles, the risks and rewards of ownership are determined to have been passed to the purchaser and consideration, other than beneficial interests in the assets sold, is received.

   Gain is recognized to the extent that the selling prices exceed the carrying value of the loans sold based on the estimated relative fair values of the assets transferred, assets obtained and liabilities incurred. The assets obtained in a sale include, generally, retained interest in loan and lease securitizations, loan servicing assets, and call options. Liabilities incurred in a sale include, generally, recourse obligations, put options, and servicing liabilities. In the securitizations completed to date, we retained call options giving it the right to repurchase loans sold when the outstanding amount of such loans is 1% to 10% or less of the original amount sold, depending on the terms of the related securitization. As these call options are equivalent to a cleanup call, we ascribed no value to them. The securitizations completed to date had no put option features.

  Loan Origination Fees

   Origination fees received on loans held-for-sale, net of direct costs related to the origination of the loans, are deferred until the time of sale and are included in the computation of the gain or loss on the sale of the related loans. Commitment fee income is deferred until each loan is funded and sold, and recorded as a part of the gain on sale of the loan in the same percentage as such loan is to the total commitment. Any remaining deferred commitment fee income is recognized at expiration of the commitment. When exercise of such commitment is deemed remote, the fee is recognized over the remaining commitment period.

   Origination fees on loans held for investment, net of direct costs related to the origination of the loans, are deferred and amortized over the contractual lives of the related loans using the interest method. When a loan is classified as a non-accrual loan, the related net deferred origination fees are no longer accreted to income.

  Premises and Equipment

   Premises and equipment are stated at cost, less accumulated depreciation or amortization. Depreciation on premises and equipment is recorded using the straight-line method over the estimated useful lives of individual assets (3 to 7 years). Leasehold improvements are amortized over the terms of their related leases or the estimated useful lives of improvements whichever is shorter.

  Interest-bearing Deposits

   Interest-bearing deposits consist of time certificates, investment in federal funds and money market accounts. Amounts are carried at cost which approximates market value.

  Real Estate and Other Assets Owned

   Foreclosed real estate and other collateral is transferred from the loan portfolio at the lower of the carrying value of the loan or net fair value of the property or collateral less estimated selling costs and is classified as real estate and other assets owned. The excess carrying value, if any, of the loan over the estimated fair value of the collateral based on appraisal or broker opinion of value less estimated selling costs is charged to the allowance for loan losses. Any subsequent impairments in value are recognized through a valuation allowance. Gains and losses from sales of real estate and other assets owned, provisions for losses, and net operating expenses of real estate and other assets owned are recorded in operations and included in the caption "net expenses of other real estate owned" in the accompanying consolidated statements of operations and comprehensive (loss) income.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  Income Taxes

   We file a combined California franchise tax return and a consolidated Federal income tax return with all of our operating subsidiaries. We account for income taxes using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

   Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Goodwill

   Goodwill is reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the asset. Impairment is measured by discounting operating income of the related entity at an appropriate discount rate. Impairment charges of $9.7 million in 2001 related to net goodwill at CBC and $4.1 million in 2000 related to goodwill at ICLS are classified as amortization of goodwill.

  Debt Issue Costs

   Capitalized debt issue costs are included in Other Assets and are amortized to interest expense over the life of the related debt using the interest method.

  Total Return Swaps

   During 2001, our company participated in two off-balance sheet financing arrangements. The first arrangement was entered into by SPB's LPIG division
(the "LPIG Swap") and the second was entered into by ICII (the "Pacifica Swap").

   Our company's cash collateral held by the counter parties in connection with the LPIG Swap and the Pacifica Swap are classified as trading securities in our consolidated balance sheet in the appropriate periods. Net income or expense on the LPIG Swap and the Pacifica Swap is included in interest income from investments, and the LPIG Swap as well as the Pacifica Swap are carried at their estimated fair values.

  Equity Investments

   Equity investments are carried under the equity method of accounting. Accordingly, we record as a part of our earnings our ownership percentage of the equity investee's net income. Dividends received from such subsidiaries, if any, are credited to the investment balance and not recorded as earnings.

   We record gains from the sale of stock in subsidiaries carried under the equity method based on the difference between our equity ownership after the sale and such equity ownership prior to the sale, using our respective ownership percentages. Deferred income tax liabilities on such gains are accrued at the time such gains are recognized.

                       IMPERIAL CREDIT INDUSTRIES, INC.

   During the third quarter of 1999, we determined that we did not have the ability to exercise significant influence over FMC, and therefore, we changed to the cost method of accounting for this investment.

  Stock Based Compensation

   As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", we account for stock based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We provide the pro forma and plan disclosures as set forth in SFAS 123.

  Comprehensive Income

   Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Comprehensive income generally includes net income, foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on investments in certain debt and equity investments (i.e., securities available-for-sale).

  Loss Per Share

   Loss per share for 2001, 2000 and 1999 was calculated using the weighted average number of shares outstanding for the respective year end periods. The following table reconciles the number of shares used in the computations of basic and diluted loss per share for the years ended December 31:

                                                           2001       2000       1999
                                                        ---------- ---------- ----------
Weighted-average common shares outstanding during the
 year used to compute basic and diluted loss per share. 37,141,813 32,573,119 34,517,165

  Recent Accounting Pronouncements

   Business Combinations and Goodwill

   In June 2001, the FASB issued SFAS No. 141, Business Combinations (SFAS
141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

   Our company was required to adopt SFAS 141 immediately and SFAS 142 on January 1, 2002. At January 1, 2002, we had no unamortized core deposit intangible assets and we had unamortized goodwill in the amount of $19.9 million which will be subject to the transition provisions of SFAS 142. Amortization expense (benefit) related to goodwill was ($11.0) million and $1.4 million for the years ended December 31, 2001 and 2000, respectively. At this time, we are uncertain what effect the adoption of SFAS 142 will have on the carrying value of goodwill or what charges, if any, will be required to be recognized in a cumulative effect of a change in accounting principle.

   Asset Retirement Obligations

   In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the

                       IMPERIAL CREDIT INDUSTRIES, INC.

asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. We have determined that the impact of the adoption of SFAS 143 is immaterial.

   Accounting for the Impairment or Disposal of Long-Lived Assets

   In August 2001, FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that statement. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of the fiscal year. We do not expect the implementation of SFAS 144 to have a material impact on our consolidated financial statements.

4.  Bank Regulatory Matters

   SPB is subject to federal and state regulation and periodic examinations by the California Department of Financial Institutions ("DFI") and the Federal Deposit Insurance Corporation ("FDIC"). SPB's ability to pay dividends is subject to prior approval of the FDIC and the DFI, as more fully explained below.

  California Regulations

   SPB is subject to the general limitations on the payment of dividends applicable to corporations under the California Corporations Code. The California Financial Code authorizes the Commissioner of the DFI to set capital requirements for industrial banks. Failure to meet minimum capital requirements of the DFI can lead to certain restrictions similar to those described below, including imposition of a receivership or conservatorship.

  FDIC Regulations

   SPB also is subject to capital requirements set by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by the FDIC that, if undertaken, could have a direct material effect on our consolidated financial statements. Under risk-based capital adequacy guidelines and the regulatory framework for prompt corrective action, SPB must meet specific capital guidelines that involve quantitative measures of SPB's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. SPB's capital amounts and classifications are also subject to qualitative judgments by the FDIC with respect to components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require SPB to maintain minimum amounts and ratios, set forth in the table below, of total risk-based capital, risk-based tier-1 capital to risk-weighted assets and risk-based tier-1 capital to average assets.

   The prompt corrective action regulations of the FDIC define specific capital categories based on a bank's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Banks such as SPB categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with the primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on SPB either by its primary regulator or by the FDIC, including requirements to raise additional capital, sell assets, or sell the entire bank. Once a bank becomes "critically undercapitalized" it must generally be placed in receivership or conservatorship within 90 days.

                       IMPERIAL CREDIT INDUSTRIES, INC.

   To be considered "adequately capitalized," a bank must generally have a leverage ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, and a total risk-based capital ratio of at least 8%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less. At December 31, 2001, SPB was "undercapitalized" according to the FDIC's regulatory framework. The following table sets forth the capital categories and SPB's ratios at December 31, 2001:

                                                Risk-based         Risk-based            FDIC
                                                 Capital         Tier I Capital        Leverage
Capital Category                                  Ratio              Ratio              Ratio
----------------                            ------------------  -----------------  -----------------
Well capitalized........................... (greater or =) 10 % (greater or =) 6 % (greater or =) 5 %
Adequately capitalized.....................  (greater or =) 8 % (greater or =) 4 % (greater or =) 4 %
Undercapitalized...........................     (less than) 8 %    (less than) 4 %    (less than) 4 %
Significantly undercapitalized.............     (less than) 6 %    (less than) 3 %    (less than) 3 %
                                            ------------------  -----------------  -----------------
Southern Pacific Bank, at December 31, 2001               6.38%              3.53%              3.05%
                                            ==================  =================  =================

   SPB's actual capital amounts and ratios are summarized as follows:

                                          At December 31, 2001
                              --------------------------------------------
                                              Adequately
                                             Capitalized   Well Capitalized
                                 Actual      requirement     requirement
                              ------------  -------------  ---------------
                              Amount  Ratio  Amount  Ratio  Amount   Ratio
                              ------- ----- -------- ----- --------  -----
                                         (Dollars in thousands)
    Risk-based Capital....... $82,532 6.38% $103,512 8.00% $129,390  10.00%
    Risk-based Tier 1 Capital $45,706 3.53% $ 51,756 4.00% $ 77,634   6.00%
    FDIC Leverage Ratio...... $45,706 3.05% $ 59,892 4.00% $ 74,865   5.00%

                                           At December 31, 2000
                              ---------------------------------------------
                                               Adequately
                                              Capitalized   Well Capitalized
                                  Actual      requirement     requirement
                              -------------  -------------  ---------------
                               Amount  Ratio  Amount  Ratio  Amount   Ratio
                              -------- ----- -------- ----- --------  -----
    Risk-based Capital....... $121,833 6.59% $149,474 8.00% $186,842  10.00%
    Risk-based Tier 1 Capital $ 65,497 3.54% $ 74,737 4.00% $112,105   6.00%
    FDIC Leverage Ratio...... $ 65,497 3.46% $ 75,802 4.00% $ 94,752   5.00%

  Regulatory Actions

   In December 2000, SPB consented to the issuance by the FDIC of an order (the "FDIC Order") to cease and desist from what the FDIC alleges to be certain unsafe and unsound practices relating to SPB's operations. SPB also has consented to the DFI's similar, though not identical, order (the "DFI Order" and together with the FDIC Order, the "Orders"). SPB has not admitted or denied the claimed basis of the FDIC or DFI for the Orders, but intends to comply fully with their respective requirements.

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

  . Under the FDIC Order, SPB was required to increase its equity capital by $19 million on or before March 31, 2001, and by an additional $20 million in stages through December 31, 2001. SPB was also required to attain a total risk based capital ratio of 10.50% and a Tier 1 capital ratio of 8.00% by March 31, 2001 and must increase those ratios, in stages through December 31, 2001, to 12.00% and 9.00%, respectively. Under the DFI Order, SPB was required by March 31, 2001 to increase its adjusted tangible shareholders' equity by $29 million and by an additional $15 million by June 30, 2001. Also, by March 31, 2001, SPB was required to attain an adjusted tangible shareholders' equity of at least 7.00% of its adjusted tangible total assets, and must increase this ratio by 0.50% each quarter to 8.50% at December 31, 2001. SPB was not in compliance with these requirements at any time during 2001. The DFI Order also limits the maximum amount of SPB's deferred tax assets that may be included in the adjusted tangible shareholders' equity calculation to the lesser of (x) the amount of deferred tax assets that are dependent upon future taxable income expected to be realized within one year or (y) 10% of adjusted tangible shareholders' equity existing before any disallowed deferred tax assets.

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

  . Within 10 days of the effective dates of the Orders, SPB had to eliminate all assets that were classified as "Loss" and one-half of the assets that were classified "Doubtful" at March 31, 2000, or at June 26, 2000 under the FDIC Order, and reduce by March 31, 2001 its assets that were classified as "Substandard" or "Doubtful", at June 26, 2000, to not more than $90 million. All assets classified "Loss" and portions of other assets are written-off when deemed uncollectible by management. Additionally, all assets classified as "Loss" and the loss portions of our "Doubtful" assets were written-off prior to December 31, 2000 SPB also had to reduce by June 30, 2001 and September 30, 2001 its assets that were classified "Substandard" or "Doubtful", at June 26, 2000, to not more than $70,000,000 and $50,000,000, respectively. At December 31 2001, SPB was compliant with these requirements of the Orders.

  . Under the FDIC Order, SPB may not extend additional credit to any borrower that has a loan or other credit from SPB that has been charged off or classified "Loss" or "Doubtful", in whole or part, and is uncollected. With certain exceptions, SPB is restricted from extending additional credit to any borrower with a loan or other credit that has been charged off or classified "Substandard", in whole or part, and is uncollected.

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

   In August 2001, ICII and SPB revised their capital plan and submitted it to the FDIC and the DFI. Such capital plan was not formally approved or disapproved by the FDIC or the DFI. Because SPB ended the year 2001 in an undercapitalized status, the FDIC notified SPB to file a capital restoration plan that would show how SPB will become at least adequately capitalized and to submit such plan by March 1, 2002. Effective as of February 27, 2002, ICII entered into a written agreement (the "Performance Guarantee") with the FDIC whereby it unconditionally and irrevocably guaranteed SPB's performance of its capital restoration plan. See "Capital Restoration Plan" below.

   SPB and ICII already have taken a number of actions that were intended to enable SPB to comply with the requirements of the Orders. However, these actions did not succeed in enabling SPB to comply with all requirements of the Orders at December 31, 2001, and SPB's ability to comply in 2002 may be subject to events outside the control of SPB and ICII, such as capital market trends, investor sentiment, and general economic conditions. The actions undertaken include:

  . During 2001, ICII exchanged $22.0 million of SPB's subordinated debt and made $34.3 million in capital contributions to SPB. During the first quarter of 2002, ICII converted the remaining $20.0 million of its investment in SPB's subordinated debt to Tier 1 capital.

  . On March 1, 2002, ICII and SPB submitted a capital plan intended to achieve the FDIC and DFI capital requirements by making additional capital contributions to SPB, raising additional capital at SPB directly, selling certain non-core assets of SPB and ICII, reducing the assets of SPB, and exchanging additional Bank subordinated debt held by ICII for Tier 1 capital. Part of this capital plan includes the exchange offer described in Note 17 of Notes to Consolidated Financial Statements.

  . SPB has made changes in its management to address the requirements of the Orders and contemplates further changes as required. These changes included: (i) the resignation of several Bank executive officers, including its president and chief executive officer, chief credit officer, risk management department head, and the executive management of CBC, (ii) the recruitment of a new chairman, president and chief executive officer of SPB and (iii) the addition of various new personnel to positions with SPB, including an experienced chief credit officer, who has a major commercial banking background, and a head of the Risk Management Department of SPB, who was an FDIC examiner, and other appointments of personnel to handle credit administration and risk management functions. Also, CBC has been more fully integrated into SPB's management reporting structure and several individual managers within CBC have been assigned increased responsibility.

  . SPB has adopted and implemented new policies and procedures in its lending, credit administration and lending review areas.

  . SPB has developed detailed business plans which address marketing, asset diversification, credit administration, management oversight, non-accrual and classified assets and operating efficiencies among other items.

  Potential Regulatory Actions

   During January 2002, ICII converted the remaining $20.0 million of its investment in SPB's subordinated debt to Tier 1 capital. However, the losses sustained at SPB, partially offset by ICII's capital infusions and conversions, were insufficient to restore SPB's capital requirements to amounts above the "adequately capitalized" minimums of 4% and 8%, respectively, as defined by banking regulations. Management believes that it has responded to all of the directives addressed in the Orders other than meeting the required capital levels, by the recent additions of new credit and risk management personnel, the implementation of new credit policies and loan review procedures, and the partial recapitalization of SPB. The FDIC and the DFI have various remedies available, including enforcement actions and sanctions. Among other sanctions, if SPB were to become critically undercapitalized, or is determined to have other serious regulatory or supervisory problems, the FDIC and/or the DFI could place the Bank in conservatorship or receivership. The Bank did not meet any of the required target capital ratios required by the Orders during 2001. At this time, the financial impact, if any, of regulatory actions that may result from the failure of the Bank to meet minimum capital requirements of the Orders cannot be determined. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Capital Restoration Plan

   On February 1, 2002, as a result of SPB being undercapitalized at December 31, 2001, SPB's Board of Directors received a Prompt Corrective Action notification letter from the FDIC which, among other things, required SPB to file a written capital restoration plan (the "Capital Plan") with the regional office of the FDIC by March 1, 2002.

   On March 1, 2002, SPB submitted a Capital Plan that included a three-pronged approach to restoring SPB to a well-capitalized condition; including infusing additional capital into SPB, restoring SPB to profitability, and reducing the risk inherent in SPB's balance sheet. SPB Management and the Board are focusing their efforts on raising additional capital for SPB by June 30, 2002. There can be no assurance that the Capital Plan will be approved by the FDIC or DFI in the form submitted or that the necessary additional capital for SPB can be raised by June 30, 2002.

   1. Tier 1 equity raise

   SPB has engaged Friedman Billings Ramsey & Co. ("FBR") as its financial advisor and lead underwriter to raise capital for SPB. On February 27, 2002, SPB's Board approved the FBR capital-raising proposal. Under the FBR proposal, FBR will raise a net $55 million through the issuance of SPB's common stock to new investors. The capital raise is scheduled to be completed in the second quarter of 2002. In addition to the capital raise, ICII plans to infuse approximately $15 million into SPB during 2002. Additional capital above the proposed net $55 million capital raise or further asset reductions may be necessary to achieve required capital ratios depending on future results of operations.

   2. Restore SPB to profitability

   The Capital Plan includes the implementation of the business plan that continues to reduce balance sheet risk and related loan losses, significantly reduces operating expenses, and seeks to restore SPB to profitability in the second quarter of 2002.

   3. Reduce SPB's balance sheet assets

   The Capital Plan includes a continued reduction of SPB's assets including sales of non-performing assets, IPL loans, non-core assets and the run-off of other portfolios through the second quarter of 2002, prior to receiving the net proceeds from the capital raise.

   There can be no assurance that SPB will be able to raise sufficient capital to comply with the Capital Plan as contemplated or that SPB will thereafter be able to meet either the interim or final capital targets specified by the Orders. The ability of SPB to comply with the Capital Plan is subject to substantial uncertainty, including the uncertainty regarding satisfaction of the many conditions to consummation of the transactions contemplated

                       IMPERIAL CREDIT INDUSTRIES, INC.

therein. If SPB is unable to remain in compliance with its Capital Plan, its regulators could severely restrict the operations of SPB, or impose additional sanctions, including the appointment of a conservator or receiver.

  ICII Guarantee

   The Prompt Corrective Action notification also required ICII to provide SPB with a performance guarantee. In compliance with the Prompt Corrective Action notification, on February 27, 2002, ICII's Board approved a Performance Guarantee on behalf of SPB, for the benefit of the FDIC. ICII guarantees the performance of SPB under the terms of the Capital Plan, and should SPB fail to meet the terms of its Capital Plan, ICII will pay the sum demanded to SPB or as directed by the FDIC; provided, that the aggregate liability of ICII under the guarantee shall be the lesser of an amount equal to five percent (5%) of SPB's total assets at December 31, 2001 or the amount which is necessary or would have been necessary to restore the relevant capital measures of SPB to the levels required to be classified as "adequately" capitalized, as those capital measures and levels are defined at the time that SPB initially fails to comply with its approved Capital Plan. ICII's Board of Directors continues to explore alternative proposals for raising Tier 1 capital for SPB and has recognized a group of Exchange Note holders as an ad hoc committee that is actively seeking alternative resolutions for SPB. At December 31, 2001, an additional approximately $21.0 million would have to be contributed or invested in SPB to meet the requirements for being adequately capitalized and approximately $72.7 million would have had to be contributed or invested in SPB to meet the capital ratio target specified by the Orders as of that date. As of December 31, 2001, ICII had total assets of $199.7 million (including cash and cash equivalents of $12.5 million and total investments in SPB of $70.7 million), total liabilities of $277.6 million, and a total shareholders' deficit of $77.9 million, and is limited in its ability to support SPB.

5.  Investment in FHLB Stock

   As a member of the FHLB system, SPB is required to maintain an investment in the capital stock of the FHLB in an amount at least equal to the greater of either 1% of residential mortgage assets or 5% of outstanding borrowings (advances). FHLB stock and loans are pledged to secure FHLB advances. SPB was in compliance with this requirement with an investment in FHLB stock at December 31, 2001 and 2000 of $6.1 million and $4.1 million, respectively. FHLB stock is recorded at historical cost.

6.  Trading Securities

   The following table provides a summary of trading securities at December 31, 2001 and 2000:

                                                               2001     2000
                                                              ------- --------
                                                               (In thousands)
 U.S. Treasury Securities.................................... $40,105 $ 39,438
 Interest-only securities....................................   2,159   10,019
 Subordinate bonds (1).......................................      --   20,973
 Investment in total return swap--Pacifica Partners I LP (2).  16,051   59,129
 Collateral for total return swap--syndicated loans (3)......      --   33,667
 Other.......................................................      --      824
                                                              ------- --------
                                                              $58,315 $164,050
                                                              ======= ========

--------
(1) $6.0 million transferred to securities available-for-sale during the quarter ended September 30, 2001.
(2) $20.0 million transferred to securities available-for-sale during the quarter ended September 30, 2001.
(3) Terminated during the quarter ended December 31, 2001.

                       IMPERIAL CREDIT INDUSTRIES, INC.

   Gross unrealized gains and (losses) on trading securities included in income were $2.0 million and ($26.8) million; $3.8 million and ($12.9) million; and $14.6 and ($1.9) million for the years ended December 31, 2001, 2000 and 1999 respectively. The gross unrealized losses for 2001 primarily related to a $14.0 million decline in the value of our company's investment in the total return swap of the junior subordinated bond of the Pacifica Partners I CLO. Our company recorded write-downs of retained interests of $3.0 million, $1.8 million, and $15.0 million during the years ended December 31, 2001, 2000, and 1999, respectively.

   During the year ended December 31, 1999, we entered into the LPIG Swap for investment purposes with various investment bank counter parties, the provisions of which entitled SPB to receive the total return on various nationally syndicated bank loans and required SPB to make a floating payment of one month LIBOR plus a spread. During the fourth quarter ended December 31, 2001, our company terminated the LPIG Swap, incurring a $1.4 million early termination fee. The LPIG Swap was an off-balance sheet instrument and was managed by SPB's LPIG division. At December 31, 2000, the LPIG Swap had a total notional amount of syndicated bank loans of $65.2 million, under which we were obligated to pay one month LIBOR plus a weighted average spread of 0.88%. The weighted average remaining life of these contracts was 51.2 months at December 31, 2000. For the years ended December 31, 2001 and 2000, we recognized $777,000 and $2.7 million in interest income on the LPIG Swap and $2.7 million and $3.8 million in net mark-to-market losses and termination fees, respectively.

   As a part of the Pacifica collateralized loan obligation fund created in August 1998, we purchased subordinate bonds with a notional amount of approximately $51.3 million and delivered these bonds into a total return swap (the "Pacifica Swap") with the Canadian Imperial Bank of Commerce ("CIBC"). During 2001, the $20.0 million notional portion of the Pacifica Swap related to the Sr. Subordinated bond of the CLO expired and we acquired the Sr. Subordinated bond at par. There were no termination fees or other charges due at the termination of the portion of the Pacifica Swap related to the Sr. Subordinated bond of the CLO. We recorded an impairment charge of $6.0 million on the Sr. Subordinated bond during the fourth quarter of 2001 due to an increase in the market interest spread on similar securities as well as increased defaults and a deterioration of credit quality in the CLO's loan and bond portfolio. At December 31, 2001, the Sr. Subordinated bond totaled $14.0 million and was reclassified from trading securities to securities available-for-sale. The remaining $31.3 million notional portion of the Pacifica Swap related to the Jr. Subordinated bond of the CLO has an expiration date of September 15, 2003, and remained outstanding during all of 2001. The provisions of the Pacifica Swap entitle our company to receive the total return on the subordinate bonds and required our company to make a floating payment of LIBOR plus a weighted average spread of 0.75% beginning in October 2000, and 1.36% from August 1998 to September 2000. We have delivered cash to CIBC as collateral for our obligation under the Pacifica Swap. We recorded a reduction in the carrying value of our investment in the Pacifica Swap of $14.0 million in the fourth quarter of 2001 to reflect our estimate of the fair value of the Pacifica Swap. This charge was based on our estimate of the future cash flows to be receive by us during the term of the Pacifica Swap, including an estimate of losses incurred in the CLO through the settlement of the Pacifica Swap. These estimates are inherently difficult as a limited market for these products exists and no recent trade of similar securities have taken place. At December 31, 2001 and 2000 the carrying value of our investment in the Pacifica Swap totaled $16.0 million and $59.1 million, respectively, and was classified as trading securities on our consolidated balance sheet.

   Since all of our outstanding derivatives are classified as Trading Securities and carried at fair value, the impact of adopting FAS 133 was not material to our company.

                       IMPERIAL CREDIT INDUSTRIES, INC.

7.  Securities Available-for-Sale

   The following table provides a summary of securities available-for-sale with a comparison of amortized cost and fair values at December 31, 2001 and 2000:

                                                           Gross      Gross
                                               Amortized Unrealized Unrealized  Fair
              December 31, 2001                  Cost      Gains      Losses    Value
              -----------------                --------- ---------- ---------- -------
                                                           (In thousands)
U.S. Government and Federal Agency obligations  $36,828    $  279      $--     $37,107
Cambria Investment Partnership................    1,418       496       --       1,914
Pacifica Partners I senior subordinated bond..   14,000        --       --      14,000
Other.........................................    8,950       512       --       9,462
                                                -------    ------      ---     -------
                                                $61,196    $1,287      $--     $62,483
                                                =======    ======      ===     =======

                                                               Gross      Gross
                                                   Amortized Unrealized Unrealized  Fair
                December 31, 2000                    Cost      Gains      Losses    Value
                -----------------                  --------- ---------- ---------- -------
                                                               (In thousands)
U.S. Government and Federal Agency obligations....  $53,983    $    5     $(202)   $53,786
Cambria Investment Partnership leveraged bank debt    5,507       862        --      6,369
Other.............................................    2,677       852        --      3,529
                                                    -------    ------     -----    -------
                                                    $62,167    $1,719     $(202)   $63,684
                                                    =======    ======     =====    =======

   Gross realized gains and (losses) on the sale of available-for-sale securities were $342,000 and ($12,000), $507,000 and ($827,000) and $100,000
and ($1.6) million for the years ended December 31, 2001, 2000 and 1999, respectively. In addition to the realized gains and losses during 2001, we recognized an impairment charge of $6.0 million on the Pacifica Partners I senior subordinated bond due to an other than temporary decline in market value.

8.  Loans and Leases Held-for-sale

   Loans and leases held-for-sale, at the lower of cost or market, consisted of the following at December 31, 2001 and 2000:

                                                 2001     2000
                                               -------- --------
                                                (In thousands)
                Loans secured by real estate:
                   One-to-four family......... $    950 $  5,184
                   Multifamily and commercial.  123,677  376,116
                                               -------- --------
                                                124,627  381,300
                Installment loans.............    1,800    5,169
                                               -------- --------
                                               $126,427 $386,469
                                               ======== ========

   During the year ended December 31, 2001, we transferred a net $152.0 million of loans classified as held-for-sale to held for investment based upon management's determination that these loans would not be sold. At December 31, 2001 and 2000, loans held-for-sale were net of a $511,000 and $512,000 lower of cost or market valuation allowance, respectively. Non-accrual loans are presented in the table above at the lower of cost or market value.

                       IMPERIAL CREDIT INDUSTRIES, INC.

9.  Loans and Leases Held for Investment, net

   Loans and leases held for investment consisted of the following at December 31, 2001 and 2000:

                                                      2001        2000
                                                   ----------  ----------
                                                       (In thousands)
      Loans secured by real estate:
         One-to-four family....................... $   19,698  $   72,502
         Multifamily (IPL)........................    182,781      42,695
         Commercial (IPL).........................     25,276      14,025
                                                   ----------  ----------
                                                      227,755     129,222
      Commercial loans:
      Coast Business Credit.......................    536,652     752,883
      Mortgage repurchase or warehouse lines (IWF)    143,792      50,639
      Entertainment loans (LHO)...................    130,499      83,688
      Loan Participation and Investment Group.....     67,171     123,471
      Leases......................................     36,242      10,431
      Franchise loans.............................      4,930       8,797
      Other commercial loans......................      6,541      18,223
                                                   ----------  ----------
                                                      925,827   1,048,132
      Consumer loans:
      Installment loans...........................        365       1,197
      Auto loans..................................        337       2,283
                                                   ----------  ----------
                                                          702       3,480
      Gross loans.................................  1,154,284   1,180,834
      Loans in process............................      3,046      11,860
      Unamortized premiums........................        860       1,341
      Deferred loan fees..........................     (9,091)     (7,916)
                                                   ----------  ----------
                                                    1,149,099   1,186,119
      Allowance for loan and lease losses.........    (72,252)    (63,625)
                                                   ----------  ----------
         Total.................................... $1,076,847  $1,122,494
                                                   ==========  ==========

   Certain mortgage loans aggregating $151.7 million and $172.9 million at December 31, 2001 and 2000, respectively, are collateral for FHLB advances.

   Our loans and leases held for investment are primarily comprised of first and second lien mortgages secured by residential and income producing real property in California, leases secured by equipment, Asset-based and cash stream loans to middle market companies mainly in California, participations in nationally syndicated commercial loans in addition to entertainment loans. As a result, the loan portfolio has a high concentration in the same geographic region. Although we have a diversified portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economy of California. Our film and television production loans may carry inherent currency risks to the degree that underlying distribution contracts are denominated in foreign currency. We may enter into foreign currency hedge contracts to minimize these risks. At December 31, 2001 and 2000,, we did not have any loans secured by distribution rights denominated in a foreign currency.

                       IMPERIAL CREDIT INDUSTRIES, INC.

   Activity in the allowance for loan and lease losses was as follows:

                                                                      For the Years Ended December 31,
                                                                      -------------------------------
                                                                        2001         2000      1999
                                                                      --------    ---------  --------
                                                                           (Dollars in thousands)
Beginning balance at January 1....................................... $ 63,625    $  31,841  $ 24,880
Provision for loan and lease losses..................................   95,860      180,975    35,340
Business acquisitions................................................       --          534     1,846
                                                                      --------    ---------  --------
                                                                       159,485      213,350    62,066
                                                                      --------    ---------  --------

Loans and Leases charged-off--Core Business Lines:
Multifamily and commercial loans (IPL)...............................     (596)        (353)     (857)
Coast Business Credit................................................  (79,800)     (89,732)  (17,530)
Mortgage repurchase or warehouse lines (IWF).........................   (4,882)     (17,050)   (1,625)
Entertainment loans (LHO)............................................       --       (1,939)       --
                                                                      --------    ---------  --------
                                                                       (85,278)    (109,074)  (20,012)
                                                                      --------    ---------  --------

Loans charged-off--Non-Core Business:
Loan Participation and Investment Group..............................   (8,616)     (32,267)   (3,882)
Franchise loans......................................................       --       (3,106)       --
One-to-four family residential.......................................     (263)      (5,560)   (2,960)
Consumer loans.......................................................     (355)        (580)   (2,611)
Commercial and industrial loans......................................   (2,725)        (810)       --
Leases...............................................................      (60)        (399)   (2,217)
Autolend.............................................................       --         (950)       --
                                                                      --------    ---------  --------
                                                                       (12,019)     (43,672)  (11,670)
                                                                      --------    ---------  --------
Total Charge-offs....................................................  (97,297)    (152,746)  (31,682)
                                                                      --------    ---------  --------

Recoveries on loans and leases previously charged-off--Core Business:
Multifamily and commercial loans (IPL)...............................       --          115        55
Coast Business Credit................................................    7,700          831       163
Mortgage warehouse lines (IWF).......................................      592          639        --
                                                                      --------    ---------  --------
                                                                         8,292        1,585       218
                                                                      --------    ---------  --------
Net charge-offs--Core Business Lines.................................  (76,986)    (107,489)  (19,794)
                                                                      --------    ---------  --------

                       IMPERIAL CREDIT INDUSTRIES, INC.

                                                               For the Years Ended December 31,
                                                               -------------------------------
                                                                 2001         2000      1999
                                                               --------    ---------  --------
                                                                    (Dollars in thousands)
Recoveries on loans previously charged-off--Non-Core Business:
Loan Participation and Investment Group.......................      662           16        --
Franchise loans...............................................      533           35        --
One-to-four family residential................................        9           98         3
Consumer......................................................      288        1,065       150
Commercial and industrial loans...............................        1           --        --
Leases........................................................      279          222     1,086
                                                               --------    ---------  --------
                                                                  1,772        1,436     1,239
                                                               --------    ---------  --------
Total recoveries..............................................   10,064        3,021     1,457
                                                               --------    ---------  --------
Net charge-offs--Non-core business lines......................  (10,247)     (42,236)  (10,431)
                                                               --------    ---------  --------
Total net charge-offs.........................................  (87,233)    (149,725)  (30,225)
                                                               --------    ---------  --------
Balance at December 31........................................   72,252       63,625    31,841
Allowance for loan and lease losses at AMN at December 31.....      166           --        30
                                                               --------    ---------  --------
                                                               $ 72,418    $  63,625  $ 31,871
                                                               ========    =========  ========

   At December 31, 2001, 2000 and 1999, non-accrual and impaired loans totaled $115.0 million, $78.5 million, and $59.4 million, respectively. Interest income foregone on non-accrual loans was $6.5 million, $9.0 million, and $4.4 million, for the years ended December 31, 2001, 2000 and 1999, respectively.

   At December 31, 2001 and 2000, impaired loans and the related allowance for loan and lease losses were as follows:

                                             2001                           2000
                                ------------------------------ ------------------------------
                                            Specific                       Specific
                                 Recorded  Allowance  Carrying  Recorded  Allowance  Carrying
                                Investment for Losses  Value   Investment for Losses  Value
                                ---------- ----------  -----   ---------- ----------  -----
                                                       (In thousands)
Continuing operations..........  $114,964   $(24,488) $90,476   $77,813    $(30,169) $47,644
Discontinued operations of AMN.        --         --       --       716          --      716
                                 --------   --------  -------   -------    --------  -------
   Total impaired loans........  $114,964   $(24,488) $90,476   $78,529    $(30,169) $48,360
                                 ========   ========  =======   =======    ========  =======

   Impaired loans averaged $82.9 million, $87.4 million and $57.5 million during 2001, 2000 and 1999, respectively. Interest income recognized on impaired loans was $281,000, $0 and $0 during 2001, 2000 and 1999, respectively.

10.  Premises and Equipment, net

   Premises and equipment consisted of the following at December 31, 2001 and 2000:

                                                        2001      2000
                                                        ----      ----
                                                        (In thousands)
      Premises and equipment......................... $ 12,450  $ 16,202
      Buildings and leasehold improvements...........    5,358     5,296
                                                      --------  --------
                                                        17,808    21,498
      Less accumulated depreciation and amortization.  (10,523)  (11,065)
                                                      --------  --------
                                                      $  7,285  $ 10,433
                                                      ========  ========

                       IMPERIAL CREDIT INDUSTRIES, INC.

11.  Discontinued Operations

  Auto Marketing Network ("AMN")

   During 2001, AMN incurred losses of $3.7 million primarily as a result of legal expenses and mark-to-market adjustments on securities. For 2000, AMN incurred losses of $5.2 million primarily as a result of valuation reserves for income taxes, legal expenses and mark-to-market adjustments on securities.

   The net assets of AMN's discontinued operations were as follows:

                                                   At December 31,
                                                   ---------------
                                                    2001    2000
                                                   ------  -------
                                                   (In thousands)
             Loans held-for-sale.................. $  218  $ 2,310
             Retained interests in securitizations  4,192   14,002
             Other net assets.....................    402    1,318
                                                   ------  -------
                                                   $4,812  $17,630
                                                   ======  =======

   Total non-accrual AMN loans were $0 and $716,000 at December 31, 2001 and 2000, respectively.

12.  Business Segments

   Business segment financial information is reported on the basis that is used internally by management in making decisions related to resource allocation and segment performance. Our reportable segments are operated and managed as strategic business units and are organized based on products and services. Business units operated at different locations are aggregated for reporting purposes when their products and services are similar. Our operations are divided into eleven business segments as follows:

 1.   Coast Business Credit              6.  Loan Participation and Investment Group
 2.   Imperial Warehouse Finance, Inc.   7.  Imperial Business Credit, Inc.
 3.   The Lewis Horwitz Organization     8.  Asset Management Activities
 4.   Income Property Lending Division   9.  De-emphasized/Discontinued/Exited Businesses
 5.   Other Core Operations

  For a description of our business segments, see Note 2. "Operating
Activities."

                       IMPERIAL CREDIT INDUSTRIES, INC.

    The following represents the operating results and selected financial data by major business segments for 2001, 2000 and 1999:

                                                                             At or for the Year Ended December 31, 2001
                                                        -------------------------------------------------------------------
                                                                                              Loan
                                              Imperial                Income              Participation Imperial
                                     Coast    Warehouse  The Lewis   Property    Other         and      Business   Asset
                                    Business  Finance,    Horwitz    Lending      Core     Investment   Credit,  Management
                                     Credit     Inc.    Organization Division  Operations     Group       Inc.   Activities
                                    --------  --------- ------------ --------  ---------- ------------- -------- ----------
Total loans, net................... $485,197  $146,782    $125,338   $290,379   $ 51,430     $58,033    $   690    $   63
Total assets.......................  564,189   176,070     173,996    328,982    227,691      65,229     17,740       109
Total deposits.....................  494,064   157,906     132,611    299,107     23,040      55,224         --        --
Interest income....................   74,885    10,740      12,813     36,087      6,832       8,345      1,467         4
Interest expense...................   38,283     9,382       6,996     23,056     22,793       6,819        104        --
Provision for loan and lease losses   79,724     2,224       2,121      1,394      3,599       5,704       (222)       --
External revenue...................  (38,643)     (342)      3,785     14,504    (22,027)     (7,167)       781     3,051
Inter-company revenue..............       --        --          --         --        516          --        235        --
Inter-company expense..............       --        --          --         --         --          --         --       125
Mark-to-market on securities
 and loans held-for-sale, net......   (1,027)     (321)       (271)      (599)    (5,121)     (2,859)    (5,686)       --
Equity in net income of ICG........       --        --          --         --         --          --         --        --
Total revenue......................  (38,643)     (342)      3,785     14,504    (21,512)     (7,167)     1,016     2,926
Depreciation.......................    1,909       629         167        720      1,842          71        121        28
Amortization of goodwill...........   10,850       453       1,174         --         --          --         --        --
Amortization of servicing rights...       --        --          --         --         --          --        346        --
Income taxes.......................       --        --          --         --     14,021          --         --        --
Net income (loss) from
 continuing operations............. $(76,175) $ (6,143)   $ (2,289)  $  5,174   $(49,822)    $(8,403)   $(4,321)   $  427




                                     De-emphasized/
                                      Discontinued/
                                    Exited Businesses Eliminations Consolidated
                                    ----------------- ------------ ------------
Total loans, net...................     $ 65,362       $ (20,000)   $1,203,274
Total assets.......................      103,246        (114,023)    1,543,229
Total deposits.....................       65,898              --     1,227,850
Interest income....................       13,732          (3,384)      161,521
Interest expense...................        8,686          (3,498)      112,621
Provision for loan and lease losses        1,316              --        95,860
External revenue...................       (4,933)            (38)      (51,029)
Inter-company revenue..............           --              --           751
Inter-company expense..............          626              --           751
Mark-to-market on securities
 and loans held-for-sale, net......      (11,241)             --       (27,125)
Equity in net income of ICG........        1,064            (152)          912
Total revenue......................       (5,558)            (38)      (51,029)
Depreciation.......................          139              --         5,626
Amortization of goodwill...........      (23,510)             --       (11,033)
Amortization of servicing rights...           --              --           346
Income taxes.......................           --              --        14,021
Net income (loss) from
 continuing operations.............     $ 10,736       $     (38)   $ (130,854)

                                      123

                       IMPERIAL CREDIT INDUSTRIES, INC.

                                                                         At or for the Year Ended December 31, 2000
                                                                         ------------------------------------------
                                                                             Loan
                             Imperial                Income              Participation Imperial            Imperial
                    Coast    Warehouse  The Lewis   Property    Other         and      Business   Asset    Capital
                   Business  Finance,    Horwitz    Lending      Core     Investment   Credit,  Management  Group,   Equity
                    Credit     Inc.    Organization Division  Operations     Group       Inc.   Activities   LLC    Interests
                   --------  --------- ------------ --------  ---------- ------------- -------- ---------- -------- ---------
                                                                                     (In thousands)
Total loans, net.. $707,488  $ 61,935    $ 81,284   $374,423   $ 60,540    $112,197    $    89   $    30   $    --    $  --
Total assets......  851,337    92,480     128,233    440,893    322,540     169,092     29,954       477        --       --
Total deposits....  743,666    85,602      94,515    386,339      7,789     158,428         --        --        --       --
Interest income...  113,937     6,105      11,843     37,639     13,578      18,589      2,819         1        85       --
Interest expense..   53,619     5,306       6,736     25,524     24,543      13,011        512        --       424       --
Provision for loan
 and lease losses.  113,533    18,920         558      2,209        263      39,291         80        --        --       --
External revenue..  (43,515)  (17,878)      4,705     12,406     (1,221)    (40,293)     3,865     3,243    20,927      479
Inter-company
 revenue..........       --        --          --         --        343          --         20        --        --       --
Inter-company
 expense..........       --        --          --         --         --          --         --       235        --       --
Mark-to-market
 on securities
 and loans held-
 for-sale, net....     (801)      (70)        (92)      (422)    (1,771)     (3,960)    (5,037)       --        --       --
Equity in net
 income of ICG....       --        --          --         --         --          --         --        --        --      479
Total revenue.....  (43,515)  (17,878)      4,705     12,406       (877)    (40,293)     3,885     3,008    20,927      479
Depreciation......    2,111       445         135        493        709         112        199       479       251       --
Amortization of
 goodwill.........    1,113       453         924         --         --          --         --        --        71       --
Amortization of
 servicing rights.       --        --          --         --         --          --        528        --        --       --
Income taxes......      745    (4,586)        645      2,480     11,787      (6,824)     1,517    (2,510)       --     (399)
Net income (loss)
 from continuing
 operations....... $(72,094) $(17,706)   $    104   $  1,582   $(27,248)   $(35,070)   $(5,727)  $(6,994)  $ 2,775    $ 878


                        De-
                    emphasized/
                   Discontinued/
                      Exited
                    Businesses   Eliminations Consolidated
                   ------------- ------------ ------------

Total loans, net..   $152,977     $ (42,000)   $1,508,963
Total assets......    265,147      (172,576)    2,127,577
Total deposits....    156,365            --     1,632,704
Interest income...     26,538        (6,309)      224,825
Interest expense..     16,847        (6,309)      140,213
Provision for loan
 and lease losses.      6,121            --       180,975
External revenue..     11,555            --       (45,727)
Inter-company
 revenue..........         --            --           363
Inter-company
 expense..........        128            --           363
Mark-to-market
 on securities
 and loans held-
 for-sale, net....       (657)           --       (12,810)
Equity in net
 income of ICG....         --            --           479
Total revenue.....     11,426            --       (45,727)
Depreciation......        511            --         5,445
Amortization of
 goodwill.........     (1,130)           --         1,431
Amortization of
 servicing rights.         --            --           528
Income taxes......       (499)           --         2,356
Net income (loss)
 from continuing
 operations.......   $ (1,139)    $  (1,003)   $ (161,642)

                       IMPERIAL CREDIT INDUSTRIES, INC.

                                                                     At or for the Year Ended December 31, 1999
                 ---------------------------------------------------------------------------------------------------------
                                                                         Loan
                          Imperial                Income             Participation Imperial             Imperial
                  Coast   Warehouse  The Lewis   Property   Other         and      Business    Asset    Capital
                 Business Finance,    Horwitz    Lending     Core     Investment   Credit,   Management  Group,    Equit
                  Credit    Inc.    Organization Division Operations     Group       Inc.    Activities   LLC    Interests
                 -------- --------- ------------ -------- ---------- ------------- --------  ---------- -------- ---------
                                                                                   (In thousands)
Total loans, net $726,066 $ 78,396    $13,034    $252,492  $ 49,778    $211,292    $ 12,649   $    --   $    --   $    --
Total assets....  876,219  105,680     36,103     299,842   568,370     272,444      28,440      (832)   14,245        --
Total deposits..  767,242   93,255     15,881     273,449   (11,341)    238,025          --        --        --        --
Interest income.   92,318   11,976      2,278      22,625    19,837      22,547       4,162         7       (82)       --
Interest expense   38,308    7,883      1,286      13,419    30,829      14,188       1,814        --       437        --
Provision
 (recovery) for
 loan and lease
 losses.........   24,724    1,190        351         142        --       6,982        (350)       --        --        --
External revenue   37,479    4,421        768      12,026     2,866       3,409       1,322    10,011    26,729    30,038
Inter-company
 revenue........       --       --         --          --       288          --          --        --        --        --
Inter-company
 expense........       --       --         --          --        --          --       1,284       262        --        --
Mark-to-market
 on securities
 and loans
 held-for-sale..      189       43         --          62    11,016         268     (11,901)      (38)       --        --
Equity in net
 loss of FMC....       --       --         --          --        --          --          --        --        --       (53)
Total revenue...   37,479    4,421        768      12,026     3,155       3,409          37     9,748    26,729    30,038
Depreciation....    1,579       84          7         304       595          80         263       300       452        --
Amortization of
 goodwill.......    1,113      453        200          --        --          --      12,279        --        87        --
Amortization of
 servicing
 rights.........       --       --         --          --        --          --         259        --        --        --
Income taxes....    5,289      718          3       1,326    (1,661)        815      (8,858)       (2)      628    12,015
Net income
 (loss) from
 continuing
 operations..... $  7,933 $  1,078    $     4    $  1,990  $ (3,874)   $  1,222    $(13,286)  $    (3)  $   942   $18,023



                 De-emphasized/
                 Discontinued/
                     Exited
                   Businesses   Eliminations Consolidated
                 -------------- ------------ ------------

Total loans, net    $227,768     $ (49,006)   $1,522,469
Total assets....     320,209      (319,105)    2,201,615
Total deposits..     238,247            --     1,614,758
Interest income.      39,068        (7,298)      207,438
Interest expense      18,215        (4,772)      121,607
Provision
 (recovery) for
 loan and lease
 losses.........       2,301            --        35,340
External revenue      (7,492)       (2,527)      119,050
Inter-company
 revenue........       1,258            --         1,546
Inter-company
 expense........          --            --         1,546
Mark-to-market
 on securities
 and loans
 held-for-sale..     (28,280)           --       (28,641)
Equity in net
 loss of FMC....          --            --           (53)
Total revenue...      (6,233)       (2,527)      119,050
Depreciation....         730            --         4,394
Amortization of
 goodwill.......         374            --        14,506
Amortization of
 servicing
 rights.........       3,964            --         4,223
Income taxes....     (12,336)       (1,011)       (3,074)
Net income
 (loss) from
 continuing
 operations.....    $(18,457)    $  (1,522)   $   (5,950)

                       IMPERIAL CREDIT INDUSTRIES, INC.

13.  Deposits

   SPB's customer deposit account balances are summarized as follows:

                                                            At December 31,
                                       --------------------------------------------------------
                                                   2001                         2000
                                       ---------------------------  ---------------------------
                                                           Weighted                     Weighted
                                                    % of   Average               % of   Average
                                        Balance   Deposits   Rate    Balance   Deposits   Rate
                                       ---------- -------- -------- ---------- -------- --------
                                                        (Dollars in thousands)
Savings accounts...................... $   44,071    3.5%    2.57%  $   56,150    3.4%    4.94%
Money market accounts.................     46,593    3.8     2.80       25,020    1.5     5.74
Time certificates less than $100,000..    796,647   64.0     4.56    1,147,201   70.0     6.66
Time certificates $100,000 and greater    356,763   28.7     4.42      409,712   25.1     6.79
                                       ----------  -----     ----   ----------  -----     ----
   Time certificates..................  1,153,410   92.7     4.52    1,556,913   95.1     6.68
                                       ----------  -----     ----   ----------  -----     ----
   Total.............................. $1,244,074  100.0%    4.39%  $1,638,083  100.0%    6.62%
                                       ==========  =====     ====   ==========  =====     ====

   Deposit balances at ICII and other subsidiaries totaled $16.2 million and $5.4 million at December 31, 2001 and 2000, respectively. Interest expense associated with certificates of deposit of $100,000 and over was approximately $23.8 million, $28.1 million, and $18.2 million, for the years ended December 31, 2001, 2000 and 1999, respectively.

   The following table sets forth the dollar amounts of time deposits at December 31, 2001 maturing in the periods indicated:

                                          Over Three      Over Six
                           Three Months Months through Months through   More than
                             or Less      Six Months   Twelve Months  Twelve months   Total
                           ------------ -------------- -------------- ------------- ----------
                                                     (In thousands)
Contractual interest rate:
0.000%-3.0%...............   $ 41,956      $ 62,971       $ 36,565      $    382    $  141,874
3.001%-4.0%...............     37,574        76,263        155,708        27,574       297,119
4.001%-5.0%...............     53,188       120,429        126,967        36,536       337,120
5.001%-6.0%...............     94,180        54,096          4,654         3,352       156,282
Over 6.001%...............     99,326        23,416         62,860        35,413       221,015
                             --------      --------       --------      --------    ----------
   Total..................   $326,224      $337,175       $386,754      $103,257    $1,153,410
                             ========      ========       ========      ========    ==========

14.  Borrowings from Federal Home Loan Bank

   FHLB borrowings are summarized as follows:

                                        At December 31,  At December 31,
                                              2001             2000
                                        ---------------- ----------------
                                        Weighted         Weighted
                                        average          average
                                          rate   Amount    rate   Amount
                                        -------- ------- -------- -------
                                             (Dollars in thousands)
      Maturing in 3 months or less.....    -- %  $    --   6.73%  $65,000
      Maturing over 3 through 6 months.   2.00    25,000     --        --
      Maturing over 6 through 12 months   2.11    50,000     --        --
                                          ----   -------   ----   -------
                                          2.07%  $75,000   6.73%  $65,000
                                          ====   =======   ====   =======

                       IMPERIAL CREDIT INDUSTRIES, INC.

   SPB is approved as a member of the Federal Home Loan Bank ("FHLB") to borrow up to a maximum of 10% of the assets of SPB. These borrowings must be fully collateralized by qualifying mortgage loans, securities, and the investment in stock of the FHLB, and may be in the form of overnight funds or term borrowings up to one year at SPB's option. The FHLB advances are secured by collateral with a carrying value of $188.5 million and $172.9 million at December 31, 2001 and 2000, respectively. At December 31, 2001, SPB had additional borrowings available from FHLB in the amount of $65.1 million.

   Interest expense on borrowings from the FHLB was $2.2 million, $1.5 million, and $631,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

15.  Other Borrowings

   Other borrowings primarily consist of repurchase facilities and mortgage loans to fund our lending activities and real property. At December 31, 2001, approximately $39.9 million in securities were pledged as collateral for the borrowings from ABS SOS-Plus Partners, Limited. Other borrowings consist of the following at December 31, 2001 and 2000:

                                  Interest
        December 31, 2001           Rate   Commitment Outstanding     Index       Expiration Date
        -----------------         -------- ---------- ----------- -------------- -----------------
                                                       (Dollars in thousands)
ABS SOS-Plus Partners, Ltd.
  (Corona Film Finance Fund).....   2.00%   $39,900     $39,900     Fixed rate    January 3, 2002
Other notes payable (ICII).......   8.00         --       1,220     Fixed rate         None
                                            -------     -------
                                            $39,900     $41,120
                                            =======     =======

                                  Interest
        December 31, 2000           Rate   Commitment Outstanding     Index       Expiration Date
        -----------------         -------- ---------- ----------- -------------- -----------------
                                                       (Dollars in thousands)
Lehman Brothers (Corona Film
  Finance Fund)..................   6.60%   $39,044     $39,044     Fixed rate    January 5, 2001
Imperial Bank (ICII).............  10.00     10,000      10,000   Prime plus 100   June 18, 2001
Cap Mark Services (ICCMIC).......   8.50     10,508      10,508     Fixed rate   December 11, 2027
Orix Real Estate Capital (ICCMIC)   7.37     23,346      23,346     Fixed rate    January 2, 2013
Other notes payable (ICII).......   8.00         --       1,220     Fixed rate         None
                                            -------     -------
                                            $82,898     $84,118
                                            =======     =======

   Interest expense on other borrowings was $2.3 million, $6.9 million, and $4.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

16.  Remarketed Par Securities ("ROPES")

   During the second quarter of 1997, Imperial Credit Capital Trust I ("ICCTI"), a wholly-owned subsidiary of our organized for the sole purpose of issuing trust securities, issued $70.0 million of 10.25% Remarketed Par Securities ("ROPES") due June 14, 2002 at par. The ROPES are secured by resettable rate debentures which are general unsecured obligations of ICII, and can be redeemed at par upon their maturity or remarketed as 30 year capital instruments at our option. Under current tax law, the interest payments on these securities are tax-deductible. The proceeds from the offering were used for capital contributions to subsidiaries, strategic acquisitions, investments and general corporate purposes. During 2001, we repurchased and extinguished $1.8 million of ROPES debt resulting in an extraordinary gain of $618,000, net of income taxes. During 2000, we

                       IMPERIAL CREDIT INDUSTRIES, INC.

repurchased and extinguished $18.9 million of ROPES debt resulting in an extraordinary gain of $2.4 million, net of income taxes. See Note 17, Other Debt for a discussion of the exchange of ROPES for Exchange Notes. At December 31, 2001 and 2000, we had outstanding ROPES of $1.0 million and $42.9 million, respectively. Interest expense on the ROPES was $2.3 million, $5.3 million and $7.4 million for the years ended December 31, 2001, 2000 and 1999.

17.  Other Debt

   ICII completed an exchange offer for its outstanding senior notes (the "Debt Exchange"). At the close of the Debt Exchange on June 28, 2001, $39,995,000 of the total outstanding $41,035,000 of ROPES, due in June 2002, $144,352,000 of the total outstanding $165,939,000 of 9.875% Series B Senior Notes due January 2007 and $3,468,000 of the total outstanding $10,932,000 of 9.75% Senior Notes due January 2004, were validly tendered. The Debt Exchange reduced the principal balance of our senior debt by a total of $60,323,000. As part of the Debt Exchange, on June 28, 2001 we issued 8,784,437 shares of common stock and 6,105,544 warrants to acquire shares of common stock at an exercise price of $2.15 per share. Additionally, ICII issued $10.0 million of secured convertible notes. The convertible notes are convertible into common stock of our company at $1.25 per share. A majority of the proceeds of the convertible note issuance were invested as additional capital into SPB. See Note 29, Subsequent Events for further information on the secured convertible notes.

   As a result of the significant discount the notes tendered in the exchange offer, we accounted for the Debt Exchange in accordance with Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("Statement No. 15"). Under Statement No. 15, we recorded the fair value of equity issued and established a total liability relating to the notes issued in the Debt Exchange (the "Exchange Notes") equal to the aggregate principal amount of the Exchange Notes plus all interest payable over the term of the Exchange Notes less the discount on the exchange offer, while the carrying values of the notes tendered in the exchange have been removed. As such, we established a total liability related to Exchange Notes of $171.1 million representing the principal balance of the Exchange Notes of $127.5 million, plus accrued interest over the life of the Exchange Notes of $61.1 million, and less a discount on the Debt Exchange of $17.5 million. Under SFAS 15, we will not record interest expense in future periods for the cash interest required to be paid to the Exchange Note holders. All future cash interest payments on the Exchange Notes will reduce the $61.1 million accrued liability referred to above. We will recognize interest expense related to the amortization of the discount on the Debt Exchange of approximately $4.3 million annually.

   During 2001, we extinguished $4.7 million of Exchange Notes and $2.2 million of Senior Notes resulting in an extraordinary gain of $2.3 million, net of income taxes.The extraordinary gain is net of $2.2 million in costs associated with the Exchange Notes transaction.

   The detail of debt is as follows:

                                                                        At           At
                                                                   December 31, December 31,
                                                                       2001         2000
                                                                   ------------ ------------
                                                                        (In thousands)
Face amount of 10.25% remarketed par securities ("ROPES") due June
  2002............................................................   $  1,040     $ 42,885
Face amount of 12% Senior Secured Notes due April 2002............     16,200           --
Face amount of 12% Secured Convertible Notes due July 2005........     10,000           --
Face amount of 12% Exchange Notes due June 2005...................    122,749           --
Face amount of 9 3/4% Senior Notes due January 2004...............      7,419       10,932
Face amount of 9  7/8% Senior Notes due January 2007..............     19,475      165,939
                                                                     --------     --------
   Total face amount outstanding..................................    176,883      219,756
                                                                     --------     --------
Accrued interest on Exchange Notes due June 2005..................     58,838           --
Discount on Exchange Notes due June 2005..........................    (15,213)          --
Discount on 9 3/4% Senior Notes due January 2004..................        (55)        (114)
                                                                     --------     --------
   Total debt outstanding.........................................   $220,453     $219,642
                                                                     ========     ========

                       IMPERIAL CREDIT INDUSTRIES, INC.

   Interest is payable on June 15 and December 15 on the remarketed par securities, monthly on the Senior Secured Notes, January 30, and July 30 on the Exchange Notes and the Secured Convertible Notes, and July 15 and January 15 on the Senior Notes. See Note 29, Subsequent Events for further information on the Senior Secured Notes and the Secured Convertible Notes.

18.  The ICCMIC Acquisition

   On March 28, 2000, we completed the acquisition of ICCMIC. We paid ICCMIC's stockholders (other than ICII) approximately $11.57 per share in cash. The total purchase price paid by our company was approximately $300.1 million. Our basis in shares of ICCMIC common stock owned prior to the merger was $25.1 million. The total cost basis of $325.2 million, combined with other estimated costs of the acquisition of $19.7 million bring the total purchase price to $344.9 million. In addition to the costs of acquisition, incurred total severance and incentive costs of $9.4 million. The merger was accounted for as a purchase and resulted in the generation of negative goodwill of $29.2 million. During 2001, all of ICCMIC's business ceased, its employees were terminated, and substantially all of the assets of ICCMIC were liquidated. As such, we wrote-off ICCMIC's remaining negative goodwill. Prior to the write-off, we accreted negative goodwill into income over a five-year term, which was the anticipated life of the assets acquired.

   The following table reflects the activity in ICCMIC goodwill for the years ended December 31, 2001 and 2000:

                                                2001      2000
                                              --------  --------
                                                (In thousands)
              Beginning negative goodwill.... $ 23,797  $ 40,143
              Purchase accounting adjustments       --   (10,910)
              Accretion......................   (5,378)   (5,436)
              Write-off of goodwill..........  (18,419)       --
                                              --------  --------
                 Ending negative goodwill.... $     --  $ 23,797
                                              ========  ========

19.  Preferred and Common Stock

   We have authorized 8,000,000 shares of Preferred Stock. The Board has the authority to issue the preferred stock in one or more series, and to fix the designations, rights, preferences, privileges, qualifications and restrictions, including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preferences and sinking fund terms, any or all of which may be greater than the rights of the common stock.

   We have undertaken the repurchase of our common stock under several authorized share repurchase programs. During 2000 and 1999 we repurchased 1,122,300 and 3,682,536 shares of common stock at an average cost per share of $3.62 and $8.00, respectively. There were no shares repurchased during 2001. All of our repurchases effected under our stock repurchase programs were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934.

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

   On October 12, 1998, we distributed preferred share purchase rights as a dividend to its shareholders of record at the rate of one right for each outstanding share of its common stock. The rights are attached to our common stock and will only be exercisable and trade separately if a person or group acquires or announces the intent to acquire 15% or more of our company's common stock (25% or more for any person or group currently holding 15% or more of our company's common stock). Each right will entitle shareholders to buy one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $40.

   If we are acquired in a merger or other transaction after a person has acquired 15 percent or more of our company's outstanding common stock (25% or more for any person or group currently holding 15% or more of our company's common stock), each right will entitle the shareholder to purchase, at the right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price. The acquiring person would not be entitled to exercise these rights. In addition, if a person or group acquires 15% or more of our company's common stock, each right will entitle the shareholder (other than the acquiring person) to purchase, at the right's then-current exercise price, a number of shares of our company's common stock having a market value of twice such price. Following the acquisition by a person of 15% or more of our company's common stock and before an acquisition of 50 percent or more of our company's common stock, our company's board of directors may exchange the rights (other than the rights owned by such person) at an exchange ratio of one share of common stock per right. Before a person or group acquires beneficial ownership of 15 percent (or 25% as applicable) or more of our company's common stock, the rights are redeemable for $.0001 per right at the option of our company's board of directors. The rights will expire on October 2, 2008 unless redeemed prior to that date. Our board is also authorized to reduce the ownership thresholds referred to above to not less than 10%. The rights are intended to enable all of our company's shareholders to realize the long-term value of their investment in our company.

20.  Income Taxes

   Income taxes (tax benefit) are included in the accompanying consolidated statements of operations and comprehensive income as follows:

                                        Year Ended December 31,
                                        ----------------------
                                         2001    2000   1999
                                        ------- ------ -------
                                            (In thousands)
                Income taxes from:
                Continuing operations.. $14,021 $2,356 $(3,074)
                Discontinued operations      --  4,159    (557)
                Extraordinary item.....      --  2,356   3,446
                                        ------- ------ -------
                   Total............... $14,021 $8,871 $  (185)
                                        ======= ====== =======

   Our income taxes from continuing operations for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                             Year Ended December 31,
                                                          ----------------------------
                                                            2001      2000      1999
                                                          --------  --------  --------
                                                                 (In thousands)
Current:
   Federal............................................... $  2,590  $   (165) $(32,162)
   State.................................................    1,446       (39)  (11,868)
                                                          --------  --------  --------
      Total current taxes................................    4,036      (204)  (44,030)
                                                          --------  --------  --------
Deferred:
   Federal...............................................  (55,434)  (44,197)   27,979
   State.................................................   (7,919)  (15,405)   10,429
   Change in valuation allowance ........................   73,338    63,292        --
                                                          --------  --------  --------
      Total deferred taxes...............................    9,985     3,690    38,408
                                                          --------  --------  --------
Taxes credited/charged to shareholders' (deficit) equity.       --    (1,130)    2,548
                                                          --------  --------  --------
Taxes on income from continuing operations............... $ 14,021  $  2,356  $ (3,074)
                                                          ========  ========  ========

                       IMPERIAL CREDIT INDUSTRIES, INC.

   We had current income taxes payable from continuing operations of approximately $4.5 million at December 31, 2001, and current income taxes payable of $0.7 million at December 31, 2000.

   We had federal net operating loss carryforwards of $22.5 million that expire in 2019, $99.4 million that expire in 2020, and $59.1 million that expire in 2021.

   Due to recurring losses, management established a deferred tax asset valuation allowance of $136.6 million,. The recognition of a net deferred tax asset is dependent upon a "more likely than not" expectation of the realization of the deferred tax asset, based upon the analysis of the available evidence. A valuation allowance is required to sufficiently reduce the deferred tax asset to the amount that is expected to be realized through future realization of profits on a "more likely than not" basis. The analysis of available evidence is performed each quarter utilizing the "more likely than not" criteria to determine the amount, if any, of the deferred tax asset to be realized. Adjustments to the valuation allowance are made accordingly. There can be no assurance that we will recognize additional portions of the deferred tax asset in future periods of that additional valuation allowances may not be recorded in the future periods.

   Deferred income taxes arise from differences in the timing of recognition of income and expense for tax and financial reporting purposes. The following table shows the primary components of our net deferred tax liability at December 31, 2001 and 2000.

                                                                    2001       2000
                                                                    ----       ----
                                                                     (In thousands)
Deferred tax assets:
   REMIC Income.................................................. $   5,907  $  4,348
   Allowances for loan and lease losses..........................    29,844    24,076
   Mark-to-market on securities and loans held-for-sale, net.....     5,362     1,753
   Leases........................................................     3,454     1,205
   Executive stock options.......................................       419       419
   Unrealized loss on securities available-for-sale..............     1,526       653
   Deferred compensation.........................................     1,803     2,122
   Other.........................................................     3,198       446
   NOL carry forward.............................................    74,804    52,020
   Other debt restructuring......................................    21,039        --
                                                                  ---------  --------
       Total deferred tax assets before valuation allowance......   147,356    87,042
   Valuation allowance...........................................  (136,630)  (63,292)
                                                                  ---------  --------
       Total.....................................................    10,726    23,750
                                                                  ---------  --------
Deferred tax liabilities:
   Sales/investments in equity securities........................   (36,987)  (38,277)
   Servicing rights..............................................      (627)     (627)
   Deferred loan fees............................................    (1,390)   (1,390)
   State taxes...................................................    (1,055)     (789)
   Basis difference in fixed assets..............................      (478)      (96)
   Other.........................................................        --    (2,398)
                                                                  ---------  --------
       Total.....................................................   (40,537)  (43,577)
                                                                  ---------  --------
Net deferred tax liability....................................... $ (29,811) $(19,827)
                                                                  =========  ========

                       IMPERIAL CREDIT INDUSTRIES, INC.

   A reconciliation of the statutory Federal corporate income tax rate of 35% to the effective income tax rate on income or loss from continuing operations is as follows:

                                                              Year Ended December 31,
                                                              ----------------------
                                                               2001    2000    1999
                                                              -----    -----   -----
Statutory U.S. federal income tax rate.......................  35.0 %  35.0 %  35.0 %
Increase (reduction) in rate resulting from:
   State income taxes, net of Federal benefit................    5.0     5.0     5.0
   Preferred stock dividends classified as interest expense..     --      --    (6.8)
   Deferred tax asset valuation allowance....................  (62.8)  (40.3)     --
   Negative goodwill.........................................    6.7      --      --
   Other, net................................................    4.1    (1.2)    0.9
                                                              -----    -----   -----
Effective income tax rate....................................  (12.0)%  (1.5)% 34.1 %
                                                              =====    =====   =====

   The Internal Revenue Service is currently auditing our federal income tax returns for 1996 through 1999 and the California Franchise Tax Board is auditing our California tax returns for 1995 and 1996. We believe that we have recorded sufficient reserves for accounting purposes to cover any proposed deficiencies that may occur. The California auditors have proposed to include with our income that of two of our former affiliates, which would increase our total tax by approximately $2 million, of which approximately $1.5 million is expected to be assessed to one of such former affiliates. We intend to protest our portion of any such assessment.

21.  Employee Benefit Plans

  Profit Sharing and 401(k) Plan

   Under our 401(k) plan, employees may elect to enroll on the first of any month, provided that they have been employed for at least six months. Employees may contribute up to 14% of their salaries. We will match 50% of the first 4% of employee contributions. We recorded 401(k) matching expense of $254,000, $284,000, and $334,000, for the years ended December 31, 2001, 2000 and 1999, respectively.

   Any additional contributions by our company will be made at our discretion. Should a discretionary contribution be made, the contribution would first be allocated to those employees deferring salaries in excess of 4%. The matching contribution would be 50% of any deferral in excess of 4% up to a maximum deferral of 8%.

   Should discretionary contribution funds remain following the allocation outlined above, any remaining matching funds would be allocated as a 50% match of employee contributions on the first 4% of the employee's deferrals. No discretionary contributions were charged to operations for the years ended December 31, 2001, 2000 and 1999. Matching contributions are made at December 31st each year.

  1992 Stock Option Plan

   A total of 2,292,632 shares of our common stock have been reserved for issuance under our 1992 Incentive Stock Option and Nonstatutory Stock Option Plan (the "1992 Stock Option Plan"), which expires by its own terms in 2002. A total of 295,366 and 525,366 stock options were outstanding at December 31, 2001 and 2000, respectively.

   The 1992 Stock Option Plan provides for the grant of incentive stock options ("ISO's") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified stock options ("NQSOs") to employees, officers, directors and consultants of our company. ISO's may be granted only to employees. The Board of Directors administers the 1992 Stock Option Plan or a committee appointed by the

                       IMPERIAL CREDIT INDUSTRIES, INC.

Board, which determines the terms of options granted, including the exercise price, the number of shares subject to the option, and the option's exercisability. The exercise price of all options granted under the 1992 Stock Option Plan must be at least equal to the fair market value of such shares on the date of grant. The maximum term of options granted under the 1992 Stock Option Plan is 10 years. With respect to any participant who owns stock representing more than 10% of the voting rights of our company's outstanding capital stock, the exercise price of any option must be at least equal to 110% of the fair market value on the date of grant.

  1996 Stock Option Plan

   A total of 3,000,000 shares of our common stock has been reserved for issuance under our 1996 Stock Option, Deferred Stock and Restricted Stock Plan (the "1996 Stock Option Plan") which provides for the grant of ISOs that meet the requirements of Section 422 of the Code, NQSOs and awards consisting of deferred stock, restricted stock, stock appreciation rights and limited stock appreciation rights ("Awards"). The 1996 Stock Option Plan is administered by a committee of directors appointed by the Board of Directors (the "Committee"). ISOs may be granted to the officers and key employees of our company or any of its subsidiaries. A total of 2,595,300 and 2,971,562 stock options were outstanding at December 31, 2001 and 2000, respectively.

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

  2001 Stock Option Plan

   A total of 4,000,000 shares of our common stock has been reserved for issuance under our 2001 Long-Term Stock Incentive Plan (the "2001 Stock Option Plan") which provides for the grant of ISOs that meet the requirements of
Section 422 of the Code, NQSOs and awards consisting of bonus stock, stock units, restricted stock, restricted stock units, stock appreciation rights and performance shares and units ("Awards"). The 2001 Stock Option Plan is administered by a committee of directors appointed by the Board of Directors (the "Committee"). ISOs may be granted to the officers and key employees of our company or any of its subsidiaries. A total of 1,505,000 stock options were outstanding at December 31, 2001.

   The exercise price for any option granted under the 2001 Stock Option Plan may not be less than 100% (110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the outstanding common stock) of the fair market value of the shares of common stock at the time the option is granted. The purpose of the 2001 Stock Option Plan is to provide a means of performance-based compensation in order to attract and retain qualified personnel and to provide an incentive to those whose job performance affects our company. The effective date of the 2001 Stock Option Plan was June 26, 2001.

                       IMPERIAL CREDIT INDUSTRIES, INC.

   If an option granted under the 2001 Stock Option Plan expires or terminates, or an Award is forfeited, the shares subject to any unexercised portion of such option or Award will again become available for the issuance of further options or Awards under the 2001 Stock Option Plan. Unless previously terminated by the Board of Directors, no options or Awards may be granted under the 2001 Stock Option Plan after ten years.

   Options granted under the 2001 Stock Option Plan will become exercisable upon the terms of the grant made by the Committee. Awards will be subject to the terms and restrictions of the Award made by the Committee. The Committee has discretionary authority to select participants from among eligible persons and to determine at the time an option is granted, whether it is intended to be an ISO or a NQSO.

   Under current law, ISOs may not be granted to any individual who is not also an officer or employee of our company or any subsidiary. Each option must terminate no more than 10 years from the date it is granted (or five years in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the combined voting power of our company's outstanding common stock). Options may be granted on terms providing for exercise in whole or in part at any time or times during their respective terms, or only in specified percentages at stated time periods or intervals during the term of the option, as determined by the Committee. The exercise price of any option granted under the 1996 and 2001 Stock Option Plans is payable in full (i) in cash, (ii) by surrender of shares of our company's common stock already owned by the option holder having a market value equal to the aggregate exercise price of all shares to be purchased including, in the case of the exercise of NQSOs, restricted stock subject to an Award under the 1996 and 2001 Stock Option Plans, (iii) by cancellation of indebtedness owed by our company to the option holder, or (iv) by any combination of the foregoing.

   The Board of Directors may from time to time revise or amend the 1996 and 2001 Stock Option Plans, and may suspend or discontinue them at any time. However, no such revision or amendment may impair the rights of any participant under any outstanding options or Award without such participant's consent or may, without shareholder approval, increase the number of shares subject to the 1996 and 2001 Stock Option Plans or decrease the exercise price of a stock option to less than 100% of fair market value on the date of grant (with the exception of adjustments resulting from changes in capitalization), materially modify the class of participants eligible to receive options or Awards under the 1996 and 2001 Stock Option Plans, materially increase the benefits accruing to participants under the 1996 and 2001 Stock Option Plans or extend the maximum option term under the 1996 and 2001 Stock Option Plans.

   A summary of changes in outstanding stock options under the 1992, 1996 and 2001 Stock Option Plans follows:

                                              Year Ended December 31,
                                  ------------------------------------------------
                                        2001            2000            1999
                                  ---------------- --------------- ---------------
                                          Weighted        Weighted        Weighted
                                  Number  Average  Number Average  Number Average
                                    of    Exercise   of   Exercise   of   Exercise
                                  Shares   Price   Shares  Price   Shares  Price
                                  ------  -------- ------ -------- ------ --------
                                       (In thousands, except per share data)
Options outstanding, January 1...  3,497   $7.94   3,370   $ 9.72  2,806   $10.62
Options granted..................  2,924    1.08     907     2.16    969     6.84
Options exercised................     --      --     (20)    2.09    (96)    2.80
Options canceled................. (2,025)   5.46    (760)    9.09   (309)   11.12
                                  ------           -----           -----
Options outstanding, December 31.  4,396    4.52   3,497     7.94  3,370     9.72
                                  ======           =====           =====
Options Exercisable..............  4,391    4.53   1,407    10.65  1,279    10.25

   The range of exercise price for both outstanding and exercisable options at December 31, 2001 was $1.00 to $18.63.

                       IMPERIAL CREDIT INDUSTRIES, INC.

   There were 3,487,105 options available for future grants at December 31, 2001.

   Effective January 1, 1996, our company adopted the disclosure requirements of SFAS 123, and continued to measure its employee stock-based compensation arrangements under the provisions of APB 25. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for our company's stock option plans been determined based on the fair value at the grant date for awards after 1994 consistent with the provisions of SFAS 123, our net loss and loss per share would have increased to the pro forma amounts indicated below:

                                               Year Ended December 31,
                                        ------------------------------------
                                            2001          2000       1999
                                         ---------      ---------   -------
                                        (In thousands, except per share data
      Net loss:
         As reported................... $(131,598)     $(163,326)  $(2,828)
         Pro forma.....................  (133,910)      (164,717)   (4,935)
      Basic and diluted loss per share:
         As reported................... $   (3.54)     $   (5.01)  $ (0.08)
         Pro forma.....................     (3.61)         (5.13)    (0.14)

   The effects of applying SFAS 123 for disclosing compensation cost may not be representative of the effects on reported net loss for future years.

   The weighted average fair value at date of grant of options granted during 2001, 2000 and 1999 was $0.70, $1.61, and $3.85 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                        Year Ended December 31,
                                        ----------------------
                                         2001     2000   1999
                                        ------   ------  -----
                  Expected life (years)   4.80     5.02   5.01
                  Interest rate........   4.21%    4.98%  6.34%
                  Volatility........... 134.07   133.03  66.86
                  Dividend yield.......   0.00%    0.00%  0.00%

  Deferred Executive Compensation Plans

   Effective July 1, 1998, we adopted our Deferred Executive Compensation Plan (the "DEC Plan 1") and the Deferred Executive Compensation Plan 2 (the "DEC Plan 2", and together with the DEC Plan 1, the "DEC Plans"). The DEC Plans are each administered by a committee appointed by the board of directors. Any employee who has an annual base salary of at least $100,000 or who had an annual base salary of at least $100,000 in the prior year and directors may elect to participate in the DEC Plans. A participant's annual base salary includes all cash compensation excluding bonuses, commissions, employee benefits, stock options, relocation expenses, incentive payments, non-monetary awards, automobile and other allowances. Participants in the DEC Plans may defer up to 50% of their annual base salary and commissions and/or up to 100% of their annual bonus

                       IMPERIAL CREDIT INDUSTRIES, INC.

payments. Benefits accrued under the DEC Plans will be paid to all participants, other than participants who have voluntarily resigned their positions, in the form of a lifetime annuity issued by a life insurance company. DEC Plan benefits accrue through retirement so long as the participant remains employed by our company. Participants who voluntarily resign prior to retirement will be paid all of their vested benefits under the DEC Plans. If our company terminates the DEC Plans, our company may elect to pay participants in a lump sum, or in a lifetime annuity.

   Deferred compensation contributed to DEC Plan 1 is invested in our company's common stock. In 1999 we matched contributions to the DEC Plan 1, to be paid in our common stock, on a dollar-for-dollar basis up to $50,000 per participant. We ceased matching contributions in 2000. We also reserved the right to make discretionary matches, to be paid in our common stock, in any year. Matching contributions vest 50% a year, commencing one year from the date of the matching contribution. Matching contributions vest completely if a participating employee retires, becomes permanently disabled, or dies.

   Deferred compensation contributed to DEC Plan 2 may be invested in certain mutual and money market funds. Our company will not make matching contributions to the DEC Plan 2. All DEC Plan 2 contributions are completely vested immediately.

   Our company incurred $21,000 and $1.1 million in expense for matching contributions to DEC Plan 1 during the years ended December 31, 2001 and 2000, respectively. DEC Plan 1 owned a total of 806,922 and 826,509 shares of ICII common stock at December 31, 2001 and 2000.

22.  Executive Compensation

  Employment Agreements

   SPB entered into an employment contract with Richard S. Cupp, Vice Chairman of the Board and Chief Executive Officer, which provides for a minimum annual aggregate compensation of $400,000, subject to adjustment for inflation, plus an annual bonus approved by our company's Board of the Directors based on the attainment of performance objectives, including our company's return on equity, income per share and increase in the price of our company's common stock.

  Termination Agreements

   In January 1999, we entered into individual termination agreements with our Chief Executive Officer, Chief Financial Officer and General Counsel. The agreements provide for severance payments to these senior executives in the event of a change in control of our company (as defined in the agreements) and their voluntary departures at the end of one year or the termination of any one of these senior executives within three years of the change in control for any reason. The senior executives will receive a lump sum payment of three times their respective base salaries and their highest bonus earned in any of the last three fiscal years preceding the change in control and a percentage of their respective bonuses for the year in which the change of control occurs. The recapitalization transactions completed pursuant to the Debt Exchange constituted a change in control under the foregoing definition.

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

   Mr. Snavely resigned as the Chairman, President, and Chief Executive Officer of Imperial Credit Industries, Inc. and SPB on August 1, 2001. We resolved Mr. Snavely's contractual rights under his termination protection agreement, which were similar to those of Messrs. Plantiko and Gubman, by agreeing to (i) issue to him 1.3 million shares of our common stock, (ii) extend the exercise period of his existing stock options for up to four years and (iii) provide him with continued employee health and welfare benefits for a period of four years. We also have engaged Mr. Snavely as a consultant for compensation of $500,000 per year for a period of four years. As a result of these agreements, we recognized a charge of $3.3 million during the year ended December 31, 2001 related to Mr. Snavely's resignation.

  Stock Options

   On January 1, 1992, options were granted to three senior officers of our company to purchase a total of 2,292,628 shares, adjusted for stock dividends and splits, of our company's common stock. The exercise price of these options is $0.89 per share of common stock for one-half of the options, with the other half exercisable at $1.40 per share. These options became exercisable in September 1995 (vesting was accelerated from January 1, 1997). These options expired on December 1, 2001 and are not covered by our company's 1992 or 1996 Stock Option Plans.

23.  Interest Rate Caps, Floors, and Swaps

   We may enter into interest rate cap, floor, and swap transactions to manage our exposure to fluctuations in interest rates and market movements in securities values. These instruments involve, to varying degrees, elements of credit and interest rate risk. The contract or notional amounts do not represent exposure to credit loss. Risk originates from the inability of counter parties to meet the terms of the contracts and from market movements in securities values and interest rates. We control the credit risk of our interest rate cap, floor and swap agreements through credit approvals, limits and monitoring procedures. See Note 6, Trading Securities for further information on total return swaps.

24.  Commitments and Contingencies

  Loan Servicing

   At December 31, 2001 and 2000 we were servicing loans and leases for others, directly and through sub-servicing arrangements, totaling approximately $76.5 million and $159.4 million, respectively. We are a guarantor of certain performances and lease servicing by IBC. We are a guarantor for AMN's performance with regards to the Auto Trust 1997-A securitization.

  Sales of Loans and Servicing Rights

   In the ordinary course of business, we are exposed to liability under representations and warranties made to purchasers and insurers of leases and mortgage loans and the purchasers of servicing rights. Under certain circumstances, we are required to repurchase mortgage loans if there has been a breach of representations or warranties. At December 31, 2001 and 2000, we had no repurchase liability.

   During the year ended December 31, 2001 and 2000, we released servicing rights to the purchasers on $258.1 million and $158.3 million of mortgage loans sold, respectively.

  Loan Commitments

   At December 31, 2001 and 2000, we had unfunded open commitments amounting to $468.4 million and $851.5 million, respectively, to fund loans. There is no exposure to credit loss in this type of commitment until the loans are funded. Interest rate risk is mitigated by the use of variable rate loan contracts.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  Lease Commitments

   Minimum rental commitments under all non-cancelable operating leases net of aggregate sublease payments of $5.6 million at December 31, 2001 were as follows:

                                       (In thousands)
                                       --------------
                           2002.......    $ 3,287
                           2003.......      2,412
                           2004.......      2,252
                           2005.......      1,029
                           2006.......      1,075
                           Thereafter.      2,376
                                          -------
                              Total...    $12,431
                                          =======

   Rent expense excluding AMN discontinued operations for the years ended December 31, 2001, 2000 and 1999 was $3.8 million, $4.8 million, and $5.2 million, respectively.

  Waiver of Default on IBC Securitization Facilities

   As a result of the credit rating downgrades on our senior indebtedness by Moody's and Standard and Poor's ratings services, IBC is in default of the terms of the IBC Lease Receivables Trust 1997-2 ("1997-2 Trust"), which trust issued certain Class A, Class B and Class C certificates. Due to this default, the insurer of the Class A certificates has the right to cause the 1997-2 Trust permanently to go into "turbo" amortization. Under turbo amortization, virtually all cash flows generated in the 1997-2 Trust are required to be used to pay off the outstanding balance of the Class A certificates, which was $64.6 million at December 31, 2001. In that event the Class B and C Certificates, a majority of which are owned by IBC, would receive virtually no cash flows for principal and interest payments until the Class A certificates are paid in full. The insurer, IBC, and the Trustee executed an Override Agreement in October 2001 that modified the Turbo Amortization cash flows distributable to all Certificate Holders. The Override Agreement calls for all distributions to be allocated to the Class A Certificate until such time as the calculated actual Holdback Ratio is in compliance with the Pooling and Servicing Agreement
(PSA). To date, IBC has received a monthly waiver of this default. However, the insurer of the Class A certificates requested that IBC distribute, and IBC agreed to distribute, cash flows under the "turbo" amortization schedule for the months of July and August, 2001 in order to bring subordination levels of the Class A certificates to levels acceptable to the insurer. The insurer, at its option, may renew the waiver monthly. There is no assurance, however, that the insurer will continue to grant the monthly waiver to IBC or that it will not make further requests that the 1997-2 Trust distribute cash flows under the "turbo" amortization schedule on either a temporary or permanent basis. In any month in which the 1997-2 Trust distributes cash flows under the "turbo" amortization schedule, IBC's monthly cash flow decreases by approximately $600,000 per month. As a result, cash flow to us would decrease, and for the months of July and August, 2001 did decrease, by approximately $500,000 per month, which adversely affected our cash flow and results of operations. The outstanding balances of the class B and class C securities in the 1997-2 Trust owned by IBC were $5.3 million at December 31, 2001.

   In addition, IBC was not in compliance with its quarterly minimum net worth requirement on December 31, 2001, and was not in compliance with the monthly pre-default ratio requirements on January 31, 2002 and February 28, 2002. IBC received waivers of these defaults as of the respective default dates. These waivers may be renewed quarterly or monthly by the insurer, respectively, at its option. Management believes that IBC will continue to receive such extensions and/or waivers due to the inherent difficulty in changing servicing providers. If the

                       IMPERIAL CREDIT INDUSTRIES, INC.

servicer appointment extensions and/or default waivers are not granted, IBC's cash flows would decrease significantly and IBC may lose its status as the servicer of the 97-2 Facility. There can be no assurance that the insurer will continue to grant the extensions and/or default waivers. As a result, there can be no assurances that IBC's resources will be sufficient to fund its operations through December 31, 2002.

  Legal Proceedings

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

   Our company is a defendant in Steadfast Insurance Company v. Auto Marketing Network Inc. and Imperial Credit Industries, Inc. ("ICII"), filed on August 12, 1997 in the Northern District of Illinois, Case No. 97-C-5696. The plaintiff is seeking damages in the amount of $27 million allegedly resulting from the fraudulent inducement to enter into, and the subsequent breach of, a motor vehicle collateral enhancement insurance policy. In May 1998, we filed a counterclaim against the plaintiff for $54 million in damages based on the allegation that the underlying claim was filed in bad faith. We moved to dismiss ICII from the lawsuit and, on April 17, 2000, the Court granted ICII's motion in part and found that ICII is not liable for any of Steadfast's losses arising from payments for defaulted loans. The Court had pending a motion for partial summary judgment, filed by the plaintiff, and a motion for summary judgment filed by ICII on its counterclaim against Steadfast. Steadfast also had counter-moved for summary judgment on ICII's counterclaim, and the parties filed motions seeking the exclusion of each other's expert witnesses. On July 31, 2001, the Court granted motions to exclude the parties' experts' testimony, decided a number of motions for partial summary judgments, and ordered a status hearing. At a status hearing on December 6, 2001, the Court set pretrial filing dates. A jury trial is scheduled to begin on June 10, 2002.

   Our company and two of our former directors, among others, are defendants in an adversary proceeding filed by the liquidating trustee of the Southern Pacific Funding Corp. ("SPFC") liquidating trust on October 5, 2000, in the U.S. Bankruptcy Court for the District of Oregon, In re Southern Pacific Funding Corp. Case No. 398-37613-elp 11, Beck v. Imperial Credit Industries, Inc., et al, Adv. Proc. No. 00-03337-elp. The trustee seeks to recover damages in excess of $238.5 million for losses alleged to have been incurred by SPFC in connection with its sub-prime lending and securitization program during the years 1995-1998. The trustee alleges that the losses were caused by defendants' breaches of fiduciary duties and negligence.

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

                       IMPERIAL CREDIT INDUSTRIES, INC.

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

   We intend to vigorously defend all of the above lawsuits. Management does not anticipate any material financial impact related to pending litigation on our company's financial condition and results of operations.

  Guaranty

   ICII guarantees the performance of Hot 'n Now, L.L.C., as tenant, under 19 restaurant leases in the state of Michigan. Hot 'n Now owns and operates, as well as franchises, a chain of fast food restaurants in the Midwestern United States. We own a 40% interest in Hot 'n Now. The leases expire December 31, 2010. The remaining guaranteed rental obligations were $7.0 million and $7.8 million at December 31, 2001 and 2000, respectively.

25.  Fair Value of Financial Instruments

   Financial instruments include securities, loans receivable, deposits and borrowings, and various off-balance sheet items. Because no market exists for a portion of our company's loans held for investment and securitization related assets, fair value estimates are based on judgments regarding credit risk, investor expectation of future economic conditions, normal cost of administration and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the fair value estimates presented do not include the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. We use the following methods and assumptions in estimating the fair value disclosures for our financial instruments:

  Financial Assets

   The carrying values of cash, interest-bearing deposits, FHLB stock, and accrued interest receivable are considered to approximate fair value. The carrying values of securities held for trading and available-for-sale approximate fair value. Such market value is determined by reference to quoted market prices. When quoted market prices are not available, fair value is estimated by reference to market values for similar securities or by discounting cash flows at an appropriate risk rate. The fair value of loans and leases held-for-sale is based on sale commitments, discounted cash flow analysis or prices for similar products. The fair value of loans held for investment is estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices for similar instruments, taking into consideration the varying degrees of credit risk.

  Financial Liabilities

   The carrying amounts of deposits due on demand and accrued interest payable is considered to approximate fair value. For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar maturities. The fair value of debt is based on recent trading information available to our company for ICII's debt, or for debt with similar terms and remaining maturities.

                       IMPERIAL CREDIT INDUSTRIES, INC.

  Off-Balance Sheet and Derivative Financial Instruments

   The fair value of lending commitments is estimated using the fees currently charged to enter into similar agreements; such estimated fair value is not material. The fair value of interest rate swaps, forward treasury contracts, and interest rate futures to the extent used by our company is based on quoted market prices. Total return swaps are carried in securities held for trading at their fair value.

   The estimated fair values of our financial instruments at December 31, 2001 and 2000 are as follows:

                                                                2001                  2000
                                                        --------------------- ---------------------
                                                         Carrying  Estimated   Carrying  Estimated
                                                          Amount   Fair Value   Amount   Fair Value
                                                        ---------- ---------- ---------- ----------
                                                                      (In thousands)
Assets:
   Cash................................................ $  117,219 $  117,219 $   30,938 $   30,938
   Interest-bearing deposits...........................     16,071     16,071    183,193    183,193
   Investment in Federal Home Loan Bank stock..........      6,070      6,070      4,148      4,148
   Securities held for trading.........................     58,315     58,315    164,050    164,050
   Securities available-for-sale.......................     62,483     62,483     63,684     63,684
   Loans and leases held-for-sale......................    126,427    130,357    386,469    396,865
   Loans and leases held for investment, net...........  1,076,847  1,062,818  1,122,494  1,122,642
   Retained interest in loan and lease securitizations.         --         --      6,330      6,330
   Accrued interest receivable.........................      8,612      8,612     15,744     15,744
Liabilities:
   Deposits............................................ $1,227,850 $1,235,954 $1,632,704 $1,636,622
   Borrowings from Federal Home Loan Bank..............     75,000     75,000     65,000     65,000
   Senior secured debt.................................     16,200     16,200         --         --
   Secured convertible debt............................     10,000      9,000         --         --
   Exchange notes......................................    166,374     66,550         --         --
   Remarketed par securities ("ROPES").................      1,040        936     42,885     24,445
   Senior notes........................................     26,839      7,246    176,757     74,022
   Other borrowings....................................     41,120     41,120     84,118     84,118
   Accrued interest payable............................      7,965      7,965     18,992     18,992

                       IMPERIAL CREDIT INDUSTRIES, INC.

26.  Summary of Quarterly Financial Information (unaudited)

                                                     Three Months Ended
                                        -------------------------------------------
                                        March 31  June 30   September 30 December 31
                                        --------  --------  ------------ -----------
                                           (In thousands, except per share data)
2001
   Interest income..................... $ 48,606  $ 43,437    $ 38,132    $  31,346
   Net interest income.................   14,576    11,384      12,291       10,649
   Other income (1)....................    6,093     5,983      (2,331)     (13,814)
   Provision for loan and lease losses.    4,625    26,700      14,910       49,625
   Other expenses......................   16,118    17,316      18,801       13,439
   Net income (loss)...................      312   (39,823)    (24,507)     (67,580)
   Comprehensive income (loss).........      630   (40,858)    (24,428)     (67,035)
   Income (loss) per share:
       Basic........................... $   0.01  $  (1.23)   $  (0.59)   $   (1.60)
       Diluted......................... $   0.01  $  (1.23)   $  (0.59)   $   (1.60)
2000
   Interest income..................... $ 53,360  $ 60,999    $ 57,429    $  53,037
   Net interest income (2).............   21,107    25,591      20,284       17,630
   Other income (3)....................   10,463    27,479       7,655        5,039
   Provision for loan and lease losses.   24,019    63,156      27,500       66,300
   Other expenses (4)..................   25,466    23,899      33,450       20,222
   Merger expenses.....................    9,397        --          --           --
   Net loss............................  (15,923)  (18,779)    (23,998)    (104,626)
   Comprehensive loss..................  (17,881)  (18,995)    (24,185)    (103,963)
   Loss per share:
       Basic........................... $  (0.48) $  (0.58)   $  (0.75)   $   (3.26)
       Diluted......................... $  (0.48) $  (0.58)   $  (0.75)   $   (3.26)

--------
(1) Other income decreased during the quarters ended December 31, 2001 and September 30, 2001 as a result of increased net mark-to-market and impairment losses on securities and loans held-for-sale.

(2) Interest income increased in the quarter ended June 30, 2000 as a result of an increase in the prime rate of interest and an increase in the outstanding balance of loans.

(3) Other income includes gain on sale of securities.

(4) Other expenses includes litigation settlement costs.

                       IMPERIAL CREDIT INDUSTRIES, INC.

27.  Selected Financial Information of Significant Subsidiary

   The following represents summarized financial information with respect to the operations of SPB.

                                          At or for the Year Ended December 31,
                                          ------------------------------------
           Southern Pacific Bank             2001          2000        1999
           ---------------------          ----------    ----------  ----------
                                                     (In thousands)
   Total assets.......................... $1,401,132    $1,844,185  $1,846,992
   Deposits..............................  1,244,074     1,638,083   1,626,153
   Borrowings from Federal Home Loan Bank     75,000        65,000          --
   Subordinated debt.....................     20,000        42,000      35,000
   Shareholder's equity..................     50,746        81,555     169,962
   Interest income.......................    155,524       204,647     183,052
   Interest expense......................     93,295       115,345      92,162
   Other noninterest income (expense)....      7,118         5,054     (10,033)
   Noninterest expense...................     63,851        50,664      57,202
   Provision for loan and lease losses...     92,890       168,755      31,930
   Loss before taxes.....................    (87,394)     (125,063)     (8,275)
   Net loss..............................    (87,394)     (117,636)     (4,969)
   Comprehensive loss....................    (87,109)     (117,407)     (5,316)

                       IMPERIAL CREDIT INDUSTRIES, INC.

28.  Imperial Credit Industries, Inc. (Parent Company Only)

                           CONDENSED BALANCE SHEETS

                                                                                         December 31,
                                                                                     -------------------
                                                                                       2001       2000
                                                                                     ---------  --------
                                                                                        (In thousands)
                                       ASSETS
                                       ------
Cash................................................................................ $  12,237  $  2,975
Interest-bearing deposits...........................................................       213    12,965
Trading securities..................................................................     5,135    18,248
Securities available-for-sale.......................................................    58,181    22,130
Loans held-for-sale.................................................................       372       885
Loans held for investment, net......................................................    20,790    51,888
Premises and equipment, net.........................................................       633     1,327
Other real estate owned, net........................................................     4,338        --
Investment in subsidiaries..........................................................    43,985   116,576
Accrued interest on loans...........................................................     1,132     2,728
Goodwill............................................................................    14,979    16,154
Receivables from subsidiaries.......................................................    12,278    35,110
Other assets........................................................................     4,849     9,351
Net assets of discontinued operations...............................................    20,591    29,753
                                                                                     ---------  --------
   Total assets..................................................................... $ 199,713  $320,090
                                                                                     =========  ========
                   LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
                   ----------------------------------------------
Other borrowings.................................................................... $   1,220  $  1,220
Senior secured debt.................................................................    16,200        --
Secured convertible notes...........................................................    10,000        --
Exchange notes......................................................................   166,374        --
Remarketed par securities ("ROPES").................................................     1,072    44,211
Senior notes........................................................................    26,839   176,757
Payables to subsidiaries............................................................    24,225    28,487
Other liabilities...................................................................    31,648    29,973
                                                                                     ---------  --------
   Total liabilities................................................................   277,578   280,648
                                                                                     ---------  --------
Shareholders' equity:...............................................................
Common stock, no par value, authorized 80,000,000 shares; 42,180,789 and 32,096,361
  shares issued and outstanding at December 31, 2001 and 2000, respectively.........   113,142    97,668
Accumulated deficit.................................................................  (196,487)  (64,889)
Shares held in deferred executive compensation plan.................................     4,655     5,745
Accumulated other comprehensive income--unrealized gain on securities available-for-
  sale, net.........................................................................       825       918
                                                                                     ---------  --------
   Total shareholders' (deficit) equity.............................................   (77,865)   39,442
                                                                                     ---------  --------
   Total liabilities and shareholders' (deficit) equity............................. $ 199,713  $320,090
                                                                                     =========  ========

                       IMPERIAL CREDIT INDUSTRIES, INC.

      CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                                            Years Ended December 31,
                                                                         ------------------------------
                                                                           2001       2000       1999
                                                                         ---------  ---------  --------
                                                                                 (In thousands)
Interest income......................................................... $   5,659  $  17,565  $ 21,521
Interest expense........................................................    21,105     26,885    32,184
                                                                         ---------  ---------  --------
   Net interest expense.................................................   (15,446)    (9,320)  (10,663)
Provision for loan and lease losses.....................................     1,342        167       210
                                                                         ---------  ---------  --------
Net interest expense after provision for loan and lease losses..........   (16,788)    (9,487)  (10,873)
Gain on sale of loans...................................................        --         --        20
Loan servicing (expense) income.........................................       (19)      (160)       59
Gain on sale of securities..............................................     3,287     11,871    31,434
Mark-to-market (losses) gains on securities, net........................    (5,555)    (1,721)   11,314
Loss on impairment of securities........................................    (2,706)        --        --
Dividends received from subsidiaries....................................        --         --     6,564
Equity in net loss of FMC...............................................        --         --       (53)
Equity in net income of ICG.............................................     1,064        479        --
Other (loss) income.....................................................       (32)      (432)    1,965
                                                                         ---------  ---------  --------
   Total other (loss) income............................................    (3,961)    10,037    51,303
                                                                         ---------  ---------  --------
Personnel expense.......................................................     4,913      3,198     3,133
Occupancy expense.......................................................       225        313       784
Other expense...........................................................     8,828     12,313     5,401
                                                                         ---------  ---------  --------
   Total expenses.......................................................    13,966     15,824     9,318
                                                                         ---------  ---------  --------
(Loss) income before income taxes, minority interest, deferred inter-
  company items and extraordinary item..................................   (34,715)   (15,274)   31,112
Income taxes............................................................    14,021     12,725    10,020
                                                                         ---------  ---------  --------
(Loss) income before minority interest, deferred inter-company items and
  extraordinary item....................................................   (48,736)   (27,999)   21,092
Minority interest in income of consolidated subsidiaries................        --         --       421
                                                                         ---------  ---------  --------
(Loss) income before extraordinary item.................................   (48,736)   (27,999)   20,671
Extraordinary item--gain on extinguishment of debt, net of income taxes.     2,912      3,534     4,021
                                                                         ---------  ---------  --------
(Loss) income before equity in undistributed income of subsidiaries.....   (45,824)   (24,465)   24,692
Equity in undistributed loss of subsidiaries, net of income taxes (1)...   (85,774)  (138,861)  (27,520)
                                                                         ---------  ---------  --------
   Net loss............................................................. $(131,598) $(163,326) $ (2,828)
                                                                         =========  =========  ========

--------
(1) Includes net losses from discontinued operations of $3.7 million, $5.2 million and $899,000 for 2001, 2000 and 1999, respectively.

                       IMPERIAL CREDIT INDUSTRIES, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                                Years Ended December 31,
                                                                             -----------------------------
                                                                               2001      2000       1999
                                                                             --------  ---------  --------
                                                                                     (In thousands)
Net cash (used in) provided by operating activities......................... $(74,790) $(119,081) $ 19,031
                                                                             --------  ---------  --------
Cash flows from investing activities:
   Net change in interest-bearing deposits..................................   12,752     22,084   (32,768)
   Purchase of other real estate owned......................................   (5,664)        --        --
   Proceeds from sale of other real estate owned............................      425         --     1,216
   Purchase of securities available-for-sale................................   (1,925)        --    (4,050)
   Sale and collections of securities available-for-sale....................    3,392     10,180     4,875
   Proceeds from sale of securities.........................................       --     22,495    91,709
   Net change in loans held for investment..................................   25,603     10,189   (11,984)
   Net change in investment in subsidiaries.................................   92,891    123,446    21,839
   Investment in SPB preferred stock........................................  (36,000)        --        --
   Investment in SPB subordinated debt......................................       --    (24,000)       --
   Investment in SPB noncumulative perpetual preferred stock................       --     (5,000)       --
   Cash utilized for acquisitions...........................................       --     (2,822)   (8,132)
   Other....................................................................     (105)      (308)   (1,246)
                                                                             --------  ---------  --------
Net cash provided by investing activities...................................   91,369    156,264    61,459
                                                                             --------  ---------  --------
Cash flows from financing activities:
   Proceeds from issuance of mandatorily redeemable cumulative preferred
     stock..................................................................       --         --    30,000
   Repurchase and extinguishment of mandatorily redeemable cumulative
     preferred stock........................................................       --         --   (31,353)
   Repurchase and extinguishment of ROPES...................................       --    (15,060)   (6,628)
   Repurchase and extinguishment of Senior Notes............................   (2,157)    (6,498)  (27,453)
   Repurchase and extinguishment of Exchange Notes..........................   (1,060)        --        --
   Repurchase and retirement of common stock and warrants...................       --     (4,062)  (29,460)
   Capital contributions to consolidated subsidiaries.......................  (20,300)   (15,000)   (2,681)
   Issuance of senior secured notes.........................................   16,200         --        --
   Dividends and return of capital received from consolidated subsidiaries..       --         --     6,561
   Proceeds from exercise of stock options..................................       --         43       249
   Net change in other borrowings...........................................       --     (6,691)  (12,570)
   Net change in minority interest..........................................       --         --       731
   Other....................................................................       --      1,950        --
                                                                             --------  ---------  --------
Net cash used in financing activities.......................................   (7,317)   (45,318)  (72,604)
                                                                             --------  ---------  --------
Net change in cash..........................................................    9,262     (8,135)    7,886
Cash at beginning of year...................................................    2,975     11,110     3,224
                                                                             --------  ---------  --------
Cash at end of year......................................................... $ 12,237  $   2,975  $ 11,110
                                                                             ========  =========  ========

                       IMPERIAL CREDIT INDUSTRIES, INC.

Supplemental Disclosure of Cash Flow Information

   The following information supplements the condensed statements of cash flows:

                                                                                    December 31,
                                                                             ---------------------------
                                                                               2001      2000     1999
                                                                             ---------  -------  -------
                                                                                   (In thousands)
Cash paid (received) during the period for:
   Interest................................................................. $  27,345  $27,400  $33,911
   Income taxes.............................................................       (27)  (4,123)     817
Significant non-cash activities:
   Reduction of ICG note receivable in non-cash exchange of ROPES...........     1,210       --       --
   Reduction of ICG note receivable in non-cash exchange of Exchange
     Notes..................................................................     2,944       --       --
   Increase in Exchange Notes from Debt Exchange............................   166,374       --       --
   Decrease in ROPES and Senior Notes from Debt Exchange....................  (187,815)      --       --
   Exchange of securities for Secured convertible notes.....................    10,000       --       --
   Reclassification of trading securities to securities available-for-sale..     5,000       --       --
   Reduction of debt in exchange for investment banking fees................     4,000       --       --
   Issuance of stock and warrants in Debt Exchange..........................    12,155       --       --
   Stock option activity....................................................       982       --       --
   Loans transferred to OREO................................................        --      114    1,082
   Change in unrealized gain on securities available-for-sale, net..........        93    1,698    3,802
   Issuance of warrants.....................................................        --    3,082       --

  Parent Company Liquidity

   ICII generates liquidity from a variety of sources, including interest income from loans and investments, income tax payments received from its subsidiaries, dividends from subsidiary earnings, and sales of non-core assets and investments. ICII's primary cash requirements include income tax payments and interest and principal payments on outstanding debt obligations. ICII also uses available cash to infuse capital into SPB and make investments in its other subsidiaries. At December 31, 2001 cash and interest-bearing deposits available to ICII totaled $16.3 million as compared to $15.9 million at December 31, 2000.

   As described in Note 4, under its Orders, SPB is prohibited from paying cash dividends without the prior approval of the DFI and the FDIC. Because cash dividends reduce the regulatory capital of SPB, and because of the restrictions contained in the Orders, it is unlikely that SPB will pay cash dividends in the near future and there is no assurance that SPB will ever resume paying cash dividends. The continued prohibition against SPB paying cash dividends, unless approved in advance by the DFI and FDIC, will adversely affect ICII's ability to make required payments of interest and principal on its indebtedness. ICII's ability to make scheduled payments of the principal of, or to pay the interest on, outstanding indebtedness will depend upon the ability of SPB to obtain regulatory approvals necessary to permit it to pay ICII dividends, as well as upon on its future performance and that of SPB which, to a substantial extent, are subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

   By July 15, 2002 ICII will require approximately $28.4 million to both 1) repay the amount of principal owed to the Senior Secured note holders and 2) make the scheduled interest payments on its other notes by that same date. If ICII is not able to generate sufficient liquidity to meet these obligations, either from asset sales or from operations, ICII's creditors may force it into involuntary bankruptcy. There can be no assurance ICII will be able to service its outstanding indebtedness during 2002.

                       IMPERIAL CREDIT INDUSTRIES, INC.

29.  Subsequent Events

  Debt Restructuring and Standstill Agreements

   In February 2002, we entered into a debt restructuring agreement with the holder of the $10.0 million Convertible Notes. Under the agreement, the Convertible Notes were cancelled in exchange for ICII's payment of $1.0 million in cash and the issuance of $2.0 million of Exchange Notes and $6.4 million of newly issued Senior Secured Notes Series B (the "Secured Notes Series B"). The Secured Notes Series B issued in the debt restructuring agreement may be repaid in full for $3.4 million if paid on or before their maturity.

   At the same time, ICII entered into a standstill agreement with the holders of $16.2 million of Secured Notes issued in March 2001 which extended the maturity date of the Secured Notes from April 30, 2002 to June 28, 2002, or July 15, 2002 under certain circumstances. As part of the standstill agreement, we agreed that the holders of the Secured Notes would not be required to exchange such notes for Exchange Notes and that interest on the Secured Notes would increase from 12% annually in April 2002 to 20% annually in June 2002 and thereafter. ICII also provided additional collateral, to be maintained at not less than $5 million, as security for the Secured Note holders.

   Management is currently working with its investment banking advisors on various alternatives to restructure the debt and capital of ICII. Options currently being explored include the exchange of ICII assets for outstanding debt, the exchange of ICII debt for equity in ICII or SPB, and the liquidation of ICII's assets. The financial condition of ICII could ultimately result in a transfer of all or some portion of its common stock ownership of SPB to the holders of ICII's debt obligations. However, we cannot predict whether the financial condition of ICII, or the actions of the holders of ICII's debt obligations would cause the DFI or FDIC to take adverse action with respect to SPB, including the appointment of a conservator or receiver.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information with respect to the directors and executive officers of our company.

            Name              Age                     Position with Company
            ----              ---                     ---------------------
Michael S. Riley............. 49  Chairman of the Board

Richard S. Cupp (1)(4)....... 61  Vice Chairman of the Board and Chief Executive Officer

Brad S. Plantiko (1)(4)...... 46  President, Chief Financial Officer and Chief Operating Officer

Irwin L. Gubman (1).......... 59  General Counsel and Secretary

David I. Hughes (1).......... 46  Executive Vice President and Chief Credit Officer

Paul B. Lasiter (4).......... 35  Senior Vice President and Controller

Robert S. Muehlenbeck (2)(3). 54  Director

Theodore R. Maloney (2)...... 41  Director

Charles E. Underbrink (2).... 46  Director

--------
(1) Member of Executive Committee.

(2) Member of Compensation Committee.

(3) Member of Audit Committee.

(4) Member of Asset & Liability Committee.

   Michael S. Riley was appointed Chairman of the Board of Directors for ICII and SPB effective August 1, 2001. Mr. Riley has practiced law for more than 20 years in the areas of banking, corporate finance, and international law as a principal of the Fort Lauderdale based firm of Yonge and Riley, LLP and as manager of the Fort Lauderdale practice for the regional law firm of Adorno & Zeder. His background also includes serving as an Assistant State Attorney in Florida and special counsel to federal and state law enforcement agencies

   Richard S. Cupp was appointed Vice Chairman of the Board of Directors and Chief Executive Officer of ICII January 7, 2002 and was appointed Chairman, President and CEO of SPB January 2, 2002. Mr. Cupp was most recently President and CEO of First Bank of Beverly Hills, FSB, until July 2001. Previously, Mr. Cupp was the President and CEO of HF Bancorp, parent of Hemet Federal Bank, and prior to that position, was President and CEO of Ventura County National Bancorp. His experience also includes executive positions with California Federal Bank and First Interstate Bancorp in corporate and commercial banking.

   Brad S. Plantiko was appointed President, Chief Financial Officer and Chief Operating Officer January 7, 2002. Mr. Plantiko served as Executive Vice President and Chief Financial Officer of our company since July 1998. From October 1980 to July 1998, Mr. Plantiko was with KPMG Peat Marwick, LLP, where he was partner in-charge of its finance company services for the western United States. Mr. Plantiko has more than 18 years of experience serving banks, thrifts, mortgage banks and finance companies. He serves on the Board of Visitors of the Graduate School of Business Management at Pepperdine University. Mr. Plantiko is a member of the American Institute of Certified Public Accountants.

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

   David I. Hughes has been our Executive Vice President, Chief Credit Officer since September 2000. Mr. Hughes served in various capacities at Lloyds Bank PLC from 1977 to 1990 and subsequently at the Daiwa Bank, Limited and the Sumitomo Bank Limited.

   Paul B. Lasiter has been our Senior Vice President and Controller since November 1992. From June 1988 to November 1992, Mr. Lasiter was a Supervising Senior Accountant for KPMG Peat Marwick, LLP, specializing in the financial institutions industry. Mr. Lasiter is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants.

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

   Theodore R. Maloney has been a partner in the law firm Nida & Maloney, LLP with offices in Santa Barbara and Los Angeles, California since 1994. He specializes in securities law, corporate finance, mergers and acquisitions, and debt restructuring. Prior to founding Nida & Maloney, LLP, Mr. Maloney practiced law with Milbank, Tweed, Hadley & McCloy from 1988 to 1994 and with Rogers & Wells from 1986 to 1988, both in Los Angeles, California.

   Charles E. Underbrink has been Chairman of St. James Capital Corp. since August 1996 and Chairman of SJMB, LLC since January 1998, both companies specializing in merchant banking operations and fund management activities, based in Houston, Texas. Since June 1995, he also has served as a director and vice president of Hub, Inc. of which he is also a 50% shareholder. Mr. Underbrink serves on the Board of Directors of Somerset House Publishing, Inc., Black Warrior Wireline Corp., Industrial Holdings, Inc. and Monorail Computer Corporation. His background includes mortgage banking, corporate finance and securities law.

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

   The following table provides information concerning the cash and non-cash compensation earned and received by our Chief Executive Officer and our highly compensated executive officers (the "Named Executive Officers"), other than our Chief Executive Officer, whose salary and bonus during the fiscal year ended December 31, 2001 exceeded $100,000:

                          SUMMARY COMPENSATION TABLE

                                                                     Long Term
                                            Annual Compensation     Compensation
                                        ------------------------       Awards
                                        Fiscal                      Other Annual Options     All Other
     Name and Principal Position         Year   Salary   Bonus      Compensation Granted    Compensation
     ---------------------------        ------ -------- --------    ------------ -------    ------------
Richard S. Cupp........................  2001        --       --           --         --      $ 36,667(1)
    Chief Executive Officer and          2000        --       --           --         --            --
    Vice Chairman                        1999        --       --           --         --            --

H. Wayne Snavely.......................  2001  $339,006 $     --      $22,410(2)      --      $192,307(1)
    Former President, Chief Executive    2000   500,000  500,000(7)    24,767(2)      --            --
    Officer and Chairman                 1999   500,000  500,000       76,558(2) 150,000(6)         --

Brad S. Plantiko.......................  2001  $349,986 $     --      $22,982(3)      --            --
    President, Chief Financial Officer   2000   335,571  300,000(7)    14,151(3)      --            --
    and Chief Operating Officer          1999   175,000  225,471       63,828(3) 100,000(6)         --

Irwin L. Gubman........................  2001  $312,490 $     --      $20,029(4)      --            --
    General Counsel and Secretary        2000   250,000  300,000(7)    15,851(4)      --            --
                                         1999   210,385  100,000       64,703(4) 100,000(6)         --

David I. Hughes........................  2001  $196,038 $ 50,000      $18,569(5)      --            --
    Executive Vice President and         2000    62,723   50,000        1,942(5)                    --
    Chief Credit Officer                 1999        --       --           --         --            --

--------
(1) All other compensation for 2001 consists of consulting fees paid.

(2) In 2001, 2000 and 1999, consists of a car allowance paid by our company of $10,835, $18,000 and $18,000, respectively, and aggregate contributions paid by our company of $12,025, $6,767 and $58,558, respectively, under employee benefit plans.

(3) In 2001, 2000 and 1999, consists of a car allowance paid by our company of $9,000, $9,000 and $9,000, respectively, and aggregate contributions paid by our company of $13,982, $5,151 and $54,828, respectively, under employee benefit plans.

(4) In 2001, 2000 and 1999, consists of a car allowance paid by our company of $9,000, $9,000 and $9,000, respectively, and aggregate contributions paid by our company of $11,029, $6,851 and $55,703, respectively, under employee benefit plans.

(5) In 2001 and 2000, consists of a car allowance paid by our company of $10,800 and $1,661 respectively, and aggregate contributions paid by our company of $7,769 and $1,942, respectively, under employee benefit plans.

(6) See "--Stock Option Plans" for details regarding the terms of such options.

(7) In 2000, consists of amounts paid primarily in connection with the successful completion of the ICCMIC acquisition.

                 Option Grants, Exercises and Year End Values

                                                           Potential Realized
                                                            Value at Assumed
                                                            Annual Rates of
                                                              Stock Price
                                       Exercise             Appreciation for
                     2001   Percentage  Price                 Option Term
                    Options  of Total    Per    Expiration ------------------
  Name              Granted   Grants    Option     Date      5%       10%
  ----              ------- ---------- -------- ----------   ---    -------
  Irwin L. Gubman..  25,000    0.86%    $1.00     1/2/06   $--     $   164
  Irwin L. Gubman..  25,000    0.86      1.00     1/2/06    --         164
  Irwin L. Gubman..  50,000    1.71      1.00     1/2/06    --         328
  Irwin L. Gubman.. 250,000    8.55      1.25    3/28/06    --      27,318
  Brad S. Plantiko.  25,000    0.86      1.00     1/2/06    --         164
  Brad S. Plantiko.  50,000    1.71      1.00     1/2/06    --         328
  Brad S. Plantiko.  75,000    2.57      1.00     1/2/06    --         493
  Brad S. Plantiko. 250,000    8.55      1.25    3/28/06    --      27,318

   Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                           Number of
                                          Unexercised
                                       Options at FY-End   Value of all Unexercised
                    Shares             Under the Option     In-the-Money Options at
                  Acquired on  Value   Plan Exercisable/       December 31, 2001
Name               Exercise   Realized Unexercisable (1) Exercisable/Unexercisable (2)
----              ----------- -------- ----------------- -----------------------------
Richard S. Cupp..     --         --            --/--                 --/--
Brad S. Plantiko.     --         --       584,800/--                 --/--
Irwin L. Gubman..     --         --       546,800/--                 --/--
David I. Hughes..     --         --        75,000/--                 --/--

--------
(1) For a description of the terms of such options, see "--Stock Option Plans."

(2) Based on a price per share of $0.46, which was the price of a share of our common stock as quoted on the NASDAQ National Market at the close of business on December 31, 2001.

Employment Agreements

  Employment Agreements

   SPB entered into an employment contract with Richard S. Cupp, Vice Chairman of the Board and Chief Executive Officer, which provides for a minimum annual aggregate compensation of $400,000, subject to adjustment for inflation, plus an annual bonus approved by our company's Board of the Directors based on the attainment of performance objectives, including our company's return on equity, income per share and increase in the price of our company's common stock.

Compensation Committee Interlocks and Insider Participation

   Our company's Compensation Committee consists of Messrs. Muehlenbeck and Maloney.

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

   A change in control for purposes of the termination protection agreements includes the following events: (1) any person or persons become the beneficial owner of at least 40% of our outstanding common stock other than by the acquisition of such common stock directly from our company, or (2) any merger or other business combination, liquidation or sale of substantially all of our assets where our shareholders and any trustee or fiduciary of our employee benefit plans own less than 60% of the surviving corporation, or (3) within any 24 month period, the persons who were directors immediately before the beginning of such period cease to constitute at least a majority of our Board of Directors, or the board of any successor corporation.

   The change in the composition of our company's Board of Directors as a result of the recapitalization transaction will trigger the Executive's rights to be covered under the termination protection agreement for the following 36 months, including receipt of all benefits if terminated during that period without cause or by the Executive for "good reason" as defined in their agreements. In addition, the Executive may terminate employment for any reason during the 13th month following a change in control, and the Executive would be entitled to receive all benefits under the agreement. No agreement has been negotiated with any of these Executives to waive any provision of his termination protection agreement.

   Mr. Snavely resigned as the Chairman, President, and Chief Executive Officer of Imperial Credit Industries, Inc. and SPB on August 1, 2001. We resolved Mr. Snavely's contractual rights under his termination protection agreement, which were similar to those of Messrs. Plantiko and Gubman, by agreeing to (i) issue to him 1.3 million shares of our common stock, (ii) extend the exercise period of his existing stock options for up to four years and (iii) provide him with continued employee health and welfare benefits for a period of four years. We also have engaged Mr. Snavely as a consultant for compensation of $500,000 per year for a period of four years. As a result of these agreements, we recognized a charge of $3.3 million during the year ended December 31, 2001 related to Mr. Snavely's resignation.

Stock Option Plans

  1992 Stock Option Plan

   A total of 2,292,632 shares of our common stock have been reserved for issuance under our 1992 Incentive Stock Option and Nonstatutory Stock Option Plan (the "1992 Stock Option Plan"), which expires by its own terms in 2002. A total of 295,366 and 525,366 stock options were outstanding at December 31, 2001 and 2000, respectively.

   The 1992 Stock Option Plan provides for the grant of "incentive stock options" ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified stock options ("NQSOs") to employees, officers, directors and consultants of our company. Incentive stock options may be granted only to employees. The Board of Directors administers the 1992 Stock Option Plan or a committee appointed by the Board, which determines the terms of options granted, including the exercise price, the number of shares subject to the option, and the option's exercisability. The exercise price of all options granted under the 1992 Stock Option Plan must be at least equal to the fair market value of such shares on the date of grant. The maximum term of options granted under the 1992 Stock Option Plan is 10 years. With respect to any participant who owns stock representing more than 10% of the voting rights of our company's outstanding capital stock, the exercise price of any option must be at least equal to 110% of the fair market value on the date of grant.

  1996 Stock Option Plan

   A total of 3,000,000 shares of our common stock has been reserved for issuance under our 1996 Stock Option, Deferred Stock and Restricted Stock Plan (the "1996 Stock Option Plan") which provides for the grant of ISOs that meet the requirements of Section 422 of the Code, NQSOs and awards consisting of deferred stock, restricted stock, stock appreciation rights and limited stock appreciation rights ("Awards"). The 1996 Stock Option Plan is administered by a committee of directors appointed by the Board of Directors (the "Committee"). ISOs may be granted to the officers and key employees of our company or any of its subsidiaries. A total of 2,595,300 and 2,971,562 stock options were outstanding at December 31, 2001 and 2000, respectively.

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

  2001 Stock Option Plan

   A total of 4,000,000 shares of our common stock has been reserved for issuance under our 2001 Long-Term Stock Incentive Plan (the "2001 Stock Option Plan") which provides for the grant of ISOs that meet the requirements of
Section 422 of the Code, NQSOs and awards consisting of bonus stock, stock units, restricted stock, restricted stock units, stock appreciation rights and performance shares and units ("Awards"). The 2001 Stock Option Plan is administered by a committee of directors appointed by the Board of Directors (the "Committee"). ISOs may be granted to the officers and key employees of our company or any of its subsidiaries. A total of 1,505,000 stock options were outstanding at December 31, 2001.

   The exercise price for any option granted under the 2001 Stock Option Plan may not be less than 100% (110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the outstanding common stock) of the fair market value of the shares of common stock at the time the option is granted. The purpose of the 2001 Stock Option Plan is to provide a means of performance-based compensation in order to attract and retain qualified personnel and to provide an incentive to those whose job performance affects our company. The effective date of the 2001 Stock Option Plan was June 26, 2001.

   If an option granted under the 2001 Stock Option Plan expires or terminates, or an Award is forfeited, the shares subject to any unexercised portion of such option or Award will again become available for the issuance of further options or Awards under the 2001 Stock Option Plan. Unless previously terminated by the Board of Directors, no options or Awards may be granted under the 2001 Stock Option Plan after ten years.

   Options granted under the 2001 Stock Option Plan will become exercisable upon the terms of the grant made by the Committee. Awards will be subject to the terms and restrictions of the Award made by the Committee. The Committee has discretionary authority to select participants from among eligible persons and to determine at the time an option is granted, whether it is intended to be an ISO or a NQSO.

   Under current law, ISOs may not be granted to any individual who is not also an officer or employee of our company or any subsidiary. Each option must terminate no more than 10 years from the date it is granted (or five years in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the combined voting power of our company's outstanding common stock). Options may be granted on terms providing for exercise in whole or in part at any time or times during their respective terms, or only in specified percentages at stated time periods or intervals during the term of the option, as determined by the Committee. The exercise price of any option granted under the 1996 and 2001 Stock Option Plans is payable in full (i) in cash, (ii) by surrender of shares of our company's common stock already owned by the option holder having a market value equal to the aggregate exercise price of all shares to be purchased including, in the case of the exercise of NQSOs, restricted stock subject to an Award under the 1996 and 2001 Stock Option Plans, (iii) by cancellation of indebtedness owed by our company to the option holder, or (iv) by any combination of the foregoing.

   The Board of Directors may from time to time revise or amend the 1996 and 2001 Stock Option Plans, and may suspend or discontinue them at any time. However, no such revision or amendment may impair the rights of any participant under any outstanding options or Award without such participant's consent or may, without shareholder approval, increase the number of shares subject to the 1996 and 2001 Stock Option Plans or decrease the exercise price of a stock option to less than 100% of fair market value on the date of grant (with the exception of adjustments resulting from changes in capitalization), materially modify the class of participants eligible to receive options or Awards under the 1996 and 2001 Stock Option Plans, materially increase the benefits accruing to participants under the 1996 and 2001 Stock Option Plans or extend the maximum option term under the 1996 and 2001 Stock Option Plans.

Profit Sharing and 401(k) Plan

   Under our 401(k) plan, employees may elect to enroll on the first of any month, provided that they have been employed for at least six months. Employees may contribute up to 14% of their salaries. We will match 50% of the first 4% of employee contributions. We recorded 401(k) matching expense of $254,000, $284,000 and $334,000, for the years ended December 31, 2001, 2000, and 1999, respectively.

   We may make additional contributions at our discretion. If we made a discretionary contribution, the contribution would first be allocated to those employees deferring salaries in excess of 4%. The matching contribution would be 50% of any deferral in excess of 4% up to a maximum deferral of 8%. If discretionary contribution funds remain following the allocation outlined above, then any remaining company discretionary contributions would be allocated as a 50% match of employee contributions, on the first 4% of the employee's deferrals. There were no discretionary contributions charged to operations in 2001, 2000, or 1999. We make matching contributions at December 31st each year.

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

   Deferred compensation contributed to DEC Plan 1 will be invested in our common stock. In 1998 and 1999, we matched contributions to the DEC Plan 1, to be paid in our common stock, on a formula basis up to $50,000 per participant provided minimum returns or equity have been met. Our company elected not to match contributions in 2000 and 2001. We also reserve the right to make discretionary matches, to be paid in our common stock, in any year. Matching contributions will vest 50% a year, commencing one year from the date of the matching contributions. Matching contributions will vest completely if a participating employee retires, becomes permanently disabled, or dies.

   Deferred compensation contributed to DEC Plan 2 may be invested in certain mutual and money market funds. We will not make matching contributions to the DEC Plan 2. All DEC Plan 2 contributions are completely vested immediately.

Limitations on Directors' Liabilities and Indemnification

   Our company and our subsidiaries' Articles of Incorporation and Bylaws provide for indemnification of our officers and directors to the full extent permitted by law. The California General Corporation Law permits a corporation to limit, under certain circumstances, a director's liability for monetary damages in actions brought by or in the right of the corporation. Our company and our subsidiaries' Articles of Incorporation also provide for the elimination of the liability of directors for monetary damages to the full extent permitted by law.

   We also entered into agreements to indemnify our directors and officers in addition to the indemnification provided for in the Articles of Incorporation and Bylaws. These agreements, among other things, indemnify our directors and officers for certain expenses (including attorneys' fees), judgments, fines, and settlement amounts incurred in any action or proceeding, including any action by or in the right of our company, on account of services as our director or officer, as a director or officer of any of our subsidiaries, or as a director or officer of any other enterprise to which the person provides services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and officers. We have directors' and officers' liability insurance in the amount of $30.0 million. At present, there is no pending litigation or proceeding involving a director, officer or employee of our company as to which indemnification is sought, nor are we aware of any threatened litigation or proceeding that may result in claims for indemnification, except as set forth in Item 3. Legal Proceedings.

Transactions with Affiliates

  Master Recapitalization Expenses

   In accordance with the terms of the Master Recapitalization Agreement, which we completed in March 2001, ICII paid Imperial Holdings Group LLC ("IHG") a total of $887,711 as reimbursement for deal costs. Included in the amount paid was $120,000 which was paid directly to IHG for the services later contracted to Seacor Inc. in September 2001.

  Seacor Inc.

   On September 1, 2001, ICII entered into an agreement with Seacor, Inc., whose President and CEO is ICII's Chairman Michael S. Riley. Under the agreement, Seacor Inc. is paid $40,000.00 per month in the form of an advance monthly retainer. After July 1, 2001, ICII may terminate the agreement on 30 days prior written notice.

   Seacor Inc. has been engaged to assist ICII in negotiations with investment banks and advisors involved in capital-raising and the sale or purchase of assets on behalf of ICII. It also seeks to promote ICII to potential investors, recommend management and director candidates, and advise on strategic direction and business objectives to enhance shareholder value.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information known to our company with respect to the beneficial ownership of our company's common stock at January 31, 2002, by (i) each director of our company, (ii) the Chief Executive Officer and the four most highly compensated executive officers whose salary exceeded $100,000 for the year ended December 31, 2001, (iii) each person who is known to our company to own beneficially more than 5% of the common stock, and (iv) all directors and executive officers of our company as a group. Unless otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                                               Number of Shares    % of Total
            Beneficial Owner (1)                              Beneficially Owned Outstanding (2)
            --------------------                              ------------------ ---------------
Wallace R. Weitz & Company (3)...............................     7,025,500           16.7%
Dimensional Fund Advisors (4)................................     2,713,760            6.4
Michael S. Riley (5).........................................     5,208,909           11.9
Richard S. Cupp..............................................            --              *
Theodore R. Maloney..........................................            --              *
Charles E. Underbrink........................................            --              *
Robert S. Muehlenbeck (6)....................................       271,698              *
Paul B. Lasiter (7)..........................................       243,137              *
Irwin L. Gubman (8)..........................................       714,839            1.6
Brad S. Plantiko (9).........................................       735,999            1.7
David I. Hughes (10).........................................        95,000              *
William D. Hourigan (11).....................................       140,067              *
All Directors and Officers as a Group (10 persons)(12).......     7,409,649           16.9%

--------
* Less than 1%.

(1) Each of such persons may be reached through our company at 23550 Hawthorne Boulevard, Building One, Suite 110, Torrance, California 90505, telephone
    (310) 373-1704.

(2) Percentage ownership is based on 43,736,620 shares of common stock outstanding at January 31, 2002.

(3) Based upon a Schedule 13G filed with our company reflecting beneficial ownership at December 31, 2001. The shares are owned by various investment advisory clients of Wallace R. Weitz & Co., which is deemed a beneficial owner of the shares only by virtue of the direct or indirect investment and/or voting discretion they possess pursuant to the provisions of investment advisory agreements with such clients.

(4) Based upon a Schedule 13G filed with our company reflecting beneficial ownership at December 31, 2001.

(5) Includes 1,520,727 shares directly owned by Mr. Riley and 3,688,632 shares held by Imperial Holdings Group, of which Mr. Riley is a 50% non-managing member, according to his Form 3 provided to our company on April 12, 2002.

(6) Includes 135,022 shares subject to stock options exercisable within 60 days of January 31, 2002.

(7) Includes 85,000 shares subject to stock options exercisable within 60 days of January 31, 2002.

(8) Includes 546,800 shares subject to stock options exercisable within 60 days of January 31, 2002.

(9) Includes 584,000 shares subject to stock options exercisable within 60 days of January 31, 2002.

(10) Includes 75,000 shares subject to stock options exercisable within 60 days of January 31, 2002.

(11) Includes 130,000 shares subject to stock options exercisable within 60 days of January 31, 2002.

(12) Includes 1,555,822 shares subject to stock options exercisable within 60 days of January 31, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS

   In December 1999, we loaned H. Wayne Snavely, Brad S. Plantiko, Irwin L. Gubman and Paul B. Lasiter each $61,050 in connection with their purchase of $81,400 of Imperial Credit Asset Resolution, Inc. ("ICARI"), Preferred Stock. ICARI is a 100% owned consolidated subsidiary of our parent company, ICII. Each loan is evidenced by a promissory note maturing on December 22, 2019, and is secured by the Preferred Stock of ICARI purchased by each of the above named executive officers. Each note bears interest at an annual rate of 10.4% and is payable in semi-annual installments commencing June 15, 2000. At March 30, 2002, the outstanding balance of each note was $61,050 for each of the above named executive officers other than Mr. Snavely. Mr. Snavely's note was repaid during 2001. Each of these loans was made in our ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectibility or present other unfavorable features.

   In October 2000, we loaned Paul B. Lasiter $30,525 in connection with the purchase of $40,700 of ICARI, Preferred Stock. In August 2001, we loaned Paul
B. Lasiter an additional $30,525 in connection with the purchase of an additional $40,700 of ICARI, Preferred Stock. These loans are both evidenced by promissory notes maturing on December 22, 2019, and are secured by the Preferred Stock of ICARI purchased by Mr. Lasiter. The 2001 and 2000 notes bear interest at an annual rate of 10.4% which is payable in semi-annual installments commencing June 15, 2001 and December 15, 2000, respectively. At March 30, 2001, the outstanding balance of these notes was $61,050. These loans were made in our ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectibility or present other unfavorable features.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IMPERIAL CREDIT INDUSTRIES, INC

                                          By:...     /s/   RICHARD S. CUPP

                                                 -------------------------------
                                                    Richard S. Cupp
                                                Chief Executive Officer

Date: March 30, 2002

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael S. Riley and Irwin L. Gubman and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection wherewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Signature                       Title                  Date
          ---------                       -----                  ----

    /s/  MICHAEL S. RILEY     Chairman of the Board,        March 30, 2002
-----------------------------   Director
     (Michael S. Riley)

    /s/   RICHARD S. CUPP     Vice Chairman of the Board,   March 30, 2002
-----------------------------   and Chief Executive
      (Richard S. Cupp)         Officer, Director
                                (Principal Executive
                                Officer)

    /s/  BRAD S. PLANTIKO     President, Chief Financial    March 30, 2002
-----------------------------   Officer, and Chief
     (Brad S. Plantiko)         Operating Officer
                                (Principal Financial
                                Officer)

 /s/  ROBERT S. MUEHLENBECK   Director                      March 30, 2002
-----------------------------
   (Robert S. Muehlenbeck)

  /s/  THEODORE R. MALONEY    Director                      March 30, 2002
-----------------------------
    (Theodore R. Maloney)

   /s/  CHARLES UNDERBRINK    Director                      March 30, 2002
-----------------------------
    (Charles Underbrink)

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8K

   (a)  Exhibits are listed in the table below.

 Exhibit
 Number                                        Description of Exhibit
 ------                                        ----------------------
  3.1(S)   Articles of Incorporation, as amended of Registrant.
  3.2(S)   Bylaws of Registrant.
  4.1(S)   Form of common stock Certificate.
   4.2#    Indenture relating to 9 7/8% Senior Notes, dated January 23, 1997, with forms of 9 7/8% Senior
           Notes.
   4.3+    Certificate of Trust of Imperial Credit Capital Trust I.
   4.4+    Amended and Restated Declaration of Trust of Imperial Credit Capital Trust I, with form of
           Remarketed Redeemable Par Securities, dated June 9, 1997.
   4.5+    Indenture relating to the Resettable Rate Debentures, dated June 9, 1997, with forms of
           Resettable Rate Debentures.
   4.6+    Remarketing Agreement, by and among, the Registrant, the Trust and Lehman Brothers, Inc., dated June 9, 1997.
   4.7+    Guarantee Agreement by the Registrant, for the benefit of the Holders of Remarketed
           Redeemable Par Securities, Series B.
 10.1(S)   Form of Indemnification Agreement for directors and officers.
 10.2(S)   1992 Incentive Stock Option Plan and Nonstatutory Stock Option Plan and form of Stock
           Option Agreement thereunder.
  10.3*    1996 Stock Option, Deferred Stock and Restricted Stock Plan effective June 21, 1996.
  10.4(S)  Senior Management Stock Option Agreement dated effective January 1, 1992 by and Between
           Registrant and H. Wayne Snavely.
  10.5**   Senior Management Stock Option Agreement dated effective January 1, 1992 by and Between
           Registrant and Joseph R. Tomkinson.
  10.6**   Senior Management Stock Option Agreement dated effective January 1, 1992 by and Between
           Registrant and Stephen J. Shugerman.
  10.7**   Amendment No. 1 to Senior Management Stock Option Agreement by and between Registrant and H. Wayne Snavely, effective January 1, 1992.
  10.8**   Amendment No. 1 to Senior Management Stock Option Agreement by and between Registrant and Joseph R. Tomkinson, effective January 1, 1992.
  10.9**   Amendment No. 1 to Senior Management Stock Option Agreement by and between Registrant and Stephen J. Shugerman, effective January 1, 1992.
  10.10**  Amendment No. 2 to Senior Management Stock Option by and between Registrant and H.
           Wayne Snavely, effective September 30, 1995.
  10.11**  Amendment No. 2 to Senior Management Stock Option by and between Registrant and Joseph
           R. Tomkinson, effective September 30, 1995.
  10.12**  Amendment No. 2 to Senior Management Stock Option by and between Registrant and Stephen
           J. Shugerman, effective September 30, 1995.
  10.13*** Employment agreement dated January 1, 1997 by and between Registrant and H. Wayne
           Snavely.

 Exhibit
 Number                                       Description of Exhibit
 ------                                       ----------------------
  10.15*** Employment agreement dated January 1, 1997 by and between Registrant and Stephen J.
           Shugerman.
  10.16*** Registration Rights Agreement dated August 26, 1997, by and among Registrant, FLRT, Inc., and Franchise Mortgage Acceptance Company.
 10.17+    Agreement for Purchase and Sale of Real Estate Loans between Southern Pacific Bank and
           Imperial Credit Commercial Mortgage Investment Corp., dated October 1, 1997.
 10.18+    Agreement for Purchase and Sale of Mortgage-Backed Securities between Southern Pacific
           Bank and Imperial Credit Commercial Mortgage Investment Corp., dated October 22, 1997.
 10.19+    Agreement for Purchase of Mortgage-Backed Securities between Registrant and Imperial Credit
           Commercial Mortgage Investment Corp., dated October 22, 1997.
 10.20***  Registration Rights Agreement dated December 29, 1997, by and between ICAI and IMH.
 10.21***  Termination Agreement dated December 19, 1997, by and between ICAI and IMH.
 10.22***  Promissory Note Secured by Stock Pledge and Deed of Trust dated October 21, 1997, Between
           Registrant and H. Wayne Snavely.
 10.24##   Deferral of Executive Compensation Plan effective July 1, 1998.
 10.25##   Deferral of Executive Compensation Plan, Plan I, effective January 1, 1999.
 10.26##   Deferral of Executive Compensation Plan, Plan II, Effective January 1, 1999.
 10.28##   Termination Protection Agreement, effective January 27, 1999, by and between Registrant and
           H. Wayne Snavely.
 10.29##   Termination Protection Agreement, effective as of January 27, 1999, by and between Registrant and Irwin L. Gubman.
 10.30##   Termination Protection Agreement, effective as of January 27, 1999, by and between Registrant and Brad S. Plantiko.
 10.31***  Employment Agreement dated September 18, 1995, by and between Registrant and Scott B.
           Sampson.
 10.32##   Amendment to Employment Agreement by and between Registrant and Scott B. Sampson,
           Effective September 1, 1998.
 10.33###  Asset Purchase Agreement by and between Registrant and Imperial Bank, dated October 1,
           1999.
 10.34###  Servicing Agreement between Registrant and Imperial Bank, effective October 1, 1999.
 10.35###  Assignment and Assumption Agreement, dated October 1, 1999, between Imperial Bank and
           Registrant.
 10.36###  Services Agreement between Registrant and Southern Pacific Bank, effective October 1, 1999.
 10.37###  Severance Agreement between The Lewis Horwitz Organization and Imperial Bank, effective
           September 30, 1999.
 10.38###  General Assignment and Assumption of Loan between Imperial Bank and Registrant, dated
           October 1, 1999.
 10.39###  Form of Endorsement to Note between Imperial Bank and the Registrant, dated October 1, 1999.
 10.40###  Employment Severance Agreement, Settlement Agreement and General Release, effective
           September 1, 1999, between Registrant and Stephen J. Shugerman.
 10.41###  Employment Severance Agreement, Settlement Agreement and General Release, effective
           September 30, 1999, between Registrant and Kevin E. Villani.

Exhibit
Number                                       Description of Exhibit
------                                       ----------------------
 10.42   Amended Termination Protection Agreement, effective January 27, 1999, by and between
         Registrant and H. Wayne Snavely which supersedes exhibit 10.28##.
 10.43   Amended Termination Protection Agreement, effective January 27, 1999, by and between
         Registrant and Irwin L. Gubman which supersedes exhibit 10.29##.
 10.44   Amended Termination Protection Agreement, effective January 27, 1999, by and between
         Registrant and Brad S. Plantiko which supersedes exhibit 10.30##.
  10.45  Employment Severance Agreement, Settlement Agreement and General Release, Effective August
         1, 2001, by and between Registrant and H. Wayne Snavely.
  10.46  Independent Contractor Agreement, Effective September 1, 2001, by and between Registrant and
         Seacor, Inc.
  10.47  Employment and Non-Competition Agreement, Effective January 2, 2002, by and between Southern
         Pacific Bank and Richard S. Cupp.
 11      Statement Regarding Computation of Earnings Per Share.
 20.1.1  Master Recapitalization Agreement, dated March 29, 2001####.
 20.1.2  Exchange Note Registration Rights Agreement, dated March 29, 2001####.
 20.1.3  Form of Senior Secured Note, dated March 29, 2001####.
 20.1.4  Collateral Agency and Security Agreement, date March 29, 2001####.
  20.1.5 Standstill, Forbearance and Amendment Agreement, Effective February 19, 2002, by and between the Registrant and the holders of the Senior Secured Notes.
  20.1.6 Form of Senior Secured Note-Series B, Dated March 15, 2002
  20.1.7 Exchange Notes Registration Rights Agreement, Effective March 15, 2002, by and between
         Registrant and the Stephen Adams Living Trust.
  20.1.8 Restructuring Agreement, Effective February 19, 2002, by and between Registrant and the Stephen
         Adams Living Trust.
  20.1.9 Amendment No. 1 to Amended and Restated Collateral Agency and Security Agreement, Effective
         February 19, 2002, by and between the Registrant, Wilmington Trust Company, the Senior Secured
         Debt Purchasers, and Chase Manhattan Bank as Trustee for the Convertible Subordinated Debt
         Purchasers.
20.1.10  New Debt Collateral Agency and Security Agreement, Effective February 19, 2002, by and between
         Registrant and Wilmington Trust Company as Collateral Agent for the holders of Senior Secured
         Debt.
 21      Subsidiaries of Registrant.
 23.1.1  Consent of KPMG LLP.
 24      Power of Attorney (included on signature page of Form 10-K).

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

+ Incorporated by reference to Imperial Credit Commercial Mortgage Investment Corp.'s Form 10-Q for the quarter ended September 30, 1997.

## Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

### Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

#### Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

   (b) Report on Form 8-K

   The Registrant filed the following Report on Form 8-K during the three-months ended December 31, 2001; on December 4, 2001, the Registrant filed a press release announcing the appointment of banking veteran Richard S. Cupp as President, Chairman and Chief Executive Officer of Southern Pacific Bank.