Form 10-Q
period 2002-03-31
IMPERIAL CREDIT INDUSTRIES INC
filed 2002-05-20
CIK 883811

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                  ---------------------------------------------

                         Commission File number: 0-19861

                        IMPERIAL CREDIT INDUSTRIES, INC.

                CALIFORNIA                              95-4054791
                ----------                              ----------
      (State or other jurisdiction of                  (IRS Employer
      incorporation or organization)              Identification Number)

                23550 Hawthorne Boulevard, Building 1, Suite 210
                           Torrance, California 90505
                                 (310) 373-1704

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

                 Class                    Shares Outstanding at May 20, 2002
                 -----                    ----------------------------------
       Common Stock, no par value                     42,141,098

================================================================================

                        IMPERIAL CREDIT INDUSTRIES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS
                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

Item 1.   Financial Statements                                                                               Page
          --------------------                                                                               ----
          Consolidated Balance Sheets - March 31, 2002 and December 31, 2001. ..........................       3
          Consolidated Statements of Operations and Comprehensive (Loss) Income  - Three
              Months Ended March 31, 2002 and 2001 .....................................................       4
          Consolidated Statements of Cash Flows - Three Months Ended March 31, 2002 and 2001 ...........       5
          Consolidated Statement of Changes in Shareholders' Deficit - Three Months
              Ended March 31, 2002 .....................................................................       6
          Notes to Consolidated Financial Statements. ..................................................       7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ........      13
          -------------------------------------------------------------------------------------

Item 3.   Quantitative and Qualitative Disclosures about Market Risk. ..................................      31
          ----------------------------------------------------------

                                          PART II - OTHER INFORMATION
                                          ---------------------------

Item 1.   Legal Proceedings ............................................................................      31
Item 2.   Changes in Securities ........................................................................      32
Item 3.   Defaults Upon Senior Securities ..............................................................      32
Item 4.   Submission of Matters to a Vote of Security Holders ..........................................      32
Item 5.   Other Information ............................................................................      32
Item 6.   Exhibits and Reports on Form 8-K. ............................................................      32
          Signatures ...................................................................................      33


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

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                        IMPERIAL CREDIT INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (unaudited)

                                                                                                     March 31,        December 31,
                                                                                                       2002               2001
                                                                                                       ----               ----
                                            ASSETS
Cash ...........................................................................................    $   151,573       $    117,219
Interest bearing deposits ......................................................................         21,034             16,071
Investment in Federal Home Loan Bank stock .....................................................          5,265              6,070
Trading securities, at market ..................................................................         15,132             58,315
Available for sale securities, at market .......................................................         87,772             62,483
Loans and leases held for sale, net ............................................................        158,628            126,427
Loans and leases held for investment, net of unearned income and deferred loan fees ............        980,804          1,149,099
   Less: allowance for loan and lease losses ...................................................        (75,683)           (72,252)
                                                                                                    -----------       ------------
Loans held for investment, net .................................................................        905,121          1,076,847
Real property ..................................................................................          5,409              4,741
Accrued interest receivable ....................................................................          6,914              8,612
Premises and equipment, net ....................................................................          6,774              7,285
Other real estate owned and other repossessed assets, net ......................................         10,917             12,157
Goodwill .......................................................................................         19,853             19,853
Other assets ...................................................................................         19,442             22,337
Net assets of discontinued operations ..........................................................             --              4,812
                                                                                                    -----------       ------------
         Total assets ..........................................................................    $ 1,413,834       $  1,543,229
                                                                                                    ===========       ============

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits .......................................................................................    $ 1,171,507       $  1,227,850
Borrowings from Federal Home Loan Bank .........................................................         75,000             75,000
Senior secured debt ............................................................................         22,601             16,200
Secured convertible notes ......................................................................             --             10,000
Exchange notes .................................................................................        160,962            166,374
Remarketed par securities ("ROPES") ............................................................          1,040              1,040
Senior notes ...................................................................................         26,845             26,839
Other borrowings ...............................................................................          1,220             41,120
Accrued interest payable .......................................................................          5,868              7,965
Accrued income taxes payable ...................................................................         34,522             34,323
Minority interest in consolidated subsidiaries .................................................          1,141              1,116
Other liabilities. .............................................................................         10,426             13,267
                                                                                                    -----------       ------------
         Total liabilities .....................................................................      1,511,132          1,621,094
                                                                                                    -----------       ------------

Shareholders' equity:
Preferred stock, 8,000,000 shares authorized; none issued or outstanding .......................             --                 --
Common stock, no par value. Authorized 80,000,000 shares; 42,141,098, and 42,180,798 shares
   issued and outstanding at March 31, 2002 and December 31, 2001, respectively ................        113,079            113,142
Accumulated deficit ............................................................................       (215,049)          (196,487)
Shares held in deferred executive compensation plan. ...........................................          4,690              4,655
Accumulated other comprehensive income-unrealized gain on securities available for sale, net ...            (18)               825
                                                                                                    -----------       ------------
   Total shareholders' deficit .................................................................        (97,298)           (77,865)
                                                                                                    -----------       ------------
   Total liabilities and shareholders' deficit .................................................    $ 1,413,834       $  1,543,229
                                                                                                    ===========       ============

           See accompanying notes to consolidated financial statements

                        IMPERIAL CREDIT INDUSTRIES, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
                  (Dollars in thousands, except per share data)
                                   (unaudited)

                                                                                                             Three Months Ended
                                                                                                                 March 31,
                                                                                                                 ---------
Interest Income:                                                                                             2002          2001
                                                                                                             ----          ----
    Interest on loans and leases...................................................................       $  23,619      $ 43,256
    Interest on investments........................................................................           1,657         5,020
    Interest on other finance activities...........................................................              --           330
                                                                                                          ---------      --------
       Total interest income.......................................................................          25,276        48,606
                                                                                                          ---------      --------
Interest Expense:
    Interest on deposits...........................................................................          12,197        26,589
    Interest on other borrowings...................................................................             466         1,701
    Interest on long term debt.....................................................................           3,939         5,740
                                                                                                          ---------      --------
       Total interest expense......................................................................          16,602        34,030
                                                                                                          ---------      --------
       Net interest income.........................................................................           8,674        14,576
    Provision for loan and lease losses............................................................          28,637         4,625
                                                                                                          ---------      --------
       Net interest (expense) income after provision for loan and lease losses.....................         (19,963)        9,951
Fee and Other Income:
    Gain on sale of loans and leases...............................................................             265           102
    Asset management fees..........................................................................             525           842
    Loan servicing income..........................................................................             650         1,368
    Gain on sale of securities.....................................................................             324           130
    Equity in net income of Imperial Capital Group.................................................              --           912
    Mark-to-market gains (losses) on securities and loans held for sale............................             314        (1,822)
    Rental income..................................................................................             538         2,009
    Other income...................................................................................           1,762         2,552
                                                                                                          ---------      --------
       Total fee and other income..................................................................           4,378         6,093
                                                                                                          ---------      --------
Noninterest Expenses:
    Personnel......................................................................................           6,506         6,826
    Commission.....................................................................................             250           487
    Amortization of servicing rights...............................................................              55           106
    Occupancy......................................................................................             932         1,034
    Data processing................................................................................             338           238
    Net expenses of other real estate owned........................................................             240            92
    Legal and professional services................................................................           1,448         1,499
    Collection costs...............................................................................           1,040         1,662
    FDIC insurance premiums........................................................................             940           524
    Telephone and other communications.............................................................             249           364
    Amortization of goodwill, net..................................................................              --          (722)
    Real property..................................................................................              --           582
    Depreciation - real property...................................................................             943           382
    General and administrative.....................................................................           2,807         3,044
                                                                                                          ---------      --------
       Total expenses..............................................................................          15,748        16,118
    Loss from continuing operations before income taxes,
       minority interest and extraordinary item....................................................         (31,333)          (74)
    Income taxes...................................................................................         (13,161)           --
    Minority interest in income of consolidated subsidiaries.......................................              32            32
                                                                                                          ---------      --------
     Loss from continuing operations before extraordinary item.....................................         (18,204)         (106)
    Operating losses from discontinued operations of AMN, net of income taxes......................              --          (200)
                                                                                                          ---------      --------
     Loss before extraordinary item................................................................         (18,204)         (306)
    Extraordinary item--Gain on early extinguishment of debt, net of income taxes..................            (358)          618
                                                                                                          ---------      --------
       Net (loss) income...........................................................................       $ (18,562)     $    312
                                                                                                          =========      ========
Comprehensive (loss) income:
     Other comprehensive (loss) income, net........................................................            (843)          318
                                                                                                          ---------      --------
       Comprehensive (loss) income.................................................................       $ (19,405)     $    630
                                                                                                          =========      ========
Basic and diluted (loss) income per share:
    (Loss) income from continuing operations.......................................................       $   (0.43)     $     --
    Operating loss from discontinued operations, net of income taxes...............................              --         (0.01)
    Extraordinary item--(Loss) gain on early extinguishment of debt, net of income taxes...........           (0.01)         0.02
                                                                                                          ---------      --------
       Net (loss) income per common share..........................................................       $   (0.44)     $   0.01
                                                                                                          =========      ========

           See accompanying notes to consolidated financial statements

                        IMPERIAL CREDIT INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                    Three Months Ended March 31,
                                                                                                    ----------------------------
                                                                                                        2002           2001
                                                                                                        ----           ----
                                                                                                          (In thousands)
Cash flows from operating activities:
   Loss from continuing operations ............................................................      $  (18,204)    $    (106)
   Adjustments to reconcile net income from continuing operations to net cash (used in)
    provided by operating activities:
     Provision for loan and lease losses ......................................................          28,637         4,625
     Mark-to-market on securities and loans held for sale .....................................            (314)        1,822
     Depreciation .............................................................................           1,976         1,525
     Amortization of goodwill .................................................................              --          (722)
     Amortization of servicing rights .........................................................              55           106
     Amortization and accretion of premiums and discounts .....................................             959        (1,174)
     Gain on sale of loans and leases .........................................................            (265)         (102)
     Equity in net income of ICG ..............................................................              --          (912)
     Gain on sale of securities ...............................................................            (324)         (130)
     Loss on sale of OREO .....................................................................              60            69
     Writedowns of OREO .......................................................................             180           116
     Originations of loans held for sale ......................................................         (23,218)      (60,206)
     Sales and collections on loans held for sale .............................................          40,559        66,869
     Sales and collections of trading securities ..............................................          43,179        58,580
     Sales and collections of real property ...................................................              --        12,776
     Net change in retained interest in loan and lease securitizations ........................              --         2,003
     Other, net.                                                                                            759        (4,690)
                                                                                                     ----------     ---------
   Net cash provided by operating activities ..................................................          74,039        80,449
                                                                                                     ----------     ---------
   Cash flows from investing activities:
     Net (increase) decrease in interest bearing deposits .....................................          (4,963)       86,125
     Purchases of securities available for sale ...............................................         (30,305)           --
     Proceeds from sale of securities available for sale ......................................           7,253         2,874
     Net change in loans held for investment ..................................................          93,967       (80,260)
     Proceeds from sale of other real estate owned ............................................           1,593           903
     Purchases of real property ...............................................................          (1,611)       (4,351)
     Purchases of premises and equipment ......................................................            (495)       (3,094)
     Redemption of FHLB Stock .................................................................             885            --
                                                                                                     ----------     ---------
   Net cash provided by investing activities ..................................................          66,324         2,197
                                                                                                     ----------     ---------
   Cash flows from financing activities:
     Net decrease in deposits .................................................................         (56,343)       (9,047)
     Advances from Federal Home Loan Bank .....................................................              --        30,000
     Repayments of advances from Federal Home Loan Bank .......................................              --       (45,000)
     Net change in other borrowings ...........................................................         (39,900)      (49,140)
     Repayment of Secured Convertible Notes ...................................................          (1,295)           --
     Net decrease in Exchange Notes ...........................................................          (8,469)           --
     Issuance of Senior Secured Debt ..........................................................              --        16,200
     Net change in minority interest ..........................................................              25            25
     Repurchase of Common Stock ...............................................................             (28)           --
                                                                                                     ----------     ---------
   Net cash used in financing activities ......................................................        (106,010)      (56,962)
                                                                                                     ----------     ---------
   Net change in cash .........................................................................          34,353        25,684
   Cash at beginning of period ................................................................         117,219        30,938
                                                                                                     ----------     ---------
   Cash at end of period ......................................................................      $  151,572     $  56,622
                                                                                                     ==========     =========
Significant non-cash activities:
   Reduction of ICG Note Receivable in non-cash exchange of repurchase of ROPES ...............              --         1,210
   Cancellation of Secured Convertible Notes in non-cash issuance of Exchange Notes ...........           2,000            --
   Cancellation of Secured Convertible Notes in non-cash issuance of Senior Secured Notes
     Series B .................................................................................           6,383            --


           See accompanying notes to consolidated financial statements

                        IMPERIAL CREDIT INDUSTRIES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                 (In thousands)
                                   (unaudited)

                                                                                          Shares held in
                                                                                             Deferred     Accumulated
                                                       Number of                             Executive       Other         Total
                                                         shares    Common    Accumulated   Compensation  Comprehensive Shareholders'
                                                      outstanding   Stock      Deficit         Plan          Income       Deficit
                                                      -----------   -----      -------         ----          ------       -------
Balance, December 31, 2001 .........................    42,181    $113,142  $(196,487)       $4,655          $  825     $(77,865)
Stock issued in debt restructuring .................        32          --         --            --              --           --
Stock retirement ...................................       (72)        (28)        --            --              --          (28)
Stock held in deferred executive compensation
   plan ............................................        --         (35)        --            35              --           --
Unrealized loss on securities available for
   sale, net .......................................        --          --         --            --            (843)        (843)
Net loss for the three-months ended March 31,
   2002 ............................................        --          --    (18,562)           --              --      (18,562)
                                                        ------    --------  ---------        ------          ------     --------
Balance, March 31, 2002 ............................    42,141    $113,079  $(215,049)       $4,690          $  (18)    ($97,298)
                                                        ======    ========  =========        ======          ======     ========


           See accompanying notes to consolidated financial statements

                        IMPERIAL CREDIT INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

       The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2001. All material inter-company balances and transactions with consolidated subsidiaries have been eliminated.

       KPMG LLP, the independent auditors of Imperial Credit Industries, Inc. ("ICII"), have expressed their opinion that the consolidated financial statements of ICII at and for the year ended December 31, 2001 were prepared in accordance with accounting principles generally accepted in the United States of America and present fairly, in all material respects, the financial condition of ICII and its subsidiaries as of December 31, 2001, but based on the financial condition of ICII and the risk of conservatorship or receivership for the Bank, among other matters, their opinion includes an explanatory paragraph regarding uncertainty as to whether ICII can continue as a going concern. The descriptions of the results of operations, financial condition and business of ICII and the consolidated financial statements of ICII contained herein have been prepared on a going concern basis, and do not include any adjustments that might result from the outcome of the uncertainties relating to regulatory capital compliance referred to above and described elsewhere herein and potential defaults on outstanding debt securities of ICII. See Note 4.

       In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. Prior year's consolidated financial statements have been reclassified to conform to the 2002 presentation.

2.     Loss Per Share Information

       The following table reconciles the number of shares used in the computations of basic and diluted loss per share for the three months ended March 31, 2002 and 2001:

                                                                               For the
                                                                            Quarter Ended
                                                                              March 31,
                                                                              ---------
                                                                         2002            2001
                                                                         ----            ----
Weighted-average common shares outstanding used to compute
   basic (loss) income per share .................................    42,154,372      32,096,361
Assumed common shares issued on exercise of stock
   options .......................................................            --          26,978
                                                                      ----------      ----------

Number of common shares used to compute diluted
   (loss) income per share .......................................    42,154,372      32,123,339
                                                                      ==========      ==========


       At March 31, 2002, securities that could potentially dilute basic EPS including 5.8 million options and 9.1 million warrants were not included in the computation of basic EPS because to do so would have been antidilutive.

3.     Regulatory and other Capital Activities

       Our largest subsidiary is Southern Pacific Bank ("SPB"), a Federal Deposit Insurance Corporation ("FDIC") insured depository institution. SPB had Tier 1 Leverage and Total Risk-based Capital ratios of 4.23% and 6.29%, at March 31, 2002 as compared to 3.05% and 6.38% at December 31, 2001, respectively. On January 22, 2002, ICII entered into an exchange agreement to convert its $20.0 million investment in SPB's subordinated debt and its $50.0 million investment in SPB's preferred stock into common equity capital of SPB in order to improve SPB's Tier 1 Leverage capital ratio. In addition to these conversions, ICII also contributed $5.0 million in the form of common equity to SPB in order to improve SPB's Tier 1 Leverage capital ratio.

       In accordance with the FDIC's prompt corrective action regulations, SPB prepared and submitted a capital restoration plan that described the steps and the time that SPB will need to restore its capital to a well-capitalized level. The plan was submitted for approval to the FDIC on March 1, 2002. On April 26, 2002, the FDIC determined the plan was unacceptable as submitted and

                        IMPERIAL CREDIT INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

requested additional information and certain revisions in order to reflect an increase in SPB's regulatory capital to 9% Tier 1 Risk-based Capital and 12% Total Risk-based Capital levels by December 31, 2002 before the FDIC would grant its approval of the plan. On May 9, 2002, SPB submitted the additional requested information, and the required revised plan to the FDIC. SPB remains subject to the previously disclosed regulatory orders, issued in December 2000, that prohibits SPB's payment of dividends without regulatory approval, required classified asset reductions, imposed lending policy restrictions, and required SPB to increase its regulatory capital to 9% Tier 1 Risk-based Capital and 12% Total Risk-based Capital levels, each of which is substantially above the "well capitalized" minimum levels for FDIC insured institutions. Approximately $66.6 million of additional Tier 1 capital was needed to meet the requirements set forth in the regulatory orders at March 31, 2002. Further additional capital contributions are needed in order to meet the capital levels required under the regulatory orders.

       At March 31, 2002, SPB had $1.134 billion of outstanding loans and securities, as compared to $1.249 billion at December 31, 2001. This reduction in SPB's assets was the result of management's adherence to the provisions of SPB's initial capital restoration plan. SPB has retained a financial advisor and lead underwriter to raise capital for SPB. Under the capital raising proposal, SPB will raise up to a net $55 million through the issuance of SPB's common stock to new investors. The capital raise is intended to be completed in the second quarter of 2002. In addition to the capital raise, ICII plans to infuse up to an additional $5.0 million into SPB during 2002. Additional capital above the proposed maximum net $55 million capital raise or further asset reductions may be necessary to achieve required capital ratios depending on future results of operations. Additionally, as a part of management's efforts to restore SPB to profitability, SPB continued to reduce its noninterest expenses, including a 9.3% reduction in its Full Time Equivalent ("FTE") employees in April 2002.

4.     Debt Restructuring and Potential Parent Company Restructuring

       In February 2002, we entered into a debt restructuring agreement with the holder of the $10.0 million Secured Convertible Notes. Under the agreement, the Convertible Notes were cancelled in exchange for ICII's payment of $1.0 million in cash and the issuance of $2.0 million of Exchange Notes and $6.4 million of newly issued Senior Secured Notes Series B (the "Secured Notes Series B"). The Secured Notes Series B issued in the debt restructuring agreement may be repaid in full for $3.4 million if paid on or before their maturity. We accounted for the debt restructuring in accordance with Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

       At the same time, ICII entered into a standstill agreement with the holders of $16.2 million of Senior Secured Notes issued in March 2001 which extended the maturity date of the Senior Secured Notes from April 30, 2002 to June 28, 2002, or July 15, 2002 under certain circumstances. As part of the standstill agreement, we agreed that the holders of the Senior Secured Notes would not be required to exchange such notes for Exchange Notes and that interest on the Senior Secured Notes would increase from 12% annually in April 2002 to 20% annually in June 2002 and thereafter. ICII also provided additional collateral, to be maintained at not less than $5 million, as security for the Secured Note holders.

       Management is currently working with its investment banking advisors on various alternatives to restructure the debt and capital of ICII. Options currently being explored include the exchange of ICII assets for outstanding debt, the exchange of ICII debt for equity in ICII or ICII's holdings of equity in SPB, and the liquidation of ICII's assets. The financial condition of ICII could ultimately result in a transfer of a substantial portion of its common stock ownership of SPB to the holders of ICII's debt obligations. However, we cannot predict whether the financial condition of ICII, or the actions of the holders of ICII's debt obligations would cause the California Department of Financial Institutions ("DFI") or FDIC to take adverse action with respect to SPB, including the appointment of a conservator or receiver. In such event, existing investments in ICII would likely become worthless.

                        IMPERIAL CREDIT INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

       The detail of debt is as follows:

                                                                                      At March 31,       At December 31,
                                                                                          2002                2001
                                                                                      ------------       --------------
                                                                                                (In thousands)
        Face amount of 10.25% remarketed par securities ("ROPES") due June
          2002 .................................................................      $      1,040       $        1,040
        Face amount of variable rate Senior Secured Notes due June 2002 ........            22,601               16,200
        Face amount of 12% Secured Convertible Notes due July 2005 .............                --               10,000
        Face amount of 12% Exchange Notes due June 2005 ........................           124,749              122,749
        Face amount of 9 3/4% Senior Notes due January 2004 ....................             7,419                7,419
        Face amount of 9 7/8% Senior Notes due January 2007 ....................            19,475               19,475
                                                                                      ------------       --------------
            Total face amount outstanding ......................................           175,284              176,883
                                                                                      ------------       --------------

        Accrued interest on Exchange Notes due June 2005 .......................            51,158               58,838
        Discount on Exchange Notes due June 2005 ...............................           (14,945)             (15,213)
        Discount on 9 3/4% Senior Notes due January 2004 .......................               (49)                 (55)
                                                                                      ------------       --------------
            Total debt outstanding .............................................      $    211,448       $      220,453
                                                                                      ============       ==============

5.      Trading Securities

The following table provides a summary of trading securities as of March 31, 2002 and December 31, 2001:

                                                                                             March 31,      December 31,
                                                                                                2002            2001
                                                                                            ------------    -----------
                                                                                                   (In thousands)
   U.S. Treasury Securities ..........................................................      $         --    $    40,105
   Interest-only securities ..........................................................             1,949          2,159
   Investment in total return swap--Pacifica Partners ILP ............................            13,183         16,051
                                                                                            ------------     ----------
            Total trading securities .................................................      $     15,132    $    58,315
                                                                                            ============     ==========

6.      Loan and Lease Commitments

        At March 31, 2002, our consolidated lending commitments for Coast Business Credit ("CBC"), the Loan Participation and Investment Group ("LPIG"), the Lewis Horwitz Organization ("LHO"), and Imperial Warehouse Finance, ("IWF") were as follows:

                                                                     Commitment            Funded            Unfunded
   Type of Lending Commitment                                          Amount              Amount           Commitment
   --------------------------                                        -----------        ------------       ------------
                                                                                       (In thousands)
    Loan and line commitments ..................................     $ 1,258,050        $   766,802        $   491,248
    Standby letters of credits .................................          22,327             22,327                 --
    Commercial letters of credits ..............................              73                 73                 --
                                                                     -----------       ------------        ------------
            Total commitments ..................................     $ 1,280,450        $   789,202        $   491,248
                                                                     ===========        ===========        ===========

                        IMPERIAL CREDIT INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.      Loans and Leases Held for Sale

        Loans and leases held for sale consisted of the following:

                                                                                  March 31,       December 31,
                                                                                    2002              2001
                                                                                 ---------        -----------
                                                                                        (In thousands)
    Loans secured by real estate:
          One-to-four family ...........................................         $     927        $       950
          Multifamily and commercial ...................................           131,268            123,677
                                                                                 ---------        -----------
                                                                                   132,195            124,627

          Leases .......................................................            21,499                 --
          Loan participation ...........................................             3,214                 --
          Installment loans ............................................             1,720              1,800
                                                                                 ---------        -----------
                   Total loans and leases held for sale ................         $ 158,628        $   126,427
                                                                                 =========        ===========

      The lower of cost or market reserve for loans held for sale was $200,000 and $511,000 at March 31, 2002 and December 31, 2001, respectively.

8.      Income Taxes

      Due to recurring losses, we have established a deferred tax asset valuation allowance of approximately $136.0 million at March 31, 2002. The future recognition of a net deferred tax asset is dependent upon a "more likely than not" expectation of the realization of the deferred tax asset, based upon the analysis of the available evidence. Such available evidence may include our company reporting operating profits in future periods, among other items. There can be no assurance that we will recognize any of our deferred tax asset in future periods. The valuation allowance at March 31, 2002 covers all of our gross deferred tax assets after allowable offsets of certain deferred tax liabilities. During the quarter ended March 31, 2002, we recorded income tax benefit of $13.2 million. The income tax benefit recorded during the quarter ended March 31, 2002 was the result of newly enacted legislation, which allowed our company to carry-back its net operating losses incurred in 2001 to the preceding five years. As a result, our company was able to obtain a $14.5 million tax refund from the Federal government. Partially offsetting this refund, we paid or accrued $1.3 million in income taxes during the quarter ended March 31, 2002.

      The anticipated restructuring of ICII and capital raising activities of SPB could result in the loss of our company's net operating loss carry-forwards.

9.      Liquidity and Capital Resources

        Parent Company

           We generate liquidity at ICII from a variety of sources, including interest income from loans and investments, income tax payments received from our subsidiaries, dividends from subsidiary earnings, and sales of non-core assets and investments. ICII's primary cash requirements include income tax payments and interest and principal payments on outstanding debt obligations. We also use available cash to infuse capital into our primary subsidiary SPB and make investments in our other subsidiaries. At March 31, 2002 cash and interest-bearing deposits available to ICII totaled $6.9 million as compared to $16.3 million at December 31, 2001. The decrease in cash since December 31, 2001 was primarily attributed to our investments in SPB, debt retirements, and interest payments on long-term debt. At March 31, 2002, the total outstanding principal balance of ICII's debt was $175.3 million and its total shareholders' deficit was $97.3 million.

      The detail of outstanding debt at ICII is as follows:


                                                                                      At March 31, 2002      At December 31,
                                                                                           2002                   2001
                                                                                           ----                   ----
                                                                                                  (In thousands)
                                                                                                  --------------

        Face amount of 10.25% remarketed par securities ("ROPES") due June 2002 ....     $    1,040            $    1,040
        Face amount of 12% Senior Secured Notes due June 2002 ......................         22,601                16,200
        Face amount of 12% Secured Convertible Notes due July 2005 .................             --                10,000
        Face amount of 12% Exchange Notes due June 2005 ............................        124,749               122,749
        Face amount of 9 3/4% Senior Notes due January 2004 ........................          7,419                 7,419
        Face amount of 9 7/8% Senior Notes due January 2007 ........................         19,475                19,475
                                                                                         ----------            ----------
            Total face amount outstanding ..........................................     $  175,284            $  176,883
                                                                                         ==========            ==========

      Interest is payable on June 15 and December 15 on the remarketed par securities, monthly on the Senior Secured Notes, January 30, and July 30 on the Exchange Notes, and July 15 and January 15 on the Senior Notes.

      The current amount of cash and interest-bearing deposits available to ICII is significantly less than the amount of its debt outstanding at March 31, 2002. The ability of ICII to repay its debt obligations in accordance with their stated terms is dependent on the future dividend payments from SPB to ICII and on the cash flows generated by ICII and other non-bank subsidiaries, primarily from asset sales.

      An industrial bank such as SPB may declare dividends only in accordance with California Law and FDIC regulations, which impose legal limitations on the payment of dividends. In December 2000 SPB consented to the issuance of the FDIC Order and the DFI Order (the "Orders"). Under its Orders, SPB is prohibited from paying cash dividends without the prior approval of the DFI and the FDIC. Because cash dividends reduce the regulatory capital of SPB, and because of the restrictions contained in the Orders, it is unlikely that SPB will pay cash dividends in the near future and there is no assurance that SPB will ever resume paying cash dividends. The continued prohibition against SPB paying cash dividends, unless approved in advance by the DFI and FDIC, will adversely affect our ability to make required payments of interest and principal on our indebtedness as early as July 15, 2002. Our ability to make scheduled payments of the principal of, or to pay the interest on, our indebtedness will depend upon the ability of ICII to sell assets and SPB to obtain regulatory approvals necessary to permit it to pay ICII dividends, as well as upon on our future performance and that of SPB which, to a substantial extent, are subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

      As SPB is currently unable to pay us dividends due to the reasons discussed above, certain of these assets must be liquidated in order for ICII to continue servicing its existing indebtedness. The amount of net proceeds and the related gain or loss on the sale of these assets are dependent on the interest rate environment, the credit quality of the asset sold, general economic conditions, and other factors affecting the financial markets at the time of such sales, if any. Additionally, management and the board may conclude that the proceeds from such asset sales could best be used to provide additional capital to SPB. To the degree that sales proceeds are infused into SPB, these funds would not be available to meet the obligations of ICII.

      By July 15, 2002 ICII will require approximately $28.4 million to both 1) repay the amount of principal owed to the Senior Secured note holders and 2) make the scheduled interest payments on our other notes. At March 31, 2002, cash and interest-bearing deposits available to ICII totaled $6.9 million. Our ability to generate the funds required by July 15, 2002 is solely dependent on the asset sales discussed above. If we are not able to generate sufficient liquidity to meet these obligations, either from asset sales or from operations, our creditors may force ICII into involuntary bankruptcy or ICII may file for protection under the Bankruptcy Code. There can be no assurance ICII will be able to service its outstanding indebtedness during 2002. There can also be no assurance that ICII will regain efficient access to the capital markets in the future or that financing will be available to satisfy ICII's operating and debt service requirements or to fund our future growth.

                        IMPERIAL CREDIT INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.       Business Segments

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

                     Core Business Segments                                   Non Core Business Segments
                     ----------------------                                   --------------------------
       1. Coast Business Credit                               5.  Loan Participation and Investment Group
       2. Imperial Warehouse Finance                          6.  Imperial Business Credit
       3. The Lewis Horwitz Organization                      7.  Asset Management Activities*
       4. Income Property Lending Division                    8.  Other Operations
                                                              9.  De-emphasized/Discontinued/ Exited Business


       The following is a summary of our results of operations and total assets by business line for the three months ended March 31, 2002 as compared to the same period at or ending March 31, 2001 (in thousands):

                                                             At or for the Three Months Ended March 31,
                                                             ------------------------------------------
                                                              Net Revenue          Income (Loss) from
                                    External Net               From Other         Continuing Operations
(In thousands)                        Revenue               Operating Units    Before Extraordinary Items       Total Assets
--------------                        -------               ---------------    --------------------------       ------------
Business Line                     2002        2001         2002         2001       2002          2001        2002         2001
                                  ----        ----         ----         ----       ----          ----        ----         ----
Coast Business Credit          $  (7,485)   $ 10,541      $    --      $   --    $ (7,778)     $  3,765   $  501,213   $  805,195
Imperial Warehouse Finance(1)        714      (1,477)          --          --        (390)       (2,849)     163,416      180,995
The Lewis Horwitz                   (106)        960           --          --        (735)         (206)     176,608      158,851
Organization
Income Property Lending
  Division                         2,458       3,903           --          --         (55)        1,645      334,860      412,442
Loan Participation and
     Investment Group             (9,939)       (326)          --          --      (5,974)         (636)      60,448      143,493
Imperial Business Credit             991       1,208            3          77         (53)         (310)      19,455       29,521
Asset Management Activities*         525         838          (13)        (26)        (65)          110           70          219
Other Operations                  (3,982)     (3,469)          14         343      (3,504)       (4,140)     194,008      289,827
De-emphasized/Discontinued
   /Exited Businesses              1,201       4,018           (4)       (394)        313         2,667       86,180      230,985
Eliminations                          38        (152)          --          --          37          (152)    (122,424)    (195,035)
                               ---------    --------      -------      ------    --------      --------   ----------   ----------
Total                          $ (15,585)   $ 16,044      $    --      $   --    $(18,204)     $   (106)  $1,413,834   $2,056,493
                               =========    ========      =======      ======    ========      ========   ==========   ==========

* In March 2002, we sold our entire interest in our asset management operations.

    (1) Excluding IWF's results of operations related to its prior management, including the items listed below, the operations of IWF attributable to its new management were as follows: Net interest income of $438,000, total revenues of $560,000, total expenses of $789,000, and net loss of $137,000 for the quarter ended March 31, 2002. The above listed segment results include the following items related to IWF's assets originated prior to the implementation of new management's operating guidelines including : Net interest income of $66,000, a provision for loan and lease recovery of $258,000, and collection costs of $153,000 for the quarter ended March 31, 2002.

10.      Recent Accounting Pronouncements

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No.142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. This Statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. We adopted Statement No. 142 on January 1, 2002. We have not completed our analysis in determining the impact of adoption of this Statement.

       The FASB issued Statement No.143, Accounting for Asset Retirement Obligations, on April 30, 2002. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. Statement No. 143 will be effective for fiscal years beginning after June 15, 2002, with early adoption encouraged. We have not determined the impact of adoption of this Statement.

       The FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on April 30, 2002. Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, Reporting the Results

                        IMPERIAL CREDIT INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion No. 30), in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, Statement No. 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Statement No. 145 will be effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement No. 4 encouraged. Upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in Opinion No. 30. We have not determined the impact of adoption of this Statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Organization

       Imperial Credit Industries, Inc. ("our company" or "ICII" if referring to our parent company alone) is a Torrance, California based industrial bank holding company that was incorporated in 1991 in the State of California. Our business activities are conducted primarily through our wholly owned subsidiary Southern Pacific Bank ("SPB"). SPB offers its customers a wide variety of deposit and commercial loan products. SPB was considered undercapitalized at March 31, 2002, and is currently subject to regulatory orders issued by the California Department of Financial Institutions ("DFI") and the Federal Deposit Insurance Corporation ("FDIC"). See "Regulatory Capital and Capital Activities" We also conduct limited operations through one other wholly owned subsidiary:
Imperial Business Credit Inc. ("IBC"). In the first quarter of 2002, we sold our entire interest in another wholly-owned subsidiary, Imperial Credit Asset Management, Inc. ("ICAM") for $925,000. We received cash proceeds of approximately $40,000 at the close of the sale. The sale resulted in a deferred gain of approximately $462,000. The sale of ICAM is anticipated to result in annual reductions in revenues of $3.1 million, noninterest expenses of $2.5 million, and income before income taxes of $600,000 in future years.

       Our business strategy currently emphasizes:

       . the recapitalization of SPB in order to restore it to a well capitalized status, and to meet the requirements of SPB's regulatory orders,

       . the reduction of non-performing assets and classified assets (assets classified as substandard, doubtful and loss),

       . the continued improvement of credit underwriting and credit risk management,

       . the continued reduction of expenses and the return of SPB to profitability.

Overview of Consolidated Operations

Regulatory Capital and other Capital Activities

         Our largest subsidiary is SPB, an FDIC insured depository institution. SPB had Tier 1 Leverage and Total Risk-based Capital ratios of 4.23% and 6.29%, at March 31, 2002 as compared to 3.05% and 6.38% at December 31, 2001, respectively. On January 22, 2002, ICII entered into an exchange agreement to convert its $20.0 million investment in SPB's subordinated debt and its $50.0 million investment in SPB's preferred stock into common equity capital of SPB in order to improve SPB's Tier 1 Leverage capital ratio. In addition to these conversions, ICII also contributed $5.0 million in the form of common equity to SPB in order to improve SPB's Tier 1 Leverage capital ratio.

         In accordance with the FDIC's prompt corrective action regulations, SPB prepared and submitted a capital restoration plan that described the steps and the time that SPB will need to restore its capital to a well-capitalized level. The plan was submitted for approval to the FDIC on March 1, 2002. On April 26, 2002, the FDIC determined the plan was unacceptable as submitted and requested additional information and certain revisions in order to reflect an increase in SPB's regulatory capital to 9% Tier 1 Risk-based Capital and 12% Total Risk-based Capital levels by December 31, 2002 before the FDIC would grant its approval of the plan. On May 9, 2002, SPB submitted the additional requested information, and the required revised plan to the FDIC. As of May 15, 2002, we have not received a response from the FDIC. SPB remains subject to the previously disclosed regulatory orders, issued in December 2000, that require SPB to increase its regulatory capital to 9% Tier 1 Risk-based Capital and 12% Total Risk-based Capital levels, each of which is substantially above the "well capitalized" minimum levels for FDIC insured institutions.

         At March 31, 2002, SPB had $1.134 billion of outstanding loans and securities, as compared to $1.249 billion at December 31, 2001. This reduction in SPB's assets was the result of management's adherence to the provisions of SPB's initial capital restoration plan. SPB has retained a financial advisor and lead underwriter to raise capital for SPB. Under the capital raising proposal, SPB will raise up to a net $55 million through the issuance of SPB's common stock to new investors. The capital raise is intended to be completed in the second quarter of 2002. In addition to the capital raise, ICII plans to infuse up to an additional $5.0 million into SPB during 2002. Additional capital above the proposed maximum net $55 million capital raise or further asset reductions may be necessary to achieve required capital ratios depending on future results of operations. Additionally, as a part of management's efforts to restore SPB to profitability, SPB continued to reduce its noninterest expenses, including a 9.3% reduction in its Full Time Equivalent ("FTE") employees in April 2002.

Senior Secured Debt Restructuring and Standstill Agreements

      In February 2002, we entered into a debt restructuring agreement with the holder of the $10.0 million Secured Convertible Notes. Under the agreement, the Convertible Notes were cancelled in exchange for ICII's payment of $1.0 million in cash and the issuance of $2.0 million of Exchange Notes and $6.4 million of newly issued Senior Secured Notes Series B (the "Secured Notes Series B"). The Secured Notes Series B issued in the debt restructuring agreement may be repaid in full for $3.4 million if paid on or before their maturity.

      At the same time, ICII entered into a standstill agreement with the holders of $16.2 million of Senior Secured Notes issued in March 2001 which extended the maturity date of the Senior Secured Notes from April 30, 2002 to June 28, 2002, or July 15, 2002 under certain circumstances. As part of the standstill agreement, we agreed that the holders of the Senior Secured Notes would not be required to exchange such notes for Exchange Notes and that interest on the Senior Secured Notes would increase from 12% annually in April 2002 to 20% annually in June 2002 and thereafter. ICII also provided additional collateral, to be maintained at not less than $5 million, as security for the Secured Note holders.

      Potential Parent Company Restructuring

      Management is currently working with its investment banking advisors on various alternatives to restructure the debt and capital of ICII. Options currently being explored include the exchange of ICII assets for outstanding debt, the exchange of ICII debt for equity in ICII or ICII's holdings of equity in SPB, and the liquidation of ICII's assets. The financial condition of ICII could ultimately result in a transfer of a substantial portion of its common stock ownership of SPB to the holders of ICII's debt obligations. However, we cannot predict whether the financial condition of ICII, or the actions of the holders of ICII's debt obligations would cause the California Department of Financial Institutions ("DFI") or the FDIC to take adverse action with respect to SPB, including the appointment of a conservator or receiver. In such event, existing investments in ICII would likely become worthless.

      KPMG LLP, the independent auditors of ICII, have expressed their opinion that the consolidated financial statements of ICII at and for the year ended December 31, 2001 were prepared in accordance with accounting principles generally accepted in the United States of America and present fairly, in all material respects, the financial condition of ICII and its subsidiaries as of December 31, 2001 and 2000, but based on the financial condition of ICII and the risk of conservatorship or receivership for the Bank, among other matters, their opinion includes an explanatory paragraph regarding uncertainty as to whether ICII can continue as a going concern. The descriptions of the results of operations, financial condition and business of ICII and the consolidated financial statements of ICII contained herein have been prepared on a going concern basis, and do not include any adjustments that might result from the outcome of the uncertainties relating to regulatory capital compliance referred to above and described elsewhere herein and potential defaults on outstanding debt securities of ICII.

      Nasdaq Delisting

     We were informed by Nasdaq on February 14, 2002 that our common stock will be delisted from The Nasdaq National Market for failure to maintain the required minimum closing bid price per share over the prior 30 consecutive trading days as required by NASD Rule 4450 (the "Nasdaq Rule") unless our company meets the requirements for continued listing under the Nasdaq Rule within ninety (90) days of the date of notification, or May 15, 2002. We have been unable to meet the requirement within the time permitted by Nasdaq. On May 16, 2002, we received notice from Nasdaq staff that our common stock will be delisted from The Nasdaq National Market at the opening of business on May 24, 2002. Upon delisting from Nasdaq, we believe that our common stock could trade on the "Over-the-Counter Bulletin Board" and we expect to make all reasonable efforts to permit such trading.

Financial Position

      At March 31, 2002, our total assets were $1.4 billion as compared to $1.5 billion at December 31, 2001. At March 31, 2002, our total net loans were $1.1 billion as compared to $1.2 billion at December 31, 2001. Our outstanding assets and loans decreased due to the implementation of our capital restoration plan which includes the reduction of SPB's loans. See "Regulatory Capital and other Capital Activities"

      On a consolidated basis, our cash and interest-bearing deposits increased to $172.6 million at March 31, 2002 as compared to $133.3 million at December 31, 2001. Cash available to ICII, including cash and interest-bearing deposits was $6.9 million at March 31, 2002 as compared to $16.3 million at December 31, 2001.

      At March 31, 2002, our deposits at SPB were $1.18 billion as compared to $1.24 billion at December 31, 2001.

     The outstanding principal balance of our secured and senior debt decreased to $175.3 million at March 31, 2002 as compared to $176.9 million at December 31, 2001. The decrease was attributable to the execution of a debt restructuring agreement with the holder of our Convertible Notes.

     At March 31, 2002 our shareholders' deficit increased to $97.3 million as compared to $77.9 million at December 31, 2001. The increase in shareholders' deficit was primarily the result of a loss from operations due to continued high levels of provisions for loan losses.

   Consolidated Results of Operations

     During the March 2002 quarter, our operating results included the following significant items or events:

     . Completed a debt restructuring agreement with the holder of our Secured Convertible Notes.

     . Infused an additional $5.0 million of new capital into SPB and exchanged $20.0 million of our investment in SPB's subordinated debt and $50.0 million of our investment in SPB's preferred stock into common Tier 1 equity of SPB.

     . Recorded a provision for loan and lease losses of $28.6 million due to increased non-accrual loans and charge-offs primarily as a result of the events of September 11, 2001 and its affect on the continued decline in the U.S. economy and the continued deterioration in the telecommunications sector.

     . Received a $14.5 million income tax refund from the Federal government as the result of newly enacted legislation.

     . Reduced noninterest expenses 2.3% to $15.7 million as compared to $16.1 million last year.

     . Reduced our company's Full Time Equivalent ("FTE") employees 28.7% to 288 at March 31, 2002 compared to 404 at March 31, 2001. Additionally, through May 13, 2002 we reduced FTE by an additional 8% or 23 positions as compared to March 31, 2002 levels.

     We reported a net loss for the first quarter ended March 31, 2002 of $18.6 million or $0.44 diluted net loss per share including an extraordinary loss on the early extinguishment of debt of $358,000 or $0.01 diluted net loss per share. For the same period last year, our company reported net income of $312,000 or $0.01 diluted net income per share including an operating loss from discontinued operations of $200,000 or $0.01 diluted net loss per share and an extraordinary gain on the early extinguishment of debt of $618,000 or $0.02 diluted net income per share.

     The first quarter of 2002 was negatively impacted by a continued reduction in net interest income as a result of a decrease in the balance of outstanding loans, a continued higher level of provision for loan and lease losses due to increased non-accrual and classified loans, reduced loan servicing income due to a reduction in leases serviced for others, and reduced rental income as a result of the sale of income producing properties. These negative factors were partially offset by an improvement in mark-to-market income, continued reductions in noninterest expenses, and $13.2 million of net income tax benefit recorded in March 2002. The income tax benefit recorded during the quarter ended March 31, 2002 was the result of newly enacted legislation, which allowed our company to carry-back its net operating losses incurred in 2001 to the preceding five years. As a result, our company was able to obtain a $14.5 million tax refund from the Federal government. Partially offsetting this refund, we incurred $1.3 million in income taxes during the quarter ended March 31, 2002. The operating results for the quarter ended March 31, 2001 were favorably impacted by a significant increase in recoveries of $4.0 million of previously charged off loans, which resulted in a reduction of the provision for loan and lease losses to $4.6 million.

     Our company's results of operations were affected by the adoption of Statement of Financial Accounting Standard ("SFAS") No. 142. On a pro forma basis, assuming our company had been applying the provisions of SFAS 142 as of January 1, 2001, our company reported a pro forma net loss for the quarter ended March 31, 2001 of $410,000 or $0.01 diluted net loss per share including an operating loss from discontinued operations of $200,000 or $0.01 diluted net loss per share and an extraordinary gain on the early extinguishment of debt of $618,000 or $0.02 diluted net income per share.

   Net Interest Income

     During the first quarter of 2002, net interest income decreased to $8.7 million as compared to $14.6 million for the same period last year. Interest income decreased in the first quarter of 2002 as compared to the same period last year due to a decrease in the average yield and average outstanding balance of SPB's interest-earning assets. The average yield on loans at SPB decreased to 7.75% during the first quarter of 2002 as compared to 10.42% for the same period last year while average outstanding loans at SPB decreased to $1.2 billion during the first quarter of 2002 as compared to $1.6 billion for the same period last year, respectively. Average outstanding loans at SPB decreased primarily as a result of loan sales in order to reduce the outstanding assets of SPB as part of management's plan to achieve regulatory capital compliance. The yield on SPB's loans decreased as a result of a reduction the prime rate and an increase in non-accrual loans. The average prime rate was 4.75% during the first quarter of 2002, as compared to 8.63% for the same period last year. The average outstanding balance of non-accrual loans was $107.0 million during the first quarter of 2002, as compared to $78.4 million for the same period last year.

       Interest expense was $16.6 million for the first quarter of 2002 as compared to $34.0 million for the same period last year. The decrease was primarily due to a decrease in the average cost and average outstanding balance of SPB's deposits. During the first quarter of 2002, the average rate paid on deposits at SPB decreased to 4.06 % as compared to 6.61 % for the same period last year and the average outstanding balance of deposits during the first quarter of 2002 decreased to $1.2 billion as compared to $1.6 billion for the same period last year, respectively. The average cost of SPB's deposits decreased primarily as a result of a reduction in the average 6-month Libor rate to 2.07% in the first quarter of 2002 as compared to 5.19% for the same period last year. SPB's average cost of deposits was 3.78% at May 8, 2002, a 28 basis point decrease from the first quarter 2002 average. The above factors resulted in the decrease in net interest income and net interest margin (at SPB). Net interest margin decreased to 3.46% for the first quarter of 2002, as compared to 4.11% for the same period last year.

       Interest on other borrowings decreased to $466,000 for the first quarter of 2002 as compared to $1.7 million for the same period last year. The decrease in interest on other borrowings primarily resulted from a decrease in the outstanding balance of borrowings secured by assets acquired in the Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC") acquisition of March 2000. Interest on long-term debt also decreased to $3.9 million for the first quarter of 2002 as compared to $5.7 million for the same period last year. The decrease in interest on long-term debt resulted from the debt exchange competed in June 2001 and from the repurchase of debt during the previous twelve months.

   Fee and Other Income

     Fee and other income decreased $1.7 million to $4.4 million in March 2002 as compared to $6.1 million for the same period last year. The significant decrease during 2002 is primarily attributable to a reduction in loan servicing income, rental income, and equity in the net income of Imperial Capital Group ("ICG").

     Gain on sale of loans increased $163,000 to $265,000 for the quarter ended March 31, 2002 as compared to $102,000 for the same period last year. Gain on sale of loans increased primarily as a result of increased profitability on the sale of Income Property lending Division ("IPL") loans, and a reduction in losses from the sales of loan participations. For the quarter ended March 31, 2002, SPB sold $26.0 million of IPL loans and $2.4 million of single-family and other loans generating gains (losses) of $421,000 and ($156,000), respectively. For the quarter ended March 31, 2001, we sold $44.5 million of IPL loans and $12.8 million of non-performing participations in nationally syndicated loans generating a gain of $257,000 and a loss of $165,000, respectively.

     For the three-months ended March 31, 2001, the equity in net income of ICG was $912,000. During the second quarter of 2001, we sold our remaining interest in ICG and ceased reporting its results of operations at that time.

     Gain on sale of securities increased $194,000 to $324,000 for the quarter ended March 31, 2002 as compared to $130,000 for the same period last year. Gain on sale of securities for 2002 was the result the exercise of warrants in the equity securities of a borrower and the subsequent sale of its stock.

     Rental income decreased $1.5 million to $538,000 for the quarter ended March 31, 2002 as compared to $2.0 million for the same period last year. Rental income is generated from leases originated or acquired by SPB and the income producing commercial real properties owned at ICCMIC. Rental income decreased solely as a result of the sale of ICCMIC's remaining real properties during 2001.

     For the first quarter ended March 31, 2002, net mark-to-market gains on loans and securities were $314,000 as compared to net mark-to-market losses of $1.8 million for the same period last year. The mark-to-market gains for the first quarter of 2002 were the result of the partial recovery of previously established valuation allowances related to our consumer loans held for sale. First quarter 2001 net mark-to-market losses included a $649,000 write-down of IBC's retained interests in lease securitizations, a $311,000 write-down of other retained interests, and an $801,000 write-down of loans funded through an off-balance sheet swap managed by SPB's LPIG division. Outstanding trading securities (excluding US Treasury obligations) decreased to $15.1 million at March 31, 2002 as compared to $18.2 million at December 31, 2001.

   Noninterest Expenses

     During the quarter ended March 31, 2002, noninterest expenses decreased 2.3% to $15.7 million as compared to $16.1 million for the same period last year. Excluding net amortization and write-offs of goodwill and severance costs, total noninterest expenses decreased 6.5% to $15.7 million as compared to $16.8 million for the same period last year. The decrease in expenses occurred in all expense categories except data processing, net expense of other real estate owned, FDIC insurance premiums, amortization of goodwill, net, and depreciation on real property. The significant changes in expense levels were as follows:

     Personnel and commission expense during the first quarter of 2002 decreased 7.6% to to $6.8 million as compared to $7.3 million for the same period last year. The decrease was the result of a 28.7% decrease in FTE. At March 31, 2002, we had 288 FTE as compared to 404 FTE at March 31, 2001. Additionally, through May 13, 2002 we reduced FTE by an additional 8% or 23 positions as compared to March 31, 2002 levels. The April 2002 FTE reduction is expected to result in cost savings of approximately $1.5 million annually. Our FTE count is based on the total number of hours worked in a period of time by employees, temporary employees and independent contractors divided by the number of hours a full time employee would work in the period based on a 40-hour work week.

     Collection costs during the first quarter of 2002 were $1.0 million as compared to $1.7 million for the same period last year. The decrease in collection costs is attributable to resolving several non-performing credits during the previous twelve months, and therefore not incurring continuing collection costs related to these credits. Collection costs are expected to remain at high levels until the outstanding balance of non-performing assets decreases.

     FDIC insurance premiums during the first quarter of 2002 were $940,000 as compared to $524,000 for the same period last year. FDIC insurance increased as a result of SPB's reduced capital ratios due to continued losses resulting primarily from high levels of provisions for loan and lease losses.

     During the quarter ended March 31, 2002, amortization of goodwill, net, was none as compared to ($722,000) in the same period last year. We ceased amortizing goodwill in accordance with the newly enacted SFAS No. 142, beginning January 1, 2002.

     Real property expenses began to be incurred by our company as a result of the ICCMIC acquisition in the first quarter of 2000. These costs related to the income producing properties owned at ICCMIC. Real property expenses totaled zero for the first quarter of 2002 as compared to $582,000 for the same period last year. Real property expenses decreased as a result of the sale of ICCMIC's remaining real properties during 2001.

     Depreciation expense on real property during the first quarter of 2002 was $943,000 as compared to $382,000 for the same period last year. During 2002, all of these costs related to the operating leases originated by SPB. During the same period last year, depreciation expense related to SPB's operating leases totaled $51,000 and depreciation expense related to the income producing properties owned at ICCMIC totaled $332,000. Real property expenses totaled zero for the first quarter of 2002 as compared to $582,000 for the same period last year. Depreciation expense related to the income producing properties owned at ICCMIC decreased as a result of the sale of ICCMIC's remaining real properties during 2001.

   Allowance for Loan and Lease Losses and Non-accrual Loans

     As a result of the continued higher level of provision for loan and lease losses, the allowance for loan and lease losses increased to $75.7 million or 7.72% of loans held for investment and 64.32% of non-accrual loans at March 31, 2002 as compared to $72.3 million or 6.29% of loans held for investment and 74.24% of non-accrual loans at December 31, 2001. Our company's non-accrual loans and leases increased to $117.7 million at March 31, 2002 as compared to $97.3 million at December 31, 2001. The increase in non-accrual loans primarily related to one LPIG credit in the telecommunications sector and four credits from Coast Business Credit ("CBC") in various business sectors. Non-accrual loans at March 31, 2002 include $31.9 million in loans to telecommunications companies and $18.4 million of loans to airline-related companies.

     Since March 31, 2002, we have successfully liquidated approximately $9.7 million of non-accrual loans at amounts approximating net book value while approximately $4.3 million of loans were added to non-accrual status. The balance of non-accrual loans at May 14, 2002 stands at approximately $111.9 million as compared to $117.7 million at March 31, 2002. We currently have contracts to sell approximately $10.1 million of non-accrual loans at amounts approximating net book value, all of which will finalize the liquidation of those assets. We anticipate the return of approximately $18.1 million of non-accrual loans to accrual status following the completion of the restructuring of an airline related credit which is expected to be completed by the end of May, 2002.

     Our progress since March 31, 2002 in reducing non-accrual loans reflects the work of a Specialized Asset Group formed this year within SPB to force the early resolution of a number of problem loans. This group's progress is monitored on a weekly basis and its members are provided with specific incentives to reduce non-accrual loans and other classified assets.

   Provision for Loan and Lease Losses

      The provision for loan and lease losses for the first quarter of 2002 was $28.6 million as compared to $4.6 million for the same period last year. Net charge-offs for the first quarter of 2002 were $25.2 million as compared to $3.5 million for the same period last year. The provision for loan and lease losses and net charge-offs for the first quarter of 2002 were primarily the result of the events of September 11, 2001, the continued decline in the U.S. economy and the continued deterioration in the telecommunications sector. During the first quarter of 2002, net charge-offs (recoveries) were $9.4 million at CBC, $11.9 million at LPIG, ($48,000) at Imperial Warehouse Finance ("IWF") and $4.0 million in all other portfolios. Included in the net charge-offs at CBC were $3.1 million in charge-offs on loans to aircraft-related borrowers, $2.8 million in telecommunications-related losses, $2.5 million in losses related to a ceramic tile manufacturer and $1.8 million in write-downs on a semi-conductor company loan. At LPIG, charge-offs included a $9.6 million write-down on one loan to a borrower in the telecommunications industry. During the first quarter of 2001, net charge-offs (recoveries) were $2.7 million at CBC, $(379,000) at LPIG, $1.1 million at IWF and $46,000 in all other portfolios.

     See "Asset Quality," for more information about the allowance for loan and lease losses and the provision for loan and lease losses.

   Business Lines

     We manage our business by evaluating the results of operations from each of our business units. Our core businesses include:

     . CBC--an asset-based and cash-stream lending business;
     . IWF--a residential loan warehouse line business;
     . The Lewis Horwitz Organization ("LHO")--a film and television production lending business;
     . IPL--a multifamily and commercial mortgage banking business.


     We also operated other businesses in 2001 that we consider our "non-core" businesses. These are businesses that we have made the decision to de-emphasize. These businesses include:

     . LPIG--a division of SPB investing in nationally syndicated bank loans;
     . IBC--an equipment lease servicing business;
     . Asset Management Activities which includes Imperial Credit Asset
       Management ("ICAM") and Imperial Credit Commercial Asset Management Corp. ("ICCAMC") - both are investment fund management businesses;
     . Equity Interest-- which includes ICG;
     . De-emphasized/Discontinued/Exited Businesses--which includes among others Imperial Credit Lender Services ("ICLS"), a loan documentation business and Auto Marketing Network, Inc. ("AMN") a sub-prime auto lending business.

     Our exit from these non-core businesses has allowed our management to focus on our core business lines. The following is a summary of these businesses results of operations for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001.

     CORE BUSINESS LINES

     The following table reflects average loans and leases outstanding and the average yields earned on our core business units for 2002 and 2001:

                                                          Average Loans
                                                           Outstanding              Average Yield
                                                           -----------              -------------
     Business Line                                       2002        2001           2002      2001
     -------------                                       ----        ----           ----      ----
                                                                    (Dollars in thousands)
     CBC ........................................      $511,039    $750,626         8.21%     11.49%
     IWF ........................................       116,517     119,717         5.95       7.83
     LHO ........................................       120,513     104,959         8.09      12.25
     IPL ........................................       295,498     389,343         8.36       9.81

     Our largest subsidiary is SPB, a $1.3 billion industrial bank, which operates our core businesses: CBC, IWF, LHO, and IPL. The FDIC insured deposits of SPB are the primary source of funding for all of these businesses.

   Coast Business Credit

     CBC's net loss for the quarter ended March 31, 2002 was $7.8 million as compared to a net income of $3.8 million for the same period last year. CBC's net loss for the quarter ended March 31, 2002 was primarily attributable to an increase in the provision for loan losses as a result of increased non accrual loans and charge-offs. CBC's net loss for the quarter ended March 31, 2002 includes a provision for loan losses of $15.0 million as compared to $1.5 million for the same period last year.

     CBC's average loans outstanding during the quarter ended March 31, 2002 decreased to $511.0 million as compared to $750.6 million for the same period last year. The yield on CBC's loans decreased to 8.21% for quarter ended March 31, 2002 as compared to 11.49% for the same period last year. The decrease in CBC's average loans outstanding was primarily attributable to management's efforts to reduce exposure to the higher-risk elements of CBC's loan portfolio. The decrease in yield was primarily attributable to the 4.75% decrease in the prime rate during 2001 and an $8.7 million increase in non-performing loans from $62.5 million at March 31, 2001 to $71.2 million at March 31, 2002. As a result of these factors, CBC's net interest income decreased to $5.9 million for the quarter ended March 31, 2002 as compared to $10.4 million for the same period last year.

     CBC's continued high level of provisions for loan losses during the quarter ended March 31, 2002 were primarily attributable to an increase in CBC's non-accrual loans and charge-offs. The increases in non-accrual loans and charge-offs are largely due to the general economic slowdown and the specific downturn in the technology and telecommunications industries. These conditions, combined with the events of September 11, 2001 have been a significant cause of CBC's recent poor financial performance.

     CBC's other income remained unchanged at $1.6 million in the quarter ended March 31, 2002 as compared to the same period last year. Other income in both periods primarily consists of audit and other fees charged by CBC to its customers.

     CBC's total expenses were $5.5 million for the quarter ended March 31, 2002 as compared to $6.8 million for the same period last year. Total expenses decreased in for the quarter ended March 31, 2002 as compared to the same period last year due to reduced collection costs, and reduced amortization of goodwill. Excluding the amortization of goodwill, total expenses were $5.5 million for the quarter ended March 31, 2002 as compared to $6.5 million for the same period last year. CBC's personnel and general and administrative costs decreased to $2.6 million and $608,000 in the quarter ended March 31, 2002 as compared to $2.7 million and $970,000 for the same period last year, respectively. The reduction is primarily attributable to a reduction in FTE in addition to CBC's continued efforts to increase operational efficiencies. CBC incurred loan collection costs of $621,000 as compared to $1.3 million in the same period last year. Loan collection costs relate to CBC's efforts to recover the balance of classified and non-performing loans during the quarter ended March 31, 2002 and 2001.

     CBC's income tax benefit for the quarter ended March 31, 2002 totaled $5.2 million as compared to zero for the same period last year.

     CBC's FTE decreased to 81 at March 31, 2002 as compared to 86 at December 31, 2001.

     At March 31, 2002, CBC's non-accrual loans were $71.2 million as compared $62.5 million at December 31, 2001. Non-accrual loans at March 31, 2002 include $18.4 million of loans to airline or airline related companies. At March 31, 2002, no CBC loans were 90 days delinquent and accruing interest. CBC incurred net charge-offs of $9.4 million for the quarter ended March 31, 2002 as compared to $2.7 million for the same period last year. CBC's non-accrual loans are generally collateralized by accounts receivable, inventory, real estate, and other assets. See "Asset Quality"

   Imperial Warehouse Finance, Inc.

     IWF's net loss for the quarter ended March 31, 2002 was $390,000 as compared to a net loss of $2.8 million for the same period last year. IWF's net loss decreased in the quarter ended March 31, 2002 as compared to the same period last year as a result of a significant reduction in the provision for loan losses. IWF recorded a loan recovery of $205,000 for the quarter ended March 31, 2002 as compared to a provision for loan losses of $1.9 million for the same period last year. The significant change in the provision for loan losses was primarily the result of decreased non-accrual and classified loans and charge-offs in the quarter ended March 31, 2002 as compared to the same period last year.

     IWF's net interest income before the provision for loan losses was $368,000 for the quarter ended March 31, 2002 as compared to $207,000 for the same period last year. The increase in IWF's net interest income was a result of a decrease in non-accrual loans. IWF's average loans outstanding and average yields for the quarter ended March 31, 2002 were $116.5 million and 5.95% as compared to $119.7 million and 7.83% for the same period last year. The decrease in IWF's loan yield was primarily due to the 4.75% decrease in the prime rate during 2001, partially offset by a decrease in non-performing loans during the quarter ended March 31, 2002.

     IWF earned other income consisting primarily of loan fees charged to its customers of $141,000 for the quarter ended March 31, 2002 as compared to $171,000 for the same period last year. Other income decreased in the quarter ended March 31, 2002 as compared to last year due a reduced volume of individual loan funding transactions.

     IWF's total expenses decreased to $1.3 million for the quarter ended March 31, 2002 as compared to $1.4 million for the same period last year. Total expenses decreased as compared to the same period last year primarily due to reduced legal and professional costs and amortization of goodwill.

     IWF's income tax benefit for the quarter ended March 31, 2002 totaled $149,000 as compared to zero for the same period last year.

     IWF's FTE decreased to 16 FTE at March 31, 2002 as compared to 17 FTE at December 31, 2001.

     At March 31, 2002, IWF's non-accrual loans decreased to $2.8 million as compared to $3.6 million at December 31, 2001. IWF had net recoveries of $47,000 for the quarter ended March 31, 2002 as compared to net charge-offs of $1.1 million for the same period last year. IWF's non-performing loans are collateralized by mortgage loans on single-family residences and other real estate. IWF's prior management originated all of IWF's non-accrual loans. There are no non-performing assets at IWF related to the activities of its new management team. Non-accrual loans at IWF are primarily comprised of several smaller credits. The collateral for the only large loan, a $1.4 million loan to a mortgage lender no longer in business, is in the process of being sold. See "Asset Quality"

   The Lewis Horwitz Organization

     LHO's net loss was $735,000 for the quarter ended March 31, 2002 as compared to $206,000 for the same period last year. LHO's net loss for the quarter ended March 31, 2002 was primarily attributable to an increase in the provision for loan losses as a result of increased outstanding loan balances. LHO's provision for loan losses was $1.5 million for the quarter ended March 31, 2002 as compared to $739,000 for the same period last year. LHO's non-performing assets increased to $12.9 million at March 31, 2002 as compared to $11.5 million at December 31, 2001.

     LHO's average loans outstanding were $120.5 million for the quarter ended March 31, 2002 as compared to $105.0 million for the same period last year. LHO's average yield on outstanding loans was 8.09% for the quarter ended March 31, 2002 as compared to 12.25% for the same period last year. The decrease in yield was primarily attributable to the 4.75% decrease in the prime rate during 2001. As a result of the decrease in the prime rate, partially offset by an increase in average loans outstanding, LHO's net interest income decreased to $1.3 million for the quarter ended March 31, 2002 as compared to $1.6 million for the same period last year.

     LHO's total expenses were $1.0 million for the quarter ended March 31, 2001 as compared to $1.2 million for the same period last year. LHO's expenses for the quarter ended March 31, 2002 decreased compared to the same period last year primarily as a result of reduced amortization of goodwill.

     LHO's income tax benefit for the quarter ended March 31, 2002 totaled $396,000 as compared to zero for the same period last year.

     LHO had 14 FTE at March 31, 2002 as compared to 15 FTE at December 31,
2001.

     At March 31, 2002, LHO's non-accrual loans were $3.3 million compared to $1.3 million at December 31, 2001. At March 31, 2002, LHO's other repossessed assets were $9.6 million as compared to $10.2 million at December 31, 2001. LHO's non-accrual loans and other repossessed assets are supported by the value of existing and estimated value of future distribution rights of the underlying film or television production. All of LHO's other repossessed assets were acquired from Imperial Bank under the terms of the LHO purchase agreement, and are carried at their estimated realizable values. See "Asset Quality"

Income Property Lending Division

     IPL's net loss was $55,000 for the quarter ended March 31, 2002 as compared to net income of $1.6 million for the same period last year. IPL's net loss for the quarter ended March 31, 2002 was primarily attributable to an increase in the provision for loan losses as a result of increased non-accrual loans. IPL's provision for loan losses was $1.1 million for the quarter ended March 31, 2002 as compared to a recovery of $60,000 for the same period last year. IPL's non-performing assets increased to $10.0 million at March 31, 2002 as compared to $8.8 million at December 31, 2001

     IPL originated $23.2 million of loans for the quarter ended March 31, 2002 as compared to $56.1 million of loans for the same period last year. During the quarter ended March 31, 2002, IPL sold $26.0 million of loans generating gains on sale of $421,000 or 1.62% of the principal balance of loans sold. During the quarter ended March 31, 2001, IPL sold $44.5 million of its loans, generating a gain on sale of $257,000 or 0.58% of the principal balance of loans sold.

     IPL's net interest income was $3.1 million for the quarter ended March 31, 2002 as compared to $3.3 million for the same period last year. The decrease was primarily the result of a decrease in average balance of outstanding loans and a reduction in the yield on IPL's loans. IPL's average outstanding loan balance for the quarter ended March 31, 2002 decreased to $295.5 million as compared to $389.3 million in the same period last year. IPL's loan yields decreased to 8.36% for the quarter ended March 31, 2002 as compared to 9.81% for the same period last year primarily due to decreases in LIBOR interest rates.

     IPL's total other income was $505,000 for the quarter ended March 31, 2002 as compared to $526,000 for the same period last year. Total other income includes gain on sale of loans of $367,000 during the quarter ended March 31, 2002 as compared to $257,000 for the same period last year.

     IPL's total expenses were unchanged $2.3 million for the quarter ended March 31, 2002 as compared to the same period last year. Although IPL's total expenses remained relatively constant compared to last year, IPL's personnel costs decreased by $104,000 and its cost of FDIC insurance increased by $122,000.

     IPL's income tax expense for the quarter ended March 31, 2002 totaled $165,000 as compared to zero for the same period last year.

     IPL's FTE decreased to 19 FTE at March 31, 2002 as compared to 33 FTE at December 31, 2001.

     IPL's non-accrual loans were $10.0 million at March 31, 2002, as compared to $8.8 million at December 31, 2001. Subsequent to quarter end and through May 15, 2002, $2.4 million of IPL's non-accrual loans were sold at amounts approximating book value or were paid off in full. See "Asset Quality"

NON CORE ACTIVITIES

     We also operate other non core activities, which consist of businesses that we've decided to de-emphasize. We group these businesses into the following categories:

   Other Operations

     Other Operations ("OO") provides support to our subsidiaries through executive management oversight and advice, accounting, audit, operations, legal services, merger and acquisitions advice, human resources administration, insurance programs, office services, premises administration, and management information systems support. OO also includes but is not limited to interest and dividend income from parent company loans, interest expense on our long-term debt, mark-to-market charges on the securities we invested in at ICII, and extraordinary items.

     For the quarter ended March 31, 2002, the net loss of OO was $3.9 million, as compared to $3.5 million for the same period last year. The net loss from OO increased primarily as a result of reduced interest income, an increased provision for loan and lease losses, increased expenses, and a loss in the early extinguishments of debt, partially offset by an income tax credit as the result of newly enacted legislation. The net loss for the quarter ended March 31, 2002 includes a $358,000 net loss from the early extinguishment of debt, as compared to a $618,000 net gain from the early extinguishment of debt in the same period last year.

     The net interest expense of OO was $3.5 million for the quarter ended March 31, 2002 as compared to $3.4 million last year. Net interest expense increased as a result of reduced interest income from SPB's outstanding loans and investments which are not related to one of the core business lines previously discussed. Interest income related to these loans and investments decreased to $947,000 for the quarter ended March 31, 2002 as compared to $2.6 million for the same period last year due to the continuing run-off of this portfolio. Net interest expense of OO also included $4.0 million of interest expense related to our Secured and Senior debt for the quarter ended March 31, 2002 as compared to $5.7 million for the same period last year. Interest expense related to our Secured and Senior debt decreased as a result of the Debt Exchange that was completed on June 28, 2001.

     Total expenses of OO were $2.8 million for the quarter ended March 31, 2002 as compared to $1.0 million last year. OO's total expenses for the quarter ended March 31, 2002 increased primarily as a result if increased depreciation expense on real property of $943,000 as compared to $51,000 for the same period last year. Depreciation expense on real property increased as a result of a decline in the residual value of leased assets. Also contributing to the increase in OO's expenses were legal and professional costs of $721,000 for the quarter ended March 31, 2002 as compared to $420,000 for the same period last year.

     OO's income tax benefit for the quarter ended March 31, 2002 totaled $3.3 million as compared to zero for the same period last year.

     OO's FTE decreased to 5 FTE at March 31, 2002 as compared to 6 FTE at December 31, 2001.

   Loan Participation and Investment Group

     We are not originating any new commitments for LPIG at this time since we believe that the capital that is currently being deployed at SPB to support LPIG's business could be better utilized in our other core businesses. As such, we anticipate that the current outstanding balance of LPIG's loans will decrease over time as this portfolio runs-off.

     LPIG's net loss was $6.0 million for the quarter ended March 31, 2002 as compared to a net loss of $636,000 for the same period last year. The increase in LPIG's net loss was primarily the result of an increase in the provision for loan losses. LPIG's net revenues include a provision for loan losses of $10.4 million during the quarter ended March 31, 2002 as compared to $154,000 for the same period last year. LPIG's provision for loan losses increased primarily due to an increase in defaults on one telecommunications related nationally syndicated credit during the quarter ended March 31, 2002 as compared to the same period last year.

     LPIG's average loans outstanding decreased to $75.2 million for the quarter ended March 31, 2002 as compared to $122.4 million for the same period last year. The yield on LPIG's loans for the quarter ended March 31, 2002 decreased to 5.52% as compared to 8.16% for the same period last year. The yield on LPIG's loans decreased as a result of an increase in non-accrual loans and lower yields due to a decrease in the Libor and prime interest rates. As a result of the decreases in LPIG's average loans outstanding and loan yield, LPIG's net interest income decreased to $436,000 for the quarter ended March 31, 2002 as compared to $773,000 for the same period last year.

     LPIG's other loss totaled $1,000 for the quarter ended March 31, 2002 as compared to $945,000 for the same period last year. The decrease in other loss was primarily the result of a no mark-to-market losses on the LPIG Swap which was terminated in the fourth quarter of 2001 and no losses on sales of LPIG loans. During the quarter ended March 31, 2002, LPIG's loss on sale of loans was none as compared to $165,000 for the same period last year. During the quarter ended March 31, 2002, LPIG's net mark-to-market losses (including termination fees) on the LPIG Swap were none as compared to net mark-to-market losses of $800,000 for the same period last year.

     LPIG's total expenses decreased to $240,000 for the quarter ended March 31, 2002 as compared to $310,000 for the same period last year.

     LPIG's income tax benefit for the quarter ended March 31, 2002 totaled $4.2 million as compared to zero for the same period last year.

     LPIG's FTE remained unchanged at one at March 31, 2002 and December 31,
2001.

         There were three loans on non-accrual at LPIG totaling $20.4 million at March 31, 2002 as compared to two non-accrual loans totaling $12.6 million at December 31, 2001. One loan totaling $3.2 million was sold in April 2002 at an amount approximating book value, and another $7.6 million loan is in the process of being paid-off via sale of assets in the second or third quarter of 2002.
See "Asset Quality"

   Imperial Business Credit, Inc.

     IBC's current operations consist of servicing its remaining small ticket leases and the portfolio of SPB's middle market leasing group. IBC's net loss was $53,000 for the quarter ended March 31, 2002 as compared to $310,000 for the same period last year. IBC's net loss decreased as compared to last year primarily due a reduction in personnel and general and administrative costs.

     As a result of reduced balances of trading and available-for-sale securities due to the run off of IBC's securitized lease portfolio, IBC's net interest income decreased to $119,000 for the quarter ended March 31, 2002 as compared to $501,000 for the same period last year.

     IBC also generated other income, including lease servicing fees from leases sold into its securitization facility and net mark-to-market charges on trading securities and retained interests in lease securitizations of $812,000 for the quarter ended March 31, 2002 as compared to $745,000 for the same period last year. Lease servicing fees totaled $505,000 for the quarter ended March 31, 2002 as compared to $979,000 for the same period last year. Lease servicing fees decreased as a result of a reduction in the outstanding balance of leases serviced by IBC. The net mark-to-market charges on retained interests in lease securitizations were none for the quarter ended March 31, 2002 as compared to $649,000 for the same period last year. The mark-to-market charges for 2001 were primarily the result of increased defaults of leases in IBC's securitized portfolio at that time.

     IBC's total expenses were $1.0 million for the quarter ended March 31, 2002 as compared to $1.6 million for the same period last year. Total expenses decreased as compared to last year primarily due to reduced personnel and operating expenses. Personnel and operating expenses decreased as a result of reduced FTE.

     IBC's FTE decreased to 34 FTE at March 31, 2002 as compared to 40 FTE at December 31, 2001.

   Asset Management Activities

     In the first quarter of 2002, we sold our entire interest in ICAM for $925,000. We received cash proceeds of approximately $40,000 at the close of the sale. The sale resulted in a deferred gain of approximately $462,000. The sale of ICAM is anticipated to result in annual reductions in revenues of $3.1 million, noninterest expenses of $2.5 million, and income before income taxes of $600,000 in future years. As a result of our sale of ICAM, our asset management activities were completely terminated in the first quarter of 2002. Asset Management Activities ("AMA") had net loss of $65,000 for the quarter ended March 31, 2002 as compared to net income of $110,000 for the same period last year.

     AMA's FTE decreased to none at March 31, 2002 as compared to 6 FTE at December 31, 2001.

   Imperial Capital Group, LLC

   For the three-months ended March 31, 2001, the equity in net income of ICG was $912,000. During the first quarter of 2001, we reported the equity in net income of ICG in our segment data under "De-emphasized/Discontinued/Exited Businesses." During the second quarter of 2001, we sold our remaining interest in ICG and ceased reporting its results of operations at that time.

   Other De-emphasized/Discontinued/Exited Businesses

     The Exited Businesses net income was $313,000 for the quarter ended March 31, 2002 as compared to $2.5 million for the same period last year including an operating loss from discontinued operations of AMN of $200,000. Net income for the quarter ended March 31, 2002 decreased as compared to the same period last year primarily as a result the reporting of equity in net income of ICG of $912,000 and the amortization ICCMIC's negative goodwill of $1.4 million in the prior year. The Exited Businesses incurred net mark-to-market gains of $310,000 primarily related to an increase in the value of our company's consumer loans held for sale as compared to mark-to-market losses of $311,000 for the same period last year.

     Total expenses at our Exited Businesses excluding negative goodwill amortization decreased to $929,000 for the quarter ended March 31, 2002 as compared to $2.3 million for the same period last year. The decrease in total expenses was primarily due to a $582,000 reduction in real property expense related to the sale of the remaining properties from the ICCMIC acquisition, a $335,000 decrease in personnel expenses, and overall decreases in other expense categories related to the wind-down of non-core businesses.

     Our non-core loans decreased to $118.2 million at March 31, 2002 as compared to $138.0 million at December 31, 2001. The remaining non-core portfolios primarily consists of loan participations, leases, and lower risk single family mortgage loans.

     The following table reflects the ending outstanding balances of the loans from our non-core businesses:

                                                                                              Loans and Leases
                                                                                               Outstanding at
                               Exited Business Line                                  March 31, 2002    December 31, 2001
                               ---------------------                                 ---------------   -----------------
                                                                                               (In thousands)
     Loan Participation Division of SPB .......................................             $  58,320          $  67,171
     Leases ...................................................................                29,747             36,242
     Franchise loans ..........................................................                 4,797              4,930
     Commercial loans .........................................................                 6,535              6,541
     Single family loans ......................................................                16,352             20,648
     Consumer Lending Division of SPB .........................................                 2,017              2,165
     Auto loans ...............................................................                   480                337
                                                                                            ---------          ---------
          Total loans and leases from exited businesses                                     $ 118,248          $ 138,034
                                                                                            =========          =========

     The above table does not include net outstanding loans from the discontinued operations of AMN which were $218,000 at December 31, 2001.

       FTE at our Exited Businesses remained unchanged at one at March 31, 2002 and December 31, 2001.

FUNDING

       Our liquidity requirements are met primarily by SPB deposits and to a much lesser extent warehouse lines and loan securitizations or sales. Business operations conducted through the divisions of SPB are primarily financed through FDIC insured deposits, Federal Home Loan Bank ("FHLB") borrowings, and capital contributions from ICII.

Southern Pacific Bank Deposits

       At March 31, 2002 and December 31, 2001, SPB had total FDIC insured deposits of approximately $1.2 billion. SPB solicits both individual and institutional depositors for new accounts through print advertisements and computerized referral networks. SPB currently maintains two deposit gathering facilities in Southern California. At these facilities, tellers provide banking services to customers such as accepting deposits and making withdrawals. SPB's certificates of deposit are offered for terms of one to 36 months.

       The following table reflects average deposits outstanding and the average rate paid on SPB's deposits for the quarter ended March 31, 2002 and 2001:

                                       For the quarter ended March 31,
                                       -------------------------------
                                           (Dollars in thousands)
                                    Average Balance         Average Rate
                                    ---------------         ------------
Deposit type                      2002           2001       2002     2001
------------                      ----           ----       ----     ----
Savings ....................  $   35,486     $   64,654     2.32%    4.83%

Money Market Accounts ......      50,754         27,806     2.56     5.55
Certificates of Deposits ...   1,137,578      1,544,286     4.18     6.70
                              ----------     ----------     -----    -----
Total ......................  $1,223,818     $1,636,746     4.06%    6.61%
                              ==========     ==========     =====    =====

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

       As an additional source of funds, SPB was approved in 1991 to become a member of the FHLB of San Francisco. Currently, SPB is approved for borrowings from the FHLB pursuant to a secured line of credit that is automatically adjusted subject to applicable regulations and available pledged collateral.

ASSET QUALITY

Allowance for Loan and Lease Losses

       The allowance for loan and lease losses was $75.7 million or 7.72 % of total net loans held for investment at March 31, 2002 as compared to $72.3 million or 6.29% of total net loans held for investment at December 31, 2001, respectively. The ratio of the allowance for loan and lease losses to non-accrual loans and leases ("coverage ratio") was 64.32% at March 31, 2002 as compared to 74.24% at December 31, 2001 and 75.87 % at March 31, 2001.

       For the quarter ended March 31, 2002, the provision for loan and lease losses was $28.6 million as compared to $4.6 million for the same period last year. The provision for loan and lease losses for the quarter ended March 31, 2002 was primarily driven by charge-offs related to LPIG loans centered in the telecommunications industry and the deterioration of certain CBC loans.

       Of the $28.6 million provision for loan and lease losses for the quarter ended March 31, 2002, $15.0 million is attributable to CBC. Approximately $10.4 million of the provision for the quarter ended March 31, 2002 was recorded in conjunction with the default of one credit in SPB's decreasing portfolio of shared national credits held in its LPIG division. During the three months ended March 31, 2002 LPIG's net charge-offs increased to $11.9 million as compared to recoveries of $379,000 for the same period last year. The increase in reserves was concentrated in these two areas, and the bulk of SPB's loan portfolio is stable.

       Non-performing assets and net (recoveries) charge-offs at IWF decreased to $2.8 million and $48,000 at or for the three months ended March 31, 2002 as compared to $14.4 million and $1.1 million at or for the three months ended March 31, 2001, respectively.

       Through March 31, 2002, we have had recoveries totaling approximately $3.5 million. This compares to recoveries totaling $4.1 million for the same period last year.

       Activity in the allowance for loan and lease losses was as follows:

                                                                                           For the Three months ended
                                                                                                   March 31,
                                                                                                   ---------
                                                                                             2002            2001
                                                                                             ----            ----
                                                                                            (Dollars in thousands)
     Beginning balance as of January 1, 2002 and 2001 ................................     $ 72,252        $ 63,625
     Provision for loan and lease losses .............................................       28,637           4,625
                                                                                           --------        --------
                                                                                            100,889          68,250
                                                                                           --------        --------

     Loans and Leases charged off--Core Business Lines:
     Multifamily and commercial loans (IPL) ..........................................         (999)            (82)
     Coast Business Credit ...........................................................      (12,238)         (6,095)
     Mortgage warehouse lines (IWF) ..................................................         (108)         (1,294)
     Entertainment loans .............................................................       (1,342)             --
                                                                                           --------        --------
                                                                                            (14,687)         (7,471)
                                                                                           --------        --------

     Loans charged off--Non-Core Business Lines:
     Loan Participation and Investment Group .........................................      (11,929)             --
     Franchise loans .................................................................          (98)             --
     One-to-four family residential ..................................................         (246)            (37)
     Consumer loans ..................................................................           --             (30)
     Leases ..........................................................................       (1,702)            (23)
                                                                                           --------        --------
                                                                                            (13,975)            (90)
                                                                                           --------        --------

     Total charge-offs ...............................................................      (28,662)         (7,561)
                                                                                           --------        --------

     Recoveries on loans and leases previously charged off --Core Business
     Lines:
     Coast Business Credit ...........................................................        2,872           3,373
     Mortgage warehouse lines(IWF) ...................................................          155             218
                                                                                           --------        --------
                                                                                              3,027           3,591
                                                                                           --------        --------
     Net charge-offs--Core Business Lines ............................................      (11,660)         (3,880)
                                                                                           --------        --------

     Recoveries on loans previously charged off -Non-Core Business Lines:
     Loan Participation and Investment Group .........................................           68             379
     One-to-four family residential ..................................................           44               7
     Consumer loans ..................................................................          257              36
     Leases ..........................................................................           60              83
                                                                                           --------        --------
                                                                                                429             505
                                                                                           --------        --------
     Total recoveries ................................................................        3,456           4,096
                                                                                           --------        --------
     Net charge-offs--Non-core business lines ........................................      (13,546)            415
                                                                                           --------        --------
     Total net-charge-offs ...........................................................      (25,206)         (3,465)
                                                                                           --------        --------
     Balance as of March 31, 2002 and 2001 ...........................................     $ 75,683        $ 64,785
                                                                                           ========        ========
     Total allowance for loan and lease losses to non-accrual loans and leases .......        64.32%          75.87%

Non-performing Assets ("NPA") and Non-accrual Loans and Leases

       Our NPA's consist of non-accruing loans, Other Real Estate Owned ("OREO") and repossessed assets. NPA's and non-accrual loans were $128.0 million and $117.7 million at March 31, 2002 as compared to $109.9 million and $97.3 million at December 31, 2001, respectively. The increase in NPA's was primarily related to the CBC, LPIG, LHO and IPL loan portfolios. CBC's non-accrual loans increased to $71.2 million as compared to $62.5 million at December 31, 2001. The increase in CBC's non-accrual loans was primarily due to the addition of four loans totaling $29.0 million. These additions were offset by $20.3 million in reductions in CBC non-accrual loans via $11.4 million in pay-offs/pay-downs and $12.2 million in charge-offs during the period. LHO's non-performing assets were $12.9 million at March 31, 2002 as compared to $11.5 million at December 31, 2001. The increase in LHO's non-performing assets was attributable to two loans which were placed on non-accrual status during the quarter ended March 31, 2002. LPIG's non-performing assets were $20.4 million at March 31, 2002 as compared to $12.6 million at December 31, 2001. The increase in LPIG's non-accrual loans was primarily due to the addition of a $9.6 million loan to a telecommunications company. IPL's non-accrual loans increased to $10.0 million as compared to $8.8 million at December 31, 2001. The increase in IPL's non-accrual loans was primarily attributable to the addition of a $2.3 million loan involving a property anchored by a bankrupt discount retailer. These increases were partially offset by decreases of non-accrual loans at the IWF loan portfolio. IWF's non-accrual loans decreased to $2.8 million at March 31, 2002 as compared to $3.6 million at December 31, 2001. The reduction in non-performing assets at IWF was the result of increased liquidation efforts.

       Total NPA's as a percentage of loans, OREO and repossessed assets were 11.12% at March 31, 2002, as compared to 8.50% at December 31, 2001. In general, accounts receivable, inventory, fixed assets, real estate, and intangibles collateralize the non-performing loans at CBC and LPIG. The non-performing loans at IPL are generally collateralized by real estate. Non-performing loans at LHO are supported by the existing and estimated value of all future distribution rights of the film or television production. All of LHO's acquired film and television assets were acquired from Imperial Bank under the terms of the LHO purchase agreement, and are carried at their estimated realizable values.

       The following table sets forth the amount of non-performing assets attributable to our core lending activities and our Exited Businesses:

                                                                    March 31,                      December 31,
                                                                       2002                            2001
                                                                       ----                            ----
                                                          Core Lending        Exited        Core Lending        Exited
                                                           Activities       Businesses       Activities       Businesses
                                                           ----------       ----------       ----------       ----------
                                                                              (Dollars in thousands)
Non-accrual loans:
CBC ..................................................     $   71,189        $     --        $   62,504        $      --
IWF ..................................................          2,754              --             3,587               --
LHO ..................................................          3,305              --             1,324               --
IPL ..................................................         10,039              --             8,765               --
IBC ..................................................             --              --                --                5
LPIG .................................................             --          20,379                --           12,565
One-to-four family ...................................             --           1,809                --            1,719
Consumer loans .......................................             --              20                --               23
Other commercial .....................................             --           3,884                --               --
Leases ...............................................             --           4,283                --            6,824
                                                           ----------        --------        ----------        ---------
Total non-accrual loans ..............................         87,287          30,375            76,180           21,136
                                                           ----------        --------        ----------        ---------

OREO and repossessed assets:
Acquired entertainment assets ........................          9,565              --            10,218               --
Auto Lending .........................................             --             639                --              974
One-to-four family ...................................             --             713                --            1,082
Other commercial .....................................             --              --                --              315
                                                           ----------        --------        ----------        ---------
Total OREO and repossessed assets ....................          9,565           1,352            10,218            2,371
                                                           ----------        --------        ----------        ---------
Total NPA's ..........................................     $   96,852        $ 31,727        $   86,398        $  23,507
                                                           ==========        ========        ==========        =========

Total loans, OREO and repossessed assets .............     $1,036,596        $119,600        $1,152,895        $ 140,405
Total NPA's as a percentage of loans, OREO
    and repossessed assets ...........................           9.34%          26.53%             7.49%           16.74%

       The following table sets forth the amounts of and changes in non-performing loans attributable to our core lending activities:

                                                              CBC            IWF             LHO             IPL           Total
                                                              ---            ---             ---             ---           -----
                                                                                    (Dollars in thousands)
                                                                                    ----------------------
December 31, 2001. .......................................   $62,504         $3,587          $ 1,324        $ 8,765      $ 76,180
New non-accrual loans. ...................................    32,451            215            2,601          2,751        38,018
Gross charge-offs. .......................................   (12,236)          (106)            (589)          (739)      (13,670)
Reinstatements, transfers to OREO, sales and paydowns ....   (11,530)          (942)             (31)          (738)      (13,241)
                                                             -------         ------             ----          -----      --------
March 31, 2002 ...........................................   $71,189         $2,754          $ 3,305        $10,039      $ 87,287
                                                             =======         ======          =======        =======       =======

Number of non-accrual loans at March 31, 2002 ............        14             16                4             21            55
Principal balance of smallest non-accrual loan ...........   $   660         $   17          $   164        $    62      $     17
Principal balance of largest non-accrual loan ............   $14,006         $1,342          $ 1,310        $ 2,723      $ 14,006

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

       At March 31, 2002, CBC had aircraft and aircraft related loans totaling $82.3 million as compared to $94.0 million at December 31, 2001. At March 31, 2002, eight aircraft and aircraft related loans totaling $42.0 million were classified as "Substandard." At March 31, 2002, CBC had loss allowances of $6.2 million allocated toward these classified loans.

       Loans and leases held for investment consisted of the following at March 31, 2002 and December 31, 2001:

                                                        March 31,   December 31,
                                                        ---------   ------------
                                                          2002          2001
                                                          ----          ----
                                                            (In thousands)
     Loans secured by real estate:
          One-to-four family .......................    $  15,425    $   19,698
          Multifamily (IPL) ........................      170,334       182,781
          Commercial (IPL) .........................       14,322        25,276
                                                        ---------    ----------
                                                          200,081       227,755

     Commercial loans:
     Coast Business Credit .........................      459,021       536,652
     Mortgage warehouse lines (IWF) ................      126,619       143,792
     Entertainment loans (LHO) .....................      125,467       130,499
     Loan Participation and Investment Group .......       55,106        67,171
     Leases ........................................        8,248        36,242
     Franchise loans ...............................        4,797         4,930
     Other commercial loans ........................        6,535         6,541
                                                        ---------    ----------
                                                          785,793       925,827

     Consumer loans:
     Installment loans .............................          297           365
     Auto loans ....................................          480           337
                                                        ---------    ----------
                                                              777           702
     Gross loans ...................................      986,651     1,154,284
     Loans in process ..............................          831         3,046
     Unamortized premiums ..........................          780           860
     Deferred loan fees ............................       (7,458)       (9,091)
                                                        ---------    ----------
                                                          980,804     1,149,099
     Allowance for loan and lease losses ...........      (75,683)      (72,252)
                                                        ---------    ----------
        Total                                           $ 905,121    $1,076,847
                                                        =========    ==========

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

REGULATORY MATTERS

SPB's Capital Ratios

       The following table presents SPB's actual capital ratios and the corresponding minimum adequate and well capitalized capital ratio requirements under the (i) FDIC Risk-based Capital and Tier 1 Capital regulations and (ii) the FDIC Leverage ratio regulation as of March 31, 2002. See -"Agreements with Regulators".

                                                                                               Minimum "Well
                                                                   Minimum "Adequate"           Capitalized"
                                               Actual                 Requirement               Requirement
                                               ------                 -----------               -----------
                                          Amount     Ratio       Amount          Ratio       Amount      Ratio
                                          ------     -----       ------          -----       ------      -----
                                                                (Dollars in thousands)
  Risk-based Capital ................    $73,302     6.29%      $93,238          8.00%      $116,547     10.00%
  Risk-based Tier 1 Capital .........     58,015     4.97        46,618          4.00         69,928      6.00
  FDIC Leverage Ratio ...............     58,015     4.22        54,903          4.00         68,629      5.00

LIQUIDITY AND CAPITAL RESOURCES

   Parent Company

     We generate liquidity at ICII from a variety of sources, including interest income from loans and investments, income tax payments received from our subsidiaries, dividends from subsidiary earnings, and sales of non-core assets and investments. ICII's primary cash requirements include income tax payments and interest and principal payments on outstanding debt obligations. We also use available cash to infuse capital into our primary subsidiary SPB and make investments in our other subsidiaries. At March 31, 2002 cash and interest-bearing deposits available to ICII totaled $6.9 million as compared to $16.3 million at December 31, 2001. The decrease in cash since December 31, 2001 was primarily attributed to our investments in SPB, debt retirements, and interest payments on long-term debt. At March 31, 2002, the total outstanding principal balance of ICII's debt was $175.3 million and its total shareholders' deficit was $97.3 million.

       The detail of outstanding debt at ICII is as follows:


                                                                                      At March 31, 2002      At December 31,
                                                                                           2002                   2001
                                                                                           ----                   ----
                                                                                                  (In thousands)
                                                                                                  --------------

        Face amount of 10.25% remarketed par securities ("ROPES") due June 2002 ....     $    1,040            $    1,040
        Face amount of 12% Senior Secured Notes due June 2002 ......................         22,601                16,200
        Face amount of 12% Secured Convertible Notes due July 2005 .................             --                10,000
        Face amount of 12% Exchange Notes due June 2005 ............................        124,749               122,749
        Face amount of 9 3/4% Senior Notes due January 2004 ........................          7,419                 7,419
        Face amount of 9 7/8% Senior Notes due January 2007 ........................         19,475                19,475
                                                                                         ----------            ----------
            Total face amount outstanding ..........................................     $  175,284            $  176,883
                                                                                         ==========            ==========

         Interest is payable on June 15 and December 15 on the remarketed par securities, monthly on the Senior Secured Notes, January 30, and July 30 on the Exchange Notes, and July 15 and January 15 on the Senior Notes.

     The current amount of cash and interest-bearing deposits available to ICII is significantly less than the amount of its debt outstanding at March 31, 2002. The ability of ICII to repay its debt obligations in accordance with their stated terms is dependent on the future dividend payments from SPB to ICII and on the cash flows generated by ICII and other non-bank subsidiaries, primarily from asset sales.

     An industrial bank such as SPB may declare dividends only in accordance with California Law and FDIC regulations, which impose legal limitations on the payment of dividends. In December 2000 SPB consented to the issuance of the FDIC Order and the DFI Order (the "Orders"). Under its Orders, SPB is prohibited from paying cash dividends without the prior approval of the DFI and the FDIC. Because cash dividends reduce the regulatory capital of SPB, and because of the restrictions contained in the Orders, it is unlikely that SPB will pay cash dividends in the near future and there is no assurance that SPB will ever resume paying cash dividends. The continued prohibition against SPB paying cash dividends, unless approved in advance by the DFI and FDIC, will adversely affect our ability to make required payments of interest and principal on our indebtedness as early as July 15, 2002. Our ability to make scheduled payments of the principal of, or to pay the interest on, our indebtedness will depend upon the ability of ICII to sell assets and SPB to obtain regulatory approvals necessary to permit it to pay ICII dividends, as well as upon on our future performance and that of SPB which, to a substantial extent, are subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

     As SPB is currently unable to pay us dividends due to the reasons discussed above, certain of these assets must be liquidated in order for ICII to continue servicing its existing indebtedness. The amount of net proceeds and the related gain or loss on the sale of these assets are dependent on the interest rate environment, the credit quality of the asset sold, general economic conditions, and other factors affecting the financial markets at the time of such sales, if any. Additionally, management and the board may conclude that the proceeds from such asset sales could best be used to provide additional capital to SPB. To the degree that sales proceeds are infused into SPB, these funds would not be available to meet the obligations of ICII.

     By July 15, 2002 ICII will require approximately $28.4 million to both 1) repay the amount of principal owed to the Senior Secured note holders and 2) make the scheduled interest payments on our other notes. At March 31, 2002, cash and interest-bearing deposits available to ICII totaled $6.9 million. Our ability to generate the funds required by July 15, 2002 is solely dependent on the asset sales discussed above. If we are not able to generate sufficient liquidity to meet these obligations, either from asset sales or from operations, our creditors may force ICII into involuntary bankruptcy or ICII may file for protection under the Bankruptcy Code. There can be no assurance ICII will be able to service its outstanding indebtedness during 2002. There can also be no assurance that ICII will regain efficient access to the capital markets in the future or that financing will be available to satisfy ICII's operating and debt service requirements or to fund our future growth.

   Southern Pacific Bank

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

     The following table shows certain information regarding SPB's borrowings from the FHLB as indicated:

                                                                           March 31,       December 31,
                                                                           ---------       ------------
                                                                             2002              2001
                                                                             ----              ----
FHLB advances:                                                               (Dollars in thousands)
     FHLB line of credit at end of period ..............................   $132,000          $146,500
     Balance outstanding at end of period ..............................     75,000            75,000
     Weighted average interest rate at end of period ...................       2.07%             2.07%
     Maximum amount outstanding at any month end during the period .....   $ 75,000          $120,000
     Average balance outstanding .......................................     75,000            56,068
     Weighted average interest rate during the period ..................       2.07%             4.20%

     FHLB borrowings must be fully collateralized by qualifying mortgage loans and may be in the form of overnight funds or term borrowings at SPB's option. The FHLB advances are secured by certain real estate loans and securities with a carrying value of $220.8 million and $188.5 million at March 31, 2002 and December 31, 2001, respectively.

     SPB has been able to acquire new deposits through its local marketing strategies as well as domestic money markets. SPB maintains liquidity in the form of cash and interest-bearing deposits with financial institutions. SPB tracks on a daily basis all new loan applications by office and, based on historical closing statistics, estimates expected fundings. Cash management systems at SPB allow SPB to anticipate both funding and sales and adjust deposit levels and short-term investments against the demands of SPB's lending activities. SPB's deposit portfolio, which consists primarily of certificate accounts, was $1.18 billion at March 31, 2002 as compared to $1.24 billion at December 31, 2001.

     During 2001, ICII exchanged $22.0 million of SPB's subordinated debt and contributed $34.3 million in capital to SPB. In the first quarter of 2002, ICII contributed $5.0 million and converted the remaining $20.0 million of its investment in SPB's subordinated debt and its $50.0 million investment in SPB's preferred stock to common equity (Tier 1 capital). Under its regulatory orders, SPB is currently prohibited from raising any new brokered deposits. SPB's outstanding balance of brokered deposits was $39.6 million at March 31, 2002 as compared to $38.6 million at December 31, 2001.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
        ----------------------------------------------------------

     There have been no material changes to the quantitative and qualitative disclosures about market risk included in our annual report on Form 10-K for the year ended December 31, 2001.

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

        Our company is a defendant in Steadfast Insurance Company v. Auto Marketing Network Inc. and Imperial Credit Industries, Inc. filed on August 12, 1997 in the Northern District of Illinois, Case No. 97-C-5696. The plaintiff is seeking damages in the amount of $27 million allegedly resulting from the fraudulent inducement to enter into, and the subsequent breach of, a motor vehicle collateral enhancement insurance policy. In May 1998, we filed a counterclaim against the plaintiff for $54 million in damages based on the allegation that the underlying claim was filed in bad faith. We moved to dismiss our company from the lawsuit and, on April 17, 2000, the Court granted our motion in part and found that we were not liable for any of Steadfast's losses arising from payments for defaulted loans. The Court had pending a motion for partial summary judgment, filed by the plaintiff, and our company motion for summary judgment on our counterclaim against Steadfast. Steadfast also had counter-moved for summary judgment on our counterclaim, and the parties filed motions seeking the exclusion of each other's expert witnesses. On July 31, 2001, the Court granted motions to exclude the parties' experts' testimony, decided a number of motions for partial summary judgments, and ordered a status hearing. At a status hearing on December 6, 2001, the Court set pretrial filing dates. A jury trial is scheduled to begin on June 10, 2002.

        Our company and two of our former directors, among others, are defendants in an adversary proceeding filed by the liquidating trustee of the Southern Pacific Funding Corp. ("SPFC") liquidating trust on October 5, 2000, in the U.S. Bankruptcy Court for the District of Oregon, In re Southern Pacific Funding Corp. Case No. 398- 37613-elp 11, Beck v. Imperial Credit Industries, Inc., et al, Adv. Proc. No. 00-03337-elp. The trustee seeks to recover damages in excess of $238.5 million for losses alleged to have been incurred by SPFC in connection with its sub-prime lending and securitization program during the years 1995-1998. The trustee alleges that the losses were caused by defendants' breaches of fiduciary duties and negligence. In addition, the trustee seeks equitable re-characterization of certain ICII claims against the SPFC bankruptcy estate and also asserts a right of setoff against all defendants' various claims against the bankruptcy estate for the wrongs alleged in the breach of fiduciary duties and negligence claims. Our company and our two former directors moved to dismiss the adversary proceedings for lack of subject matter jurisdiction and failure to state a claim. The Bankruptcy Court heard these motions on December 20, 2000. By orders entered January 18, 2001, the Bankruptcy Court denied the motion to dismiss for lack of subject matter jurisdiction but granted, with leave to amend, the motion to dismiss for failure to state a claim. On September 10, 2001, the trustee filed its First Amended Complaint, which re-alleges each of the same causes of action set forth in the original complaint. On October 9, 2001, our company, along with each of the individual defendants, moved to dismiss the First Amended Complaint for failure to state a claim. Defendants' motion to dismiss is pending and has not been decided by the Court. On November 13, 2001, the Court entered an order staying the action for 90 days. The stay has expired and pre-trial discovery is underway.

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

        None

Item 5. Other Information
        -----------------

        None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        The Registrant filed the following Reports on Form 8-K during the quarter ended March 31, 2002; on February 14, 2002, the Registrant announced its results of operations for the year ended December 31, 2001, and on January 9, 2002, the Registrant announced management appointments.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Imperial Credit Industries, Inc.

Date: May 20, 2002            By: /s/ Paul B. Lasiter
      ------------                --------------------------------------
                                  Paul B. Lasiter
                                  Senior Vice President - Corporate Controller